Form 10-Q
period 1999-06-30
BLOCKBUSTER INC
filed 1999-09-23
CIK 1085734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 001-15153

                                BLOCKBUSTER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         52-1655102
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                                 1201 ELM STREET
                               DALLAS, TEXAS 75270
                            TELEPHONE (214) 854-3000

               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES      NO  X
                                      ---     ---

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 30, 1999:

     CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE:  31,002,666
     CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE: 144,000,000

                                BLOCKBUSTER INC.
                               INDEX TO FORM 10-Q

PART I  - FINANCIAL INFORMATION                                                    Page
Item 1.    Financial Statements

           Consolidated Statements of Operations (Unaudited) -
             for the Three Months and Six Months ended June 30,
             1998 and June 30, 1999                                                  3

           Consolidated Balance Sheets -
             at December 31, 1998 and June 30, 1999 (Unaudited)                      4

           Consolidated Statements of Cash Flows (Unaudited) for the Six
             Months ended June 30, 1998 and June 30, 1999                            5

           Notes to Consolidated Financial Statements (Unaudited)                    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk               27

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                        28

Item 2.    Changes in Securities and Use of Proceeds                                28

Item 5.    Other Information                                                        28

Item 6.    Exhibits and Reports on Form 8-K                                         29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                BLOCKBUSTER INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                   ---------------------      ------------------------
                                                                    1998          1999          1998           1999
                                                                   -------      --------      ---------      ---------
REVENUES:
   Rental revenues............................................     $ 752.4      $  887.3      $ 1,523.6      $ 1,839.3
   Merchandise sales..........................................       126.3         131.6          267.6          274.6
   Other revenues.............................................        11.3          22.8           30.0           40.8
                                                                   -------      --------      ---------      ---------
                                                                     890.0       1,041.7        1,821.2        2,154.7
                                                                   -------      --------      ---------      ---------
COST OF SALES:
   Cost of rental revenues....................................       680.1         299.2          896.6          626.2
   Cost of merchandise sold...................................       109.7          97.2          219.8          212.0
                                                                   -------      --------      ---------      ---------
                                                                     789.8         396.4        1,116.4          838.2
                                                                   -------      --------      ---------      ---------
Gross profit..................................................       100.2         645.3          704.8        1,316.5

OPERATING EXPENSES:
   General and administrative.................................       423.2         480.1          833.9          952.2
   Advertising................................................        39.4          64.0           71.4          119.7
   Depreciation...............................................        52.1          54.5          104.4          106.3
   Amortization of intangibles................................        42.4          42.5           85.0           85.5
                                                                   -------      --------      ---------      ---------
                                                                     557.1         641.1        1,094.7        1,263.7
                                                                   -------      --------      ---------      ---------
Operating income (loss).......................................      (456.9)          4.2         (389.9)          52.8

   Interest expense ..........................................        (6.4)        (30.7)         (13.3)         (59.9)
   Interest income............................................         1.3            .5            2.2            1.1
   Other items, net...........................................           -           (.2)             -            (.2)
                                                                   -------      --------      ---------      ---------
Income (loss) before income taxes.............................      (462.0)        (26.2)        (401.0)          (6.2)
   Benefit (provision) for income taxes.......................       145.0         (11.3)          99.8          (34.7)
   Equity in income (loss) of affiliated companies, net of
     tax......................................................        (1.0)         (2.4)          (1.0)          (2.4)
                                                                   -------      --------      ---------      ---------
Net income (loss).............................................     $(318.0)     $  (39.9)     $  (302.2)     $   (43.3)
                                                                   =======      ========      =========      =========

NET INCOME (LOSS) PER SHARE:
    Basic and diluted.........................................     $ (2.21)     $  (0.28)     $   (2.10)     $   (0.30)
                                                                   =======      ========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted.........................................         144           144            144            144
                                                                   =======      ========      =========      =========
UNAUDITED PRO FORMA NET INCOME (LOSS) PER SHARE:
    Basic and diluted.........................................                  $  (0.23)                     $  (0.25)
                                                                                ========                      ========
UNAUDITED PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted.........................................                       175                           175
                                                                                ========                      ========

            See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                DECEMBER 31,   JUNE 30,
                                                                   1998          1999
                                                                -----------   ----------
ASSETS                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents..................................  $     99.0    $     91.1
   Receivables, less allowances of $22.7 (1998) and
        $16.3 (1999)..........................................       124.8         117.8
   Merchandise inventories....................................       277.4         248.9
   Prepaid assets.............................................       130.5         126.5
                                                                ----------    ----------
      Total current assets....................................       631.7         584.3

Rental library, net...........................................       441.2         461.7
Deferred income taxes.........................................        92.5          62.3
Property and equipment, net...................................       995.3       1,046.0
Intangibles, net..............................................     6,055.6       6,042.3
Other assets..................................................        58.5          76.3
                                                                ----------    ----------
                                                                $  8,274.8    $  8,272.9
                                                                ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...........................................  $    448.6    $    290.8
   Accrued expenses...........................................       361.8         376.8
   Current portion capital lease obligations..................        22.2          22.3
   Deferred income taxes......................................        13.6           9.1
                                                                ----------    ----------
      Total current liabilities...............................       846.2         699.0

Notes payable to Viacom.......................................     1,576.4            --
Long-term debt, less current portion..........................          --       1,600.0
Capital lease obligations, less current portion...............       138.8         124.7
Other liabilities.............................................        75.5         116.0
                                                                ----------    ----------
                                                                   2,636.9       2,539.7

Stockholder's equity:
   Viacom's net equity investment.............................     5,695.8       5,784.6
   Accumulated other comprehensive loss -
        foreign currency translation adjustment...............       (57.9)        (51.4)
                                                                ----------    ----------
      Total stockholder's equity..............................     5,637.9       5,733.2
                                                                ----------    ----------
                                                                $  8,274.8    $  8,272.9
                                                                ==========    ==========

            See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1998           1999
                                                                      ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $  (302.2)       $  (43.3)
  Adjustments to reconcile net income (loss) to net cash
    flow provided by operating activities:
    Depreciation and amortization..................................       985.9           532.9
    Deferred income taxes..........................................       (71.7)           63.6
    Equity in loss of affiliated companies.........................         1.0             2.4
    Gain on sale of store operations...............................         - -            (6.0)
  Change in operating assets and liabilities:
    Decrease in receivables........................................         7.4             7.1
    (Increase) decrease in merchandise inventories.................        (7.5)           30.2
    Increase in prepaid and other assets...........................       (25.2)          (17.1)
    Decrease in accounts payable ..................................       (67.4)         (155.3)
    Increase in accrued expenses and other liabilities.............        26.4            21.1
                                                                      ---------        --------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES.....................       546.7           435.6
                                                                      ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Rental library purchases.......................................      (388.1)         (355.9)
    Capital expenditures...........................................       (49.9)         (159.6)
    Cash used for acquisitions.....................................       (13.5)          (93.9)
    Proceeds from sale of store operations.........................         - -            14.2
    Investments in affiliated companies............................         2.7            (0.8)
                                                                      ---------        --------

NET CASH FLOW USED IN INVESTING ACTIVITIES.........................      (448.8)         (596.0)
                                                                      ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from $1.9 billion credit agreement....................         - -         1,600.0
    Proceeds from term loan........................................        46.6             - -
    Repayment of credit facility...................................       (46.6)            - -
    Net borrowings from (repayments of) notes due to
       Viacom......................................................        63.0        (1,576.4)
    Capital lease payments.........................................       (17.4)          (19.0)
    (Repayments to) capital contribution from Viacom,
    net............................................................      (213.9)          148.6
                                                                      ---------        --------
NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES...........      (168.3)          153.2
                                                                      ---------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............................        (2.1)           (0.7)
                                                                      ---------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........................       (72.5)           (7.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................       129.6            99.0
                                                                      ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $    57.1        $   91.1
                                                                      =========        ========
  Supplemental cash flow information:
    Cash payments for interest.....................................   $  10,668        $ 52,390

  Non-cash investing and financing activities:
    Property and equipment acquired under capitalized leases.......   $     442        $  5,157

            See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


NOTE 1-BASIS OF PRESENTATION

         Blockbuster Inc. and subsidiaries (the "Company" or "Blockbuster") own, operate and franchise videocassette rental and sales stores in the United States and a number of foreign countries. The Company offers pre-recorded videocassettes primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. In addition, the Company offers video games for rental and sale and sells certain other entertainment-related merchandise.

         The consolidated financial statements and related notes for the three and six month periods ended June 30, 1998 and 1999 and as of December 31, 1998 and June 30, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements for the periods prior to the Company's initial public offering (the "Offering") are presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of the Company, including entities owned by Blockbuster or purchased from affiliates of Viacom Inc. ("Viacom") in the case of certain of its international operations. In this context, no historical direct ownership relationship existed among the various entities comprising Blockbuster; accordingly, Viacom and its subsidiaries' net investment in Blockbuster is included in the Stockholder's equity in the consolidated financial statements.

         As a part of the Reorganization Transactions (see discussion below), the Company purchased stock and/or assets from affiliates of Viacom with cash funded by a bank credit agreement or contributed by Viacom in order to acquire certain international operations of the Company. Advances from Viacom to Blockbuster to fund these operations have been treated as intercompany notes in the accompanying consolidated financial statements. Any difference between the recorded intercompany notes payable to Viacom and the ultimate amount of the purchase price for the stock or assets of these operations will be recognized as an adjustment to Stockholder's equity.

         Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company, (2) on December 31, 1998 the Company declared a $1.4 billion dividend payable to Viacom International Inc. which has been reflected as an interest-bearing note in the accompanying consolidated balance sheet, (3) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (4) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to fund debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, and (5) effective August 3, 1999, the Company was recapitalized with Class A common stock and Class B common stock of which 144,000,000 shares of Class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company. These transactions are collectively referred to as the Reorganization Transactions.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


         The Class A common stock of the Company was sold to the public on August 10, 1999 and began trading on the New York Stock Exchange on August 11, 1999. The Offering consisted of 31,000,000 shares of Class A common stock sold at a price to the public of $15 per share. Proceeds of the Offering aggregated $442.9 million, net of underwriting discounts and commissions and before payment of estimated Offering expenses. Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's Class B common stock, Viacom owned approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of Class A and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

         In the opinion of management, the accompanying financial statements include all recurring adjustments and normal accruals necessary to present fairly the Company's financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

         These financial statements should be read in conjunction with the more detailed audited financial statements for the year ended December 31, 1998, included in the Company's prospectus dated August 10, 1999.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

         Subsequent to June 30, 1999, as discussed above, the Company was recapitalized to provide for Class A common stock and Class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of Class B common stock has been retroactively reflected for the purposes of presenting net income (loss) per share for the periods prior to the Offering.

         Unaudited pro forma basic and diluted net income (loss) per share includes the shares of both Class A and Class B common stock outstanding as of the date of the Offering. Unaudited pro forma basic and diluted net income
(loss) per share are the same since the Company options

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


granted in connection with the Offering have an exercise price equal to the initial offering price. Pro forma basic and diluted net income (loss) per share have been presented for the most recent interim periods.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three month and six month periods ended June 30 was as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30                      JUNE 30
                                                       -------------------------       ----------------------
                                                          1998            1999           1998         1999
                                                       --------         --------       ---------     --------
         Net income (loss)......................       $ (318.0)        $  (39.9)      $ (302.2)     $  (43.3)
         Currency translation adjustment........          (25.5)            10.2          (12.4)          6.5
                                                       --------         --------       --------      --------
            Total comprehensive income (loss)...       $ (343.5)        $  (29.7)      $ (314.6)     $  (36.8)
                                                       ========         ========       ========      ========


NOTE 2-CHANGE IN ACCOUNTING METHOD FOR RENTAL LIBRARY

         Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library. Blockbuster has adopted this new method of amortization because it has implemented a new business model, including revenue sharing agreements with Hollywood studios, which has dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows Blockbuster to purchase videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster has changed its method of amortizing rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

          Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette cost amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games are amortized on an accelerated basis over a 12-month period to an estimated $10 salvage value. Revenue sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

         The new method of accounting was applied to the rental library that was held at April 1, 1998. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


recorded a non-cash pre-tax charge of $424.3 million to cost of rental revenues in the second quarter of 1998. The charge represents an adjustment to the carrying value of the rental tapes due to the new method of accounting.

         The Company believes that the new amortization method developed for Blockbuster's new business model will result in a better matching of revenue and expense recognition. Under the new model, cost of sales attributable to videocassettes is comprised of revenue sharing payments, which are expensed when the related revenue is recognized, amortization of product costs and residual values of previously viewed tapes and games upon sale.

         Prior to April 1, 1998 videocassette rental library was recorded at cost and amortized over its estimated economic life. Base stock videocassettes (generally 1 to 4 copies per title for each store) were amortized over 36 months on a straight-line basis. Non-base stock videocassettes (generally the fifth and succeeding copies per title for each store) were amortized over six months on a straight-line basis. Video game library was amortized on a straight-line basis over a period of 12 to 24 months.

NOTE 3-RELATED PARTY TRANSACTIONS

         Viacom provides the Company with certain general and administrative services, including insurance, legal, treasury, financial and other corporate functions. The allocation of expenses is generally based on actual costs incurred and such costs are apportioned to the Company based upon the average of certain specified ratios of revenues and net assets. The charges for such services for the three months ended June 30, 1998 and 1999 were $2.8 million and $3.3 million, respectively, and $5.8 million and $6.4 million, respectively, for the six months ended June 30, 1998 and 1999. Management believes that the methodologies used to allocate these charges are reasonable, however, these allocations of costs and expenses do not necessarily indicate the cash and expenses that would have been or will be incurred by the Company on a stand-alone basis. Viacom also pays insurance premiums on behalf of the Company for certain worker's compensation, property, general liability and group insurance policies. Insurance expense related to these policies was $4.0 million and $3.5 million for the three months ended June 30, 1998 and 1999, respectively, and $7.8 million and $7.1 million, respectively, for the six months ended June 30, 1998 and 1999. Viacom also has a noncontributory defined benefit pension plan in which the Company's employees are covered and provides other employee benefits, including participation in a 401(k) savings plan. Viacom has charged the Company $1.2 million and $1.5 million for pension and 401(k) savings plan expenses for the three months ended June 30, 1998 and 1999, respectively, and $2.6 million and $2.7 million, respectively, for the six months ended June 30, 1998 and 1999.

         Viacom generally does not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom and notes associated with the acquisition of franchise operations discussed in
Note 4. Interest expense related to intercompany debt for the three months ended June 30, 1998 and 1999 was $1.0 million and $24.3 million, respectively,

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


and $2.9 million and $49.1 million, respectively, for the six months ended June 30, 1998 and 1999.

         Blockbuster and Viacom have entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction.

         The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from Paramount Pictures Corporation. Total purchases were $42.2 million and $19.5 million for the three months ended June 30, 1998 and 1999, respectively, and $42.4 million and $33.5 million, respectively, for the six months ended June 30, 1998 and 1999. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $2.5 million and $5.6 million for the three months ended June 30, 1998 and 1999, respectively, and $6.4 million and $9.8 million, respectively, for the six months ended June 30, 1998 and 1999.

         In conjunction with the sale by a related party of Blockbuster Music ("Music") to Wherehouse Entertainment, Inc. ("Wherehouse"), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was predominantly for obligations related to closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These liabilities at the date of assignment aggregated approximately $67 million of which $30.3 million remains in current liabilities at June 30, 1999.

         All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

NOTE 4-NOTES PAYABLE TO VIACOM

         On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee. The purchase was funded with the proceeds of two notes payable to Viacom which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 6.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


         On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds under the Company's new credit agreement, as discussed in Note 6, was used towards the purchase price. The remaining $157 million was paid with cash from Viacom and has been recognized as an increase in Viacom's net equity investment.

NOTE 5-SALE OF STORE OPERATIONS

         In June 1999, Blockbuster sold certain stores to a franchisee for $14.9 million as part of the Company's strategy to maintain an optimal mix of company-operated and franchised stores. As a result of the sale, Blockbuster received $14.2 million in cash and a note receivable and recorded a gain of $6.0 million as a component of general and administrative expenses. The principal and accrued interest on the note are due on June 30, 2000 and bear interest at prime plus 1% (8.75% at June 30, 1999).

NOTE 6-CREDIT AGREEMENT

         On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement with a syndicate of lenders. The credit agreement is comprised of a $700 million long-term revolving loan due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million short-term revolving loan due June 19, 2000. A varying commitment fee based on leverage ratios is charged on the unused amount of the revolving loans. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at the Company's option at the time of borrowing.

         On June 23, 1999, the Company borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolving loan, $600 million borrowed under the term loan, and $600 million under the short-term revolving loan. The weighted average interest rates at June 30, 1999 for these borrowings were 6.9%, 6.9% and 6.8%, respectively. The $600 million borrowed under the short-term revolving loan has been classified in the consolidated balance sheet as long-term debt. The Company has refinanced a portion of this amount through equity proceeds from the Offering and has the ability and intent to refinance the remainder of this amount with additional borrowings under its long-term revolving loan.

         The credit agreement contains covenants that limit the Company's ability to pay dividends on or repurchase the Company's common stock or make other distributions, other than dividends of $90 million, $115 million, $130 million, $145 million and $160 million in the first five years following the completion of the Offering, respectively. The credit agreement also requires compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio. At June 30, 1999, the Company was in compliance with its financial covenants.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


NOTE 7-COMMITMENTS AND CONTINGENCIES

         Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The remaining lease terms expire on various dates through 2007. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements.
If Wherehouse defaults, related losses could materially affect future operating income.

         Pursuant to a tax matters agreement entered into between the Company and Viacom effective as of the consummation of the Offering, the Company will generally be responsible for, among other things, any taxes imposed on Viacom or its subsidiaries as a result of the split-off failing to qualify as a tax-free transaction on account of any breach of the Company's representations or agreements or any action or failure to act by the Company or any transactions involving the Company's assets, stock or business (regardless of whether such transaction is within its control) following the split-off.

         On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. Blockbuster removed the case to the United States District Court for the Western District of Texas, and the plaintiff has filed a motion to have the case remanded to the state court. The plaintiff asserts that by entering into and operating under the Company's revenue-sharing agreements, the Company has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes. The plaintiff is seeking triple the amount of his alleged actual damages and triple the amount of alleged actual damages of those similarly situated, under the Texas Free Enterprise and Antitrust Act. The dollar amount that the plaintiff is alleging as the actual damages to himself and those similarly situated is not set forth in his complaint. The Company believes that the plaintiff's position is completely without merit, and the Company intends to vigorously defend itself in the litigation.

         In addition, another party, purporting to act as a class representative on behalf of itself and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and the studios' home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. This plaintiff is seeking triple the amount of alleged actual damages to itself and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. If Viacom is required to pay any damage award as a result of this litigation, Viacom may seek indemnification for its losses from the Company pursuant to the

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


terms of a release and indemnification agreement entered into between the Company and Viacom effective as of the consummation of the Offering.

         The Company is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies would not have a material adverse impact on the Company's financial statements or liquidity. However, there can be no assurances that future costs would not be material to results of operations or liquidity of the Company for a particular period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

NOTE 8-SUBSEQUENT EVENTS

         On July 15, 1999, Blockbuster's Board of Directors adopted the 1999 Long-Term Management Incentive Plan (the "Plan") for the benefit of its employees and directors. The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. An aggregate of 25,000,000 shares of Class A common stock is reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights, restricted shares of Class A common stock, restricted share units and phantom shares. Options to purchase 11,481,908 shares of Class A common stock were granted under the Plan effective as of August 11, 1999. The exercise price of these options was equal to the initial public offering price. The options will generally vest over a five year period beginning on the first anniversary of the date of the grant.

         The Company has entered into a U.S. promotional services and customer database services and license agreement with MTV Networks ("MTVN"), an affiliate of Viacom. Under this agreement, for one year, the Company will provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVN Online and its direct and indirect affiliates for internal use so long as Viacom is in control of MTVN Online and such affiliates. In return, MTVN will pay Blockbuster $4.5 million each quarter for four quarters starting the third quarter of 1999 for a total of $18 million plus costs. In addition, during this one year period, MTVN will have an option to pay the Company an additional $5 million to extend in perpetuity the license to use the customer database. If MTVN exercises this option, it will provide Blockbuster, for internal use, with access to MTVN's Leisure Time Study, a proprietary study of how consumers choose among the increasing number of media, entertainment and other leisure time activities available to them. At any time, the Company has the right to terminate this option or MTVN's perpetual license for a fee of $25 million. In such event, the Company's access to MTVN's Leisure Time Study also terminates.

         On September 6, 1999, Viacom Inc. and CBS Corporation ("CBS") entered into an Agreement and Plan of Merger providing for the merger of CBS with and into Viacom. Pursuant to the Viacom/CBS merger agreement, each share of CBS common stock, par value $1.00 per share, that is issued and outstanding immediately prior to the effective time of the merger will be

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (TABULAR AMOUNTS IN MILLIONS)


converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock. The merger is contingent upon, among other things, regulatory and CBS shareholder approval.

         Viacom has announced that, subject to Viacom board approval and the receipt of a supplemental tax ruling from the Internal Revenue Service, reflecting the proposed merger between Viacom and CBS, it may offer to exchange all of its shares of Blockbuster Inc. for shares of Viacom's common stock ( the "Split-Off"). Subject to certain limitations set forth in the Agreement and Plan of Merger between Viacom and CBS, Viacom has the sole discretion to determine if and when this Split-Off transaction will occur and all terms of such Split-Off transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the related Notes.

RESULTS OF OPERATIONS

         The following table sets forth results of operations for the three and six months ended June 30, 1998 and 1999 and other financial data:


                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                               ------------------------    ---------  --------------
                                                                  1998           1999        1998           1999
                                                                  ----           ----        ----           ----
                                                                (IN MILLIONS, EXCEPT MARGIN AND WORLDWIDE STORE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.............................................          $   890.0      $ 1,041.7     $ 1,821.2      $ 2,154.7
Cost of sales........................................              789.8          396.4       1,116.4          838.2
                                                               ---------      ---------     ---------      ---------
Gross profit.........................................              100.2          645.3         704.8        1,316.5
Operating expenses...................................              557.1          641.1       1,094.7        1,263.7
                                                               ---------      ---------     ---------      ---------

Operating income (loss)..............................             (456.9)           4.2        (389.9)          52.8
Interest expense.....................................               (6.4)         (30.7)        (13.3)         (59.9)

Interest income......................................                1.3             .5           2.2            1.1

Other items, net.....................................                - -            (.2)          - -            (.2)
                                                               ---------      ---------     ---------      ---------
Income (loss) before income taxes....................             (462.0)         (26.2)       (401.0)         ( 6.2)
Benefit (provision) for income taxes.................              145.0          (11.3)         99.8          (34.7)
Equity in loss of affiliated companies, net of tax...               (1.0)          (2.4)         (1.0)          (2.4)
                                                               ---------      ---------     ---------      ---------
Net income (loss)....................................          $  (318.0)     $   (39.9)    $  (302.2)     $  ( 43.3)
                                                               =========      =========     =========      =========

CASH FLOW DATA:
Cash flows from operating activities.................                                       $   546.7      $   435.6
Cash flows used for investing activities.............                                          (448.8)        (596.0)
Cash flows from (used for) financing activities......                                          (168.3)         153.2

OTHER  DATA:
Depreciation.........................................          $    52.1      $    54.5     $   104.4      $   106.3
Amortization of intangibles..........................               42.4           42.5          85.0           85.5

EBITDA (1)...........................................          $  (362.4)     $   101.2     $  (200.5)     $   244.6

Net income (loss) plus intangible amortization,
   net of tax (1) (2)................................          $  (277.0)     $     1.0     $  (220.2)     $    38.8

MARGINS:
Rental margin (3)....................................                9.6%          66.3%         41.2%          66.0%
Merchandise margin (4)...............................               13.1%          26.1%         17.9%          22.8%
Gross margin (5).....................................               11.3%          61.9%         38.7%          61.1%

WORLDWIDE STORE DATA:
Same store revenues increase (6).....................               12.6%           9.9%          9.9%          12.9%
Total stores at end of period........................              6,153          6,658         6,153          6,658

SEE FOOTNOTES ON THE FOLLOWING PAGE.

----------------------------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.

(3)  Rental gross profit as a percentage of rental revenues.

(4)  Merchandise gross profit as a percentage of merchandise revenues.

(5)  Gross profit as a percentage of total revenues.

(6)  This represents the increase over the prior comparable period.

SPECIAL ITEM CHARGE

         During the second quarter of 1998, we recorded a $424.3 million special item charge associated with a change in the method of accounting for videocassette and video game rental inventory.

         The following is a summary of the impact of the above-described special item charge on our operating results during the periods presented.


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ---------------------       ----------------------
                                                                        1998           1999          1998          1999
                                                                        ----           ----          ----          ----
                                                                                            (IN MILLIONS)
Operating income (loss).......................................         $ (424.3)        - -         $ (424.3)       - -
Net income (loss).............................................           (273.1)        - -           (273.1)       - -


         Excluding this special item charge, operating results would have been as follows:

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                       ----------------------       ----------------------
                                                                         1998          1999          1998           1999
                                                                         ----          ----          ----           ----
                                                                                            (IN MILLIONS)
Revenues............................................................   $ 890.0     $ 1,041.7       $ 1,821.2     $ 2,154.7
Cost of sales.......................................................     365.5         396.4           692.1         838.2
                                                                       -------     ---------       ---------     ---------

Gross profit........................................................     524.5         645.3         1,129.1       1,316.5
Operating expenses..................................................     557.1         641.1         1,094.7       1,263.7
                                                                       -------     ---------       ---------     ---------

Operating income (loss), excluding special item charge..............   $ (32.6)    $     4.2       $    34.4     $    52.8
                                                                       =======     =========       =========     =========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues of $1,041.7 million for the three months ended June 30, 1999 increased $151.7 million, or 17.0%, from $890.0 million for the three months ended June 30, 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 9.9% for the three months ended June 30, 1999 as compared to the corresponding period of 1998 and an increase in the number of systemwide stores of 505 to 6,658 at June 30, 1999 from 6,153 at June 30, 1998. The increase in same store revenues was principally due to increases in the number of domestic rental transactions of 5.4%, on a same store basis, for the three month period ended June 30, 1999 as compared to the corresponding period of the prior year. Also contributing to the increase in comparable store sales was an increase in the average price per rental transaction.

          Revenue growth consisted principally of an increase of $134.9 million, or 17.9%, in rental revenues to $887.3 million for the three months ended June 30, 1999 principally due to the increase in rental transactions driven by:

          - further increases in purchases under our revenue-sharing agreements, which resulted in continued improvements in the quantity and selection of newly released videos;

          - the impact of our advertising campaigns aimed at marketing the improved customer experience; and

          -    the implementation of more competitive pricing and rental terms.

         Rental revenues include base rental fees and extended viewing fees. Extended viewing fees of $164.7 million for the three months ended June 30, 1999 increased $31.8 million, or 23.9%, from $132.9 million for the comparable three months ended June 30, 1998 due to the increase in rental transactions. As a percentage of total revenues, extended viewing fees were 15.8% for the three months ended June 30, 1999 as compared to 14.9% for the comparable three month period of 1998. Base rental fees and extended viewing fees vary from market to market.

         COST OF SALES. Cost of sales of $396.4 million for the three month period ended June 30, 1999 decreased $393.4 million from $789.8 million for the three months ended June 30, 1998. Cost of sales as a percentage of total revenues for the three month period ended June 30, 1999 decreased to 38.1% from 88.7% for the comparable three month period of 1998. Excluding the special item charge of $424.3 million in the second quarter of 1998, cost of sales for the three month period increased $30.9 million, or 8.5%, primarily due to an increase in cost of rental revenues of $43.4 million for the three months ended June 30, 1999 offset by a decrease in the cost of merchandise sold. As a percentage of revenues, cost of sales excluding the special item charge decreased to 38.1% for the three months ended June 30, 1999 as compared to 41.1% for the comparable three month period of 1998.

         GROSS PROFIT. Gross profit of $645.3 million for the three months ended June 30, 1999 increased $545.1 million, from $100.2 million in the second quarter of 1998. Gross profit as a percentage of total revenues, or gross margin, increased to 61.9% in the second quarter of 1999 from 11.3% in the second quarter of 1998. Excluding the special item charge recorded in the second quarter of 1998, gross margin increased from 58.9% in the second quarter of 1998 to

61.9% in the second quarter of 1999, primarily due to an increase in margins on sales of retail merchandise. Rental margins remained consistent at 66.3% for the three months ended June 30, 1999, compared to 66.0% for the corresponding period of 1998.

         OPERATING EXPENSES. Total operating expenses of $641.1 million in the second quarter of 1999 increased $84.0 million from $557.1 million in the second quarter of 1998. Total operating expenses decreased as a percentage of total revenues to 61.5% in the second quarter of 1999 from 62.6% in the second quarter of 1998. The increases in total operating expenses resulted from the following:

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, which includes expenses incurred at the store and corporate level, decreased as a percentage of total revenues to 46.1% in the second quarter of 1999 from 47.6% in the second quarter of 1998 reflecting the benefits of our larger scale. General and administrative expense of $480.1 million in the second quarter of 1999 increased $56.9 million from $423.2 million in the second quarter of 1998. The dollar increase in general and administrative expense primarily resulted from compensation increases of $32.5 million related to hiring additional personnel to support our store growth. Occupancy cost increased $12.5 million largely as a result of an increase in the number of stores. Other corporate and store expenses increased $11.9 million due primarily to the growth in our business.

                  ADVERTISING EXPENSE. Advertising expenses of $64.0 million in the second quarter of 1999 increased $24.6 million from $39.4 in the second quarter of 1998. As a percentage of total revenues, advertising expense increased to 6.1% in the second quarter of 1999 from 4.4% in the second quarter of 1998. These increases were primarily the result of our planned increased investment in advertising and marketing which began in the second quarter of 1998.

         INTEREST EXPENSE. Interest expense of $30.7 million for the three months ended June 30, 1999, increased $24.3 million as compared to $6.4 million for the three months ended June 30, 1998. This increase primarily reflects payments of interest associated with the $1.4 billion dividend note issued on December 31, 1998 and other promissory notes issued to Viacom in January 1999 related to the purchase of video stores. These notes were subsequently refinanced with borrowings under our credit agreement.

         BENEFIT (PROVISION) FOR INCOME TAXES. We recognized a provision for income taxes of $11.3 million in the second quarter of 1999 as compared to a benefit for income taxes of $145.0 million in the second quarter of 1998. This change was primarily due to the tax benefit associated with the special item charge recorded in the second quarter of 1998.

         EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES, NET OF TAX. The equity in income (loss) of affiliated companies, net of tax was a loss of $2.4 million for the three months ended June 30, 1999 as compared to a loss of $1.0 million for the three months ended June 30, 1998 primarily related to increased losses in the Company's joint venture operations in Italy.

         NET INCOME (LOSS). For the reasons described above, the net loss of $39.9 million for the second quarter of 1999 reflected an increase in net income of $278.1 million from a net loss of $318.0 million for the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Revenues of $2,154.7 million for the six months ended June 30, 1999 increased $333.5 million, or 18.3%, from $1,821.2 million for the six months ended June 30, 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 12.9% for the six months ended June 30, 1999 as compared to the corresponding period of 1998 and an increase in the number of systemwide stores of 505 to 6,658 at June 30, 1999 from 6,153 at June 30, 1998. The increase in same store revenues was principally due to increases in the number of domestic rental transactions of 10.0%, on a same store basis, for the six month period ended June 30, 1999 as compared to the corresponding period of the prior year.

         Revenue growth consisted principally of an increase of $315.7 million, or 20.7%, in rental revenues to $1,839.3 million for the six months ended June 30, 1999 principally due to the increase in rental transactions driven by:

          - a substantial increase in the quantity and selection of newly released videos provided through revenue-sharing agreements;

          - the impact of our advertising campaigns aimed at marketing the improved customer experience; and

          - the implementation of more competitive pricing and rental terms.

         Rental revenues include base rental fees and extended viewing fees. Extended viewing fees of $344.1 million for the six months ended June 30, 1999 increased $69.5 million, or 25.3%, from $274.6 million for the comparable six months ended June 30, 1998 due to the increase in rental transactions. As a percentage of total revenues, extended viewing fees increased to 16.0% for the six month period of 1999 as compared to 15.1% in 1998. Base rental fees and extended viewing fees vary from market to market.

         COST OF SALES. Cost of sales of $838.2 million for the six month period ended June 30, 1999 decreased $278.2 million from $1,116.4 million for the six months ended June 30, 1998. Cost of sales as a percentage of total revenues for the six month period ended June 30, 1999 decreased to 38.9% from 61.3% for the comparable six month period of 1998. Excluding the special item charge of $424.3 million in the second quarter of 1998, cost of sales for the six month period increased $146.1 million, or 21.1%, primarily due to an increase in cost of rental revenues of $153.9 million for the six months ended June 30, 1999. As a percentage of revenues, cost of sales excluding the special item charge increased to 38.9% for the six months ended June 30, 1999 as compared to 38.0% for the comparable six month period of 1998.

         GROSS PROFIT. Gross profit of $1,316.5 million for the six months ended June 30, 1999 increased $611.7 million, from $704.8 million in the six months ended June 30, 1998. For the six months ended June 30, 1999, gross profit as a percentage of total revenues increased to 61.1% from 38.7% in the comparable six months ended June 30, 1998. Gross margin for the six months ended June 30, 1998 and 1999 are not comparable because of the change in accounting implemented in the second quarter of 1998 related to our new business model.

         OPERATING EXPENSES. Total operating expenses of $1,263.7 million for the six months ended June 30, 1999 increased $169.0 million from $1,094.7 million for the six months ended June 30, 1998, but decreased as a percentage of total revenues to 58.6% in 1999 from 60.1% in 1998. The increases in total operating expenses resulted from the following:

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense, which includes expenses incurred at the store and corporate level, decreased as a percentage of total revenues to 44.2% in the six months ended June 30, 1999, from 45.8% in the six months ended June 30, 1998 reflecting the benefits of our larger scale. General and administrative expense of $952.2 million in the six months ended June 30, 1999, increased $118.3 million from $833.9 million in the six months ended June 30, 1998. The dollar increase for the six months ended June 30, 1999 primarily resulted from compensation increases of $64.8 million related to hiring additional personnel to support our store growth. Occupancy costs increased $19.6 million largely as a result of an increase in the number of stores. Other corporate and store expenses increased $33.9 million due primarily to the growth of our business.

                  ADVERTISING EXPENSE. Advertising expenses of $119.7 million for the six months ended June 30, 1999 increased $48.3 million from $71.4 million in the six months ended June 30, 1998. As a percentage of total revenues, advertising expense increased to 5.6% in the six months ended June 30, 1999 from 3.9% in the six months ended June
         30, 1998. These increases reflect our planned increased investment in advertising and marketing which began in the second quarter of 1998.

         INTEREST EXPENSE. Interest expense of $59.9 million for the six months ended June 30, 1999, increased $46.6 million as compared to $13.3 million for the six months ended June 30, 1998. This increase primarily reflects a payment of interest expense associated with the $1.4 billion dividend note issued on December 31, 1998 and other promissory notes issued to Viacom in January 1999 related to the purchase of video stores. These notes were subsequently refinanced with borrowings under our credit agreement.

         BENEFIT (PROVISION) FOR INCOME TAXES. We recognized a provision for income taxes of $34.7 million for the six months ended June 30, 1999 as compared to a benefit for income taxes of $99.8 million for the six months ended June 30, 1998. The fluctuation in the provision was primarily due to the tax benefit associated with the special item charge recorded in the second quarter of 1998.

         EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES, NET OF TAX. The equity in income (loss) of affiliated companies, net of tax was a loss of $2.4 million for the six months ended June 30, 1999 as compared to a loss of $1.0 million for the six months ended June 30, 1998 primarily due to increased losses in the Company's joint venture operations in Italy.

         NET INCOME (LOSS). For the reasons described above, the net loss of $43.3 million for the six months ended June 30, 1999 reflected an increase in net income of $258.9 million from a net loss of $302.2 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY PRIOR TO AND UPON OUR SEPARATION FROM VIACOM

         Prior to our initial public offering of Class A common stock, our capital investments and acquisitions were financed with a combination of cash flow from operations and advances from Viacom Inc. We generate cash from operations predominantly from the rental of videocassettes and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Under Viacom's centralized cash management system, Viacom deposited sufficient cash in our bank accounts to meet our daily obligations and withdrew excess funds from those accounts prior to the initial public offering. These transactions are included in advances from Viacom in the consolidated balance sheets and consolidated statements of cash flows. Excess operating cash flow and additional funding from Viacom was used primarily for opening and acquiring new stores, the refurbishment, remodeling and relocation of existing stores and the purchase of videocassette inventory. Subsequent to the initial public offering, Blockbuster no longer participates in Viacom's cash management system. As such, no further amounts will be deposited or withdrawn in our accounts by Viacom.

         In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining lease terms expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent was about $84 million on an undiscounted basis, with respect to these guarantees. We have not recognized any reserves related to this contingent liability. If Wherehouse defaults, related payments could be funded from operating cash flow.

         We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, in addition to various external sources of funds which may be available to us. The external sources of funds include our credit agreement and amendments thereto and may include future issuances of debt, equity or other securities. We believe that such internally and externally generated funds will provide us with adequate liquidity and capital necessary for the next twelve months.

         At June 30, 1999, we were in compliance with all financial covenants under our credit agreement.

         CASH FLOWS

         OPERATING ACTIVITIES. Net cash flows from operating activities decreased $111.1 million from $546.7 million for the six months ended June 30, 1998 to $435.6 million for the six months ended June 30,1999 primarily due to an increase in the revenue share portion of the cost of rental library of $185.0 million resulting from the increased use of revenue sharing in 1999. In addition, a decrease in accounts payable of $155.3 million compared to a decrease of $67.4 million for the same period in 1998 contributed to a decrease in cash flow provided by operating activities. These decreases to operating cash flows were partially offset by a decrease in inventory in the amount of $30.2 million as compared to an increase in the corresponding period in 1998 of $7.5 million and a decrease in net deferred income taxes in the amount of $63.6 million as compared to an increase in the corresponding period in 1998 of $71.7 million.

         INVESTING ACTIVITIES. Net cash used for investing activities increased $147.2 million from $448.8 million for the six months ended June 30, 1998 to $596.0 million for the six months ended June 30,1999 as a result of a $109.7 million increase in capital expenditures for new store openings in 1999 and a $80.4 million increase in cash used for store acquisitions. These increases were partially offset by a decrease in the cost of rental library purchases as the percentage of product purchased through revenue sharing increased in 1999 as compared to 1998.

The major components of investing activities are detailed below:


                                                                      SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------------------
                                                                      1998                  1999
                                                                      ----                  ----
                                                                            (IN MILLIONS)
Cash flows from investing activities:

   Rental library purchases..........................         $     (388.1)          $     (355.9)
   Capital expenditures..............................                (49.9)                (159.6)
   Cash used for acquisitions........................                (13.5)                 (93.9)
   Proceeds from sale of store operations............                  - -                   14.2
   Other.............................................                  2.7                   (0.8)
                                                              ------------           ------------
Net cash flow used for investing activities..........         $     (448.8)          $     (596.0)
                                                              ============           ============


         Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site locations, lease negotiations and construction permits. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in international markets and will require capital and/or ongoing infrastructure enhancements to support our expansion strategies in developing markets and for acquisitions.

         We currently anticipate that capital expenditures of about $330.0 million will be incurred in 1999, of which $213.0 million is anticipated to relate to new, relocated and remodeled stores and the conversion of acquired stores, $25.0 million is anticipated to relate to an upgraded store point of sale system to provide better service to our customers, and the balance of which relates to general corporate purposes. We expect the total investment per new store to approximate $0.4 million, which includes rental and merchandise inventory, leasehold improvements, signage and furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market and other factors.

         FINANCING ACTIVITIES. Net cash flow from financing activities increased $321.5 million to $153.2 million in the six months ended June 30,1999 as compared to the use of funds of $168.3 million in the six months ended June 30, 1998.

         On December 31, 1998, we declared a $1.4 billion dividend in the form of a promissory note to Viacom International Inc. In the first quarter of 1999, we issued other promissory notes of about $77 million to Viacom International Inc. relating to our purchase of video stores. On June 23, 1999 we paid these notes including accrued and unpaid interest with the proceeds of the borrowings under the credit agreement described below.

         On June 21, 1999, we entered into a $1.9 billion term and revolving credit agreement with a syndicate of lenders. On June 23, 1999, we borrowed $1.6 billion under the credit agreement all of which was used to:

          - pay a portion of the purchase price to affiliates of Viacom to acquire the non-U.S. operations of our business that we did not already own;

          -    repay debt owed to Viacom International Inc. and its affiliates;
               and

          - pay fees and expenses related to the origination of the credit agreement.

The credit agreement is intended to replace our reliance on Viacom's centralized cash management system. At June 30, 1999, we had available $300 million of our borrowing capacity under our credit agreement.

         We believe that cash flow from operations, the current credit agreement and future borrowings will provide us with adequate liquidity and capital necessary to continue to fund our daily operations and expansion strategy in the next two to three years. Depending upon our growth opportunities and other factors, we may, from time to time, consider the issuance of debt, equity or other securities, to refinance debt or for general corporate purposes. However, we cannot assure you that we will be able to access capital markets in the future on terms that are satisfactory to us.

         OTHER FINANCIAL MEASUREMENTS:  WORKING CAPITAL

         At June 30, 1999, we had cash and cash equivalents of $91.1 million. Working capital, however, reflected a deficit of $114.7 million due to the accounting treatment of our videocassette rental library. Videocassette rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. We anticipate that due to our limited use of derivative instruments, the adoption of SFAS 133 effective January 1, 2001, will not have a material effect on our financial statements.

YEAR 2000 COMPLIANCE

         OVERVIEW

         The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the United States and internationally. We have implemented a year 2000 program in order to identify, assess and mitigate our year 2000 risks. As part of our program, we have hired independent consultants to assist in the review and oversight of our program, as well as to perform some testing operations. In addition, we have established a project management team to monitor our program.

         We have reviewed our year 2000 issues based upon three areas: applications, infrastructure, and business partners.

                  Applications cover the software systems resident on mainframe, mid-range, network and personal computers. We define an application as one or a collection of programs directly related to a common system. For example, a financial application may include all the general ledger and accounts receivable software code used to process information. In addition, our applications have been segregated into critical and non-critical applications. Critical applications are software systems which, if not operational, could have a material impact on our business operations.

                  Infrastructure includes computers, data and voice communications networks, and other equipment which use embedded chip processors such as inventory movement systems, telephone systems and others.

                  Business partners include franchisees, third party vendors, customers and other service providers whose systems may interface with us or whose own operations are important to our daily operations.

                  These three areas have been addressed using a five phase program: inventory, assessment, remediation, testing and contingency planning.

          - Phase 1 inventories the respective applications, hardware and business partners.

          - Phase 2 assesses the possible impact of a year 2000 error on the continuing operation of each identified application, hardware system or business partner relationship and subsequently determines the risk of year 2000 noncompliance to operations and assigns priorities.

          - Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.

          - Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in phase 3, to ensure that year 2000 issues no longer exist.

          - Phase 5 establishes and implements contingency plans in the event internal or external systems are not compliant.

         Changes may occur to our operations during the implementation of our year 2000 program or subsequent to the completion of each phase. Therefore, we may periodically revise our plans. We continue to review and test systems for year 2000 compliance as changes occur.

         STATE OF READINESS

         Our year 2000 progress, as of August 31, 1999, is as follows:

         APPLICATIONS

         We have completed the inventory and assessment phases. We have identified 16 critical domestic and six critical international applications which primarily relate to point-of-sale, warehousing and distribution and finance/payroll. Substantially all of the critical and non-critical worldwide applications have been remediated and tested and the remaining applications are scheduled for completion during the early portion of the fourth quarter of 1999.

         INFRASTRUCTURE

         We have completed the domestic and international inventory, assessment, remediation and testing phases with respect to all hardware systems.

         BUSINESS PARTNERS

         During the course of business operations, we rely on third party business partners to distribute products and to provide services. These business partners include financial institutions, governmental agencies and utilities. The disruption of the ability to receive services or to distribute our products could adversely affect our financial condition. Although we have little or no control over the remediation and testing of these third party systems, we are taking appropriate action to determine the level of year 2000 compliance of third parties. These actions include, but are not limited to, requesting written confirmation of a business or business system's year 2000 compliance; directly meeting with business management; and performing additional independent tests. We have identified 11 critical business partners and have requested written confirmation from all of these partners as to their year 2000 compliance. Each of these 11 business partners has responded to our request for information. One has indicated it is year 2000 compliant and the others have indicated they expect to be year 2000 compliant before December 31, 1999.

         We have substantially completed the inventory and assessment phase of our business partners and have tested for compliance of all of our critical business partners. The determination of third party year 2000 compliance will continue through the end of the year.

         CONTINGENCY PLANS AND RISKS

         As the remediation, testing and review of each application, infrastructure item and business partners occurs, we are determining the need for contingency plans. Where appropriate, plans addressing both operational and technical alternatives are being developed. This phase has begun and will continue through the end of 1999.

         Our goal is to achieve timely and substantial year 2000 compliance, with remediation work assigned based upon how critical each system is to our business. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of compliance by third parties upon which we rely, we are unable to determine at this time what the consequences of the year 2000 problem will be. Our year 2000 program can only minimize, but cannot eliminate, the risks of third party non-compliance. If we, or one of these third parties upon which we rely, fail to adequately address the year 2000 problem, it could disrupt our business. The possible consequences of a failure include incomplete or inaccurate accounting, recording or processing of rentals and sales of videocassettes, video games and other products and the reporting of this information; delays or failures in ordering, shipment and distribution of videocassettes, video games and other products; the creation of uncertainty about our customer database; or inability to consummate credit and debit card and check transactions. We will continue to devote the necessary resources to complete our year 2000 program and contingency plans and believe that such completion will significantly mitigate operational and financial risks.

         COSTS

         Costs of our year 2000 program have been expensed as incurred. The estimated costs to complete our year 2000 program are currently expected to total $11.5 million, $10.3 million of which has been incurred through August 31, 1999. We do not expect this to have a material adverse effect on our results of operations, financial position or liquidity.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this Quarterly Report, the words "anticipate," "will," "expect," "estimate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to be among the statements that identify forward-looking statements. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us and our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

         A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Such factors include, among others, new technologies, changes in current distribution practices of studios, changes in our revenue-sharing agreements, risks associated with the implementation of our new business model and planned store expansion, risks associated with our year 2000 remediation efforts, and risks associated with our separation from, and potential conflicts of interest with, Viacom. We refer you to the detailed discussion of these and other risk factors contained in our registration statement on Form S-1, as declared effective on August 9, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various market risks including interest rates on our debt and foreign exchange rates.

         INTEREST RATE RISK

         Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, the Company borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolving loan, $600 million borrowed under the term loan, and $600 million under the short-term revolving loan. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at the Company's option at the time of borrowing. The weighted average interest rates at June 30, 1999 for these borrowings were 6.9%, 6.9% and 6.8%, respectively. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

         FOREIGN EXCHANGE RISK

         Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies.

         On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminates currency exchange risk between the participating member countries. Beginning January 2002, new euro-denominated bills and coins will be issued, and local currencies will be withdrawn from circulation.

         Our operations outside the United States constitute 19.2% of our total revenues. Our operations in Europe constitute 9.9% of the total revenues. The majority of these sales are from Great Britain, which has not adopted the euro.

         Numerous issues are raised by the euro currency conversion including the need to adapt computer and financial systems and business processes and equipment. Due to these uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs, and the resulting impact, if any, on financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         As discussed in our registration statement on Form S-1, as declared effective on August 9, 1999, on July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against our company. Since the time of such disclosure, we removed the case to the United States District Court for the Western District of Texas, and the plaintiff has filed a motion to have the case remanded to the state court.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 9, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1, File No. 333-77899, relating to the offering by us of up to 35,650,000 shares of our Class A common stock, including an aggregate of 4,650,000 shares that were subject to the underwriters over-allotment options. Pursuant to the offering, which commenced on August 10, 1999, and closed on August 16, 1999, we sold 31,000,000 shares of our Class A common stock at an initial public offering price of $15.00 per share. Of such shares, 24,800,000 shares were offered for sale initially in the United States and Canada, and 6,200,000 shares were offered for sale initially outside of the United States. On September 10, 1999, the underwriters over-allotment options expired unexercised. Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc. acted as U.S. representatives of the U.S. underwriters, and Salomon Brothers International Limited and Bear, Stearns International Limited acted as international representatives of the international managers.

         The offering resulted in gross proceeds to us of $465,000,000, of which $22,087,500 were applied to the underwriting discounts and commissions. As a result, our net proceeds of the offering (not including an estimated $5.7 million in offering expenses) were $442,912,500. All of the net proceeds from the offering were used to repay a portion of the $600 million short-term revolving loan, one of the tranches under our credit agreement.

ITEM 5.       OTHER INFORMATION

         On September 6, 1999, Viacom Inc. and CBS Corporation ("CBS") entered into an Agreement and Plan of Merger providing for the merger of CBS with and into Viacom. Pursuant to the Viacom/CBS merger agreement, each share of CBS common stock, par value $1.00 per share, that is issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock. The merger is contingent upon, among other things, regulatory and CBS shareholder approval.

         Viacom has announced that, subject to Viacom board approval and the receipt of a supplemental tax ruling from the Internal Revenue Service, reflecting the proposed merger between Viacom and CBS, it may offer to exchange all of its shares of Blockbuster Inc. for shares of Viacom's common stock ( the "Split-Off").

Subject to certain limitations set forth in the Agreement and Plan of Merger between Viacom and CBS, Viacom has the sole discretion to determine if and when this Split-Off transaction will occur and all terms of such Split-Off transaction.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

3.1      Amended and Restated Certificate of Incorporation of
         Blockbuster Inc. (1)

3.2      Bylaws of Blockbuster Inc. (1)

4.2      Specimen Class A Common Stock Certificate of Blockbuster Inc. (1)

27.1     Financial Data Schedule. (2)

---------------------------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2)      Filed herewith

(b)      REPORTS ON FORM 8-K

         None.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BLOCKBUSTER INC.




Date: September 23, 1999           By:  /s/ Larry J. Zine
                                        --------------------------------------
                                        Larry J. Zine
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (ON BEHALF OF THE REGISTRANT AND IN HIS
                                        CAPACITY AS PRINCIPAL FINANCIAL OFFICER)

                              INDEX TO EXHIBITS


(a)      EXHIBITS

3.1      Amended and Restated Certificate of Incorporation of
         Blockbuster Inc. (1)

3.2      Bylaws of Blockbuster Inc. (1)

4.2      Specimen Class A Common Stock Certificate of Blockbuster Inc. (1)

27.1     Financial Data Schedule. (2)

---------------------------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2)      Filed herewith