Form 10-Q
period 1999-09-30
BLOCKBUSTER INC
filed 1999-11-15
CIK 1085734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR


  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

                                Yes  X   No

   Number of shares of common stock outstanding at October 31, 1999:

          Class A common stock, par value $.01 per share: 31,002,666 Class B common stock, par value $.01 per share: 144,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BLOCKBUSTER INC.

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Financial Statements

  Consolidated Statements of Operations (Unaudited)--for the Three Months
   and Nine Months ended September 30, 1998 and September 30, 1999........   3

  Consolidated Balance Sheets--at December 31, 1998 and September 30, 1999
   (Unaudited)............................................................   4

  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)--
   for the nine months ended September 30, 1999...........................   5

  Consolidated Statements of Cash Flows (Unaudited)--for the Nine Months
   ended September 30, 1998 and September 30, 1999........................   6

  Notes to Consolidated Financial Statements (Unaudited)..................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  24

                           PART II--OTHER INFORMATION

Item 5. Other Information.................................................  25

Item 6. Exhibits and Reports on Form 8-K..................................  25

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       -------------------  ------------------
                                         1998      1999       1998      1999
                                       --------- ---------  --------  --------
Revenues:
  Rental revenues..................... $  817.8  $   951.4  $2,341.4  $2,790.7
  Merchandise sales...................    155.4      138.9     423.0     413.5
  Other revenues......................     12.2       22.5      42.2      63.3
                                       --------  ---------  --------  --------
                                          985.4    1,112.8   2,806.6   3,267.5
                                       --------  ---------  --------  --------
Cost of sales:
  Cost of rental revenues.............    269.5      322.8   1,166.1     949.0
  Cost of merchandise sold............    124.2      108.6     344.0     320.6
                                       --------  ---------  --------  --------
                                          393.7      431.4   1,510.1   1,269.6
                                       --------  ---------  --------  --------
  Gross profit........................    591.7      681.4   1,296.5   1,997.9
Operating expenses:
  General and administrative..........    437.6      489.6   1,271.5   1,441.8
  Advertising.........................     54.0       63.2     125.4     182.9
  Depreciation........................     52.4       56.8     156.8     163.1
  Amortization of intangibles.........     42.3       43.2     127.3     128.7
                                       --------  ---------  --------  --------
                                          586.3      652.8   1,681.0   1,916.5
                                       --------  ---------  --------  --------
Operating income (loss)...............      5.4       28.6    (384.5)     81.4
  Interest expense....................     (7.8)     (30.7)    (21.1)    (90.6)
  Interest income.....................      1.1        0.7       3.3       1.8
  Other items, net....................      0.4        1.7       0.4       1.5
                                       --------  ---------  --------  --------
Income (loss) before income taxes.....     (0.9)       0.3    (401.9)     (5.9)
  Benefit (provision) for income
   taxes..............................    (19.8)     (17.7)     80.0     (52.4)
  Equity in income (loss) of
   affiliated companies, net of tax...     (0.8)      (1.7)     (1.8)     (4.1)
                                       --------  ---------  --------  --------
Net income (loss)..................... $  (21.5) $   (19.1) $ (323.7) $  (62.4)
                                       ========  =========  ========  ========
Net income (loss) per share:
  Basic and diluted................... $  (0.15) $   (0.12) $  (2.25) $  (0.42)
                                       ========  =========  ========  ========
Weighted average shares outstanding:
  Basic and diluted...................    144.0      161.2     144.0     149.8
                                       ========  =========  ========  ========
Unaudited pro forma net income (loss)
 per share:
  Basic and diluted...................           $   (0.11)           $  (0.36)
                                                 =========            ========
Unaudited pro forma weighted average
 shares outstanding:
  Basic and diluted...................                 175                 175
                                                 =========            ========

           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                     December 31, September 30,
                                                         1998         1999
                                                     ------------ -------------
                                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.........................  $    99.0     $   122.0
  Receivables, less allowances of $22.7 (1998) and
   $10.4 (1999).....................................      124.8         114.1
  Merchandise inventories...........................      277.4         254.2
  Prepaid assets....................................      130.5         148.9
                                                      ---------     ---------
    Total current assets............................      631.7         639.2
Rental library, net.................................      441.2         500.6
Deferred income taxes...............................       92.5           2.6
Property and equipment, net.........................      995.3       1,098.5
Intangibles, net....................................    6,055.6       6,015.8
Other assets........................................       58.5          68.7
                                                      ---------     ---------
                                                      $ 8,274.8     $ 8,325.4
                                                      =========     =========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................  $   448.6     $   368.6
  Accrued expenses..................................      361.8         360.0
  Current portion of long-term debt.................        --          157.1
  Current portion of capital lease obligations......       22.2          22.2
  Deferred income taxes.............................       13.6           8.5
                                                      ---------     ---------
    Total current liabilities.......................      846.2         916.4
Notes payable to Viacom.............................    1,576.4           --
Long-term debt, less current portion................        --        1,040.0
Capital lease obligations, less current portion.....      138.8         117.3
Other liabilities...................................       75.5          72.7
                                                      ---------     ---------
                                                        2,636.9       2,146.4
                                                      ---------     ---------
Commitments and contingencies (see Note 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0
   shares authorized; no shares issued or
   outstanding......................................        --            --
  Class A common stock, par value $.01 per share;
   400.0 shares authorized; 31.0 shares issued and
   outstanding......................................        --            0.3
  Class B common stock, par value $.01 per share;
   500.0 shares authorized; 144.0 shares issued and
   outstanding......................................        --            1.4
  Additional paid-in capital........................        --        6,227.1
  Retained earnings (deficit).......................        --           (4.1)
  Viacom's net equity investment....................    5,695.8           --
  Accumulated other comprehensive loss--foreign
   currency translation adjustment..................      (57.9)        (45.7)
                                                      ---------     ---------
    Total stockholders' equity......................    5,637.9       6,179.0
                                                      ---------     ---------
                                                      $ 8,274.8     $ 8,325.4
                                                      =========     =========

           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (In millions)

                                                             Nine Months Ended
                                                               September 30,
                                                                   1999
                                                             -----------------
                                                             Shares   Amounts
                                                             ------- ---------
Class A common stock:
Balance, beginning of year..................................     --  $     --
Initial public offering, net proceeds.......................    31.0       0.3
                                                             ------- ---------
Balance, end of period......................................    31.0 $     0.3
                                                             ======= =========
Class B common stock:
Balance, beginning of year..................................     --  $     --
Issuance of Class B common stock to Viacom..................   144.0       1.4
                                                             ------- ---------
Balance, end of period......................................   144.0 $     1.4
                                                             ======= =========
Additional paid-in capital:
Balance, beginning of year..................................         $     --
Issuance of Class B common stock to Viacom..................           5,796.7
Initial public offering, net proceeds.......................             430.4
                                                                     ---------
Balance, end of period......................................         $ 6,227.1
                                                                     =========
Viacom's net equity investment:
Balance, beginning of year..................................         $ 5,695.8
Other transactions with Viacom, net.........................             160.6
Net income (loss) prior to initial public offering..........             (58.3)
Issuance of Class B common stock to Viacom..................          (5,798.1)
                                                                     ---------
Balance, end of period......................................         $     --
                                                                     =========
Accumulated other comprehensive loss:
Balance, beginning of year..................................         $   (57.9)
Other comprehensive income (loss)--foreign currency
 translation adjustment.....................................              12.2
                                                                     ---------
Balance, end of period......................................         $   (45.7)
                                                                     =========
Retained earnings (deficit):
Balance, beginning of year..................................         $     --
Net income (loss) subsequent to initial public offering.....              (4.1)
                                                                     ---------
Balance, end of period......................................         $    (4.1)
                                                                     =========
Total stockholders' equity..................................         $ 6,179.0
                                                                     =========


           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1998      1999
                                                           --------  ---------
Cash flows from operating activities:
  Net income (loss)....................................... $ (323.7) $   (62.4)
  Adjustments to reconcile net income (loss) to net cash
   flow provided by operating activities:
    Depreciation and amortization.........................  1,238.3      783.2
    Deferred income taxes.................................    (39.4)      85.0
    Equity in loss of affiliated companies, net of tax....      1.8        4.1
    Gain on sales of store operations.....................      --        (8.3)
  Change in operating assets and liabilities:
    (Increase) decrease in receivables....................     (7.7)      10.7
    (Increase) decrease in merchandise inventories........     (5.4)      25.1
    Increase in prepaid and other assets..................    (31.6)     (27.7)
    Increase (decrease) in accounts payable...............     32.6      (78.9)
    Increase (decrease) in accrued expenses and other
     liabilities..........................................     41.6       (6.6)
                                                           --------  ---------
Net cash flow provided by operating activities............    906.5      724.2
                                                           --------  ---------
Cash flows from investing activities:
  Rental library purchases................................   (611.7)    (543.1)
  Capital expenditures....................................   (108.8)    (266.7)
  Cash used for acquisitions..............................    (25.1)    (110.9)
  Proceeds from sales of store operations.................      --        18.9
  Investments in affiliated companies.....................      4.7       (1.0)
                                                           --------  ---------
Net cash flow used in investing activities................   (740.9)    (902.8)
                                                           --------  ---------
Cash flows from financing activities:
  Proceeds from new credit agreement......................      --     1,665.0
  Repayments on new credit agreement......................      --      (467.9)
  Proceeds from term loan.................................     46.6        --
  Repayment of term loan..................................    (46.6)       --
  Net borrowings from (repayments of) notes due to Viacom.     34.2   (1,576.4)
  Net proceeds from the issuance of common stock..........      --       430.7
  Capital lease payments..................................    (26.4)     (26.4)
  (Repayments to) capital contributions from Viacom, net..   (216.7)     176.8
                                                           --------  ---------
Net cash flow (used in) provided by financing activities..   (208.9)     201.8
                                                           --------  ---------
Effect of exchange rate changes on cash...................     (2.2)      (0.2)
                                                           --------  ---------
Net (decrease) increase in cash and cash equivalents......    (45.5)      23.0
Cash and cash equivalents at beginning of year............    129.6       99.0
                                                           --------  ---------
Cash and cash equivalent at end of period................. $   84.1  $   122.0
                                                           ========  =========
Supplemental cash flow information:
  Cash payments for interest.............................. $   17.5  $    81.0
Non-cash investing and financing activities:
  Property and equipment acquired under capitalized
   leases................................................. $    3.7  $     5.2

           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                         (Tabular amounts in millions)

Note 1--Basis of Presentation

   Blockbuster Inc. and its subsidiaries (the "Company" or "Blockbuster") own, operate and franchise videocassette rental and sales stores in the United States and a number of foreign countries. The Company offers pre-recorded videocassettes primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. In addition, the Company offers video games for rental and sale and sells certain other entertainment-related merchandise.

   The consolidated financial statements and related notes for the three and nine month periods ended September 30, 1998 and 1999 and as of December 31, 1998 and September 30, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements for the periods prior to the Company's initial public offering discussed below (the "Offering") are presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of the Company, including entities owned by Blockbuster or purchased from affiliates of Viacom Inc. ("Viacom") in the case of certain of its international operations. In this context, no historical direct ownership relationship existed among the various entities comprising Blockbuster prior to the Offering; accordingly, Viacom and its subsidiaries' net investment in Blockbuster was included in Viacom's net equity investment in the consolidated financial statements.

   As a part of the reorganization transactions (discussed below), the Company purchased stock and/or assets from affiliates of Viacom with cash funded by a bank credit agreement or contributed by Viacom in order to acquire certain international operations of the Company. Advances from Viacom to Blockbuster to fund these operations were historically treated as intercompany notes in the accompanying consolidated financial statements. The difference between the recorded intercompany notes payable to Viacom and the ultimate amount of the purchase price for the stock or assets of these operations was recognized as an adjustment to stockholders' equity (see Note 4).

   Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company, (2) on December 31, 1998 the Company declared a $1.4 billion dividend payable to Viacom International Inc. which was reflected as an interest-bearing note in the accompanying December 31, 1998 consolidated balance sheet, (3) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to repay debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, (4) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (5) effective August 3, 1999, the Company was recapitalized with Class A common stock and Class B common stock of which 144,000,000 shares of Class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company (which represented all of the issued and outstanding common stock of the Company at that time) and,
(6) effective on the Offering date, Blockbuster's intercompany cash transactions with Viacom were capitalized into Viacom's net equity investment.

   On August 10, 1999 the Company sold shares of Class A common stock to the public which began trading on the New York Stock Exchange on August 11, 1999. The Offering consisted of 31,000,000 shares of Class A common stock sold at a price to the public of $15 per share. Proceeds from the Offering aggregated $430.7 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.2 million. The gross proceeds from the Offering, net of underwriting discounts and commissions, $442.9 million, were used to pay down the Company's short-term revolver due June 19, 2000 (see Note 6). Subsequent to the

                               BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)

Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's Class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of Class A and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

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

 Net Income (Loss) Per Share

   Effective August 3, 1999, as discussed above, the Company was recapitalized to provide for Class A common stock and Class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of Class B common stock has been retroactively reflected for the purposes of presenting net income (loss) per share for the periods prior to the Offering.

   Unaudited pro forma basic and diluted net income (loss) per share includes the shares of both Class A and Class B common stock outstanding as of the date of the Offering. Unaudited pro forma basic and diluted net income (loss) per share are the same since the Company options granted in connection with the Offering have an exercise price equal to the initial offering price. Pro forma basic and diluted net income (loss) per share have been presented for the most recent interim periods.

 Comprehensive Income (Loss)

   Comprehensive income (loss) for the three months and nine months ended September 30 was as follows:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  -------------------
                                        1998       1999       1998       1999
                                      ---------  ---------  ---------  --------
      Net income (loss).............  $   (21.5) $   (19.1) $  (323.7) $  (62.4)
      Foreign currency translation
       adjustment...................       (4.5)       5.7      (16.9)     12.2
                                      ---------  ---------  ---------  --------
          Total comprehensive income
           (loss)...................  $   (26.0) $   (13.4) $  (340.6) $  (50.2)
                                      =========  =========  =========  ========

                                BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)

Note 2--Change in Accounting Method for Rental Library

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library. Blockbuster adopted this new method of amortization because it implemented a new business model, including revenue sharing agreements with Hollywood studios, which dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue sharing allows Blockbuster to purchase videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster changed its method of amortizing rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

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

   The new method of accounting was applied to the rental library that was held at April 1, 1998. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash pre-tax charge of $424.3 million to cost of rental revenues in the second quarter of 1998. The charge represented an adjustment to the carrying value of the rental tapes due to the new method of accounting.

   The Company believes that the new amortization method developed for Blockbuster's new business model results in a better matching of revenue and expense recognition. Under the new model, cost of sales attributable to videocassettes is comprised of revenue sharing payments, which are expensed when the related revenue is recognized, amortization of product costs and residual values of previously viewed tapes and games upon sale.

   Prior to April 1, 1998, the videocassette rental library was recorded at cost and amortized over its estimated economic life. Base stock videocassettes (generally 1 to 4 copies per title for each store) were amortized over 36 months on a straight-line basis. Non-base stock videocassettes (generally the fifth and succeeding copies per title for each store) were amortized over six months on a straight-line basis. Video game library was amortized on a straight-line basis over a period of 12 to 24 months.

Note 3--Related Party Transactions

   Effective with the Offering, Blockbuster and Viacom have entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. Prior to the Offering the allocation of these expenses was generally based on actual costs incurred by Viacom. The charges for such services for the

                                BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)

three months ended September 30, 1998 and 1999 were $3.2 million and $1.3 million, respectively, and $9.0 million and $7.7 million, respectively, for the nine months ended September 30, 1998 and 1999.

  Viacom also pays certain insurance premiums on behalf of the Company. Insurance expense related to these premiums was $4.1 million and $2.0 million for the three months ended September 30, 1998 and 1999, respectively, and $11.9 million and $9.1 million, respectively, for the nine months ended September 30, 1998 and 1999. Viacom also has a noncontributory defined benefit pension plan in which the Company's employees are covered and provides other employee benefits. The Company's employees participated in Viacom's 401(k) savings plan until April 1999. At that time the Company set up its own 401(k) savings plan that mirrors the Viacom 401(k) savings plan. The Company continues to invest matching contributions in Viacom's Class B common stock. Viacom has charged the Company $1.2 million and $1.5 million for pension and 401(k) savings plan expenses for the three months ended September 30, 1998 and 1999, respectively, and $3.8 million and $4.2 million, respectively, for the nine months ended September 30, 1998 and 1999.


   Viacom generally does not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations discussed in Note 4. Interest expense related to intercompany debt for the three months ended September 30, 1998 was $2.7 million, and $5.6 million and $49.1 million, respectively, for the nine months ended September 30, 1998 and 1999. There was no related party interest expense for the three months ended September 30, 1999.

   The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from Paramount Pictures Corporation. Total purchases were $43.9 million and $43.1 million for the three months ended September 30, 1998 and 1999, respectively, and $86.2 million and $76.6 million, respectively, for the nine months ended September 30, 1998 and 1999. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $6.9 million and $0.1 million for the three months ended September 30, 1998 and 1999, respectively, and $13.4 million and $9.8 million, respectively, for the nine months ended September 30, 1998 and 1999.

   In conjunction with the sale by a related party of Blockbuster Music ("Music") to Wherehouse Entertainment, Inc. ("Wherehouse"), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was predominantly for obligations related to closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These liabilities at the date of assignment aggregated approximately $67 million of which $21.5 million remains in current liabilities at September 30, 1999.

   All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4--Notes Payable to Viacom

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee which was funded with the proceeds of two notes payable to Viacom which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 6.

                                BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)

   On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds under the Company's new credit agreement, as discussed in Note 6, was used towards the purchase price. The remaining $157 million was paid with cash from Viacom and has been recognized as a capital contribution in Viacom's net equity investment.

Note 5--Sales of Store Operations

   During the nine months ended September 30, 1999, Blockbuster sold certain stores to franchisees for $14.9 million and $8.3 million as part of the Company's strategy to maintain an optimal mix of Company-operated and franchised stores. As a result of these sales, Blockbuster received $14.2 million and $4.7 million in cash and $0.7 million and $3.6 million in notes receivable and recognized gains of $6.0 million and $2.3 million, as a reduction of general and administrative expenses. The principal and accrued interest on the notes are due on June 30, 2000 and October 25, 2004, respectively and bear interest at prime plus 1% (8.250% at September 30, 1999) and 9%, respectively.

Note 6--Credit Agreement

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement ( the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently reduced with proceeds from the Offering as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A varying commitment fee is charged on the unused amount of the revolver.

   The Blockbuster Credit Agreement contains covenants, which among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with financial covenants with respect to a maximum leverage ratio and a minimum fixed charge ratio.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at September 30, 1999 for these borrowings was 7.2%. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster has repaid $442.9 million of the short-term revolver through proceeds from the Offering. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion.

Note 7--Commitments and Contingencies

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

                                BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)

   Pursuant to a tax matters agreement entered into between the Company and Viacom effective as of the consummation of the Offering, the Company is generally responsible for, among other things, any taxes imposed on Viacom or its subsidiaries as a result of the split-off or other similar transaction failing to qualify as a tax-free transaction on account of any breach of the Company's representations or agreements or any action or failure to act by the Company or any transactions involving the Company's assets, stock or business (regardless of whether such transaction is within its control) following the split-off or similar transaction.

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

   In addition, another party, purporting to act as a class representative on behalf of itself and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and the studios' home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. This plaintiff is seeking triple the amount of alleged actual damages to itself and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. If Viacom is required to pay any damage award as a result of this litigation, Viacom may seek indemnification for its losses from the Company pursuant to the terms of a release and indemnification agreement entered into between the Company and Viacom effective as of the consummation of the Offering.

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

Note 8--Long-Term Management Incentive Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the 1999 Long-Term Management Incentive Plan (the "Plan") for the benefit of its employees and directors. The Company applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plan. An aggregate of 25,000,000 shares of Class A common stock is reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. Options to purchase 11,481,908 shares of Class A common stock were granted under the Plan effective as of August 11, 1999. The exercise price of these options

                                BLOCKBUSTER INC.

                                  (Unaudited)
                         (Tabular amounts in millions)
was equal to the initial public offering price. The options will generally vest over a five year period beginning on the first anniversary of the date of the grant.

Note 9--Subsequent Events and Other Matters

   On October 20, 1999, the Board of Directors declared a cash dividend of $0.02 per share of Class A and Class B common stock, payable November 22, 1999, to stockholders of record at the close of business on November 1, 1999. The total dividend payment will approximate $3.5 million of which approximately $2.9 million will be paid to Viacom International Inc.

   On November 3, 1999 the Company and America Online, Inc. ("America Online") announced a three-year strategic alliance. As part of the agreement, America Online will make a $30 million investment, representing approximately 2.75% ownership, in Blockbuster.com that will be used for, among other things, joint development of broadband content and delivery. If an initial public offering of Blockbuster.com is not completed within 18 months of the closing of the transaction, America Online will have the option to recover its investment plus cost of capital.

   Viacom has announced that, subject to Viacom board approval, which will be based on an assessment of market conditions, and the receipt of a supplemental tax ruling from the Internal Revenue Service reflecting a proposed merger between Viacom and CBS Corporation ("CBS"), it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of Viacom's common stock. Viacom has no obligation to effect the split-off either before or after the merger. Viacom has indicated that it cannot give any assurance as to whether or not or when the split-off will occur or as to the terms of the split-off if it does occur, or whether or not the split-off, if it does occur, will be tax-free.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

   The following table sets forth results of operations for the three and nine months ended September 30, 1998 and 1999 and other financial data and store data:

                                           Three Months        Nine Months
                                               Ended              Ended
                                           September 30,      September 30,
                                          ----------------  ------------------
                                           1998     1999      1998      1999
                                          ------  --------  --------  --------
                                          (In millions, except margin, per
                                          share amounts and worldwide store
                                                        data)
Statement of Operations Data:
  Revenues............................... $985.4  $1,112.8  $2,806.6  $3,267.5
  Cost of sales..........................  393.7     431.4   1,510.1   1,269.6
                                          ------  --------  --------  --------
  Gross profit...........................  591.7     681.4   1,296.5   1,997.9
  Operating expenses.....................  586.3     652.8   1,681.0   1,916.5
                                          ------  --------  --------  --------
  Operating income (loss)................    5.4      28.6    (384.5)     81.4
  Interest expense.......................   (7.8)    (30.7)    (21.1)    (90.6)
  Interest income........................    1.1       0.7       3.3       1.8
  Other items, net.......................    0.4       1.7       0.4       1.5
                                          ------  --------  --------  --------
  Income (loss) before income taxes......   (0.9)      0.3    (401.9)    ( 5.9)
  Benefit (provision) for income taxes...  (19.8)    (17.7)     80.0     (52.4)
  Equity in loss of affiliated companies,
   net of tax............................   (0.8)     (1.7)     (1.8)     (4.1)
                                          ------  --------  --------  --------
    Net income (loss).................... $(21.5) $  (19.1) $ (323.7) $ ( 62.4)
                                          ======  ========  ========  ========
Cash Flow Data:
  Cash flows from operating activities...                   $  906.5  $  724.2
  Cash flows used for investing
   activities............................                     (740.9)   (902.8)
  Cash flows from (used for) financing
   activities............................                     (208.9)    201.8
Other Data:
  Depreciation........................... $ 52.4  $   56.8  $  156.8  $  163.1
  Amortization of intangibles............   42.3      43.2     127.3     128.7


  EBITDA (1).............................  100.1     128.6    (100.4)    373.2


  Net income (loss) plus intangible
   amortization, net of tax (1) (2)...... $ 19.6  $   22.0  $ (200.6) $   60.8
Margins:
  Rental margin (3)......................   67.0%     66.1%     50.2%     66.0%
  Merchandise margin (4).................   20.1%     21.8%     18.7%     22.5%
  Gross margin (5).......................   60.0%     61.2%     46.2%     61.1%
Worldwide Store Data:
  Same store revenues increase (6).......   18.2%      5.7%     12.7%     10.3%
  Total stores at end of period..........  6,233     6,860     6,233     6,860

--------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

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

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                 --------------  ----------------
                                                  1998    1999     1998    1999
                                                 ------  ------  --------  ------
                                                        (In millions)
      Operating income (loss)...................    --      --   $ (424.3)  --
      Net income (loss).........................    --      --     (273.1)  --

   Excluding this special item charge, operating results would have been as follows:

                                               Three Months
                                              Ended September Nine Months Ended
                                                    30,         September 30,
                                              --------------- -----------------
                                               1998    1999     1998     1999
                                              ------ -------- -------- --------
      Revenues............................... $985.4 $1,112.8 $2,806.6 $3,267.5
      Cost of sales..........................  393.7    431.4  1,085.8  1,269.6
                                              ------ -------- -------- --------
      Gross profit...........................  591.7    681.4  1,720.8  1,997.9
      Operating expenses.....................  586.3    652.8  1,681.0  1,916.5
                                              ------ -------- -------- --------
      Operating income (loss), excluding
       special item charge................... $  5.4 $   28.6 $   39.8 $   81.4
                                              ====== ======== ======== ========

Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

   Revenues. Revenues of $1,112.8 million for the three months ended September 30, 1999 increased $127.4 million, or 12.9%, from $985.4 million for the three months ended September 30, 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 5.7% for the three months ended September 30, 1999 as compared to the corresponding period of 1998 and an increase in the number of systemwide stores of 627 to 6,860 at September 30, 1999 from 6,233 at September 30, 1998. The increase in same store revenues was principally due to increases in the number of domestic rental transactions of 6.5%, on a same store basis, and increased sales of previously viewed videotapes, for the three month period ended September 30, 1999 as compared to the corresponding period of the prior year. Also contributing to the increase in comparable store sales was an increase in the average price per rental transaction.

   Rental revenue growth of $133.6 million, or 16.3%, for the three months ended September 30, 1999 was the principal reason for the increase in total revenue. The increase in rental revenue was primarily due to the increase in the number of company-operated stores of 523 and the increase in rental transactions driven by:

  . further increases in purchases under our revenue-sharing agreements, which resulted in continued improvements in the quantity and selection of newly released videos;

  . the impact of our advertising campaigns aimed at marketing the improved customer experience; and

  . the implementation of more competitive pricing and rental terms.

   Rental revenues include base rental fees and extended viewing fees. Extended viewing fees of $172.3 million for the three months ended September 30, 1999 increased $21.3 million, or 14.1%, from $151.0 million for the comparable three months ended September 30, 1998 due to the increase in rental transactions and the number of company-operated stores. As a percentage of total revenues, extended viewing fees were 15.5% for the three months ended September 30, 1999 as compared to 15.3% for the comparable three month period of 1998. Base rental fees and extended viewing fees vary from market to market.

   Merchandise sales declined $16.5 million, or 10.6%, for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease in merchandise sales was primarily related to our allocation of more retail shelf space to previously viewed videotapes and the release of Titanic in the third quarter of 1998.

   Cost of Sales. Cost of sales of $431.4 million for the three month period ended September 30, 1999 increased $37.7 million from $393.7 million for the three months ended September 30, 1998. Cost of sales as a percentage of total revenues for the three month period ended September 30, 1999 decreased to 38.8% from 40.0% for the comparable three month period of 1998.

   Gross Profit. Gross profit of $681.4 million for the three months ended September 30, 1999 increased $89.7 million, from $591.7 million in the third quarter of 1998. Gross profit as a percentage of total revenues, or gross margin, increased to 61.2% in the third quarter of 1999 from 60.0% in the third quarter of 1998. This increase in total gross margin was primarily attributable to an increase in the proportion of rental revenue, which produces higher margins than merchandise sales. Rental margins decreased to 66.1% for the three months ended September 30, 1999 from 67.0% for the corresponding period of 1998 primarily due to lower margins on sales of previously viewed videotapes in connection with a sales promotion.

   Operating Expenses. Total operating expenses of $652.8 million in the third quarter of 1999 increased $66.5 million from $586.3 million in the third quarter of 1998 primarily due to an increase in the number of company-operated stores of 523 to 5,746 at September 30, 1999 from 5,223 at September 30, 1998. Total operating expenses decreased as a percentage of total revenues to 58.7% in the third quarter of 1999 from 59.5% in the third quarter of 1998. The increases in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store and corporate level, decreased as a percentage of total revenues to 44.0% in the third quarter of 1999 from 44.4% in the third quarter of 1998 reflecting the benefits of leveraging our cost structure to an increasing revenue base. General and administrative expense of $489.6 million in the third quarter of 1999 increased $52.0 million from $437.6 million in the third quarter of 1998. The dollar increase in general and administrative expense primarily resulted from compensation increases of $26.0 million related to hiring additional personnel to support our store growth and increased store traffic and a $17.3 million increase in occupancy costs as a result of an increase in the number of company-operated stores. In addition, other corporate and store expenses increased $8.7 million due primarily to the growth in our business.

     Advertising Expense. Advertising expenses of $63.2 million in the third quarter of 1999 increased $9.2 million from $54.0 million in the third quarter of 1998. As a percentage of total revenues, advertising expense increased to 5.7% in the third quarter of 1999 from 5.5% in the third quarter of 1998. These increases were primarily the result of our planned increased investment in advertising and marketing which began in the second quarter of 1998, inclusive of increases in the BLOCKBUSTER REWARDS program.

   Interest Expense. Interest expense of $30.7 million for the three months ended September 30, 1999, increased $22.9 million as compared to $7.8 million for the three months ended September 30, 1998. The increase was primarily attributable to debt incurred under our new credit agreement in order to repay Viacom approximately $1.6 billion in connection with a promissory note issued by us as a dividend to Viacom International Inc. and advances by Viacom to us for various acquisitions.

   Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $17.7 million in the third quarter of 1999 as compared to $19.8 million in the third quarter of 1998.

   Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income (loss) of affiliated companies, net of tax was a loss of $1.7 million for the three months ended September 30, 1999 as compared to a loss of $0.8 million for the three months ended September 30, 1998 primarily related to increased losses in the Company's joint venture in Italy.

   Net Income (Loss). For the reasons described above, the net loss of $19.1 million for the third quarter of 1999 reflects a reduction in net loss of $2.4 million from a net loss of $21.5 million for the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   Revenues. Revenues of $3,267.5 million for the nine months ended September 30, 1999 increased $460.9 million, or 16.4%, from $2,806.6 million for the nine months ended September 30, 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 10.3% for the nine months ended September 30, 1999 as compared to the corresponding period of 1998 and an increase in the number of systemwide stores of 627 to 6,860 at September 30, 1999 from 6,233 at September 30, 1998. The increase in same store revenues was principally due to increases in the number of domestic rental transactions of 6.5%, on a same store basis, and increased sales of previously viewed videotapes, for the nine month period ended September 30, 1999 as compared to the corresponding period of the prior year.

   Rental revenue growth of $449.3 million, or 19.2%, for the nine months ended September 30, 1999 was the principal reason for the increase in total revenue. The increase in rental revenue was primarily due to the increase in the number of company-operated stores of 523 and the increase in rental transactions driven by:

  . a substantial increase in the quantity and selection of newly released videos provided through revenue sharing agreements;

  . the impact of our advertising campaigns aimed at marketing the improved customer experience;

  . the implementation of more competitive pricing and rental terms.

   Rental revenues include base rental fees and extended viewing fees. Extended viewing fees of $516.4 million for the nine months ended September 30, 1999 increased $90.8 million, or 21.3%, from $425.6 million for the comparable nine months ended September 30, 1998 due to the increase in rental transactions and the number of company-operated stores. As a percentage of total revenues, extended viewing fees increased to 15.8% for the nine month period of 1999 as compared to 15.2% in 1998. Base rental fees and extended viewing fees vary from market to market.

   Merchandise sales declined $9.5 million, or 2.2%, for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease in merchandise sales was primarily related to our allocation of more retail shelf space to previously viewed videotapes.

   Cost of Sales. Cost of sales of $1,269.6 million for the nine month period ended September 30, 1999 decreased $240.5 million from $1,510.1 million for the nine months ended September 30, 1998. Cost of sales as a percentage of total revenues for the nine month period ended September 30, 1999 decreased to 38.9% from 53.8% for the comparable nine month period of 1998. Excluding the special item charge of $424.3 million in the second quarter of 1998, cost of sales for the nine month period increased $183.8 million, or 16.9%, primarily due to an increase in cost of rental revenues of $207.2 million for the nine months ended September 30, 1999. As a percentage of revenues, cost of sales excluding the special item charge increased to 38.9% for the nine months ended September 30, 1999 as compared to 38.7% for the comparable nine month period of 1998.

   Gross Profit. Gross profit of $1,997.9 million for the nine months ended September 30, 1999 increased $701.4 million, from $1,296.5 million in the nine months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit as a percentage of total revenues increased to 61.1% from 46.2% in the comparable nine months ended September 30, 1998. Gross margin for the nine months ended September 30, 1998 and 1999 are not comparable because of the change in accounting implemented in the second quarter of 1998 related to our new business model.

   Operating Expenses. Total operating expenses of $1,916.5 million for the nine months ended September 30, 1999 increased $235.5 million from $1,681.0 million for the nine months ended September 30, 1998, primarily due to an increase in the number of company-operated stores of 523 to 5,746 at September 30, 1999 from 5,223 at September 30, 1998. Total operating expenses decreased as a percentage of total revenues to 58.7% in 1999 from 59.9% in 1998. The increases in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store and corporate level, decreased as a percentage of total revenues to 44.1% in the nine months ended September 30, 1999 from 45.3% in the nine months ended September 30, 1998 reflecting the benefits of leveraging our cost structure to an increasing revenue base. General and administrative expense of $1,441.8 million in the nine months ended September 30, 1999, increased $170.3 million from $1,271.5 million in the nine months ended September 30, 1998. The dollar increase for the nine months ended September 30, 1999 primarily resulted from compensation increases of $90.8 million related to hiring additional personnel to support our store growth and increased store traffic. Occupancy costs increased $36.9 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $42.6 million due primarily to the growth of our business.

     Advertising Expense. Advertising expenses of $182.9 million for the nine months ended September 30, 1999 increased $57.5 million from $125.4 million in the nine months ended September 30, 1998. As a percentage of total revenues, advertising expense increased to 5.6% in the nine months ended September 30, 1999 from 4.5% in the nine months ended September 30, 1998. These increases reflect our planned increased investment in advertising and marketing which began in the second quarter of 1998.

   Interest Expense. Interest expense of $90.6 million for the nine months ended September 30, 1999, increased $69.5 million as compared to $21.1 million for the nine months ended September 30, 1998. The increase was primarily attributable to interest expense associated with approximately $1.6 indebtedness to Viacom relating to a promissory note issued by us as a dividend to Viacom International Inc. and advances by Viacom to us for various acquisitions.

   Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $52.4 million for the nine months ended September 30, 1999 as compared to a benefit for income taxes of $80.0 million for the nine months ended September 30, 1998. The fluctuation in the provision is primarily due to the tax benefit associated with the special item charge recorded in the second quarter of 1998.

   Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income (loss) of affiliated companies, net of tax was a loss of $4.1 million for the nine months ended September 30, 1999 as compared to a loss of $1.8 million for the nine months ended September 30, 1998 primarily due to increased losses in the Company's joint venture operations in Italy.

   Net Income (Loss). For the reasons described above, the net loss of $62.4 million for the nine months ended September 30, 1999 reflects a reduction in net loss of $261.3 million from a net loss of $323.7 million for the nine months ended September 30, 1998.

Liquidity and Capital Resources

 Liquidity Prior to and Upon Our Separation From Viacom

   Prior to our initial public offering of Class A common stock, our capital investments and acquisitions were financed with a combination of cash flow from operations and advances from Viacom. We generate cash from operations predominantly from the rental of videocassettes and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Prior to our initial public offering, Viacom deposited sufficient cash in our bank accounts to meet our daily obligations and withdrew excess funds from those accounts. These transactions were included in advances from Viacom in the consolidated balance sheets and consolidated statements of cash flows. The amounts owed to Viacom prior to our initial public offering were capitalized into Viacom's net equity investment. Excess operating cash flow and additional funding from Viacom was used primarily for opening and acquiring new stores, the refurbishment, remodeling and relocation of exiting stores and the purchase of videocassette inventory. Prior to our initial public offering our capital structure was established which replaced our reliance on Viacom's cash management system. At the time of our initial public offering, all cash accounts were settled and, since such time, we have no longer participated in Viacom's cash management system. As such, no further amounts will be deposited in or withdrawn from our accounts by Viacom.

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

   At September 30, 1999, we were in compliance with all financial covenants under our credit agreement.

 Cash Flows

   Operating Activities. Net cash flows from operating activities decreased $182.3 million from $906.5 million for the nine months ended September 30, 1998 to $724.2 million for the nine months ended September 30, 1999 primarily due to an increase in revenue sharing payments of $245.8 million resulting from the increased use of revenue sharing in 1999. Revenue sharing payments reduce cash flow from operating activities. However, this reduction is partially offset by a decline in videocassette purchases included in investing activities. In addition, a decrease in accounts payable of $78.9 million compared to an increase of $32.6 million for the same period in 1998 contributed to a decrease in cash flow provided by operating activities. These decreases to operating cash flows were partially offset by a decrease in inventory in the amount of $25.1 million as compared to an increase in the corresponding period in 1998 of $5.4 million and a decrease in net deferred income taxes in the amount of $85.0 million as compared to an increase in the corresponding period in 1998 of $39.4 million.

   Investing Activities. Net cash used for investing activities increased $161.9 million from $740.9 million for the nine months ended September 30, 1998 to $902.8 million for the nine months ended September 30, 1999 as a result of a $157.9 million increase in capital expenditures for new store openings and store remodeling in 1999 and a $85.8 million increase in cash used for store acquisitions. These increases were partially offset by a decrease in the cost of rental library purchases, as the percentage of product purchased through revenue sharing increased in 1999 as compared to 1998.

   Major components of investing activities are detailed below:

                                                                Nine Months
                                                              Ended September
                                                                    30,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                                                               (In millions)
      Cash flows from investing activities:
        Rental library purchases............................. $(611.7) $(543.1)
        Capital expenditures.................................  (108.8)  (266.7)
        Cash used for acquisitions...........................   (25.1)  (110.9)
        Proceeds from sales of store operations..............     --      18.9
        Other................................................     4.7     (1.0)
                                                              -------  -------
      Net cash flow used for investing activities............ $(740.9) $(902.8)
                                                              =======  =======

   Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site locations, lease negotiations and construction permits. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in international markets and will require capital and /or ongoing infrastructure enhancements to support our expansion strategies in developing markets and for acquisitions.

   We currently anticipate that capital expenditures of about $384.8 million will be incurred in 1999, of which $221.3 million is anticipated to relate to new, relocated and remodeled stores and the conversion of acquired stores, $40.5 million is anticipated to relate to an upgraded store point of sale system to provide better service to our customers, and the balance of which relates to general corporate purposes. We expect the total investment per new store to approximate $0.4 million, which includes rental and merchandise inventory, leasehold improvements, signage and furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market and other factors.

   Financing Activities. Net cash flow from financing activities increased $410.7 million to $201.8 million in the nine months ended September 30, 1999 as compared to the use of funds of $208.9 million in the nine months ended September 30, 1998.

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

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement is comprised of a $700 million revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million revolver due June 19, 2000, which was subsequently permanently reduced with proceeds from the initial public offering. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A varying committment fee is charged on the unused amount of the revolver. On June 23, 1999, we borrowed $1.6 billion under the credit agreement, all of which was used to:


  . pay a portion of the purchase price to affiliates of Viacom to acquire the non-U.S. operations of our business that we did not already own;

  . repay debt owed to Viacom International Inc. and its affiliates; and

  . pay fees and expenses related to the origination of the credit agreement.

   The credit agreement is intended to replace our reliance on Viacom's centralized cash management system. At September 30, 1999, we had available $260.0 million of our borrowing capacity under our credit agreement.

   On August 10, 1999 we sold to the public 31 million shares of our Class A common stock for $15 per share. Proceeds from the offering aggregated $430.7 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.2 million. The gross proceeds from the offering, net of underwriting discounts and commissions, $442.9 million, were used to pay down the short-term revolving loan due June 19, 2000.

   On October 20, 1999 our board of directors declared a cash dividend of $0.02 per share of Class A and Class B common stock, payable November 22, 1999, to our stockholders of record at the close of business on November 1, 1999. The total dividend payment will be about $3.5 million, of which Viacom International Inc. will be paid about $2.9 million.

   On November 3, 1999 Blockbuster and America Online, Inc. announced a three-year strategic alliance. As part of the agreement, America Online will make a $30 million investment, representing about 2.75% ownership, in Blockbuster.com that will be used for, among other things, joint development of broadband content and delivery. If an initial public offering of Blockbuster.com is not completed within 18 months of the closing of the transaction, America Online will have the option to recover its investment plus cost of capital.

   We believe that cash flow from operations, our current credit agreement and future borrowings will provide us with adequate liquidity and capital necessary to continue to fund our daily operations and expansion strategy in the next two to three years. Depending upon our growth opportunities and other factors, we may, from time to time, consider the issuance of debt, equity or other securities, to refinance debt or to use for general corporate purposes. However, we cannot assure you that we will be able to access capital markets in the future on terms that will be satisfactory to us.

 Other Financial Measurements: Working Capital

   At September 30, 1999, we had cash and cash equivalents of $122.0 million. Working capital, however, reflected a deficit of $277.2 million due to the accounting treatment of our videocassette rental library. Videocassette rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

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

    . Phase 1 inventories the respective applications, hardware and business partners.

    . Phase 2 assessed the possible impact of a year 2000 error on the continuing operation of each identified application, hardware system or business partner relationship and subsequently determines the risk of year 2000 noncompliance to operations and assigns priorities.

    . Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.

    . Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in phase 3, to ensure that year 2000 issues no longer exist.

    . Phase 5 establishes and implements contingency plans in the event internal or external systems are not compliant.

   Changes may occur to our operations during the implementation of our year 2000 program or subsequent to the completion of each phase. Therefore, we may periodically revise our plans. We continue to review and test systems for year 2000 compliance as changes occur.

 State of Readiness

   Our year 2000 progress, as of October 31, 1999, is as follows:

  Applications

   We have completed the inventory, assessment, remediation and testing phases with respect to all 16 critical domestic and six critical international applications which primarily relate to point-of-sale, warehousing and distribution and finance/payroll. We have completed the inventory and assessment phases of all non-critical worldwide applications. Substantially all of the non-critical worldwide applications have been remediated and tested. The remaining applications are scheduled for completion through the remainder of 1999.

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

  Costs

   Costs of our year 2000 program have been expensed as incurred. The estimated costs to complete our year 2000 program is currently expected to total $11.5 million, $10.6 million of which has been incurred through October 29, 1999. We do not expect this to have a material adverse effect on our results of operations, financial position or liquidity.

Disclosure Regarding Forward-Looking Information

   This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report, these forward-looking statements generally can be identified by use of statements that include words such as "anticipate," "will," "expect," "estimate," "believe," "intend," "plan," "could," "may," "future" and similar expressions and variations thereof. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us and our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

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

 Interest Rate Risk

   Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, the Company borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. Total outstanding borrowings at September 30, 1999 were $1,197.1. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at September 30, 1999 for these borrowings was 7.2%. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

 Foreign Exchange Risk

   Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. As of September 30, 1999, we had not entered into any foreign currency hedging activities. We anticipate managing our future foreign exchange risk by using foreign currency forward contracts to hedge against foreign currency exchange fluctuations. The purpose of any contracts entered into will be to reduce any adverse fluctuations in earnings and cash flows associated with the foreign exchange rate fluctuations.

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

   Our operations outside the United States constitute 19.2% of our total revenues. Our operations in Europe constitute 9.6% of the total revenues. The majority of these sales are from Great Britain, which has not adopted the euro.

   Numerous issues are raised by the euro currency conversion including the need to adapt computer and financial systems and business processes and equipment. Due to these uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs, and the resulting impact, if any, on our financial condition or results of operations.

                           PART II--OTHER INFORMATION

Item 5. Other Information

   On November 3, 1999, Blockbuster and America Online, Inc. announced a three-year strategic alliance. As part of the agreement, America Online will make a $30 million investment, representing about 2.75% ownership, in Blockbuster.com that will be used for, among other things, joint development of broadband content and delivery. If an initial public offering of Blockbuster.com is not completed within 18 months of the closing of the transaction, America Online will have the option to recover its investment plus cost of capital.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      3.1      Amended and Restated Certificate of Incorporation of Blockbuster
               Inc. (1)
      3.2      Bylaws of Blockbuster Inc. (1)
      4.1      Specimen Class A Common Stock Certificate of Blockbuster Inc.
               (2)
     10.1      Initial Public Offering and Split-Off Agreement, dated August
               16, 1999, among Blockbuster Inc., Viacom International Inc. and
               Viacom Inc. (2)
     10.2      Release and Indemnification Agreement, dated August 16, 1999, between Blockbuster Inc. and Viacom Inc. (2)
     10.3      Transition Services Agreement, dated August 16, 1999, between
               Blockbuster Inc. and Viacom Inc. (2)
     10.4      Registration Rights Agreement, dated August 16, 1999, between
               Blockbuster Inc. and Viacom Inc. (2)
     10.5      Tax Matters Agreement, dated August 16, 1999, between
               Blockbuster Inc. and Viacom Inc. (2)
     27.1      Financial Data Schedule. (2)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2) Filed herewith.

   (b) Reports on Form 8-K

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Blockbuster Inc.

                                                   /s/ Larry J. Zine
                                          By: _________________________________
                                                       Larry J. Zine
                                              Executive Vice President, Chief
                                              Financial Officer (on behalf of
                                                 the Registrant and in his
                                              capacity as principal financial
                                                          officer)

Date: November 15, 1999

                               INDEX TO EXHIBITS


 Exhibits                           Description
 --------  -------------------------------------------------------------
  3.1      Amended and Restated Certificate of Incorporation of
           Blockbuster Inc. (1)
  3.2      Bylaws of Blockbuster Inc. (1)
  4.1      Specimen Class A Common Stock Certificate of Blockbuster Inc.
           (2)
 10.1      Initial Public Offering and Split-Off Agreement, dated August
           16, 1999, among Blockbuster Inc., Viacom International Inc.
           and Viacom Inc. (2)
 10.2      Release and Indemnification Agreement, dated August 16, 1999, between Blockbuster Inc. and Viacom Inc. (2)
 10.3      Transition Services Agreement, dated August 16, 1999, between
           Blockbuster Inc. and Viacom Inc. (2)
 10.4      Registration Rights Agreement, dated August 16, 1999, between
           Blockbuster Inc. and Viacom Inc. (2)
 10.5      Tax Matters Agreement, dated August 16, 1999, between
           Blockbuster Inc. and Viacom Inc. (2)
 27.1      Financial Data Schedule. (2)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2) Filed herewith.