Form 10-K405
period 1999-12-31
BLOCKBUSTER INC
filed 2000-03-24
CIK 1085734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from              to

                        Commission File Number 001-15153

                               ----------------

                                BLOCKBUSTER INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-1655102
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

                               ----------------

                                1201 Elm Street
                              Dallas, Texas 75270
                                 (214) 854-3000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class              Name of Each Exchange on Which Registered
            -------------------              -----------------------------------------
Class A Common Stock, $.01 par value per              New York Stock Exchange
share

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2000, 31,004,160 shares of class A common stock, $.01 par value per share, and 144,000,000 shares of class B common stock, $.01 par value per share, were outstanding. The aggregate market value of the registrant's common stock held by non-affiliates was about $339,137,172 (based on the closing price of $11.00 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date. (For purposes of determination of the above-stated amounts, only directors, executive officers and 10% or greater stockholders of the registrant have been deemed affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the annual meeting of stockholders of the registrant to be held during 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BLOCKBUSTER INC.

                               INDEX TO FORM 10-K

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................    25
 Item 3.  Legal Proceedings.............................................    26
 Item 4.  Submission of Matters to a Vote of Security Holders...........    26


 PART II
 Item 5.  Market for Our Common Equity and Related Stockholder Matters..    27
 Item 6.  Selected Financial Data.......................................    27
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    37
 Item 7a. Quantitative and Qualitative Disclosure About Market Risk.....    51
 Item 8.  Financial Statements and Supplementary Data...................    52
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    79


 PART III
 Item 10. Directors and Executive Officers of the Registrant............    79
 Item 11. Executive Compensation........................................    79
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    79
 Item 13. Certain Relationships and Related Transactions................    79


 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    80

                                     PART I

Item 1. Business

Blockbuster Overview

   Blockbuster Inc., which may be referred to as Blockbuster, we, us or our, is the world's leading retailer of rentable home videocassettes, DVDs and video games, with about 7,200 stores in the United States, its territories and 26 other countries as of December 31, 1999. We operate primarily under the highly recognized BLOCKBUSTER(R) brand, which, according to The Gallup Organization, achieves nearly 100% recognition with active movie renters in the United States.

   Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom Inc. Since the merger and prior to our initial public offering in August 1999, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and one-half period prior to our initial public offering, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. Blockbuster Inc., an indirect subsidiary of Viacom, was incorporated under a different name on October 16, 1989 in Delaware.

   Viacom, through its ownership of 144 million shares of our class B common stock, owns common stock representing about 82% of our equity value and about 96% of the combined voting power of our outstanding common stock. On December 14, 1999, we filed with the SEC a registration statement on Form S-4 relating to a possible split-off from Viacom pursuant to an offering by Viacom to exchange all of the shares of Blockbuster's common stock that it owns in exchange for shares of Viacom common stock. We refer to this transaction as the exchange offer. Viacom has not decided to commence this exchange offer to date. Viacom has announced that, subject to the approval of its Board of Directors, which will be based on an assessment of market conditions, and the receipt of a supplemental private letter ruling from the Internal Revenue Service reflecting the anticipated merger between Viacom and CBS, Viacom intends to effect the exchange offer. However, Viacom has said it does not intend to commence the exchange offer unless our class A common stock price improves to a price range exceeding $20.00 per share.

   Beginning in the fourth quarter of 1999, we began operating in two segments:
(i) home video, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new technologies.

   (i) Video

     Through our video segment, we operate 5,879 video stores and our franchisees and/or joint ventures operate 1,274 video stores located throughout the United States, its territories and 26 other countries.

   (ii) New Technologies

     Through our new technologies segment, we operate our Internet site, blockbuster.com, and our newly formed division, Digital Networks, which is responsible for exploring various alternative forms of electronic entertainment delivery including video-on-demand.

   Financial information relating to our segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 18 to our Consolidated Financial Statements included in this document.

Intellectual Property

   We own a number of trademarks, trade names and service marks, including, among others, BLOCKBUSTER(R), BLOCKBUSTER VIDEO(R), BLOCKBUSTER FAVORITES(TM), BLOCKBUSTER

GIFTCARD(R), BLOCKBUSTER GIFTCARDS(TM), BLOCKBUSTER REWARDS(TM), BLOCKBUSTER ENTERTAINMENT AWARDS(R), KIDPRINT(R), BLOCKBUSTER MUSIC(R), XTRA-VISION and the blue and yellow ticket stub and the blue and yellow awning outside our stores. In addition, we own the rights to the "blockbuster.com" Internet domain name. We consider our intellectual property rights to be among our most valuable assets.

Industry Overview

 Domestic Home Video Industry

   According to Paul Kagan Associates, the U.S. videocassette and DVD rental and sales industry grew from $17.1 billion in revenue in 1998 to a projected $18.5 billion in 1999 and is projected to reach $22.8 billion in 2005. Paul Kagan Associates estimates that, in 1999, 85.9 million, or 85.9%, of the 100 million total U.S. television households owned a VCR. The number of VCRs that were sold in the United States in 1999 was estimated by Paul Kagan Associates to be 20.5 million, which represents the largest number of VCRs sold in any single year. In addition, the Consumer Electronics Manufacturers Association estimates that about 4.1 million DVD players were sold to dealers in the United States during 1999. According to Paul Kagan Associates, the VCR and DVD markets will continue to grow as the number of multi-VCR households is expected to increase from 39.7 million in 1999 to 51.4 million by 2005 and the number of DVD households is projected to reach 31.0 million in 2005.

   As part of its Annual Report on the Home Video Market 1998, the Video Software Dealers Association revealed that each week some 50 million consumers make a trip to a video store, and almost 60% of the U.S. households owning at least one VCR rent videos at least a couple of times each month. We believe that the following factors, among others, make video rental a preferred medium of entertainment for millions of customers:

  .  the opportunity to browse among a very broad selection of movies;

  . the control over viewing, such as the ability to control start, stop, pause, fast-forward and rewind; and

  . the opportunity to entertain one or more people at home for a reasonable price.

   In addition, a significant competitive advantage that our industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of our distribution "window." After the initial theatrical release, studios make their movies available to video stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The current length of the window for video stores varies, typically ranging from 30 to 90 days for domestic video stores and from 120 to 180 days for international video stores. Thereafter, movies are made sequentially available to television distribution channels.

   The home video industry is highly fragmented. However, the home video industry has experienced consolidation in recent years, as video store chains have gained significant market share from single store operators. In the past two years, there has been about a 14% reduction in the total number of video stores operating in the United States. We believe that small stores and chains in the home video industry will continue to consolidate with national and regional chains and that such consolidation will offer us numerous acquisition opportunities. We believe that there are several competitive advantages in being a large home video chain, including marketing efficiencies, brand recognition, access to more copies of each videocassette through direct revenue-sharing agreements, sophisticated information systems, greater access to prime real estate locations, greater access to capital, and competitive pricing made possible by size and operating efficiencies. Even if there is significant consolidation, however, we expect that the home video industry will remain fragmented.

   Historically, the major studios or their licensees released movies to video stores at wholesale prices generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The studios still release movies at relatively high wholesale prices unless the movie is subject to a revenue-sharing agreement or a quantity discount program or is designated by the studios as a sell-through movie. The studios attempt to maximize total revenue from newly released video titles by maintaining the high wholesale price during the first four months to one year after a movie is released. Thereafter, in order to promote sales to consumers, the major studios release the movies at a substantially lower price, generally at retail for about $10 to $20 per videocassette.

   Since the late 1980s, revenue-sharing agreements have been available to home video chains and independent video dealers through deals brokered by distributors such as Rentrak Corporation and SuperComm, Inc. More recently, the major studios have entered into revenue-sharing agreements directly with several large video chains. For titles purchased under these agreements, video stores share with the studios an agreed-upon percentage of the video stores' rental revenue for a limited period of time in exchange for minimal fixed payments for the videocassettes by the video stores. This percentage generally declines over a period of weeks following the initial release of the movie. The video stores also agree to take a minimum number of copies of each movie that is released by a studio in any U.S. movie theater. The video stores may also agree to take a minimum number of movies that are not released by a studio in any U.S. movie theater. The revenue-sharing agreements, subject to limitations and exceptions, allow the video stores to sell previously viewed videotapes to their customers.

   We believe that the revenue-sharing agreements have the following significant benefits to participating video stores:

  . they provide these stores with the opportunity to substantially increase the quantity and selection of newly released video titles that they stock;

  . they increase revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction; and

  . they align the studios' economic interests more closely with the interests of the video stores.

   In addition, we believe that revenue-sharing has increased the revenues received on an annual basis by the studios through increased rental activity on new releases as well as greater distribution and revenues on non-hit movies through minimum output provisions.

   In addition to wholesale pricing and revenue-sharing agreements, studios release some movies at relatively low initial prices, which generally are sold by retailers for $10 to $20 per videocassette. Because the wholesale price is relatively low and these movies are not subject to the revenue-sharing agreements, retailers generally purchase these movies primarily for sale and such movies are referred to as sell-through movies. These typically consist of movies for children and other movies that have unique characteristics or other mass ownership appeal, such as The Rugrats Movie and Titanic.

 International Home Video Industry

   According to Paul Kagan Associates, the potential market for home video rentals is growing at a faster pace outside the United States than within the domestic market. According to Paul Kagan Associates, the number of households outside of the United States which own a VCR is expected to grow from about 315 million in 1999 to about 390 million by 2005. As of December 31, 1999, we operated in 26 countries outside of the United States.

   Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to the same sequential windows as the release of movies within the United

States, though the international windows tend to last for a longer period of time. In general, however, the home video industry outside of the United States does not mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movie titles. Although revenue-sharing agreements, which have proliferated within the U.S. home video industry among large home video chains, are starting to be gradually introduced into markets outside of the United States, they are not yet common in such markets. In addition, competition in most international markets generally tends to be more fragmented, with few large home video chains.

 Movie Studio Dependence on Video Rental Industry

   According to Paul Kagan Associates, total U.S. movie studio and independent supplier revenue in the United States grew at a compound annual rate of about 6.2% per year from $11.3 billion in 1995 to $15.2 billion in 1999. Paul Kagan Associates also indicates that the video rental industry is the largest single source of U.S. revenue to U.S. movie distributors, representing about $7.4 billion, or 48.5%, of the $15.2 billion of movie revenue in 1999. The following table represents Paul Kagan Associates' estimates of revenues of total movie distributor revenue which were made publicly available in the fourth quarter of 1999.

                                                 Year Ended December 31,
                                         ---------------------------------------
                                          1995    1996    1997    1998    1999
                                         ------- ------- ------- ------- -------
                                                      (in millions)
U.S. home video......................... $ 5,231 $ 6,152 $ 6,306 $ 6,811 $ 7,389
Other U.S. revenue......................   6,020   6,690   7,161   7,240   7,837
                                         ------- ------- ------- ------- -------
  Total U.S. revenue....................  11,251  12,842  13,467  14,051  15,226
                                         ------- ------- ------- ------- -------
International home video................ $ 4,192 $ 4,432 $ 4,406 $ 4,436 $ 4,480
Other international revenue.............   6,052   7,439   8,049   8,999  10,015
                                         ------- ------- ------- ------- -------
  Total international revenue...........  10,244  11,871  12,455  13,435  14,495
                                         ------- ------- ------- ------- -------
    Total revenue....................... $21,495 $24,713 $25,922 $27,486 $29,721
                                         ======= ======= ======= ======= =======

   Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. In addition to purchasing box office hits, video rental stores, including those operated by us, purchase movies on videocassette and DVD that were not successful at the box office, thus providing the movie studios with a reliable source of revenue for almost all of their movies. We believe that the consumer is more likely to view movies which were not box office hits on a rented videocassette or DVD than on most other formats because video rental stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles. In addition, we believe the relatively low cost of video rentals encourages consumers to rent films they might not pay to view at a theater.

   Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies to various movie distribution channels in the sequential release date "windows" discussed above. This method of sequential release allows the movie studios to increase their total revenue while minimizing the adverse effect on the revenue derived from previously established channels. With the advent of revenue-sharing and the incremental revenues associated with such agreements, most movie studios lengthened the video rental window for many box office hits.

 Home Video Game Industry

   The home video game industry has historically been affected by changing technology, limited hardware platform life cycles and hit-or-miss software titles. In addition, video games typically generate most of their rental revenue during the first twelve months after their release. We believe that during this time period, the differential between the retail price and the rental price of a new video game is typically high enough to make rentals an attractive alternative to the customer. According to Arcadia Investment Corp. and VidTrac, the total domestic home video game market generated about $3.7 billion in software sales and about $800 million in rental revenue in 1998. These markets grew to about $4.3 billion and about $880 million in 1999, respectively, which represents a 16.2% and 10.0% increase, respectively. Arcadia Investment Corp. projects that video game software sales will remain relatively steady through 2001.

   Based upon estimates of Gerard Klauer Mattison & Co., Inc., we believe that most of the recent growth in the home video game industry has been fueled by the success of Sony PlayStation(R) and Nintendo 64(R) and their respective video games. Arcadia Investment Corp. recently reported that as of the end of 1999, the installed base of Sony PlayStation within the United States was about
21.0 million, and Nintendo has stated that as of the end of 1999, the installed base of Nintendo 64 within the United states was about 14.0 million units. We expect that the home video game industry will continue to grow with the anticipated U.S. introduction of Sony PlayStation 2(TM) in the fall of 2000.

Video

   Blockbuster is the world's leading retailer of rentable home videocassettes, DVDs and video games, with about 7,200 stores in the United States, its territories and 26 other countries as of December 31, 1999. We operate primarily under the highly recognized BLOCKBUSTER brand, which, according to The Gallup Organization, achieves nearly 100% recognition with active movie renters in the United States. Our revenues in 1999 increased 14.6% from 1998, with about 80.6% of these revenues generated in the United States and about 19.4% generated outside of the United States. We believe that over 1 billion movies and video games have been rented worldwide from our stores or our franchisees within the last 12 months, and of these rental transactions about 770 million were generated from our U.S. company-operated stores. For the year ended December 31, 1999, we and our franchisees recorded worldwide revenues of about $5.4 billion, which includes $4.5 billion from our company operations and $0.9 billion from our franchised stores.

   Our brand recognition and leading market position have allowed us to create one of the strongest entertainment franchises in the United States. Based on industry data, we estimate that our company-operated and franchised stores increased their market share of the domestic video rental business by three to five percentage points in 1999. We have developed this leading position based on a business model that we believe provides our customers with superior convenience, selection and service at attractive prices. We estimate that about 61% of the U.S. population lives within three miles of one of our stores. In addition, our customer transaction database contains information on over 48 million U.S. and Canadian member accounts that were active in the twelve months ended December 31, 1999.

   In 1997, John F. Antioco was recruited to serve as our chairman, president and chief executive officer, selected in part for his significant multi-store retail experience. Under the management team led by Mr. Antioco, we began to develop a new business model that refocused on our core rental business. When substantially implemented in the second quarter of 1998, this business model led to a significant improvement in customer satisfaction. Most significantly, we entered into domestic revenue-sharing agreements with various motion picture studios. The studios include the six major motion picture studios: Buena Vista Home Video, a division of the Walt Disney Company; Columbia Tri-Star Home Video Inc., a Sony Corporation subsidiary; 20th Century Fox Home Entertainment Inc.; Paramount Pictures Corporation, a Viacom subsidiary; Universal Studios Home Video; and Warner Home Video. These agreements are generally referred to as output agreements, because they require us to distribute most of the rental titles released on videocassette by these studios. The quantity of each title obtained is generally determined by a contractual formula.

   We refer to these agreements as revenue-sharing agreements because they provide that we will share our U.S. rental revenue from the videos with the studio for a stated period of time, generally 26 weeks. These agreements enable us to provide the most popular newly released video titles to our customers more quickly, in greater quantity and on a more efficient basis. Therefore, we believe these agreements also have the following significant benefits:

  . substantially increasing the number of newly released videos in our stores to better satisfy customer demand;

  . contributing to an increase in revenues resulting from an increase in the total number of transactions and the number of videocassettes rented per transaction; and

  . aligning the studios' economic interests more closely with ours because they share a portion of the rental revenue with us for a period of time.

   In addition to revenue-sharing, we have made other changes that have increased our same store revenues while providing enhanced revenue opportunities for the studios. Some of these other changes include improving our product allocation system to more effectively allocate newly released videos among our stores based upon the likelihood of rental frequency by store and improving our direct marketing programs and advertising campaigns. Reflecting this turnaround, domestic same store rental revenues increased 16.9% and 11.4% in 1998 and 1999 respectively.

Business Model

   Our current business model is designed to increase customer traffic and transaction size by improving customer satisfaction and to ultimately generate higher sales volume per store. We believe our business model gives us an advantage over other large home video chains and a significant advantage over our single-store competitors. We are applying key elements of our business model to our international operations. The key elements of our business model are discussed below.

 Broad Selection and Large Number of Movies

   We strive to be the leader in satisfying customer demand by stocking each of our stores with more copies and a wider variety of newly released movies than our competitors. In large part, our revenue-sharing agreements and our ability to self-distribute have allowed us to implement this strategy in the United States. At December 31, 1999, we had on average 285% more copies of each videocassette per store and about 59% more video titles compared to December 31, 1997. In addition to newly released video titles, we acquire and offer a broad selection of time-tested popular movies and a wide variety of independent and lower-cost movies that are generally exclusively available at our stores for a specified period of time.

   Our goal is to stock each of our stores with a selection and quantity of merchandise that is customized for that store. Using our customer transaction database, we determine on a store-by-store basis the number of copies of each new release that is to be offered by each store. We also make available for sale some new release movies as previously viewed videotapes. With respect to BLOCKBUSTER FAVORITES, our objective is to stock the top 1,000 most commonly rented popular movies. In addition, we use our customer transaction database to periodically review each store's inventory of BLOCKBUSTER FAVORITES and identify movie titles within this category that have not been rented for a period of time. We offer these previously viewed videotapes for sale and replace them with movies that we believe our customers are more interested in renting.

 Convenient and Visible Stores of Optimal Size and Location

   We maintain a strong presence throughout the United States, with an estimated 61% of the U.S. population living within three miles of one of our stores. Our experienced store development team can quickly identify the optimal sites for our new stores within our targeted markets through the use of our extensive real estate and customer transaction databases. We have developed three distinct store formats that are tailored to maximize our penetration in each market. These three formats include our "new" traditional store format, which is about 4,800 square feet, our seam store format, which is about 2,500-3,500 square feet, and our store-in-store format, which is about 1,000-1,200 square feet. In addition to stores, we have deployed a small number of video vending machines on an experimental basis.

   In 1998, we began a comprehensive program to remodel our company-operated stores worldwide. We expect to continue the process of fitting most of our company-operated stores with new interior signage. We also expect to continue remodeling the interior and exterior of some of our company-operated stores in order to enhance our customers' shopping experience.

 Superior and Consistent Customer Service

   We focus on providing superior service to all of our customers. An essential aspect of continuing to improve customer service has been our focus on improving the in-store experience of each customer. We have worked to improve the quality of our staff through recruitment, compensation, training and employee appreciation and incentive programs. These programs encourage and empower our store employees to gain experience and product knowledge in order to effectively meet the needs of our customers. In addition, our domestic customers are eligible to participate in BLOCKBUSTER REWARDS, our premium membership program, which allows customers to earn free rentals. Our most active customers are automatically enrolled in BLOCKBUSTER REWARDS Gold, which offers additional free rental benefits and the ability to reserve movies. These programs are designed to develop customer loyalty by encouraging our customers to rent movies only from our stores.

 Competitive Pricing

   Our goal is to optimize on a store-by-store basis the price at which we rent our video titles. In 1998, we initiated a dual pricing strategy that differentiated pricing between newly released video titles and BLOCKBUSTER FAVORITES, whereby the BLOCKBUSTER FAVORITES were priced lower than the newly released video titles. We believe that our customers perceive this two-tiered pricing as more appropriate in light of the differences between the demand for the newly released video titles and BLOCKBUSTER FAVORITES. Our customer transaction database provides us with the ability to adjust our overall pricing strategy for each U.S. store based on local market conditions, including local prices established by our competitors. In October 1998, we implemented a new policy in our company-operated stores, setting the base rental term of our BLOCKBUSTER FAVORITES, our video games and some of our newly released video titles to a period ranging from two to five evenings. In addition, in February 2000, we implemented a new convenience policy in the majority of our company-operated stores, pursuant to which the base rental term of our BLOCKBUSTER FAVORITES, our video games and some of our newly released video titles were extended to a period ranging from two to five days. As a result, our customers can keep a videocassette for a period of 12 hours longer. In addition, our customers may keep the videocassette for a period longer than this base rental term for extended viewing. There is a base rental fee for the base rental term and an extended viewing fee for the extended viewing term. The base rental fees and the extended viewing fees may vary from market to market.

 National Advertising and Marketing Programs

   Our large U.S. store base and our extensive customer database enable us to be the only home video chain that actively maintains a national advertising and marketing program, including network television, national promotions and local television and radio. For the year ended December 31, 1999, we incurred about $233.8 million in net advertising expenses. In addition, some of our business partners, including the studios, allow us to direct a significant amount of their advertising expenditures. Furthermore, the studios incur additional expenditures to promote their newly released movies.

   Our advertising and marketing provide information regarding one or more key points of difference between us and the competition. We have pursued an aggressive advertising and marketing campaign in order to promote awareness of the BLOCKBUSTER brand. Our primary goal is to make our name so recognizable that any time a person wishes to rent a movie, he or she will first consider coming to one of our stores. Our advertising and marketing tries to convey the message that a visit to one of our stores will allow the customer to experience the magic of the movies.

 Use the Customer Transaction Database

   We have developed and utilized an extensive customer transaction database with over 48 million U.S. and Canadian member accounts that have been active in the last twelve months. This database enables us to effectively operate and market our business. For example, we are able to directly communicate with our customers on a targeted and customized basis relating to our products and programs. We are also able to stock each of our company-operated stores with the quantity and selection of merchandise that is customized for that store.

 Self-Distribution Capabilities

   We have constructed and launched a highly automated distribution center in McKinney, Texas that allows us to distribute substantially all of our products to our domestic company-operated stores. We believe that our distribution center gives us a significant competitive advantage over our competitors that use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving service to our stores. In particular, we mechanically repackage our newly released videos to make them suitable for rental at our stores. Previously, this activity had been performed manually at each store. In addition, our distribution center gives us the capacity to accommodate our planned store expansion without incurring significant expenditures. For example, between 1997 and the end of 1999, we more than tripled the number of videocassettes processed and distributed to our stores. We also believe these distribution capabilities were a major factor in our ability to successfully implement our revenue-sharing agreements to provide superior movie selection to our customers.

 Growth Strategy

   We believe that our growth strategy will further establish us as the leading home video chain in the world. Our goal is to increase our system-wide U.S. market share to over 40% within the next two years, and to significantly increase our market share in those countries outside the United States where we believe it is profitable to do so. We believe that our growth objectives can be met because:

  . the home video industry is highly fragmented both in the United States and internationally;

  .  consolidation has already begun and will continue; and

  . the advantages created by our new business model position us to increase our market share.

   As explained more fully below, our growth will principally be driven by an increase in our same store revenues, an expansion of both our company-operated and franchisee-operated store base in the United States and internationally and by spreading our expenses over a larger revenue base.

 Increase Same Store Revenues

   By implementing each element of our business model, we believe that we will increase same store revenues by:

  . increasing the number of movies or video games that a customer rents on each visit to our stores;

  . continuing to increase our active customer base as we increase our market share;

  .  increasing the number of times that active customers visit our stores;

  . expanding our offering of rentable home entertainment, such as DVDs and video games; and

  .  further increasing the quantity of videocassettes in our stores.

 Expand Domestic Store Base

   Based on our current store prototypes, we believe that the potential exists for 4,000 additional video stores in the United States. We added 596 new company-operated stores in the United States in 1999 and expect to add 100-125 per quarter on average over the course of 2000. However, we will be reviewing our expansion plans on a quarter-by-quarter basis and, depending on the market share gains, returns on our investment and other factors, we may reduce the number of stores we plan to open. We plan to add most of these new stores in the 70 largest markets in the United States. With the use of our extensive customer transaction database and real estate database, our experienced store development team identifies markets with growth opportunities and responds to these opportunities with the appropriate store location and store format, which store format generally ranges from about 1,000 to 4,800 square feet. We believe that through our site selection process and flexible store formats, our new stores will generate sufficient revenue to recover our capital investment in a short period of time without significantly reducing the revenues of our existing stores.

 Expand International Store Base

   Our international strategy is focused on expanding in markets in which we already have an established market position and in less mature markets. Although, as of December 31, 1999, we operated and franchised stores in 26 markets outside of the United States, about 91.1% of our international rental revenue was generated by our top seven international markets. These markets are Great Britain, Canada, Australia, the Republic of Ireland together with Northern Ireland, Mexico, Spain and Argentina. We believe that the growth opportunities in some of these markets are significant because they are highly fragmented and our market share in most of these countries is estimated by us to be less than 40%. We also plan to add 150-200 new company-operated stores over the next two years in our international markets. As in the United States, we use different store prototypes in response to local real estate and market conditions. In addition, we have developed and use a new country entry model that targets development of a specified range of a number of company-operated stores and franchised stores, at which point economies of scale can be used to reduce corporate overhead costs and national advertising expenses on a store-by-store basis.

 Expand Worldwide Franchise Program

   Over the next two years, we expect to add about 400 franchised stores to our franchised U.S. store base and about 130 franchised stores to our international store base. This includes joint ventures in which we own a minority interest. We also intend to convert company-operated stores in smaller markets into franchised stores by selling these stores to franchisees. These franchisees would also commit to develop additional new franchised stores in their respective markets. As of December 31, 1999, we had 823 franchised stores in the United States and 451 franchised and/or joint venture stores in our international markets. For the year ended December 31, 1999, we had franchise fees of $57.7 million relating to our franchise operations, or about 1.3% of our 1999 consolidated revenues. In order to accomplish this objective, we have refined our franchise approval process, hired personnel exclusively dedicated to the development of new franchises and launched a campaign to attract prospective franchisees. In order to increase the attractiveness of our U.S. franchise program, we have made our revenue-sharing arrangements with the studios available to our U.S. franchisees, which will provide them with an option to increase their quantity and selection of movies.

 Apply the Benefits of Greater Size

   Our leading market position enables us to derive significant economies of scale and operating efficiencies that are not necessarily available to our smaller competitors. We are able to achieve efficiencies on both a store level basis and a system-wide basis. On a store level basis, the increase in the volume of transactions and the consequent increase in revenues per store as a result of our business model provides us with the opportunity to reduce our labor costs as a percentage of revenues. On a systemwide basis, we believe that we can reduce our distribution costs and general and administrative expenses as a percentage of our revenues.

 Pursue Strategic Acquisitions

   For the year ended December 31, 1999, we acquired 165 video stores worldwide. We will continue to review potential acquisitions, including acquisitions of video rental chains and stores operated by our franchisees as well as acquisitions in complementary businesses that will enable us to take advantage of the highly recognized BLOCKBUSTER brand, our extensive customer transaction database and our existing distribution system.

 Refranchising

   We have developed a comprehensive model that we use to evaluate which locations should be company-operated and which locations should be franchise stores. We seek to locate our company-operated stores in geographical areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We target the remaining markets for the opportunity to develop franchises. Accordingly, we are targeting the 70 largest markets in the United States to develop company-operated stores, and we are targeting the remaining markets for franchises. As part of this evaluation, we sold 122 stores in 1999 to franchisees in the United States.

Customer Transaction Database

   We have developed and utilize an extensive customer transaction database with over 48 million U.S. and Canadian member accounts that have been active in the last 12 months. This database has tracked customer names, addresses, phone numbers, transaction histories, demographic information and, recently, e-mail addresses. We also maintain customer transaction databases in each of the countries in which we operate outside of the United States and Canada.

   We consider our customer transaction database to be one of our core assets, which we currently use to:

  . communicate with and market directly to our customers on a national basis;

  .  develop programs to reward our most loyal customers;

  . strategically locate potential new store sites based on demographics and unique trade areas; and

  . customize and improve the allocation of merchandise on a store-by-store basis, based on local demographics and prior rental history of our customers.

   Over time, we believe we will use the information we collect and the relationships we have developed with our customers through our database to:

  . evaluate new industry trends such as DVDs and the digital broadcast system;

  . further develop and enhance our promotional and marketing strategy through e-mail and other channels of distribution;

  . help customers choose and rent movies by analyzing their previous viewing history;

  .  promote our Internet site and services; and

  . capitalize on new home delivery systems for filmed entertainment as these systems become economically viable.

Merchandising

   We offer a wide selection of movies and video games for rent and purchase. We stock each of our company-operated stores with the quantity and selection of merchandise that we have customized for that particular store.

   The breakdown of net domestic revenues generated from the rental and sale of such products for the year ended December 31, 1999 is as follows:

[Pie graph which shows a breakdown of domestic revenue follows:

1. about 70.1% of our domestic revenues was generated by movie rentals;

2. about 11.1% of our domestic revenues was generated by video game rentals;

3. about 7.1% of our domestic revenues was generated by previously viewed tapes, DVD's and previously played video game sales;

4. about 4.8% of our domestic revenues was generated by sell-through movie sales; and

5. about 6.9% of our domestic revenues was generated from other items.]

   Videocassette and Videocassette Player Rentals. Our new traditional domestic store generally carries about 4,500 different movie titles available for rent, which include about 500 different newly released video titles and about 4,000 different BLOCKBUSTER FAVORITES titles. About 78% of 1999 net domestic rental revenues were from the rentals of newly released movies. In some of our stores, we rent videocassette players. Under our revenue-sharing agreements, we are able to make available a substantial number of additional copies of each newly released video in order to satisfy our customers' demand shortly after the movie is released. In addition, we are able to offer substantially more newly released video titles, which increases the variety of movies available in our stores. Our average customer rents about two movies and/or video games every time he or she visits one of our stores. Our stores outside of the United States generally carry fewer movies due to their smaller store sizes.

   Videocassette Sales. We generally offer sell-through movies for sale for about $10 to $20 per videocassette. These typically consist of:

  .  classic movies that we believe have ownership appeal;

  .  childrens' movies; and

  .  new releases that are priced for sell-through.

   We also offer for sale previously viewed videotapes to the public after the end of their useful lives as rental products. These previously viewed videotapes are generally re-wrapped and are sold at low prices.

   DVDs and DVD Players. We currently rent between 200 and 500 different DVD titles in about 3,600 domestic stores and in some markets outside of the United States. The number of DVD titles available for rent varies based on the type and location of store. We also rent DVD players in some of these stores.

   Video Games and Video Game Consoles. We rent video games for use with Sony PlayStation, Nintendo and other video game platforms in the majority of our domestic stores and many of our international stores. In these stores, we also sell previously played video games and rent the video game consoles. In addition, we sell new video games in most of our stores in markets outside of the United States.

   Other Products. For the convenience of our customers, we sell VCR accessories, such as blank videocassettes and videocassette cleaning equipment, and a limited selection of snacks and beverages in all of our stores. Occasionally, we sell licensed products to complement our selection of movies. Also, we sell music compact discs and cassette tapes in some of our stores and on our U.S. Internet site.

Stores and Store Operations

   Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and markets for franchise stores. We seek to locate our company-operated stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We are targeting the remaining markets for the opportunity to develop franchises. Accordingly, we are targeting the 70 largest markets in the United States to develop company-operated stores, and we are targeting the remaining markets for new franchise development.

   Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, psychographics, customer penetration levels and competition. We use our extensive real estate database and customer transaction database to continuously monitor market conditions and select strategic store locations. Our experienced store development team is capable of securing store leases and preparing sites for operation, a process that typically takes about six months. We use our knowledge of market areas and rely upon the familiarity of our brand name to enhance our ability to obtain prime store locations, negotiate favorable lease terms with landlords and enter into multiple store leases.

   Store Development. For the periods presented, the following table summarizes opened stores, acquired stores, closed stores, and sold stores.

                Blockbuster's Worldwide Store Count Information

                                                      Number of Franchised
                            Number of Company-        and/or Joint Venture
                              Operated Stores                Stores                  Total Stores
                         -------------------------  -------------------------  -------------------------
                         Domestic Internat'l Total  Domestic Internat'l Total  Domestic Internat'l Total
                         -------- ---------- -----  -------- ---------- -----  -------- ---------- -----
Stores at 12/31/94......  2,065     1,002    3,067     725       277    1,002   2,790     1,279    4,069
  Opened................    313       142      455      86        56      142     399       198      597
  Acquired..............    195       165      360     --          3        3     195       168      363
  Closed................    (33)     (154)    (187)    (18)      (29)     (47)    (51)     (183)    (234)
  Sold..................     (3)      --        (3)   (150)     (129)    (279)   (153)     (129)    (282)
                          -----     -----    -----    ----      ----    -----   -----     -----    -----
Stores at 12/31/95......  2,537     1,155    3,692     643       178      821   3,180     1,333    4,513
  Opened................    367       211      578      78        92      170     445       303      748
  Acquired..............    200        98      298       2       --         2     202        98      300
  Closed................    (36)      (58)     (94)    (17)      (10)     (27)    (53)      (68)    (121)
  Sold..................     (2)      --        (2)    (71)      (50)    (121)    (73)      (50)    (123)
                          -----     -----    -----    ----      ----    -----   -----     -----    -----
Stores at 12/31/96......  3,066     1,406    4,472     635       210      845   3,701     1,616    5,317
  Opened................    345       163      508      82        94      176     427       257      684
  Acquired..............     57       258      315       7       --         7      64       258      322
  Closed................   (114)      (69)    (183)    (14)      (10)     (24)   (128)      (79)    (207)
  Sold..................     (7)      --        (7)    (19)      (41)     (60)    (26)      (41)     (67)
                          -----     -----    -----    ----      ----    -----   -----     -----    -----
Stores at 12/31/97......  3,347     1,758    5,105     691       253      944   4,038     2,011    6,049
  Opened................    174       165      339      53       141      194     227       306      533
  Acquired..............     46         5       51     --         21       21      46        26       72
  Closed................    (70)     (121)    (191)    (24)      (10)     (34)    (94)     (131)    (225)
  Sold..................    --        (21)     (21)    (22)       (5)     (27)    (22)      (26)     (48)
                          -----     -----    -----    ----      ----    -----   -----     -----    -----
Stores at 12/31/98......  3,497     1,786    5,283     698       400    1,098   4,195     2,186    6,381
  Opened................    505       187      692      90        99      189     595       286      881
  Acquired..............    153        12      165     122        11      133     275        23      298
  Closed................    (63)      (65)    (128)    (10)      (47)     (57)    (73)     (112)    (185)
  Sold..................   (122)      (11)    (133)    (77)      (12)     (89)   (199)      (23)    (222)
                          -----     -----    -----    ----      ----    -----   -----     -----    -----
Stores at 12/31/99......  3,970     1,909    5,879     823       451    1,274   4,793     2,360    7,153
                          =====     =====    =====    ====      ====    =====   =====     =====    =====

   We plan to open most of our new company-operated stores in the 70 largest markets in the United States. Based upon our current store model, we believe that there is the potential for 4,000 additional video stores in the United States.

   Outside the United States, we plan to open most of our new company-operated stores in the seven markets in which we already have a significant presence. In addition, we plan to add franchised and joint venture stores in other international markets.

   Store Format. In the past, we have sought to locate stores in sites that were convenient and visible to the public. We intend to continue to conveniently locate our stores by incorporating an "appropriate" store format using our extensive customer transaction database and real estate database to maximize revenues without significantly decreasing the revenues of our nearby stores. To do so, we have designed three store formats:

  . New Traditional Stores. These stores are about 4,800 square feet and have been or will be constructed in markets in which store-to-population ratios are low and in which we believe market conditions are optimal.

  . Seam Stores. These stores are about 2,500-3,500 square feet and have been or will be constructed in order to compete:

    -- in markets that are located in between our traditional stores without significantly decreasing the market shares of those traditional stores; and

    -- in rural areas.

   Notwithstanding the difference in size from a new traditional store, seam stores carry on average about the same number of different newly released titles as a new traditional store.

  . Store-in-stores. These stores are about 1,000-1,400 square feet and have been or will be constructed within a department store, supermarket or other store. The purpose of this format is to further expand our presence and meet demand in mature markets in which we already have a strong presence.

   We also periodically examine whether the formats of our existing stores are optimal for their location and may downsize or relocate existing stores as opportunities arise.

   Store Layout. We design our stores to provide a recognizable distinctive format offering an extensive selection of products in an attractive design aimed at capturing the magic of the movies. We believe that our trademark blue and yellow colors, which dominate most of our stores, make them easily recognizable to video rental customers. The internal layout of our stores allows our customers to easily distinguish new video releases, BLOCKBUSTER FAVORITES, DVDs, video games and other products. Each domestic store typically contains a perimeter wall, an internal area and a check-out area.

   Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours generally from 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores vary widely depending on the franchise. Typically, each U.S. store employs 15 people, including two assistant store managers and one store manager. A large part of the in-store experience depends upon the knowledge of the staff. We carry out periodic customer service audits at all of our stores to understand, satisfy and exceed our customers' expectations. In addition, as store traffic and same store revenues have increased, we have been able to achieve significant labor savings through higher productivity. We have achieved additional labor savings because our distribution center efficiently packages videocassettes, a task that was previously done manually. International store operations vary by country.

   Store Locations. At December 31, 1999, in the United States and its territories, we operated 3,970 stores and our franchisees operated 823 stores. The following map sets forth the number of domestic stores we operated, including stores operated by our franchisees, as of December 31, 1999:

[Map of U.S.A. and its territories showing our total number of stores (company-operated and franchised stores) in each state and territory as follows:]
                                                                  TOTAL
             STATE OF TERRITORY(1)                              STORES(2)
----------------------------------------------                 -----------
ALABAMA....................................................        53
ALASKA.....................................................        13
ARIZONA....................................................        90
ARKANSAS...................................................        18
CALIFORNIA.................................................       579
COLORADO...................................................       112
CONNECTICUT................................................        56
DELAWARE...................................................        10
DISTRICT OF COLUMBIA.......................................         7
FLORIDA....................................................       354
GEORGIA....................................................       187
HAWAII.....................................................        20
IDAHO......................................................         9
ILLINOIS...................................................       227
INDIANA....................................................        75
IOWA.......................................................        27
KANSAS.....................................................        52
KENTUCKY...................................................        47
LOUISIANA..................................................        71
MAINE......................................................         5
MARYLAND...................................................       123
MASSACHUSETTS..............................................       108
MICHIGAN...................................................       162
MINNESOTA..................................................        49
MISSISSIPPI................................................        32
MISSOURI...................................................        93
MONTANA....................................................         7
NEBRASKA...................................................        30
NEW HAMPSHIRE..............................................        19
NEW JERSEY.................................................       104
NEW MEXICO.................................................        25
NEW YORK...................................................       275
NEVADA.....................................................        47
NORTH CAROLINA.............................................       113
NORTH DAKOTA...............................................         6
OHIO.......................................................       169
OKLAHOMA...................................................        63
OREGON.....................................................        81
PENNSYLVANIA...............................................       161
PUERTO RICO................................................        41
RHODE ISLAND...............................................        25
SOUTH CAROLINA.............................................        68
SOUTH DAKOTA...............................................         5
TENNESSEE..................................................        73
TEXAS......................................................       515
UTAH.......................................................        46
VERMONT....................................................         5
VIRGINIA...................................................       121
VIRGIN ISLANDS.............................................         2
WASHINGTON.................................................       115
WEST VIRGINIA..............................................        13
WISCONSIN..................................................        78
WYOMING....................................................         5
GUAM.......................................................         2
DOMESTIC STORE TOTAL                                            4,793

   At December 31, 1999, outside of the United States, we operated 1,909 stores, and our franchisees and joint ventures in which we own a minority interest operated 451 stores. The following table sets forth, by country, the number of stores we operated and stores our franchisees operated as of December 31, 1999.

                                                      Number of
                                    Number of     Franchised and/or
                                 Company-Operated   Joint Venture
COUNTRY (1)                           Stores           Stores       Total(1)(2)
-----------                      ---------------- ----------------- -----------
Great Britain..................         666              --              666
Canada.........................         349              --              349
Australia......................         133               84             217
Ireland (Republic) and Northern
 Ireland.......................         216              --              216
Mexico.........................         168                6             174
Italy..........................         --               158             158
Spain..........................         103                5             108
Taiwan.........................          81                3              84
Brazil.........................         --                73              73
Argentina......................          64              --               64
Chile..........................          59              --               59
Denmark........................          49              --               49
China (Hong Kong)..............          19              --               19
Thailand.......................         --                18              18
New Zealand....................         --                17              17
Portugal.......................         --                16              16
Colombia.......................         --                14              14
Venezuela......................         --                12              12
Israel.........................         --                12              12
Peru...........................         --                 9               9
Panama.........................         --                 8               8
Ecuador........................         --                 6               6
El Salvador....................         --                 6               6
Poland.........................         --                 3               3
Uruguay........................           2              --                2
The Philippines................         --                 1               1
                                      -----              ---           -----
International Store Total......       1,909              451           2,360
                                      =====              ===           =====

--------
(1) This does not include stores leased or owned but not operating.
(2) In addition to the stores listed in the chart, as of December 31, 1999, there were 57 video vending machines being tested in Spain, Canada, Great Britain and Italy.

Advertising and Marketing

   Worldwide, in the year ended December 31, 1999, we incurred about $233.8 million in advertising expenses, which includes about $185.9 million in the United States and about $47.9 million internationally. In addition, some of our business partners, including the studios, allow us to direct a significant amount of their advertising expenditures. Furthermore, the studios also incur additional expenditures to promote their newly released movies.

   National and Local Advertising Campaign. In 1998, we launched a national advertising campaign in order to support our business model. We are the only home video chain that actively maintains a national advertising campaign. This campaign consists of network and local television, local advertising and local radio. We use our customer transaction database to target our direct mailings at different customer groups. We expect to incur about $186.0 million in net domestic advertising expenses in 2000, an increase of about 0.1%.

   During 2000 we plan to spend less on promotional, local store and presence advertising and more on:

  .  Product focused advertising;

  .  Direct marketing vehicles such as BLOCKBUSTER REWARDS;

  .  Marketing our database to other businesses; and

  .  Advertisement of our new technologies segment.

   The design of our national and local advertising campaign is based upon our proprietary research. This is done on a national basis, and we also focus our efforts on a local basis in order to adjust to each local environment. We obtain information from our customer transaction database, our real estate database and outside research agencies. We have concentrated on the following factors to formulate and adjust our advertising:

  .  our market share;

  . our level of store development and brand awareness relative to our competitors within the relevant market;

  .  local demographics; and

  .  other local competitive issues.

   Our advertising campaign focuses on the two areas discussed below.

  . Out-of-Store Advertising. We advertise on television, transit and other like media. We also use our research to customize our direct mailings to address overall demographic trends and individual customer transaction history.

  . In-Store Advertising. We use leading edge graphics and visual merchandising in our stores in order to give our customers the feeling that a trip to our stores captures the magic of the movies.

   Innovative Marketing Programs. Because of our large store base and our leading brand awareness throughout the United States and many other markets, we have been able to implement the following programs in the United States and the same or similar programs in many of our international markets.

  . New Release Guarantees. Because of the substantial number of copies of videocassettes that we are able to provide in our stores, we are able to offer a guarantee that some of our selected newly released video titles will be in stock or the customer will receive a coupon that can be redeemed for a free rental of that movie within the following 30 days.

  . National Promotions. In 1999, we executed several one-of-a-kind national promotional events, each several weeks in duration, designed to attract customers and increase the number of times that active customers visit our stores due to the event's novelty and "prize" appeal. To date, these are the only nationally advertised events in our industry. In addition, for the last five years, we have sponsored the internationally televised BLOCKBUSTER ENTERTAINMENT AWARDS, in which over 25 million votes were cast in 58 categories in our stores and on our U.S. website in 1999. On June 16, 1999, the BLOCKBUSTER ENTERTAINMENT AWARDS was televised within the United States to a television audience of over 6 million households and has been televised in over 60 other countries.

  . BLOCKBUSTER REWARDS Program. This premium membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies only from our stores. The program was implemented in February of 1999 and as of December 31, 1999, there were about 5.6 million U.S. customer accounts enrolled in BLOCKBUSTER REWARDS. In general, for a $9.95 fee, our customers can join BLOCKBUSTER REWARDS and earn free movie or video game rentals, exclusive promotional offers and other benefits. Some high-volume renters are automatically enrolled as BLOCKBUSTER REWARDS Gold members, which earns them additional benefits such as additional free movie or video game rentals and the ability to reserve movies by telephone. We have recently implemented versions of this program in Canada and Mexico.

  . BLOCKBUSTER GIFTCARDS. Our national point-of-sale system in the United States allows us a unique opportunity to offer our customers the opportunity to purchase stored value BLOCKBUSTER GIFTCARDS which can be redeemed at any of our stores nationwide. BLOCKBUSTER GIFTCARD is a plastic prepaid card available in amounts ranging from $5 to $50. Some of the cards have attractive designs, such as movie images, and are marketed as "Limited Edition Cards." BLOCKBUSTER GIFTCARDS are also currently available in Great Britain and Canada. BLOCKBUSTER GIFTCARD sales increased 6.0% to $119.6 in 1999 from $112.8 million in 1998, excluding sales by BLOCKBUSTER MUSIC, which was sold in October 1998.

  . Cross-Promotional Marketing Programs. On an ongoing basis, since 1997, we have implemented cross-promotional marketing programs with such other well-known companies as Coca-Cola, Taco Bell, American Airlines, MCI Worldcom, Pizza Hut, General Motors, American Online and Burger King. As a result of our participation in these programs, we benefit from marketing done by our business partners that features our brand.

  . Community Service. We also sponsor and promote leadership events in many of the communities in which we operate. For example, as part of our "Community Service Videos" program, we provide free videocassette rentals in some of our stores on subjects such as breast cancer. We also offer annually our KIDPRINT program in most of our U.S. stores. Under this complimentary program, parents can have a staff member videotape their child's mannerisms, appearance and voice for emergency identification purposes.

New technologies

   We believe that the growth of the Internet and the increasing availability of broadband distribution offers significant opportunities for us to capitalize on emerging home entertainment technologies. In particular, we believe we are well-positioned to leverage our strong brand name, existing infrastructure and extensive expertise in the video/entertainment industry to create the premier online video and entertainment destination.

   In order to capitalize on these opportunities, in November 1999, we re-launched our website, blockbuster.com. The re-launched site has enhanced both the breadth and depth of blockbuster.com's entertainment-related news and information and e-commerce offerings and capabilities. Some of the site's new features include:

  .  increased e-commerce offerings and capabilities;

  .  entertainment news and information;

  .  information about movies;

  .  integrated promotions between our in-store and online businesses; and

  . suggestions of movies based upon a customer's evaluation of selected films.

   In addition, in November 1999, we announced a strategic alliance with America Online. The terms of this alliance provide for a co-branded America Online/Blockbuster website on America Online's Entertainment Channel. America Online and Blockbuster also agreed to extensive cross-marketing and promotional activities and to jointly develop broadband content and delivery. As part of the alliance, America Online, subject to terms and conditions, will acquire about a 2.75% interest in blockbuster.com for $30 million in cash.

   During 2000, we intend to integrate our online capabilities with our store systems, which will allow consumers to search a store's inventory, reserve a title and pre-pay through our site.

   As part of our new technologies segment, we have also established a digital networks group, through which we are exploring emerging forms of electronic entertainment delivery, including, among others, video-on-demand, near video-on-demand, movie downloading, subscription video-on-demand and games-on-demand.

Suppliers

   The following is a description of the suppliers of our domestic company-operated stores and our franchised stores. Our international stores are supplied by a variety of suppliers.

Suppliers of Videocassettes and DVDs

   Company-operated Stores. Our U.S. stores receive a substantial portion of their videocassettes under the revenue-sharing agreements. We have entered into domestic revenue-sharing agreements with, among others, all of the major studios. Under these agreements, we share our U.S. rental revenues with the studios for a limited period of time, generally 26 weeks.

   In addition to this revenue-sharing component, common to each agreement is some provision for disposition of the video products at the conclusion of the rental period. This may involve sale of the product by us as a previously viewed videotape, return of the videotape to the studio, destruction of the videotape, or some combination of these elements.

   Most revenue-sharing agreements also have a minimum payment requirement, all or part of which is associated with either the number of videocassettes we purchase or domestic box office receipts and the then current number of our stores. Such agreements also generally require us to take a minimum number of copies of each qualifying movie released by the supplier.

   This revenue-sharing concept is relatively new to us and our industry, and we believe the terms of these agreements are critical to our competitive position. While the terms of our revenue-sharing agreements vary from studio to studio, we believe, based on various assumptions, that the overall economic revenue-sharing model is designed to achieve gross margins of about 60% on the rental product we obtain under these agreements. We cannot assure you, however, that we can achieve such gross margins under our revenue-sharing agreements. None of these agreements are exclusive to us and the studios are free to enter into similar or better agreements with our competitors.

   The agreements with the studios expire by their terms at various times over the next three and one-half years beginning in the fourth quarter of the year 2000. We have already renewed one of the agreements with a studio and are currently engaged in negotiations with other studios to extend their respective agreements with us.

   For most of our revenue-sharing videocassettes, the major studios send the master videocassettes to a duplicator for copying and then they are shipped to our distribution center. In addition, we purchase sell-through movies, direct-to-video movies and movies sold at traditional wholesale prices, as well as DVDs, from major studios, independent studios and independent suppliers, generally pursuant to negotiated agreements.

   Franchised Stores. We require each franchisee to comply with guidelines that set forth the minimum amount and selection of movies to be kept in its store's inventory. Franchisees typically obtain videocassettes and DVDs from their own suppliers. However, if we have purchased the exclusive distribution rights to a movie or if a franchise participates with us under the revenue-sharing agreements, the franchisee may obtain that movie from us. We have made our revenue-sharing arrangements with the studios available to our U.S. franchisees, which will provide them with an option to increase their quantity and selection of movies.

Other Suppliers

   Suppliers of Video Games. For our company-operated stores, we purchase video game software primarily from six suppliers: Sony, Nintendo, Midway, Acclaim, Electronic Arts and Sega. These suppliers deliver the video game software and video game accessories to our distribution center. We then distribute the video game software and video game accessories to our stores. Franchisees are responsible for obtaining video game software and video game accessories from their own suppliers.

   Suppliers of VCRs, DVD Players and Video Game Consoles. In our company-operated stores, we purchase our VCRs primarily from Ingram Entertainment Incorporated, DVD players primarily from Phillips Electronics and video game consoles primarily from Phillips Sales and Nintendo. Franchisees are responsible for obtaining VCRs, DVD players and video game consoles from their own suppliers.

   Suppliers of Food and Beverages and Accessories. Other than our specially branded microwave popcorn and accessories, which are distributed by our U.S. distribution center, suppliers distribute all of our snacks and beverages directly to our company-operated stores. Franchisees are responsible for obtaining snacks and beverages and accessories, other than our specially branded popcorn and accessories, from their own suppliers.

Distribution and Inventory Management

   In the first quarter of 1998, we began operation of our new, state-of-the-art distribution center in McKinney, Texas, which is near our corporate headquarters. Our 850,000 square foot distribution center is a highly automated, centralized facility that we use to restock products, repackage videocassettes and process returns, as well as to provide some office space. It supports all of our company-operated stores in the United States. As of December 31, 1999, we employed about 940 employees at our distribution center. Our distribution center operates six days a week, 24 hours a day.

   Distribution. At our distribution center, we receive substantially all of our videocassettes and video games. We repackage the newly released videocassettes to make them suitable for rent at our stores, a process which had previously been done manually by our store employees before we built our distribution center. In addition, we repackage previously viewed tapes to make them available for sale. Currently, our Internet sales are distributed by independent distributors.

   We distributed, and our company-operated stores received, about 86.5 million units of our products last year from our distribution center. About 52.3 million of those units were videocassettes repackaged for rental at our stores. The distribution center has allowed us to significantly decrease our distribution costs compared to the costs we previously incurred using third-party distributors. While we currently process a high volume of products due to the successful implementation of our revenue-sharing agreements, we can support a significant increase in sales volume without significant additional investment. As we add more volume to our distribution center, we will be able to further take advantage of our cost efficiencies. The February 1999 issue of Modern Materials Handling, a leading trade publication, has recognized our distribution center for its "distribution excellence."

   We use a network of third-party warehouses for delivery to our U.S. stores. We ship our products to these warehouses, located strategically throughout the United States, which in turn deliver them to our stores. Franchisees generally obtain their products directly from suppliers, except for accessories, supplies and movies to which we have exclusive distribution rights, which domestic franchisees receive from our distribution center. Distribution of our products to our stores in markets outside the United States is coordinated through our international offices.

   Inventory Management. Because we have a centralized distribution center, we are able to keep strict control over the amount and flow of our products at any given time. We scan all products as they enter, flow through and exit our distribution center.

   Once our products reach our stores, we focus on strict inventory control. Our sophisticated inventory management system is integrated with our point-of-sale system, which allows us to manage our inventory on a store-by-store basis. We allocate our products to our stores based on the transaction history of each store, and we monitor our stores' in-stock positions. We also typically take a physical inventory at each store on a monthly basis.

Management Information Systems

   We believe that the accurate and efficient management of purchasing, inventory and sales records is important to our future success. We maintain information, updated daily, regarding revenues, current and historical sales and rental activity, demographics of store customers and videocassette rental patterns. This information can be organized by store, region, state, country or for all operations.

   We maintain a satellite-based national point-of-sale system in the United States, which is linked with a datacenter located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each store using scanned bar code information. All rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the datacenter and the customer transaction database by satellite.

   All of our company-operated stores, except in Hong Kong, the Republic of Ireland and Northern Ireland, and most of our franchisees use our point-of-sale system upon opening or conversion into a company-operated store. Within the next two years, we currently plan to update the computers and the software that run the point-of-sale system in order to decrease the overhead costs of each store and speed up the checkout process. We currently have a direct link via satellite with most of our domestic company-operated stores and substantially all our Canadian stores. In addition, about 25% of our domestic franchised stores are currently linked via satellite.

Franchise Operations

   At December 31, 1999, our franchisees operated 823 stores in the United States and our franchisees and minority-operated joint ventures operated 451 stores internationally. Our franchisees generally are responsible for obtaining their own supplies and coordinating their own distribution system. However, as a result of making revenue-sharing agreements available to our U.S. franchises in the fourth quarter of 1999, we expect some of our U.S. franchisees to participate in our revenue-sharing agreements. As of December 31, 1999, 23 franchisees were participating in the revenue-sharing agreements made available to them. Accordingly, U.S. franchisees would rely upon our distribution center to receive some portion of their videocassettes. Using our distribution center would allow our franchisees to share in the cost savings that our distribution center provides to us.

   Under our current U.S. franchising program, we enter into a development agreement and a franchise agreement with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at an approved location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee in advance for each store to be developed during the term of the development agreement. The typical franchise agreement is a long-term agreement that governs the operations of the store. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for maintenance of the proprietary software. In addition, we provide optional product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. Each franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We employ people to inspect our franchised stores and to advise our operators.

   We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises or that any new franchisees will be able to obtain desirable locations and acceptable leases.

International Operations

   We are the leading international retailer of rentable home movies and video games. As of December 31, 1999, we had 2,360 stores operating under the BLOCKBUSTER brand and other brand names located throughout 26 markets outside of the United States. Of these stores, 451 were operated through our franchisees and/or joint ventures in which we own a minority interest.

   We have focused on seven priority markets outside of the United States. Based on the number of stores, our largest market is Great Britain. We began operations in Great Britain in 1989 and, through acquisitions, have grown to 666 locations, excluding video vending machines, as of December 31, 1999. We began operations in Canada, our second largest market, in 1990 and have grown to 349 stores, as of December 31, 1999. In Australia, our third largest market, we began operations in 1993 and have grown to 217 company-operated and franchisee stores as of December 31, 1999. In the Republic of Ireland and Northern Ireland, we acquired Xtra-vision PLC in 1997 and continue to operate under the XTRA-VISION brand due to its strong local brand awareness. As of December 31, 1999, we had 216 stores in the Republic of Ireland and Northern Ireland. In addition, we began operations in Mexico in 1991 and Spain and Argentina in 1995.

   We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things:

  .  store development and operations;

  .  marketing; and

  .  the purchasing, supplying and distribution of each store's products.

   The international home video and video game industry varies from country to country due to, among other things:

  .  political and economic systems and risks; and

  . legal standards and regulations, such as those relating to foreign ownership rights, unauthorized copying, intellectual property rights, labor and employment matters, trade regulation and business practices, franchising and taxation.

   Thus, because of all of these variables, we cannot assure you that we can operate profitably in these international markets.

Competition

   We operate in a highly competitive environment. We believe our most significant competition comes from (a) non-videocassette providers of home viewing entertainment and (b) video stores and other retailers that rent or sell movies.

   Competition with Non-videocassette Providers of Home Viewing
Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television. We believe that our most significant competitive risk in this area comes from direct broadcast satellite and digital cable television. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of videocassettes and DVDs to be rented if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. See

"Cautionary Statements--The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products." Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie.

   Competition with Video Stores and Other Retailers that Rent or Sell Movies. These retailers include, among others:

  .  local, regional and national video stores;

  .  mass merchant retailers;

  .  supermarkets, pharmacies and convenience stores; and

  .  Internet sites.

   We believe that the principal factors we face in competing with video stores are:

  .  convenience and visibility of store locations;

  .  quality, quantity and variety of titles;

  .  pricing; and

  .  customer service.

   We believe we currently compete with other on-line retailers primarily with respect to "sell through" titles.

   Other Competition. In some markets, we also compete against the illegal duplication and sales of movies and video games. In addition to all of the modes of competition discussed above, we compete for the general public's entertainment dollar and leisure time activities with, among others, movie theaters, Internet-related activities, live theater and sporting events.

   We cannot assure you that competing pressures we face will not have a material adverse effect on our company.

Regulation

 Domestic Regulation

   We are subject to various federal, state and local laws that govern the access and use of our video stores by disabled people and the disclosure and retention of video rental records. We also must comply with various regulations affecting our business, including state and local advertising, consumer protection, credit protection, licensing, zoning, land use, construction, environmental and minimum wage and other labor and employment regulations.

   We are also subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (1) the offer and sale of franchises and (2) franchise relationships. If we want to offer and sell a franchise, we are required by the rule mentioned above to furnish each prospective franchisee a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that we, as a franchisor, comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. Although we cannot make any assurances, we intend to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulates the offer and sale of franchises, we will be unable to offer and sell franchises in such state.

   We are required to update our franchise offering circular annually, as well as to amend it during the course of the year, to reflect material changes regarding our franchise offering and to comply with changes in disclosure requirements. The occurrence of any such material changes may, from time to time, require us to stop offering and selling franchises until our franchise offering circular is updated and amended. We cannot assure you that our franchising program will not be adversely affected because compliance with applicable law necessitates that we cease offering and selling franchises in some states until our franchise offering circular is revised, updated and approved by the applicable authorities, or because of our failure or inability to comply with existing or future franchise sales and disclosure laws.


   We are also subject to a number of state laws and regulations that regulate some substantive aspects of the franchisor-franchisee relationship, including:

  . those governing the termination or non-renewal of a franchise agreement, such as requirements that:

   (a)  "good cause" exist as a basis for such termination; and

   (b) a franchisee be given advance notice of, and a right to cure, a default prior to termination;

  . requirements that the franchisor deal with its franchisees in good faith;

  . prohibitions against interference with the right of free association among franchisees; and

  . those regulating discrimination among franchisees in charges, royalties or fees.

   Compliance with federal and state franchise laws is costly and time-consuming, and we cannot assure you that we will not encounter difficulties or delays in this area or that we will not require significant capital for franchising activities.

 International Regulation

   We are subject to various international laws that govern the disclosure and retention of video rental records. For example, the laws pertaining to the use of the customer database in some markets outside of the United States are more restrictive than the relevant laws in the United States.

   We must comply with various regulations affecting our business, including advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, environmental, labor and employment regulations.

   Similar to the United States, some foreign countries have franchise registration and disclosure laws affecting the offer and sale of franchises within their borders and to their citizens. They are not often as extensive and onerous as laws and regulations applicable in the United States. However, as in the United States, failure to comply with such laws could limit or preclude our ability to expand through franchising in those countries.

Employees

   As of December 31, 1999, we employed about 89,700 persons, including about 70,800 persons employed within the United States and about 18,900 persons employed outside of the United States. Within the United States, about 68,000 were employed in domestic company-operated stores and about 2,800 were employed in various other operations, including our corporate, administrative and distribution functions. Of the total number of U.S. employees, about 18,500 were full-time and about 52,300 were part-time. We believe that our employee relations are good.

Executive Officers of the Registrant

   The following information regarding our executive officers is as of March 15, 2000.

 Name                Age                        Position
 ----                ---                        --------
 John F. Antioco....  50 Chairman of the Board of Directors, President and
                         Chief Executive Officer
 Mark T. Gilman.....  36 Executive Vice President and Chief Worldwide
                         Development Officer, Store Operations
 James Notarnicola..  48 Executive Vice President and Chief Marketing Officer
 Alva J. Phillips...  55 Executive Vice President and Chief Information Officer
 Michael K. Roemer..  51 Executive Vice President and Chief Operations Officer,
                         USA Store Operations
 Edward B. Stead....  53 Executive Vice President, General Counsel and
                         Secretary
 Nigel Travis.......  50 Executive Vice President and President, Worldwide
                         Store Operations
 Dean M. Wilson.....  42 Executive Vice President and Chief Merchandising
                         Officer, Worldwide Store Operations
 Larry J. Zine......  45 Executive Vice President and Chief Financial Officer

   John F. Antioco has served as our chairman of the board of directors, president and chief executive officer since 1997. From 1996 until 1997, Mr. Antioco served as president and chief executive officer for Taco Bell Corporation. Mr. Antioco served as chairman of the board of directors of The Circle K Corporation, an operator of convenience stores, from 1995 until 1996, and as its president and chief executive officer from 1993 until 1996. Mr. Antioco joined Circle K as chief operating officer in 1991. Mr. Antioco serves as chairman of the board of directors of Main Street & Main Incorporated and as a director for CSK Auto Corporation.

   Mark T. Gilman has served as our executive vice president and chief worldwide development officer, store operations, since December 1999 and served as our executive vice president and chief development and franchising officer from July 1999 until December 1999. Mr. Gilman served as our executive vice president of real estate-franchising and new business development from 1997 until 1999, and served as our senior vice president, strategic systems, from 1996 until 1997. Prior to joining us, during 1996, Mr. Gilman served as senior vice president, development, for Hollywood Entertainment Corporation, a national retail video chain, where he was responsible for domestic development and construction. From 1994 until 1996, Mr. Gilman served as director of operations development for Wal-Mart Corporation, where he was responsible for developing real estate and merchandising systems.

   James Notarnicola has served as our executive vice president and chief marketing officer since June 1998 and served as our executive vice president of marketing and administration from 1997 until 1998. From 1978 until 1997, Mr. Notarnicola served in many capacities at 7-Eleven Inc., which was formerly known as The Southland Corporation, including vice president of marketing from 1995 until 1997 and general manager of advertising and promotion from 1990 until 1995.

   Alva J. Phillips has served as our executive vice president and chief information officer since 1997 and served as our senior vice president of information services from 1995 until 1997. From 1993 until 1995, Mr. Phillips was employed by Integrated Systems Solutions Corporation, a wholly owned subsidiary of International Business Machines Corporation, where he served as project manager for the Eckerd Corporation account and oversaw, among other matters, the development and implementation of a satellite-based store communications system. From 1988 until 1993, Mr. Phillips served as senior vice president of management information services for Rite Aid, where he was responsible for developing in-store pharmacy, merchandising and distribution systems.

   Michael K. Roemer has served as our executive vice president and chief operations officer, USA store operations, since December 1999 and served as our executive vice president, domestic video operations, from 1998 until December 1999. From 1997 until 1998, Mr. Roemer served as our senior vice president, domestic video operations. From 1995 until 1997, Mr. Roemer served as an independent consultant for such major companies as Frito Lay, where he assisted with new product development, distribution and business process planning. Prior to consulting, Mr. Roemer worked at 7-Eleven Inc. from 1966 to 1995. From 1993 until 1995, in his capacity as senior vice president of merchandising for 7-Eleven, Mr. Roemer oversaw merchandising operations of 7-Eleven stores in the United States and Canada.

   Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our secretary since 1999. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including vice president and general counsel from 1989 until 1995, vice president, general counsel and secretary from 1993 until 1995, and senior vice president, general counsel and secretary from 1995 to 1996. Prior to joining Apple, Mr. Stead served as senior vice president, general counsel and secretary of Cullinet Software, Inc. Mr. Stead is currently a member of the legal advisory board of the New York Stock Exchange. Mr. Stead also served as a member of the legal advisory board of the National Association of Securities Dealers from 1993 until 1997 and has been a member of the American Law Institute since 1996.

   Nigel Travis has served as our executive vice president and president, worldwide store operations, since December 1999 and served as our executive vice president and president, worldwide retail operations, from 1998 until December 1999. Mr. Travis served as our president, international operations, from 1997 until 1998. From 1994 until 1997, Mr. Travis served in various other capacities for us, including senior vice president, Europe. Prior to joining us, Mr. Travis served as senior vice president and managing director, Europe, the Middle East and Africa, for Burger King Corporation. Mr. Travis, a British national, serves as senior non-executive director of Limelight PLC in the United Kingdom. Mr. Travis was elected as a director of the Video Software Dealers Association in July 1999.

   Dean M. Wilson has served as our executive vice president and chief merchandising officer, worldwide store operations, since December 1999 and served as our executive vice president, merchandising, from 1998 until December 1999. From 1995 until 1998, Mr. Wilson held a number of positions with us, including senior vice president-general merchandise manager, vice president-retail and director of product international. Mr. Wilson's experience in the video industry spans over 16 years, with positions in the retail, distribution and studio aspects of the business. Prior to joining us, from 1990 until 1995, Mr. Wilson was employed by Trans World Entertainment, a music and video retailer, where he served as divisional merchandise manager of video. Mr. Wilson began his retail career in the executive training programs with May Company and Dayton Hudson.

   Larry J. Zine has served as our executive vice president and chief financial officer since 1999. From 1996 until 1999, Mr. Zine served as chief financial officer for Petro Stopping Centers, L.P., where he was responsible for all operations. During 1999, Mr. Zine also served as president of Petro. From 1981 until 1996, Mr. Zine worked for The Circle K Corporation, an operator of convenience stores, and was named executive vice president and chief financial officer in 1988.

Item 2. Properties

   Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 219,239 square feet of space leased pursuant to an agreement that expires on June 30, 2007. The distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina.

   We have several main offices that manage our international operations. We have offices in: Uxbridge, England; Toronto, Ontario; Melbourne, Australia; and Taipei, Taiwan. In addition, for most countries in which we have company-operated stores, we maintain an office to coordinate our operations within that country.

   We lease substantially all of our existing store sites, including buildings and improvements. These leases generally have a term of five to ten years and provide options to renew for between ten and fifteen additional years. We expect that most future stores will also occupy leased properties.

Item 3. Legal Proceedings

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserts, among other things, that by entering into and operating under its revenue-sharing agreements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. The plaintiff is seeking triple the amount of his alleged actual damages and triple the amount of alleged actual damages of those similarly situated, all under the Texas Free Enterprise and Antitrust Act. The dollar amount that the plaintiff is alleging as the actual damages to himself and those similarly situated is not set forth in his complaint. Blockbuster believes that the plaintiff's position is completely without merit, and Blockbuster intends to vigorously defend itself in the litigation.

   In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. These plaintiffs are seeking triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. If Viacom is required to pay any damage award as a result of this litigation, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement.

   Blockbuster is subject to various other legal proceedings in the course of conducting its business, including its business as a franchisor. However, Blockbuster believes that these proceedings are not likely to result in judgments that will have a material adverse effect on its business.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

   The shares of Blockbuster class A common stock are listed and traded on the NYSE under the symbol "BBI." Our class A common stock began trading on August 11, 1999 following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our class A common stock as reported on the NYSE composite tape and the cash dividends per share of our class A common stock:

                                                                       Cash
                                                 High        Low     Dividends
                                              ---------- ----------- ---------
Fiscal Year Ended December 31, 1999
  Quarter Ended September 30, 1999 (from
   August 11, 1999)..........................   $16 7/8    $12 7/16   $ --
  Quarter Ended December 31, 1999............   $17 1/8    $11 3/8     0.02(1)
--------
(1) On October 20, 1999 our board of directors declared a cash dividend of $0.02 per share of our class A and class B common stock, payable November 22, 1999, to our stockholders of record at the close of business on November 1, 1999. The total dividend payment was about $3.5 million, of which Viacom International Inc. was paid about $2.9 million.

   We have paid and currently intend to pay a quarterly dividend of $0.02 per share on our common stock. Our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common stock on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Furthermore, our credit agreement limits our ability to pay dividends to $90 million, $115 million, $130 million, $145 million and $160 million in the first five years beginning in August 1999.

   The number of holders of record of shares of our class A common stock as of March 15, 2000 was 169. Viacom currently owns all of the outstanding shares of our class B common stock and more than 82% of the equity value of Blockbuster. The shares of our class B common stock are not listed nor traded on any stock exchange or other market.

Item 6. Selected Financial Data

   The following table sets forth Blockbuster's selected consolidated historical financial and operating data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 1996 through 1999 are derived from Blockbuster's audited consolidated financial statements. The selected statement of operations data for the year ended December 31, 1995 and selected balance sheet data as of December 31, 1995 are derived from Blockbuster's unaudited consolidated financial statements prepared by Blockbuster, which in Blockbuster's opinion, include all normal, recurring adjustments necessary for a fair presentation of the financial position at such dates and the results of operations for such respective periods. The financial information herein may not necessarily reflect Blockbuster's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone entity during the periods presented.

                  BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL
                          FINANCIAL AND OPERATING DATA

   The following data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                     Year Ended or At December 31,
                              ------------------------------------------------
                                1995   1996(1)   1997(2)    1998(3)     1999
                              -------- --------  --------   --------  --------
                               (In millions, except per share amounts and
                                            worldwide data)
Statement of Operations
 Data:
Revenues....................  $2,403.3 $2,942.1  $3,313.6   $3,893.4  $4,463.5
Operating income (loss).....     430.2    267.6    (214.6)    (359.2)    121.7
Net income (loss)...........  $  142.9 $   77.8  $ (318.2)  $ (336.6) $  (69.2)
Net income (loss) per share-
 basic and diluted (4)......  $   0.99 $   0.54  $  (2.21)  $  (2.34) $  (0.44)
Dividends per share.........  $    --  $    --   $    --    $    --   $   0.02
Weighted average shares
 outstanding-basic and
 diluted (4)................     144.0    144.0     144.0      144.0     156.1

Balance Sheet Data:
Cash and cash equivalent....  $  100.3 $   58.6  $  129.6   $   99.0  $  119.6
Total assets................   8,570.9  8,794.6   8,731.0    8,274.8   8,540.8
Long-term debt, including
 capital leases, less
 current portion (5)........     168.3    249.0     331.3    1,715.2   1,138.4
Stockholders' equity (5)....   7,737.2  7,784.4   7,617.6    5,637.9   6,125.0

Worldwide Store Data:
Company-operated stores at
 end of year................     3,692    4,472     5,105      5,283     5,879
Franchised and joint venture
 stores at end of year......       821      845       944      1,098     1,274
Total stores at end of
 year.......................     4,513    5,317     6,049      6,381     7,153
Same store revenue increase
 (decrease) (6).............                5.1%     (1.8)%     13.3%      8.3%

--------
(1) During 1996 we recognized a restructuring charge of $50.2 million primarily relating to our corporate relocation and elimination of third party distributors.
(2) During 1997 we recognized charges totaling $250 million primarily related to inventory write-downs, closure of under-performing stores, write-offs attributable to international joint ventures and additional expenses incurred in connection with our corporate relocation.
(3) During 1998 we changed our method of amortizing our videocassette and video game rental inventory. This newly adopted method represents a more accelerated method of amortization. The adoption of this new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash charge of $424.3 million recognized as cost of sales.
(4) As described in note 1 to our consolidated financial statements, we were recapitalized to provide for class A common stock and class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of the class B common stock has been retroactively reflected for the purposes of presenting historical net income (loss) per share for periods prior to the initial public offering. Pro forma weighted average shares outstanding reflect all shares of class B common stock issued and outstanding which are owned by Viacom and the class A common stock issued in our initial public offering, as if these shares had been outstanding since the beginning of each respective period.
(5) This reflects the December 31, 1998 declaration of a $1.4 billion dividend payable to Viacom International Inc. in the form of an interest-bearing promissory note.
(6) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores as defined above at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

                             CAUTIONARY STATEMENTS

   This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They include words such as " anticipate," "will," "expect," "estimate," " believe," "intend," "plan," "could," "may," "future" and similar expressions and variations thereof. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us and our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

   A variety of factors, including those set forth below, could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. There may be additional risks that we do not currently view as material or that are not presently known.

 New Technologies May Reduce Public Demand for Our Products

   New digital technologies, such as near-video-on-demand and video-on-demand, and other new technologies, could have a material adverse effect on us. This is especially true if:

  . newly released movies are made widely available by the studios to these technologies at the same time or before they are made available to video stores for rental; and

  .  these technologies are widely accepted by consumers.

   The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Recent advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. If this were to occur, it could have a material adverse effect on us. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers' homes. Recently developed technology has presented cable providers with the opportunity to use digital technology to transmit many additional channels of programs over cable lines to subscribers' homes.

   In addition, because of this increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by:

  . substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and

  . providing more frequent and convenient start times for the most popular movies.

   This is referred to within our industry and by others as near-video-on-demand. If near-video- on-demand were to become more widely available and accepted, pay-per-view purchases could significantly increase. Near-video-on-demand allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur an extended viewing fee. However, newly released movies are currently made available by the studios for rental prior to being made available on a near-video-on-demand basis. Near-video-on-demand also does not allow the consumer to start, stop and rewind the movie. Increases in the size of this pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios perceive this to be a better way to maximize their revenue.

   We may eventually have to compete with the widespread availability of video-on-demand and similar technologies, which may significantly reduce the demand for our products. Some digital cable providers have begun implementing technology that plays movies on demand with interactive capabilities such as start, stop and rewind. This is referred to within our industry and by others as video-on-demand. Video-on-demand is currently available in some markets. However, video-on-demand competes with other uses of cable infrastructure, such as the ability to provide Internet access and basic telephone services, some of which may provide higher returns for operators. Video-on-demand could have a material adverse effect on us if:

  .  video-on-demand could be profitably provided at a reasonable price; and

  . newly released movies were made available at the same time, or before, they were made available to the video stores for rental.

   Another similar technology has recently been developed that allows consumers to automatically record programs to create a customized television line-up for viewing at any time. This technology also enables consumers to pause, rewind, instant replay and playback in slow motion any live television broadcast. We cannot predict the impact that this new technology will have on our business.

Our Industry Would Lose a Significant Competitive Advantage if the Movie Studios Were to Adversely Change Their Current Distribution Practices

   A significant competitive advantage that our industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of our distribution "window." After the initial theatrical release, studios make their movies available to video stores for a specified period of times. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The current length of the window for video rentals varies, typically ranging from 30 to 90 days for domestic video stores and from 120 to 180 days for international video stores. Thereafter, movies are made sequentially available to television distribution channels.

   We could be materially adversely affected if:

  . the video store windows were no longer the first following the theatrical release;

  .  the length of the video store windows were shortened; or

  .  the video store windows were no longer as exclusive as they are now;

because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the video store distribution window to view a newly released movie on these other distribution channels.

   Although we believe that the studios have a significant interest in maintaining a viable home video rental industry, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios.

Our Internet Revenues Could be Adversely Affected if Blockbuster is Unable to Compete Effectively in the E-Commerce Market for its Products

   E-commerce is a new and rapidly evolving market. As a result of the growth of e-commerce, we have increased our product offerings over the Internet. However, the demand for our products on the Internet is new and unproven, and there is uncertainty regarding demand for these products in the future. Several factors could adversely affect our e-commerce business generally, including:

  . obtaining the right, on acceptable terms, from movie studios to electronically distribute a sufficient quantity of movies over the Internet;

  . obtaining the right, on acceptable terms, to electronically deliver these movies over the Internet from cable system operators and other entities who own the broadband distribution systems necessary for the distribution of movies;

  . the technological ability to distribute movies over the Internet on a cost-effective basis;

  . the widespread adoption by consumers of technology which is adequate to receive and display movies in a manner which is acceptable to them;

  . our ability to attract customers to our Internet site and meet their expectations with respect to site content, pricing, service, product selection, navigation and other features; and

  . competition from other companies offering to rent or sell videocassettes or electronically deliver movies over the Internet.

Because Margins on Sell-through Products Are Lower Than Rental Margins, We Could Be Materially Adversely Affected if a Greater Proportion of Newly Released Movies Were Initially Priced as a Sell-through Product in the United States and Consumers Desired to Own These Movies

   Sell-through retail margins are generally lower than rental margins. Some of our competitors, such as mass merchandisers, warehouse clubs and Internet sites, can distribute and sell these sell-through movies at lower costs and/or may operate at lower margins than can we. As a result, our sell-through business, which is described below, in the United States represented only 5% of our domestic revenues for 1999. We believe our profitability would be adversely affected if we did not derive most of our revenues from the higher margin rental business. Although we believe that industry economics will dictate that most new releases on videocassettes will continue to be initially priced for rental, we could be materially adversely affected if:

  . a greater proportion of either release format were initially priced as sell-through merchandise in the United States; and

  .  consumers desired to own, and not rent, these movies.

   In general, studios initially price their movies at prices that are too high to generate significant consumer demand for purchase. Recently, however, the studios have released a limited number of movies at prices intended to generate consumer demand to purchase these movies rather than rent them. This is referred to as sell-through pricing. Movies priced for sell-through are not subject to our revenue-sharing agreements. However, if enough consumers desired to rent rather than own these sell-through priced movies, the adverse effect of sell-through may be offset, in part or in full, by the improved margins we would obtain from renting sell-through movies because these movies have low initial wholesale prices and are not generally subject to revenue-sharing.

Significant Benefits Would Be Lost and We Would Be Materially Adversely Affected if Our Revenue-Sharing Agreements Were Materially Adversely Changed or Discontinued

   If our revenue-sharing agreements are materially adversely changed or discontinued, significant benefits, as described in "Item 1. Business--Industry Overview--Domestic Home Video Industry" would be lost. This in turn would have a material adverse effect on us.

   Historically, we generally paid the major studios or their licensees between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. In 1998, we entered into revenue-sharing agreements with the major studios in the United States. These agreements generally have terms ranging from two to five years. For titles purchased under these agreements, we pay only a minimal fixed cost per videocassette and agree to share our U.S. rental revenue with the studios for a limited period of time. In addition, we agree to take a minimum number of copies of each movie title that is released by a studio in any U.S. movie theater. We also agree to take, in some cases, a minimum number of movies that are not released by a studio in any U.S. movie theater.

If the Average Sales Price for the Previously Viewed Videotapes Obtained Under Revenue-Sharing Is Not at or Above an Expected Price, Our Expected Gross Margins May Be Adversely Affected

   Under our revenue-sharing agreements, we expect to earn revenues in two ways:

  .  revenues resulting from the rental of the videocassettes; and

  . revenues resulting from the sales of the previously viewed videotapes to the public after the end of their useful lives as rental products.

   To achieve our expected gross margins, we need to sell these previously viewed videotapes at or above an expected price. If the average sales price of these previously viewed videotapes is not at or above this expected price, our gross margins under our revenue-sharing agreements may be adversely affected.

   As a result of revenue-sharing, we will need to sell significantly more previously viewed videotapes than in the past. Even though revenue-sharing was not fully implemented during all of 1998, domestically we sold about 17.6 million previously viewed videotapes in 1998, as compared to 1997 when we sold about 7.8 million previously viewed videotapes which represents about a 126% increase. We sold about 29.8 million previously viewed videotapes in 1999, which represents a 69% increase over 1998. We cannot assure you that we will be able to sell, on average, these previously viewed videotapes at or above the expected price since we do not have extensive experience in selling previously viewed videotapes in these quantities.

   Other factors that affect our ability to sell these previously viewed videotapes at expected prices, include:

  .  consumer desire to own the particular movie; and

  . the number of previously viewed videotapes available for sale by others to the public.

   In addition, after the expiration of the video store distribution window, the sales of previously viewed videotapes also compete with newly released videos which are priced for sell-through.

We Have Had Limited Experience with Our New Business Model and Cannot Assure You That We Will Operate Profitably in the Future Under This New Model

   Because we have had limited experience with our new business model, we cannot assure you that we will have net income in future periods. Beginning in the second quarter of 1997, we developed our new business model to refocus on our core rental business. We have experienced significant losses during this period. We had net losses of $318.2 million in 1997, $336.6 million in 1998 and $69.2 million in 1999.

We May Be Unable to Fully Execute our New Store Expansion

   Although we believe that we have personnel and other resources required to implement our store expansion goals, we cannot assure you that we will be able to execute our new store expansion within the expected time frame. If we are unable to execute this expansion, it would be detrimental to our goals of increasing market share, increasing same store revenues and applying the benefits of our size. We intend to proceed with a significant expansion. We expect to add about 100 to 125 company-operated stores in the United States per quarter on average over the course of 2000 and 2001. However, we will be reviewing our expansion plans on a quarter-by-quarter basis and, depending on the market share gains, returns on our investment and other factors, we may reduce the number of stores we plan to open. In addition, over the next two years, we expect to add:

  .  about 400 new franchised stores in the United States;

  . about 150 to 200 new company-operated stores in markets outside the United States; and

  . about 130 new franchise and/or joint venture stores in markets outside the United States.

   In order to meet our store expansion goals within this two-year period, we will be required to invest considerable time in implementing these plans.

We Cannot Assure You as to the Profitability of Newly Added Stores

   In connection with our growth strategy, we may add new company-operated stores in markets, regions or countries where we have limited or no operating history. As a result, we cannot assure you that:

  . these newly added stores will achieve revenue or profitability levels comparable to those of our existing stores; or

  . that these stores will achieve such revenue or profitability levels within the time periods estimated by us.

Newly Opened Stores May Adversely Affect the Profitability of Pre-existing
Stores

   We expect to open smaller company-operated stores in markets where we already have significant operations in order to maximize our market share within these markets. Although we have a customized store development approach, we cannot assure you that these smaller newly opened stores will not adversely affect the revenues and profitability of those pre-existing stores in any given market.

We May Be Liable for Lease Payments Related to BLOCKBUSTER MUSIC Stores

   In October 1998, about 380 BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. If Wherehouse defaults with respect to these leases, related losses could adversely affect our future operating income because we have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale to Wherehouse, we were contingently liable for about $84 million with respect to base rent for the remaining term of these leases if Wherehouse defaults on all of these leases. This amount has not been discounted to present value. Our contingent liability will vary over time depending on the lease terms remaining. We have not recorded any reserves related to this contingent liability in our consolidated financial statements.

We Could Be Materially and Adversely Affected if Our Centralized Domestic Distribution Center Is Shut Down

   Our domestic distribution system is centralized. This means that we ship nearly all of the products to our U.S. company-operated stores, including newly released videos purchased under the revenue-sharing agreements, through our distribution center. If our distribution center is shut down for any reason we could incur significantly higher costs and longer lead times associated with distributing our videocassettes and other products to our stores.

As a Participant in the Home Video Industry, We Are Subject to Governmental Regulation Particular to Our Industry

   Any finding that we have been or are in noncompliance with respect to the laws affecting our business could result in, among other things, governmental penalties or private litigant damages which could have a material adverse effect on us. We are subject to various international, U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international, U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environmental regulations. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

Our Historical Consolidated Financial Information May Not Be Representative of Our Results as a Separate Company

   Since September 1994, our operations have been conducted by various entities owned directly or indirectly by Viacom. Viacom is currently providing financial, administrative and other resources while we make the transition to operate as an independent public company. In addition, the financial information included in this Form 10-K may not necessarily reflect our results of operations, financial position and cash flows in the future or what the results of operations, financial position or cash flows would have been had we been a separate, stand-alone entity during the periods presented. The historical results of operations included in this Form 10-K do not reflect many significant changes that have occurred in our capital structure, funding and operations as a result of our separation from Viacom and our initial public offering. For additional information, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Will Be Controlled by Viacom As Long as It Owns a Majority of the Combined Voting Power of Our Two Classes of Common Stock, and Our Other Stockholders Will Be Unable to Affect the Outcome of Stockholder Voting During This Time

   We are currently controlled by Viacom. We have two classes of common stock:

  .  class A common stock, which entitles the holder to one vote per share;
     and

  .  class B common stock, which entitles the holder to five votes per share,

on all matters submitted to our stockholders. Viacom owns in excess of a majority of the combined voting power of our outstanding common stock. As a result, Viacom is able to determine the outcome of all corporate actions requiring stockholder approval. Because Viacom has the ability to control us, it has the power to act without taking the best interests of our company into consideration. For example, Viacom can control decisions with respect to:

  . the direction and policies of our company, including the election and removal of directors;

  .  mergers or other business combinations involving us;

  .  the acquisition or disposition of assets by us;

  .  future issuances of our common stock or other securities;

  .  the incurrence of debt by us;

  .  the payment of dividends, if any, on our common stock; and

  .  amendments to our certificate of incorporation and bylaws.

   Any of these provisions could be used by Viacom for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse affect on the price of our class A common stock.

   Viacom has no obligation to complete the split-off. On December 14, 1999, we filed with the SEC a registration statement on Form S-4 relating to a possible split-off from Viacom pursuant to an offering by Viacom to exchange all of the shares of Blockbuster common stock it owns in exchange for Viacom common stock. Viacom has not decided to commence the exchange offer to date. Viacom's decision to commence the exchange offer is dependant on, among other things, the satisfaction of the conditions discussed above under "Item 1. Business-Blockbuster Overview." Viacom has the sole discretion to determine the timing and all terms of any possible split-off and is under no obligation to effect a split-off. We cannot assure you as to whether or not or when a split-off will occur, or as to the terms of a split-off. If Viacom does not complete a split-off, Viacom will continue to control us.

There Are Potential Conflicts of Interest with Respect to Our Relationship with Viacom Because Viacom Controls Us and Our Business Objectives May Differ

   Because Viacom controls us and our business objectives may differ, there are potential conflicts of interest between Viacom and us regarding, among other things:

  . our past and ongoing relationship with Viacom, including, but not limited to, Viacom's control of our tax matters for years in which we are consolidated with Viacom for tax purposes, the acquisition of videocassettes from Paramount Pictures Corporation, an indirect subsidiary of Viacom, and the agreements between Viacom and us relating to any possible split-off;

  .  potential competitive business activities; and

  . sales or distributions by Viacom of all or part of its ownership interest in our company.

   We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive a more favorable resolution if we were dealing with someone who was not controlling us.

Three of Our Directors May Have Conflicts of Interest Because They Are Also Directors and Executive Officers of Viacom

   Three members of our board of directors are directors and executive officers of Viacom. These directors have obligations to us as well as to Viacom and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. Our certificate of incorporation contains provisions designed to facilitate resolution of these potential conflicts, which we believe will assist our directors in fulfilling their fiduciary duties to our stockholders. These provisions do not, however, eliminate or limit the fiduciary duty of loyalty of our directors under applicable Delaware law. Subject to applicable Delaware law, stockholders in our company are deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve such conflicts between us and Viacom fairly, we cannot assure you that any conflicts will be so resolved.

We Cannot Predict the Effect that a Split-off Would Have on the Price of Our Common Stock

   We cannot predict the effect that a split-off would have on the price of our class A common stock. A split-off could involve the distribution of about 144,000,000 shares of our common stock by Viacom to its stockholders who participate in the exchange offer representing about 82% of the equity value of our company. All of those shares would be eligible for immediate resale in the public market, other than any shares held by our affiliates. Viacom has the sole discretion to determine the timing, structure and terms of a split-off or other distribution of its shares of our common stock.

   Conversely, if a split-off, including the exchange offer or other similar transaction is not completed, Viacom will have the right to require us to register its shares of our common stock under the U.S. securities laws for sale in the public market. Sales by Viacom or others of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our class A common stock.

There May Be an Adverse Effect on the Price of Our Class A Common Stock Due to Disparate Voting Rights of Our Class A Common Stock and Our Class B Common Stock and, Possibly, Differences in the Liquidity of the Two Classes

   The differential in the voting rights of the class A common stock and class B common stock could adversely affect the price of the class A common stock to the extent that investors or any potential future purchaser of our common stock ascribe value to the superior voting rights of the class B common stock. The holders of class A common stock and class B common stock generally have identical rights except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on all matters to be voted on by stockholders. Holders of class A common stock and class B common stock are entitled to separate class votes on amendments to our certificate of incorporation that would alter or adversely affect the powers, preferences or special rights of the shares of their respective classes. In addition, it is possible that differences in the liquidity between the two classes may develop, which could result in price differences.

Our Anti-takeover Provisions May Delay or Prevent a Change of Control of Our Company, Which Could Adversely Affect the Price of Our Common Stock

   The existence of some provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, which could adversely affect the price of our common stock. Our certificate of incorporation and bylaws contain some provisions that may make the acquisition of control of our company more difficult, including provisions relating to the nomination, election and removal of directors and limitations on actions by our stockholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Viacom, however, is generally exempted from these provisions and will have special rights so long as it owns at least a majority of the combined voting power of our two outstanding classes of common stock.

   In addition, we have entered into a tax matters agreement with Viacom, which will require, among other things, that, until two years after the completion of the split-off, we cannot voluntarily enter into certain transactions, including any merger transaction or any transaction involving the sale of our capital stock, without the consent of Viacom. In addition, we have agreed under this tax matters agreement to indemnify Viacom for any tax liability incurred as a result of the failure of the split-off to qualify as a tax-free transaction due to a takeover of our company or any other transaction involving our capital stock, assets or businesses, regardless of whether or not such transaction is within our control.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this document.

General

   Blockbuster entered into the video rental business in 1985 and is the world's leading retailer of rentable home videocassettes, DVDs and video games. With about 7,200 system-wide stores we offer a wide selection of entertainment products for rent or purchase. Our business model was significantly modified in 1997 to refocus on videocassette rental, improving the customer experience and satisfying customer demand earlier for newly released videos. During 1998 and 1999, our customers' responses were very favorable with revenue increases of 17.5% and 14.6%, increases in same store revenues of 13.3% and 8.3%, and an increase in domestic rental transactions of 14.0% and 3.4% on a same store basis.

   The consolidated financial statements for the periods presented do not fully reflect the trends in our business as we had significantly different business models during these periods. In addition, 1997 and 1998 include significant charges which relate to these business model changes. As a result and as further explained below, our results of operations for those periods are not comparable.

   In connection with our merger with Viacom in 1994, we valued our videocassette rental library at fair market value, which formed the basis for subsequent amortization of this inventory over a period of up to 36 months. Such fair market value proved, on average, to be lower than the cost of rental videocassettes acquired after the merger. As a result, amortization was lower with respect to rental videocassettes acquired in the 1994 merger than rental videocassettes purchased after the merger. This lower amortization favorably affected results in 1996 and, to a lesser extent, in 1997. Amortization in 1996 and in 1997 also increased as a result of increased purchases of videocassettes.

   In 1996, we decided to offer not only our traditional video rental and related merchandise but various other merchandise categories, including clothing, books and magazines. We also decided to move our corporate headquarters from Ft. Lauderdale, Florida to Dallas, Texas and to build an 850,000 square foot distribution center to handle our existing and new products and eliminate third party distribution. These changes resulted in a $50.2 million charge.

   Following significant management changes in 1997, we determined that the new merchandise lines that had been added in 1996 were not as profitable as our core rental business. As a result, we refocused our merchandise lines and in the second quarter of 1997, we recorded charges amounting to $250 million, $100.8 million of which related to a reduction in the carrying value of some of our retail merchandise inventory.

   In recognizing that we could not purchase enough videocassettes at the "full" cost to satisfy customer demand without significantly increasing our risk, we changed our business model. In 1998, in order to increase the quantity and selection of newly released video titles and satisfy our customers' demand for newly released videos earlier, we entered into revenue-sharing agreements with the major movie studios. Prior to our change to a revenue-sharing business model, our videocassette rental library was purchased at "full" cost, generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The implementation of revenue-sharing dramatically affected our cost of sales as it changed our business model from a primarily fixed to a primarily variable cost approach. Starting in the second quarter of 1998, revenue-sharing payments to the movie studios became a significant component of our cost of sales. In addition, we shortened the period over which we amortize the fixed cost of acquiring most newly released videocassettes to three months. In connection with this change in method of accounting for our videocassette rental library, we recorded a $424.3 million charge to reflect a reduction in the carrying value of this library.

   We have a substantial amount of intangible assets on our consolidated financial statements. As of December 31, 1999, we had net intangible assets of $5,975.9 million, which represented about 70.0% of our total assets and about 97.6% of our stockholders' equity. Our intangible assets consist primarily of goodwill.

This goodwill was primarily created when Viacom acquired our business and operations in 1994 for a purchase price in excess of the fair market value of our tangible net assets at that time. This goodwill was originally recorded on Viacom's financial statements in connection with Viacom's acquisition of our business and operations and is now recorded as an asset on our consolidated financial statements. This goodwill generally represents the BLOCKBUSTER brand. We evaluate on a regular basis whether or not events and circumstances have occurred to indicate that all or a portion of the carrying amount of these intangible assets may require an adjustment or a change to the amortization period.

Business Segment Information

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. We adopted Statement No. 131 in 1998 but had only one reportable segment. Beginning in the fourth quarter of 1999, we began operating in two segments:
(i) home video, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new technologies.

   (i) Video

     Through our video segment, we operate 5,879 video stores and our franchisees and/or joint ventures operate 1,274 video stores located throughout the United States, its territories and 26 other countries.

   (ii) New Technologies

     Through our new technologies segment, we operate our Internet site, blockbuster.com, and our newly formed division, Digital Networks, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

   We evaluate performance based on many factors. Two of the primary measures are EBITDA and operating income. EBITDA is defined as net income (loss) before equity in loss of affiliated companies (net of tax), benefit (provision) for income taxes, interest income, interest expense, other items (net), depreciation and amortization of intangibles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. Operating income is defined as income before interest, equity in loss of affiliated companies (net of tax), other items and income taxes.

   The following table sets forth summarized financial information relating to our segments.

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (In millions)
Revenues
  Video........................................... $3,313.6  $3,893.4  $4,463.3
  New technologies................................      --        --        0.2
                                                   --------  --------  --------
    Total revenues................................ $3,313.6  $3,893.4  $4,463.5
                                                   ========  ========  ========
EBITDA (1)
  Video........................................... $  207.9  $   23.7  $  520.6
  New technologies................................      --        --       (6.6)
                                                   --------  --------  --------
    Total EBITDA.................................. $  207.9  $   23.7  $  514.0
                                                   ========  ========  ========
Operating income (loss)
  Video........................................... $ (214.6) $ (359.2) $  128.7
  New technologies................................      --        --       (7.0)
                                                   --------  --------  --------
    Total operating income (loss)................. $ (214.6) $ (359.2) $  121.7
                                                   ========  ========  ========

--------
(1) "EBITDA" is presented here to provide additional information about Blockbuster's operations. EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Consolidated Results

   The following table sets forth consolidated results of operations and other financial data.

                                                 Year Ended December 31,
                                              --------------------------------
                                                1997        1998       1999
                                              ---------   ---------  ---------
                                               (In millions, except margin
                                                and worldwide store data)
Statement of Operations Data:
Revenues....................................  $ 3,313.6   $ 3,893.4  $ 4,463.5
Cost of sales...............................    1,360.5     1,956.4    1,762.5
                                              ---------   ---------  ---------
Gross profit................................    1,953.1     1,937.0    2,701.0
Operating expenses..........................    2,167.7     2,296.2    2,579.3
                                              ---------   ---------  ---------
Operating income (loss).....................     (214.6)     (359.2)     121.7
Interest expense............................      (30.8)      (27.7)    (119.3)
Interest income.............................        3.7         4.0        3.2
Other items, net............................      (27.6)      (11.8)      (0.2)
                                              ---------   ---------  ---------
Income (loss) before income taxes...........     (269.3)     (394.7)       5.4
Benefit (provision) for income taxes........      (30.0)       59.4      (71.8)
Equity in loss of affiliated companies, net
 of tax.....................................      (18.9)       (1.3)      (2.8)
                                              ---------   ---------  ---------
Net income (loss)...........................  $  (318.2)  $  (336.6) $   (69.2)
                                              =========   =========  =========
Cash Flow Data:
Cash flows from operating activities........  $   991.3   $ 1,234.5  $ 1,142.8
Cash flows used for investing activities....   (1,188.1)   (1,022.2)  (1,258.1)
Cash flows from (used for) financing
 activities.................................      269.3      (241.1)     137.2

Other Data:
Depreciation................................  $   253.8   $   212.7  $   220.5
Amortization of intangibles.................      168.7       170.2      171.8
EBITDA(1)...................................      207.9        23.7      514.0
Net income (loss) plus intangible
 amortization, net of tax(1)(2).............  $  (155.0)  $  (172.5) $    94.8

Margins:
Rental margin(3)............................       69.6%       54.6%      66.0%
Merchandise margin(4).......................        7.4        19.8       21.0
Gross margin(5).............................       58.9        49.8       60.5

Worldwide Store Data:
Same store revenues (decrease) increase(6)..       (1.8)%      13.3%       8.3%
Total system-wide stores at end of period...      6,049       6,381      7,153

--------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about Blockbuster's operations. These items should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise revenues.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Special Item Charges

   During the second quarter of 1997, we recorded a $250 million special item charge principally associated with a write-down of excess inventory of $100.8 million, operating charges for domestic and international reorganization, store closings and additional corporate relocation costs. This special item charge also included write-offs attributable to our joint venture operations in Japan recorded as equity in loss of affiliated companies, net of tax.

   During the second quarter of 1998, we recorded a $424.3 million special item charge associated with a change in the method of accounting for videocassettes and video game rental inventory.

   The following is a summary of the impact of the above-described special item charges on our operating results during the periods presented.

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
   Operating income (loss).......................... $    (220.3) $    (424.3)
   Net income (loss)................................      (174.7)      (273.1)

   Excluding the above described special item charges, operating results would have been as follows:

                                                     Year Ended December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
   Revenues......................................... $   3,313.6  $   3,893.4
   Cost of sales....................................     1,259.7      1,532.1
                                                     -----------  -----------
   Gross profit.....................................     2,053.9      2,361.3
   Operating expenses...............................     2,048.2      2,296.2
                                                     -----------  -----------
   Operating income, excluding special item
    charges......................................... $       5.7  $      65.1
                                                     ===========  ===========

Comparison of 1999 to 1998

   Revenues. Revenues of $4,463.5 million in 1999 increased $570.1 million, or 14.6%, from $3,893.4 million in 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 8.3% in 1999 as compared to the corresponding period in 1998 and an increase in the number of company-operated stores of 596 to 5,879 at December 31, 1999 from 5,283 at December 31, 1998. The increase in same store revenues was principally due to increases in the average domestic rental fee, the increased number of domestic rental transactions of 3.4% and increased sales of previously viewed videotapes for the year ended December 31, 1999 as compared to the corresponding period of the prior year.

   Rental revenue of $3,758.5 million in 1999, which also includes sales of previously viewed videotapes and extended viewing fees, increased $538.9 million, or 16.7%, from $3,219.6 million in 1998. The increase in rental revenue was primarily due to the increase in the number of company-operated stores of 596, an increase in the average domestic rental fee and the increase in rental transactions.

   Previously viewed product sales, which includes previously viewed videotapes, video games and DVDs, increased 48.4% to $285.0 million in 1999 from $192.0 million in 1998, primarily driven by operating a full year under the revenue-sharing model which produces a much larger quantity of previously viewed videotapes available for sale than our previous business model. As a percentage of total revenues, sales of previously viewed product increased to 6.4% for 1999 as compared to 4.9% in 1998.

   Extended viewing fees of $692.6 million in 1999 increased $108.7 million, or 18.6%, from $583.9 million in 1998 due to the increase in same store rental transactions and the number of company-operated stores. As a percentage of total revenues, extended viewing fees increased to 15.5% for 1999 as compared to 15.0% in 1998. Base rental fees and extended viewing fees vary from market to market.

   Merchandise sales declined $2.9 million, or 0.5%, in 1999 compared to 1998. The two primary reasons for the decrease in merchandise sales were (i) our efforts to refocus the sale of music CDs from all company-operated stores in 1998 to an average of 1,100 stores in 1999 and (ii) the video release of Titanic in the third quarter of 1998. The decrease in CD sales and sell-through videocassettes was mostly offset by increases in sales of DVD titles, increased sales of licensed merchandise and increased confection sales.

   As expected our same store revenue increases were in the mid-to-low single digits in the third and fourth quarters of 1999 as we began comparing against previous quarters that were operating under the revenue-sharing model. We expect our same store revenue increases for fiscal 2000 to be more consistent with the third and fourth quarter of 1999, as presented below in "General Economic Trends, Quarterly Results of Operations and Seasonality."

   Cost of Sales. Cost of sales of $1,762.5 million in 1999 decreased $193.9 million from $1,956.4 million in 1998. Cost of sales as a percentage of total revenues in 1999 decreased to 39.5% from 50.2% in 1998. Excluding the special item charge of $424.3 million in the second quarter of 1998, cost of sales for the year increased $230.4 million, or 15.0%, primarily as a result of an increase in revenue resulting in an increase in revenue-sharing payments of $276.4 million and increased costs of sales associated with previously viewed videotapes of $74.0 million, partially offset by a decrease in the amortization of rental product of $110.5 million and decreased cost of merchandise sales of $9.5 million. Commencing on April 1, 1998, we substantially increased our purchases of videocassette rental product through revenue-sharing arrangements with the movie studios. The increases in purchases under the revenue-sharing model have significantly increased our costs associated with revenue-sharing payments which are expensed as the associated rental revenue is earned. The increase in revenue-sharing payments was partially offset by a decrease in the amortization of rental product. The decrease in rental product amortization was due to the decline in the fixed costs of rental product purchased under the revenue-sharing agreements. The decrease in merchandise cost of sales was primarily due to decreased sales of sell-through videos as compared to the prior year, which included the release of Titanic, and decreased sales of music CDs which have traditionally had lower margins than our other retail products.

   Gross Profit. Gross profit of $2,701.0 million in 1999 increased $764.0 million, from $1,937.0 million in 1998. For 1999, gross profit as a percentage of total revenues increased to 60.5% from 49.8% in 1998. Excluding the special item charge of $424.3 million in 1998, gross profit as a percent of revenue was 60.5% for 1999 versus 60.6% for 1998.

   Operating Expenses. Total operating expenses of $2,579.3 million in 1999 increased $283.1 million from $2,296.2 million in 1998, primarily due to a net increase in the number of company-operated stores of 596 to 5,879 at December 31, 1999 from 5,283 at December 31, 1998. Total operating expenses decreased as a percentage of total revenues to 57.8% in 1999 from 59.0% in 1998. The increases in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional and corporate level, decreased as a percentage of total revenues to 43.8% in 1999 from 44.5% in 1998 reflecting the benefits of leveraging our cost structure to an increasing revenue base. General and administrative expense of $1,953.2 million in 1999 increased $220.9 million from $1,732.3 million in 1998. The dollar increase in 1999 primarily resulted from compensation increases of $128.0 million related to additional personnel needed to support our store growth and increased store traffic. Occupancy costs increased $52.1 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $40.8 million due primarily to the growth of our business.

     During 1999 we began selling some of our company-operated stores to existing and new franchisees in markets where their expertise can be leveraged to improve our overall operating performance, while retaining ownership of key U.S. and international markets. We expect that the loss of store level profits from the disposal of these stores will be largely mitigated by increased franchisee fees from stores franchised, lower field and general and administrative expenses and reduced interest costs due to the reduction of debt from the after-tax cash proceeds from our refranchising activities. Included as a reduction of general and administrative expenses in 1999 was $19.9 million of refranchising gains. We plan on continuing our refranchising efforts in 2000.

     Advertising Expense. Advertising expense of $233.8 million in 1999 increased $52.8 million from $181.0 million in 1998. As a percentage of total revenues, advertising expense increased to 5.2% in 1999 from 4.6% in 1998. These increases reflect our planned increased investment in advertising and marketing principally due to additional media, direct mail and other promotions related to our various programs such as BLOCKBUSTER REWARDS, Million Dollar Days and other programs.

   Interest Expense. Interest expense of $119.3 million in 1999 increased $91.6 million as compared to $27.7 million in 1998. The increase was primarily related to debt incurred under our new credit agreement in order to repay Viacom about $1.6 billion in connection with promissory notes issued by us for the payment of a dividend to Viacom International Inc. and advances by Viacom to us for various acquisitions.

   Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $71.8 million in 1999 as compared to a benefit for income taxes of $59.4 million in 1998. The fluctuation in the provision is primarily due to the tax benefit associated with the special item charge recorded in the second quarter of 1998. The 1999 and 1998 provision reflects permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, which incurred losses, in our 1999 tax provision, as it is currently more likely than not that the benefit will not be realized. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future.

   Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income (loss) of affiliated companies, net of tax was a loss of $2.8 million in 1999 as compared to a loss of $1.3 million in 1998 primarily due to increased losses in our joint venture operations in Italy.

   Net Income (Loss). For the reasons described above, the net loss of $69.2 million in 1999 reflects a reduction in net loss of $267.4 million from a net loss of $336.6 million in 1998.

SEGMENT RESULTS

Video

   Our video segment consists of rentable home videos, DVDs, video games and retail product. Video revenues increased $569.9 million, or 14.6%, for the year, primarily due to increases in rental revenues of 16.7% and a net increase of 772 system-wide video stores in operation. Same store revenues increased 8.3% over the prior year as a result of increases in the average domestic rental fee, a 3.4% increase in domestic rental transactions and increased sales of previously viewed videotapes.

   Operating income increased $487.9 million to $128.7 million in 1999 from a loss of $359.2 million in the prior year. Results for 1998 reflect the implementation of a new business model and a special item charge in the second quarter of $424.3 million to adjust the carrying value of videocassettes and game rental inventory under a new method of amortization. Excluding the impact of the 1998 charge, video's operating income increased $63.6 million to $128.7 million in 1999 from $65.1 million in 1998, primarily due to the increased revenues discussed above and leveraging our operating expenses to an increased revenue base. Our operating expenses as a percentage of total video revenues decreased from 59.0% in 1998 to 57.6% for the same period of 1999.

New Technologies

   Our new technologies segment consists of Internet video sales, entertainment-related news and information, and e-commerce offerings and is also focused on developing relationships and infrastructure needed to deliver digital video services across multiple networks to multiple devices. On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. New technologies revenues of $0.2 million in 1999 consisted primarily of sales through the Internet of sell-through videocassettes and previously viewed videotapes and commissions from the sale of BLOCKBUSTER GIFTCARDS.

   Operating loss for our new technology business segment was $7.0 million. This loss reflects start-up costs incurred to advertise our new website, hire additional people to support the new website and consulting and maintenance costs to bring the website up to full functionality. We expect to incur continued losses in the immediate future with this segment.

Comparison of 1998 to 1997

   Revenues. Revenues of $3,893.4 million in 1998 increased $579.8 million, or 17.5%, from $3,313.6 million in 1997 largely as a result of a 13.3% growth in our same store revenues which increased primarily as a result of an increase of about 14% in our domestic rental transactions on a same store basis and the net addition of 178 company-operated stores. Revenue growth consisted primarily of increases in rental transactions driven by:

  . a substantial increase in the quantity and selection of newly released videos provided through revenue-sharing agreements;

  . the impact of our advertising campaigns aimed at marketing the improved customer experience;

  . the implementation of more competitive pricing and rental terms; and

  . the increased popularity of game rentals.

   Extended viewing fees of $583.9 million in 1998 increased $180.1 million, or 44.6%, from $403.8 million in 1997 largely as a result of increases in rental transactions and fee increases in January 1998, which were partially offset by longer base rental periods. As a percentage of total revenues, extended viewing fees increased to 15.0% in 1998 from 12.2% in 1997.

   Merchandise sales also contributed to revenue growth increasing $24.0 million, or 4.0%, over the prior year largely as a result of the video release of Titanic, an increase in the number of company-operated stores and improved merchandising campaigns in some markets.

   Cost of Sales. Cost of sales of $1,956.4 million in 1998 increased $595.9 million from $1,360.5 million in 1997. Cost of sales as a percentage of total revenues increased to 50.2% in 1998 from 41.1% in 1997. Excluding the special item charges of $424.3 million in 1998 and $100.8 million in 1997, cost of sales increased $272.4 million primarily as a result of revenue-sharing payments to movie studios and cost of merchandise sales. Commencing on April 1, 1998, we substantially increased our purchases of videocassette rental product through revenue-sharing arrangements with the movie studios. Pursuant to our new business model and our change in accounting method adopted on April 1, 1998, revenue-sharing payments are expensed as incurred and the cost of rental product amortization has been accelerated. Payments made pursuant to our revenue-sharing agreements increased $314.3 million in 1998 as compared to 1997. Partially offsetting the increased expense due primarily to revenue-sharing is a decrease in rental tape amortization of $88.3 million. This decrease is due to the decline in the fixed costs of rental product purchased pursuant to revenue-sharing. Our total cost of merchandise sold of $495.5 million increased $46.4 million in 1998 from $449.1 million in 1997.

   Gross Profit. Gross profit as a percentage of revenues, or gross margin, decreased to 49.8% in 1998 from 58.9% in 1997. Excluding the special item charges of $424.3 million in 1998 and $100.8 million in 1997, gross profit decreased as a percentage of revenues to 60.6% in 1998 from 62.0% in 1997. Gross margins for 1998 and 1997 are not comparable because of the special item charges recorded in the second quarter of each year and the change in accounting implemented in the second quarter of 1998 related to our new business model. Merchandise margins declined in 1998 as compared to 1997 due to increased markdowns and promotional activities during 1998.

   Operating Expenses. Total operating expenses of $2,296.2 million in 1998 increased $128.5 million from $2,167.7 million in 1997. Total operating expenses as a percentage of total revenues decreased to 59.0% in 1998 from 65.4% in 1997. The increase in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expense incurred at the store, regional and corporate level, decreased as a percentage of total revenues to 44.5% in 1998 from 48.5% in 1997. Excluding the special item charge of $74.4 million related to relocation and occupancy costs in 1997, general and administrative expense of $1,732.3 million in 1998 increased $201.0 million from $1,531.3 million in 1997 due to compensation increases of $81.3 million, a $73.9 million increase in other corporate and store expenses and a $45.8 million increase in occupancy cost. Store labor cost increased because of an increase in the number of store personnel, the increase in the number of company-operated stores and an increase in minimum wage from $4.75 per hour to $5.15 per hour which became effective in September 1997. The increase in the number of store personnel reflects our commitment to better serve its customers and support its revenue growth. The increase in occupancy cost was primarily attributable to an increase in the number of stores.

     Advertising Expense. Advertising expense of $181.0 million in 1998 increased $41.5 million from $139.5 million in 1997. As a percentage of total revenues, advertising expense increased to 4.6% in 1998 from 4.2% in 1997. This increase was primarily due to additional promotional and advertising activity in order to increase customer awareness of the greater quantity and selection of newly released videos, our improved customer service, and the improved selection of BLOCKBUSTER FAVORITES.

     Depreciation. Depreciation expense of $212.7 million in 1998 decreased $41.1 million from $253.8 million in 1997. Excluding the special item charge of $45.1 million in 1997 associated with domestic and international reorganization and store closings, depreciation expense increased $4.0 million in 1998 from 1997 reflecting net store growth.

   Excluding the 1998 and 1997 special item charges, total operating expenses increased $248.0 million in 1998 from 1997.

   Interest Expense. Interest expense of $27.7 million in 1998 decreased $3.1 million from $30.8 million in 1997.

   Other Items, Net. Other items of $11.8 million in 1998 decreased $15.8 million from $27.6 million in 1997 largely due to the recognition of non-cash expenses of $10.5 million and $27.1 million in 1998 and 1997, respectively, to write-down non-strategic investments to their net realizable value.

   Benefit (Provision) for Income Taxes. We recognized a benefit for income taxes of $59.4 million in 1998 as compared to a provision for income taxes of $30.0 million in 1997. This change was primarily attributable to the mix of domestic and foreign income or losses. We did not recognize a benefit for foreign losses, as it is more likely than not that the benefit will not be realized. Goodwill associated with Viacom's acquisition of our business and operations and which is now recorded on our financial statements is not amortizable for tax purposes. Excluding the non-deductible amortization of intangibles, the annual effective tax rates would have been 24.6% in 1998 and (25.8%) in 1997.

   Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in loss of affiliated companies, net of tax, decreased primarily due to the fact that we recognized a pre-tax charge of $29.4 million in 1997 associated with our investment in our Japanese joint venture.

   Net Income (Loss). For the reasons described above, net loss of $336.6 million in 1998 increased $18.4 million from a loss of $318.2 million in 1997. Excluding the special item charges in 1998 and 1997, net loss declined $80.0 million to $63.5 million in 1998 from $143.5 million in 1997.

Liquidity and Capital Resources

 Liquidity Prior to and Upon Our Separation from Viacom

   Prior to our initial public offering of class A common stock, our capital investments and acquisitions were financed with a combination of cash flow from operations and advances from Viacom. We generate cash from operations predominantly from the rental of videocassettes, video games, and DVDs and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Prior to our initial public offering, Viacom deposited sufficient cash in our bank accounts to meet our daily obligations and withdrew excess funds from those accounts. These transactions were included in advances from Viacom in the consolidated balance sheets and consolidated statements of cash flows. The amounts owed to Viacom prior to our initial public offering were capitalized into Viacom's net equity investment.

   Excess operating cash flow, additional funding from Viacom and borrowings under our credit facility were used primarily for opening and acquiring new stores, the refurbishment, remodeling and relocation of existing stores and the purchase of videocassette inventory. Prior to our initial public offering, our capital structure was established which replaced our reliance on Viacom's cash management system. At the time of our initial public offering, all cash accounts were settled and, since such time, we have no longer participated in Viacom's cash management system. As such, no further amounts will be deposited in or withdrawn from our accounts by Viacom.

   In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining lease terms expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent was about $84 million on an undiscounted basis, with respect to these guarantees. We have not recognized any reserves related to this contingent liability. If Wherehouse defaults, related payments are expected to be funded from operating cash flow. Related losses due to default could materially affect future operating income.

   We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, in addition to various external sources of funds which may be available to us. The external sources of funds include our credit agreement and amendments thereto and may include future issuances of debt, equity or other securities. However, we cannot assure you that we will be able to access capital markets in the future on terms that will be satisfactory to us. We believe that such internally and externally generated funds will provide us with adequate liquidity and capital necessary for fiscal 2000.

 Consolidated Cash Flows

   Operating Activities. Net cash flow provided by operating activities decreased $91.7 million, or 7.4%, from $1,234.5 million in 1998 to $1,142.8 million in 1999 primarily due to incremental interest expense of $91.6 million and an increase in revenue-sharing payments of $276.4 million. The increase in interest expense was attributable to our increased level of debt in 1999 under our new credit agreement due primarily to a payment of $1.6 billion to Viacom relating to a promissory note issued by us as a dividend to Viacom International Inc. and advances by Viacom to us for various acquisitions. The increase in revenue-sharing payments was primarily due to the increase in company-operated stores. Changes in operating assets and liabilities decreased net cash flow provided by operating activities by $60.8 million, primarily due to the tax receivable from Viacom of $41.1 million and an increase in prepaid revenue-sharing payments of $20.6 million. These decreases to operating cash flows were partially offset by a decrease in net deferred taxes.

   Investing Activities. Net cash used in investing activities increased $235.9 million, from $1,022.2 million in 1998 to $1,258.1 million in 1999 as a result of a $199.4 million increase in capital expenditures primarily for new store openings and store remodeling in 1999 and a $77.5 million increase in cash used for store acquisitions. These were offset by $36.1 in proceeds from sales of store operations.

   The major components of investing activities are detailed below:

                                                 1997       1998       1999
                                               ---------  ---------  ---------
                                                       (in millions)
Cash flows from investing activities:
  Rental library purchases.................... $  (860.2) $  (818.1) $  (808.7)
  Capital expenditures........................    (262.2)    (175.0)    (374.4)
  Cash used for acquisitions..................     (79.0)     (34.2)    (111.7)
  Proceeds from sale of property and
   equipment..................................      19.1        0.3        1.7
  Proceeds from sales of store operations.....       --         --        36.1
  Investment in affiliated companies..........      (5.8)       4.8       (1.1)
                                               ---------  ---------  ---------
Net cash flow used in investing activities.... $(1,188.1) $(1,022.2) $(1,258.1)
                                               =========  =========  =========

   Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site locations, and construction permits. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in certain international markets and will require capital and/or ongoing infrastructure enhancements to support our expansion strategies in developing markets and for acquisitions.

   We currently anticipate that capital expenditures in excess of $200.0 million will be incurred in 2000 in the video segment.

   We currently anticipate that capital expenditures of about $40.0 million will be incurred in 2000 in the new technologies segment.

   Financing Activities. Net cash flow provided by financing activities increased $378.3 million to $137.2 million in 1999 as compared to the use of funds of $241.1 million in 1998.

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

   Items affecting financing activities for 1999 were as follows:

     On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. This credit agreement is comprised of a $700 million long-term revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million short-term revolver due June 19, 2000. Interest rates are based on the prime rate or LIBOR at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.4% for 1999). On June 23, 1999, we borrowed $1.6 billion under our credit agreement, all of which was used to:

    . pay a portion of the purchase price to Viacom's affiliates to acquire the non-U.S. operations of our business that we did not already own;

    . repay debt owed to Viacom International Inc. and its affiliates; and

    . pay fees and expenses related to the origination of our credit agreement.

  We repaid $442.9 million of the short-term revolver through net proceeds from our initial public offering. These proceeds permanently reduced our commitments under our credit agreement from $1.9 billion to approximately $1.46 billion.

     Our credit agreement was designed and used to replace our reliance on Viacom's centralized cash management system. At December 31, 1999, we had $270.0 million of available borrowing capacity under our credit agreement. As of December 31, 1999, we had $157.1 million outstanding under the short-term revolver which is due on June 19, 2000. We expect to fund this obligation by various external sources, including additional borrowings under the revolver due July 1, 2004, an amendment to our existing credit agreement, or the issuance of debt securities.

     Our credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, the repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 1999 we were in compliance with all financial covenants under our credit agreement. Our credit agreement allows up to an additional $75 million in other debt.

     During 1999 we also entered into two additional lines of credit with banks. In August 1999, we secured a one-year line of credit of $45.0 million from Bank of New York. In October 1999, we secured a one-year line of credit of $30.0 million from Bank of America. Neither line had an outstanding balance at December 31, 1999.

     On August 10, 1999 we sold to the public 31 million shares of our class A common stock for $15 per share. Proceeds from the offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and offering expenses of $12.8 million. Of the gross proceeds from the offering, $442.9 million was used to pay down the short-term revolving loan due June 19, 2000 and permanently reduced our borrowing capacity.

     On November 22, 1999 we paid a dividend of $3.5 million, of which Viacom International Inc. was paid about $2.9 million. On February 15, 2000, our board of directors declared a cash dividend of $0.02 per share of class A and class B common stock, payable March 20, 2000, to our stockholders of record at the close of business on February 28, 2000. The total dividend payment was about $3.5 million, of which Viacom International Inc. was paid about $2.9 million.

   On November 3, 1999 Blockbuster and America Online announced a three-year strategic alliance. As part of the agreement, America Online will make a $30 million investment, representing about 2.75% ownership, in blockbuster.com that will be used for, among other things, joint development of broadband content and delivery. If an initial public offering of blockbuster.com is not completed within 18 months of the closing of the transaction, America Online will have the option to recover its investment plus cost of capital.

   As we continually evaluate our strategic alternatives for our new technologies business to maximize the value to our stockholders we may provide for additional financing either through our own investments, investment by strategic partners, or an initial public offering of an equity interest, or other possibilities.

 Other Financial Measurements: Working Capital

   At December 31, 1999, we had cash and cash equivalents of $119.6 million. Working capital, however, reflected a deficit of $418.8 million due to the accounting treatment of our videocassette rental library. Videocassette rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

 Availability of Foreign Net Operating Losses

   As more fully discussed in Note 11 to the Consolidated Financial Statements we are required, if so requested by Viacom, to surrender certain tax losses of the United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation. At December 31, 1999 our foreign net operating loss tax assets, which are fully reserved, were $47.7 million.

General Economic Trends, Quarterly Results of Operations and Seasonality

   We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, those factors set forth above under "Cautionary Statements."

   The following table sets forth consolidated quarterly statement of operations data for the twelve quarters ended December 31, 1999. This consolidated quarterly information includes the special item charges recognized in the second quarter of each of 1997 and 1998 discussed above and described in notes 3 and 4 of Blockbuster's consolidated financial statements and, in our opinion, includes all normal recurring adjustments necessary for a fair presentation of the information for the periods covered. This data should be read in conjunction with the consolidated financial statements and the notes thereto. The quarterly operating results are not necessarily indicative of the operating results for any future period.

                                             Quarter Ended
                               -----------------------------------------------
                               March 31   June 30(1)  September 30 December 31
                               --------   --------    ------------ -----------
                                (In millions, except percentage amounts)
1997
Revenues...................... $  823.8   $  765.3      $  817.7    $  906.8
Gross profit..................    538.3      370.5         504.5       539.8
Operating income (loss).......     71.2     (263.6)        (14.8)       (7.4)
Net income (loss).............    (19.3)    (227.3)        (37.8)      (33.8)
Net income (loss) plus
 intangible amortization, net
 of tax.......................     21.5     (186.5)          3.0         7.0
Same store revenues increase
 (decrease) (2)...............     (1.2)%     (2.3)%        (1.5)%      (1.0)%
1998
Revenues...................... $  931.2   $  890.0      $  985.4    $1,086.8
Gross profit..................    604.6      100.2         591.7       640.5
Operating income (loss).......     67.0     (456.9)          5.4        25.3
Net income (loss).............     15.8     (318.0)        (21.5)      (12.9)
Net income (loss) plus
 intangible amortization, net
 of tax.......................     56.8     (277.0)         19.6        28.1
Same store revenues increase
 (2)..........................      7.6%      12.6%         18.2%       14.5%
1999
Revenues...................... $1,113.0   $1,041.7      $1,112.8    $1,196.0
Gross profit..................    671.2      645.3         681.4       703.1
Operating income (loss).......     48.6        4.2          28.6        40.3
Net income (loss).............     (3.4)     (39.9)        (19.1)       (6.8)
Net income (loss) plus
 intangible amortization, net
 of tax.......................     37.8        1.0          22.0        34.3
Same store revenues increase
 (2)..........................     17.0%       9.9%          5.7%        2.8%

--------
(1)The table below presents the second quarter of 1997 and 1998 excluding special item charges:

                                                               Quarter Ended
                                                                 June 30,
                                                               --------------
                                                                1997    1998
                                                               ------  ------
                                                               (In millions)
      Revenues................................................ $765.3  $890.0
      Gross profit............................................  471.3   524.5
      Operating income (loss).................................  (43.3)  (32.6)
      Net income (loss).......................................  (52.6)  (44.9)
      Net income (loss) plus intangible amortization, net of
       tax....................................................  (11.8)   (3.9)

(2) This represents the increase (decrease) over the prior comparable period.

Market Risk

   Blockbuster is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

 Interest Rate Risk

   Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, we borrowed

$1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. Total outstanding borrowings at December 31, 1999 were $1,187.1 million. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at December 31, 1999 for these borrowings was 7.9%. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments. We are primarily vulnerable to changes in LIBOR which is the rate currently used in existing agreements, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our interest expense by $11.9 million on an annual basis.

 Foreign Exchange Risk

   Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of Blockbuster's international businesses into U.S. dollars may affect year-over-year comparability and could cause Blockbuster to adjust its financing and operating strategies.

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between thier existing, or local, currencies and one common currency, the Euro. The Euro trades on currency exchanges and may be used in business transactions. Conversion to the Euro eliminates currency exchange risk between the participating member countries. Beginning January 2002, new Euro-denominated bills and coins will be issued, and local currencies will be withdrawn from circulation.

   Numerous issues are raised by the Euro currency conversion including the need to adapt computer and financial systems and business processes and equipment. Due to these uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs, and the resulting impact, if any, on our financial condition or results of operations. However, we believe that we have and will continue to take appropriate steps to assess and address Euro conversion issues and currently do not expect that our business will be adversely affected by such conversion in any material respect.

   Our operations outside the United States constitute 19.4% of our total revenues. Our operations in Europe constitute 9.9% of our total revenues. The majority of these sales are from Great Britain, which has not adopted the Euro.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. Blockbuster anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 effective January 1, 2001 will not have a material effect on its financial statements.

Year 2000

 Overview

   The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may have caused computer systems to malfunction prior to or in the year 2000 ("Y2K") and may lead to significant business delays and disruptions in the United States and internationally. We have completed our program to identify and mitigate Y2K risks. To date, we have not encountered any disruptions related to the Y2K issue. We cannot provide any assurances, however, that our business partners have not been or will not be affected in any manner. As a result, we will continue to monitor our own Y2K compliance and that of our business partners and we do not expect to encounter any significant disruptions in the future.

 Contingency Plans and Risks

   As part of the Y2K program, the remediation, testing and review of each application, infrastructure item and business partners occurred, and we evaluated the need for contingency plans. Because the systems have been found to be Y2K compliant, a contingency plan has not been deemed necessary. However, we will continue to devote the necessary resources to monitor any possible disruptions caused by the Y2K issue.

   We incurred $11.6 million of costs relating to this program, which were expensed as incurred.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk."

Item 8. Financial Statements and Supplementary Data

                                BLOCKBUSTER INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Audited Consolidated Financial Statements:

  Report of Independent Accountants.......................................  53

  Consolidated Statements of Operations--Years Ended December 31, 1997,
   1998 and 1999..........................................................  54

  Consolidated Balance Sheets--at December 31, 1998 and 1999..............  55

  Consolidated Statements of Changes in Stockholders' Equity and
   Comprehensive Income--Years Ended December 31, 1997, 1998 and 1999.....  56

  Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
   1998 and 1999..........................................................  57

  Notes to Consolidated Financial Statements..............................  58


  Some supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Blockbuster Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Blockbuster Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 8, 2000

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Revenues:
  Rental revenues................................ $2,664.0  $3,219.6  $3,758.5
  Merchandise sales..............................    594.0     618.0     615.1
  Other revenues.................................     55.6      55.8      89.9
                                                  --------  --------  --------
                                                   3,313.6   3,893.4   4,463.5
                                                  --------  --------  --------
Cost of sales:
  Cost of rental revenues........................    810.6   1,460.9   1,276.5
  Cost of merchandise sold.......................    549.9     495.5     486.0
                                                  --------  --------  --------
                                                   1,360.5   1,956.4   1,762.5
                                                  --------  --------  --------
  Gross profit...................................  1,953.1   1,937.0   2,701.0
                                                  --------  --------  --------
Operating expenses:
  General and administrative.....................  1,605.7   1,732.3   1,953.2
  Advertising....................................    139.5     181.0     233.8
  Depreciation...................................    253.8     212.7     220.5
  Amortization of intangibles....................    168.7     170.2     171.8
                                                  --------  --------  --------
                                                   2,167.7   2,296.2   2,579.3
                                                  --------  --------  --------
Operating income (loss)..........................   (214.6)   (359.2)    121.7
  Interest expense...............................    (30.8)    (27.7)   (119.3)
  Interest income................................      3.7       4.0       3.2
  Other items, net...............................    (27.6)    (11.8)     (0.2)
                                                  --------  --------  --------
Income (loss) before income taxes................   (269.3)   (394.7)      5.4
  Benefit (provision) for income taxes...........    (30.0)     59.4     (71.8)
  Equity in loss of affiliated companies, net of
   tax...........................................    (18.9)     (1.3)     (2.8)
                                                  --------  --------  --------
Net income (loss)................................ $ (318.2) $ (336.6) $  (69.2)
                                                  ========  ========  ========
Net income (loss) per share:
  Basic and diluted.............................. $  (2.21) $  (2.34) $  (0.44)
                                                  ========  ========  ========
Weighted average shares outstanding:
  Basic and diluted..............................    144.0     144.0     156.1
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
Assets
Current assets:
  Cash and cash equivalents..........................   $   99.0     $  119.6
  Receivables, less allowances of $22.7 (1998) and
   $11.4 (1999)......................................      124.8        130.8
  Merchandise inventories............................      277.4        281.3
  Prepaid assets and other current assets............      130.5        180.9
                                                        --------     --------
    Total current assets.............................      631.7        712.6
Rental library.......................................      441.2        577.6
Deferred taxes.......................................       92.5          --
Tax receivable from Viacom...........................        --          41.1
Property and equipment, net..........................      995.3      1,148.3
Intangibles, net.....................................    6,055.6      5,975.9
Other assets.........................................       58.5         85.3
                                                        --------     --------
                                                        $8,274.8     $8,540.8
                                                        ========     ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................................   $  448.6     $  499.4
  Accrued expenses...................................      361.8        422.5
  Current portion of long-term debt..................        --         157.1
  Current portion of capital lease obligations.......       22.2         29.7
  Deferred taxes.....................................       13.6         22.7
                                                        --------     --------
    Total current liabilities........................      846.2      1,131.4
Notes payable to Viacom..............................    1,576.4          --
Long-term debt, less current portion.................        --       1,030.0
Capital lease obligations, less current portion......      138.8        108.4
Deferred taxes.......................................        --          72.3
Other liabilities....................................       75.5         73.7
                                                        --------     --------
                                                         2,636.9      2,415.8
                                                        --------     --------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0
   shares authorized; no share issued or
   outstanding.......................................        --           --
  Class A common stock, par value $.01 per share;
   400.0 shares authorized; 31.0 shares issued and
   outstanding.......................................        --           0.3
  Class B common stock, par value $.01 per share;
   500.0 shares authorized; 144.0 shares issued and
   outstanding.......................................        --           1.4
  Additional paid-in capital.........................        --       6,180.3
  Retained earnings (deficit)........................        --         (10.9)
  Viacom's net equity investment.....................    5,695.8          --
  Accumulated other comprehensive loss--foreign
   currency translation adjustment...................      (57.9)       (46.1)
                                                        --------     --------
    Total stockholders' equity.......................    5,637.9      6,125.0
                                                        --------     --------
                                                        $8,274.8     $8,540.8
                                                        ========     ========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
                                 (In millions)

                                          Year ended December 31,
                              -------------------------------------------------
                                   1997             1998             1999
                              ---------------  ---------------  ---------------
                              Shares  Amount   Shares  Amount   Shares  Amount
                              ------ --------  ------ --------  ------ --------
Class A common stock:
  Balance, beginning of
   year.....................   --    $    --    --    $    --     --   $    --
  Initial public offering,
   net proceeds ............   --         --    --         --    31.0       0.3
                               ---   --------   ---   --------  -----  --------
  Balance, end of year......   --    $    --    --    $    --    31.0  $    0.3
                               ===   ========   ===   ========  =====  ========
Class B common stock:
  Balance, beginning of
   year.....................   --    $    --    --    $    --     --   $    --
  Issuance of class B common
   stock to Viacom..........   --         --    --         --   144.0       1.4
                               ---   --------   ---   --------  -----  --------
  Balance, end of year......   --    $    --    --    $    --   144.0  $    1.4
                               ===   ========   ===   ========  =====  ========
Additional paid-in capital:
  Balance, beginning of
   year.....................         $    --          $    --          $    --
  Issuance of class B common
   stock to Viacom..........              --               --           5,754.0
  Initial public offering,
   net proceeds.............              --               --             429.8
  Cash dividends............              --               --              (3.5)
                                     --------         --------         --------
  Balance, end of year......         $    --          $    --          $6,180.3
                                     ========         ========         ========
Viacom's net equity
 investment:
  Balance, beginning of
   year.....................         $7,791.5         $7,666.5         $5,695.8
  Dividend payable to
   Viacom...................              --          (1,400.0)             --
  Other transactions with
   Viacom, net..............            193.2           (234.1)           118.0
  Net income (loss) prior to
   initial public offering..           (318.2)          (336.6)           (58.3)
  Issuance of class B common
   stock to Viacom..........              --               --          (5,755.5)
                                     --------         --------         --------
  Balance, end of year......         $7,666.5         $5,695.8         $    --
                                     ========         ========         ========
Accumulated other
 comprehensive loss:
  Balance, beginning of
   year.....................         $   (7.1)        $  (48.9)        $  (57.9)
  Other comprehensive income
   (loss):
    Foreign currency trans-
     lation.................            (38.6)            (9.0)            11.8
    Reclassification of for-
     eign currency transla-
     tion gain realized.....             (3.2)             --               --
                                     --------         --------         --------
  Balance, end of year......         $  (48.9)        $  (57.9)        $  (46.1)
                                     ========         ========         ========
Retained earnings (deficit):
  Balance, beginning of
   year.....................         $    --          $    --          $    --
  Net income (loss)
   subsequent to initial
   public offering..........              --               --             (10.9)
                                     --------         --------         --------
  Balance, end of year......              --               --             (10.9)
                                     ========         ========         ========
  Total stockholders'
   equity...................         $7,617.6         $5,637.9         $6,125.0
                                     ========         ========         ========
Comprehensive income (loss):
  Net income (loss).........         $ (318.2)        $ (336.6)        $  (69.2)
  Other comprehensive income
   (loss):
    Foreign currency trans-
     lation.................            (38.6)            (9.0)            11.8
    Reclassification of for-
     eign currency
     translation gain real-
     ized...................             (3.2)             --               --
                                     --------         --------         --------
  Total comprehensive income
   (loss)...................         $ (360.0)        $ (345.6)        $  (57.4)
                                     ========         ========         ========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1997       1998       1999
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)........................... $  (318.2) $  (336.6) $   (69.2)
  Adjustments to reconcile net income (loss)
   to net cash flow provided by operating
   activities:
    Depreciation and amortization.............   1,222.4    1,518.8    1,067.4
    Deferred taxes............................     121.5       (8.1)     173.9
    Write-down of investments.................      27.1       10.5        --
    Equity in loss of affiliated companies,
     net of tax...............................      18.9        1.3        2.8
    Gain on sales of store operations.........       --         --       (19.9)
    Other.....................................      (0.3)       --         --
  Change in operating assets and liabilities:
    Increase in receivables...................      (7.8)     (10.9)      (7.3)
    Tax receivable from Viacom................       --         --       (41.1)
    Increase in merchandise inventories.......     (51.4)      (0.4)      (5.2)
    Increase in prepaid and other assets......     (15.6)     (40.0)     (58.0)
    Increase (decrease) in accounts payable...     (41.4)      67.9       59.3
    Increase in accrued expenses and other
     liabilities..............................      36.1       32.0       40.1
                                               ---------  ---------  ---------
Net cash flow provided by operating
 activities...................................     991.3    1,234.5    1,142.8
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Rental library purchases....................    (860.2)    (818.1)    (808.7)
  Capital expenditures........................    (262.2)    (175.0)    (374.4)
  Cash used for acquisitions..................     (79.0)     (34.2)    (111.7)
  Proceeds from sale of property and
   equipment..................................      19.1        0.3        1.7
  Proceeds from sales of store operations.....       --         --        36.1
  Investments in affiliated companies.........      (5.8)       4.8       (1.1)
                                               ---------  ---------  ---------
Net cash flow used in investing activities....  (1,188.1)  (1,022.2)  (1,258.1)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from new credit agreement..........       --         --     1,750.0
  Repayments on new credit agreement..........       --         --      (562.9)
  Proceeds from term loan.....................      22.3      (46.6)       --
  Repayment of term loan......................       --        46.6        --
  Net borrowings from (repayments to) Viacom..     106.1        0.6   (1,576.4)
  Net proceeds from the issuance of common
   stock......................................       --         --       430.1
  Cash dividends..............................       --         --        (3.5)
  Capital lease payments......................     (33.2)     (34.8)     (34.2)
  Capital contributions from (repayments to)
   Viacom, net................................     174.1     (206.9)     134.1
                                               ---------  ---------  ---------
Net cash flow provided by (used in) financing
 activities...................................     269.3     (241.1)     137.2
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......      (1.5)      (1.8)      (1.3)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................      71.0      (30.6)      20.6
Cash and cash equivalents at beginning of
 year.........................................      58.6      129.6       99.0
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   129.6  $    99.0  $   119.6
                                               =========  =========  =========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Tabular amounts in millions except per share amounts)

Note 1 -- Basis of Presentation

   Blockbuster Inc. and its subsidiaries (the "Company" or "Blockbuster") operate and franchise videocassette rental and sales stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. In addition, the Company offers DVDs and video games for rental and sale and sells certain other entertainment-related merchandise.

   The consolidated financial statements for the periods prior to the Company's initial public offering (the "Offering") are presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of the Company, including entities owned by Blockbuster or purchased from affiliates of Viacom Inc. ("Viacom") in the case of certain of its international operations. In this context, no historical direct ownership relationship existed among some of the various entities comprising Blockbuster prior to the Offering; accordingly, Viacom and its subsidiaries' net investment in Blockbuster was included in Viacom's net equity investment in the consolidated financial statements prior to the Offering.

   As a part of the reorganization transactions (discussed below), the Company purchased stock and/or assets from affiliates of Viacom with cash funded by a bank credit agreement or contributed by Viacom in order to acquire certain international operations of the Company. Advances from Viacom to Blockbuster to fund these operations were historically treated as intercompany notes in the accompanying consolidated financial statements. The difference between the recorded intercompany notes payable to Viacom and the ultimate amount of the purchase price for the stock or assets of these operations was recognized as an adjustment to stockholders' equity.

   For all periods prior to the Offering, certain expenses reflected in the consolidated financial statements include allocation of corporate expenses from Viacom. All such costs and expenses have been deemed to have been paid by the Company to Viacom in the period in which the costs were recorded. Allocations of current income taxes receivable or payable are deemed to have been remitted, in cash, by or to Viacom in the period the related income taxes were recorded. Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations or cash flows would have been if the Company had been a separate, stand-alone company during the periods presented.

   Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company, (2) on December 31, 1998, the Company declared a $1.4 billion dividend payable to Viacom International Inc. which was reflected as an interest-bearing note in the accompanying December 31, 1998 consolidated balance sheet, (3) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to repay debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, (4) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (5) effective August 3, 1999, the Company was recapitalized with class A common stock and class B common stock of which 144,000,000 shares of class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company (which represented all of the issued and

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

outstanding common stock of the Company at that time) and, (6) effective on the Offering date, Blockbuster's intercompany cash transactions with Viacom were capitalized into Viacom's net equity investment.

   On August 10, 1999 the Company sold to the public 31 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.8 million. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolving loan due June 19, 2000 and permanently reduced our borrowing capacity (See Note 9). Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of class A and class B common stock generally have identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

Note 2 -- Summary of Significant Accounting Policies

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. Investments of 20% or less are accounted for under the cost method. All significant intercompany transactions have been eliminated.

 Cash and Cash Equivalents

   Cash equivalents are defined as short-term (original maturities of three months or less) highly liquid investments.

 Merchandise Inventories

   Merchandise inventories consist primarily of prerecorded videocassette retail inventory, DVDs, video games, licensed merchandise and confectionery items and are stated at the lower of cost or market. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis.

 Rental Library

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library in order to more closely match expenses in proportion with anticipated revenues from the revenue-sharing business model (see Note 3).

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

   Rental amortization expense approximated $799.9 million (1997), $711.6 million (1998), excluding the charge in 1998 (Note 3), and $675.1 million
(1999).

 Property and Equipment

   Property and equipment is stated at cost. Depreciation expense is computed principally by the straight-line method over the estimated useful lives as follows:

   Building................................................... 25 to 31.5 years
   Building improvements...................................... 10 years
   Leasehold improvements..................................... 4 to 10 years
   Equipment and other........................................ 3 to 10 years
   Furniture and fixtures..................................... 3 to 10 years

   Balances of major classes of assets and accumulated depreciation at December 31 are as follows:

                                                                1998     1999
                                                              -------- --------
   Land, building and building improvements.................. $   56.3 $   49.2
   Leasehold improvements....................................    637.7    755.8
   Equipment and other.......................................    386.2    549.3
   Furniture and fixtures....................................    294.0    321.5
   Capital leases............................................    248.3    250.2
                                                              -------- --------
     Total...................................................  1,622.5  1,926.0
   Less: accumulated depreciation............................    627.2    777.7
                                                              -------- --------
   Property and equipment, net............................... $  995.3 $1,148.3
                                                              ======== ========

   Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense, including capital lease amortization, was $253.8 million
(1997), $212.7 million (1998) and $220.5 million (1999). Depreciation expense related to capital leases was $30.6 million (1997), $29.7 million (1998) and $24.0 million (1999).

   Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in general and administrative expense.

 Store Closures

   Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any, and are expensed along with any leasehold improvements. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold.

 Intangible Assets

   Intangible assets include the cost of acquired businesses in excess of the fair market value of tangible assets and liabilities arising from the allocation of purchase prices ("goodwill"), which principally relates to Viacom's acquisition of the Company in 1994, and the resulting pushdown of goodwill with the transaction.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


   Blockbuster's intangible assets are stated at historical allocated cost less accumulated amortization. Blockbuster amortizes intangible assets on a straight-line basis as follows: for goodwill, over the estimated useful life, not exceeding 40 years; for trademarks, over the estimated remaining economic life, not exceeding 40 years; and for reacquired franchise rights, not exceeding 20 years, the life of the franchise agreement.

   Amortization expense related to intangible assets was $168.7 million (1997), $170.2 million (1998) and $171.8 million (1999).

   Intangible assets at December 31 consist of the following:

                                                               1998     1999
                                                             -------- --------
   Goodwill................................................. $6,752.7 $6,807.8
   Other intangibles (trademarks and reacquired franchise
    rights).................................................     11.8     25.0
                                                             -------- --------
     Total..................................................  6,764.5  6,832.8
   Less: accumulated amortization...........................    708.9    856.9
                                                             -------- --------
   Intangibles, net......................................... $6,055.6 $5,975.9
                                                             ======== ========

 Impairment of Long-Lived Assets

   The Company assesses long-lived assets (primarily property, plant and equipment and goodwill) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows generated by these assets to the assets' net carrying value. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair value. Impairment review of long-lived assets associated with the Company's stores is performed on a market-by-market basis and country-by-country basis.

 Capitalized Software Costs

   The Company capitalizes qualifying costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software which ranges between three and five years. Amortization expense for 1998 and 1999 was $4.4 million and $3.9 million, respectively.

 Fair Value of Financial Instruments

   At December 31, 1998 and 1999, the Company's carrying value of financial instruments approximates fair value due to the short-term maturities of these instruments or variable rates of interest. During 1997, 1998 and 1999, no financial instruments were held or issued for trading purposes.

   The Company's receivables do not represent significant concentrations of credit risk at December 31, 1999, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

 Foreign Currency Translation and Transactions

   The financial statements of the Company's foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 1997, 1998 and 1999. Net foreign currency transaction gains and losses were not significant for any of the years presented, except for 1997, in which the Company recognized a gain of approximately $8.0 million, which is included in general and administrative expenses in the Consolidated Statements of Operations.

 Rental Revenue and Merchandise Sales

   Revenues are generally recognized at the time of sale or rental. Rental revenue includes sales of previously viewed videotapes, DVDs and previously played video games.

 Franchise Fees

   The Company executes franchise agreements covering retail locations which provide the terms of the arrangement with the franchisee. The franchise agreements generally require an initial fee, an area development fee for each store opened and continuing fees based upon a percentage of sales.

   The Company recognizes initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed. Area development fees are recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed. Continuing fees based upon a percentage of sales are recognized when earned.

   Direct costs of sales and servicing of franchise agreements are charged to expense as incurred.

 BLOCKBUSTER REWARDS Revenue

   Blockbuster's premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER REWARDS program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably over the period benefited and is included in other revenue.

 Advertising Expenses

   Advertising costs are expensed the first time the advertising takes place. Media (television and print) placement costs are expensed in the month the advertising appears.

 Gift Card Liability

   Gift card liabilities are recorded at the time of sale with the costs of designing, printing and distributing the cards recorded as expense as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards at any BLOCKBUSTER store.

 Refranchising Gains (Losses)

   Refranchising gains (losses) include gains or losses on sales of company-operated stores to franchisees. The Company includes direct administrative costs of refranchising in the gain or loss calculation. Gains (losses) are recognized on store refranchising as a component of general and administrative expense. Gains are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and when the Company is satisfied that the franchisee can meet its current obligations.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


 Income Taxes

   Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years' differences between the tax bases of assets and liabilities and their financial reporting basis. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 Net Income (Loss) Per Share

   Basic income (loss) per share has been computed using the weighted average number of shares of common stock of the Company (inclusive of class A and class B common stock) outstanding for each period presented. The dilutive effect of stock options is included in the calculation of diluted income (loss) per share using the treasury stock method.

   The calculation of basic and diluted income (loss) per share is summarized as follows:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1997      1998     1999
                                                   --------  --------  -------
Basic income (loss) per share:
Net income (loss)................................. $ (318.2) $ (336.6) $ (69.2)
                                                   --------  --------  -------
Weighted average common shares outstanding (1)....    144.0     144.0    156.1

Basic earnings (loss) per share...................... $ (2.21) $ (2.34) $(0.44)
                                                      =======  =======  ======
Diluted income (loss) per share:
Net income (loss).................................... $(318.2) $(336.6) $(69.2)
                                                      -------  -------  ------
Weighted average common shares outstanding (1).......   144.0    144.0   156.1
Incremental shares assuming dilution (2).............     --       --      --
                                                      -------  -------  ------
Weighted average common shares assuming dilution.....   144.0    144.0   156.1
                                                      =======  =======  ======
Diluted earnings (loss) per share.................... $ (2.21) $ (2.34) $(0.44)
                                                      =======  =======  ======

--------
(1) Effective August 3, 1999, as discussed in Note 1, the Company was recapitalized to provide for class A common stock and class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of class B common stock has been retroactively reflected for the purposes of presenting net income (loss) per share for the periods prior to the Offering.
(2) Options to purchase 11,235,479 shares of class A common stock were outstanding at December 31, 1999 but were not included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock. No Blockbuster options were outstanding prior to August 11, 1999, the effective date of the Company's Offering.

 Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation is the only item of other comprehensive income impacting the Company. There is no tax effect associated with comprehensive income (loss) as the foreign currency translation adjustments are associated with operations located in foreign jurisdictions with operating tax losses.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into income when the forecasted transaction affects income. Gains and losses on all other forms or derivatives will be recognized in income in the period of change. The Company will adopt SFAS 133 effective January 1, 2001 and anticipates that its adoption will not have a material effect on its consolidated financial statements.

Note 3 -- Change in Accounting Method for Rental Library

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library. Blockbuster adopted this new method of amortization because it implemented a new business model, including revenue-sharing agreements with Hollywood studios, which dramatically increased the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue-sharing allows Blockbuster to purchase videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster changed its method of amortizing rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

   Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, generally to $8 per unit, with the remaining base stock videocassette cost amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes (generally greater than four copies per title for each store) are amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games and DVD's are amortized on an accelerated basis over a 12-month period to an estimated $10 and $4 salvage value, respectively. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

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

   The Company believes that the new amortization method developed for Blockbuster's new business model results in a better matching of revenue and expense recognition. Under the new model, cost of sales attributable to videocassettes is comprised of revenue-sharing payments, which are expensed when the related revenue is recognized, amortization of product costs and residual values of previously viewed tapes and games upon sale.

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

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

Note 4 -- Special Item Charges and Restructuring

   During the second quarter of 1997, the Company shifted its strategic emphasis from retailing a broad assortment of merchandise to focusing on its core rental business. Rationalization of the retail product lines such as sell through video, confectionery items, literature, music and fashion merchandise allowed the Company to devote more management time and attention, as well as retail floor selling space, to its rental video and game business. In addition, as part of its efforts to improve the performance of its operations, the Company adopted a plan to close consistently under-performing stores primarily located in the United States, United Kingdom and Australia and to exit the German market. The Company also recognized a charge associated with its joint venture operations in Japan.

   As a result, the Company recorded a pre-tax charge of approximately $250 million (the "Charge"). The Charge consisted principally of $100.8 million recognized as cost of merchandise sold for a reduction in the carrying value of excess merchandise inventories, $69.6 million for the reorganizing of operations and closing of under-performing stores and $39.3 million recognized as general and administrative expenses, primarily related to additional relocation costs incurred in connection with the move of the Company's employees, corporate offices and data center during 1998 from Fort Lauderdale, Florida to Dallas, Texas. In addition, the Charge consisted of $29.4 million, recognized as part of the equity in loss of affiliated companies, associated with the Company's debt guarantee of joint venture operations in Japan. The Company had fully satisfied its obligations related to the debt guarantee as of December 31, 1998.

   The $69.6 million charge is comprised of a $41.8 million non-cash impairment charge associated with long-lived assets and a $27.8 million charge for lease exit obligations. These amounts have been recognized as depreciation expense and general and administrative expense, respectively. Through December 31, 1999, the Company has paid and charged approximately $19.9 million against the lease exit obligations.

   Also in the second quarter of 1997, as part of the Company's strategic initiatives, management made the decision to dispose of certain investments that did not relate to the Company's core business. The Company recognized a non-cash charge of $27.1 million to write down these non-strategic investments to their net realizable value. This charge is reflected in "Other items, net" in the Consolidated Statements of Operations.

   During 1998, the Company revised its estimate of net realizable value associated with certain investments referred to above. An additional provision of approximately $10.5 million was recognized in the fourth quarter to reflect this change in estimate and was included in "Other items, net."

Note 5 -- Stock Option Plans

   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans and accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom typically do not issue options at exercise prices below the market value at date of grant.

   Had compensation expense for Viacom's and Blockbuster's stock option plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by $2.2 million ($1.4 million after tax or $0.01 per basic and diluted share), $4.1 million ($2.6 million after tax or $0.02 per basic and diluted share) and $12.3 million ($7.5 million after tax or $0.05 per basic and diluted share) in 1997, 1998 and 1999. These pro forma effects may not be representative of expense in future periods

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years. Options issued prior to January 1, 1995 were excluded from the computation.

 Blockbuster Long-Term Management Incentive Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (the "Plan") for the benefit of its employees and directors. An aggregate of 25,000,000 shares of class A common stock was reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. The purpose of the Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding stock options generally vest over a five-year period from the date of grant and expire 10 years after the date of grant.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                           1999
                                                                           ----
   Expected dividend yield (a)............................................  0.6%
   Expected stock price volatility........................................ 45.0%
   Risk-free interest rate................................................  6.2%
   Expected life of options (years).......................................  7.0

--------
(a) Management's current intention is to pay quarterly dividends of $0.02 per share each quarter on both class A common stock and class B common stock.

   The weighted-average fair value of each option as of the grant date was $7.98.

   The following table summarizes stock option activity pursuant to Blockbuster's stock option plan:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
   Balance at December 31, 1998....................        --        $  --
     Granted....................................... 11,573,108        14.99
     Exercised.....................................        --           --
     Cancelled.....................................    337,629        15.00
                                                    ----------
   Balance at December 31, 1999.................... 11,235,479       $14.99
                                                    ==========

   The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 1999:

                                    Outstanding                          Exercisable
                 ------------------------------------------------- ------------------------
   Range of                 Remaining Contractual Weighted-Average         Weighted-Average
Exercise Prices   Options       Life (Years)       Exercise Price  Options  Exercise Price
---------------  ---------- --------------------- ---------------- ------- ----------------
$13.50
 to
 $15.00          11,235,479          9.7               $14.99        --          $ --

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


 Viacom's Long-term Incentive Plan

   Certain of the Company's employees have been granted Viacom stock options under Viacom's Long-term Incentive Plans (the "Viacom Plans"). The purpose of the Viacom Plans is to benefit and advance the interests of Viacom by rewarding certain key employees for their contributions to the financial success of Viacom and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a four to six-year period from the date of grant and expire 10 years after the date of grant.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1997  1998  1999
                                                               ----  ----  ----
   Expected dividend yield (b)................................  --    --    --
   Expected stock price volatility............................ 31.8% 32.7% 29.6%
   Risk-free interest rate....................................  6.0%  5.5%  6.1%
   Expected life of options (years)...........................  6.0   6.0   7.5

--------
(b) Viacom has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

   On February 25, 1999, the Board of Directors of Viacom declared a 2-for-1 common stock split, effected in the form of a dividend. The additional shares were issued on March 31, 1999 to stockholders of record on March 15, 1999. All Viacom stock options and per share amounts have been adjusted to reflect the stock split for all periods presented.

   The weighted-average fair value of each option as of the grant date was $6.58, $12.97 and $19.89 in 1997, 1998 and 1999, respectively.

   The following table summarizes stock option activity under Viacom's various plans as it relates to Blockbuster's employees:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
Balance at December 31, 1996....................... 13,181,030       $15.77
  Granted..........................................  2,596,000        15.32
  Exercised........................................  2,778,348        14.58
  Cancelled........................................  2,766,482        15.76
                                                    ----------
Balance at December 31, 1997....................... 10,232,200        15.98
  Granted..........................................    506,320        30.31
  Exercised........................................  7,102,920        14.39
  Cancelled........................................    414,356        16.00
                                                    ----------
Balance at December 31, 1998.......................  3,221,244        21.75
  Granted..........................................     40,000        42.13
  Exercised........................................    634,052        14.88
  Cancelled........................................    153,198        15.02
                                                    ----------
Balance at December 31, 1999.......................  2,473,994       $24.26
                                                    ==========

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

   The following table summarizes information concerning currently outstanding and exercisable Viacom stock options issued to Blockbuster employees at December 31, 1999:

                               Outstanding                        Exercisable
                 ------------------------------------------ ------------------------
                               Remaining
   Range of                   Contractual  Weighted-Average         Weighted-Average
Exercise Prices   Options     Life (Years)  Exercise Price  Options  Exercise Price
---------------  ---------    ------------ ---------------- ------- ----------------
$10 to $15          15,000        7.62          $14.94          --          --
 15 to  20       1,760,188        7.18           15.35      257,251      $15.39
 30 to  35         480,320        8.55           30.56          --          --
 35 to  45          40,000        9.25           42.13          --          --
  3 to  25(c)      178,486(c)     3.60           10.93      178,486       10.93
                 ---------                                  -------
                 2,473,994                                  435,737
                 =========                                  =======

--------
(c) Represents information for options assumed with the Viacom acquisition of Blockbuster.

Note 6--Accrued Expenses

   The Company's accrued expenses consist of the following:

                                                                   At December
                                                                       31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Accrued compensation.......................................... $ 55.9 $ 70.1
   Accrued gift card liability...................................   65.9   89.3
   Accrued sales tax.............................................   24.5   31.0
   Accrued property tax..........................................   38.9   51.9
   Accrued revenue-sharing.......................................   38.0   56.7
   Restructuring reserve.........................................   14.2    --
   Store closure reserves........................................   15.0   15.4
   Assigned Music liabilities....................................   43.7   18.9
   Deferred reward card revenue..................................    1.2   14.5
   Accrued interest payable......................................     .3    8.2
   Accrued self-insurance........................................    6.4    6.4
     Other.......................................................   57.8   60.1
                                                                  ------ ------
                                                                  $361.8 $422.5
                                                                  ====== ======

Note 7--Related Party Transactions

   Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. Prior to the Offering, the allocation of these expenses was generally based on actual costs incurred by Viacom. The charges for services were $9.2 million (1997), $12.5 million

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

(1998) and $7.7 million (1999). Management believes that the methodologies used to allocate the charges was reasonable, however, these allocations of costs and expenses do not necessarily indicate the cash and expenses that would have been or will be incurred by the Company on a stand-alone basis.

   Prior to the Offering Viacom paid certain insurance premiums on behalf of the Company for certain worker's compensation, property, general liability and group insurance policies. Insurance expense related to these policies was $13.3 million (1997), $16.0 million (1998) and $10.4 million (1999) and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations. See Note 13 for pension plan and additional employee benefit costs charged by Viacom to the Company.

   Viacom generally did not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations. See Note 8 for interest expense charged by Viacom to the Company.

   The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from Paramount Pictures Corporation. Total purchases were $77.5 million, $110.1 million and $112.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $12.5 million, $19.1 million and $15.7 million for the years ended December 31, 1997, 1998 and 1999, respectively.

   The Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), an affiliate of Viacom. Pursuant to this agreement, for one year, Blockbuster will provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVN Online and its direct and indirect affiliates for internal use so long as Viacom is in control of MTVN Online and such affiliates. In return, MTVN will pay Blockbuster a total of $18 million plus costs, of which $4.5 million was received in 1999.

   In addition, during this one year period, MTVN will have an option to pay an additional $5 million to extend in perpetuity the license to use the customer database. If MTVN exercises this option, it will provide Blockbuster, for internal use, with access to MTVN's Leisure Time Study, a proprietary study of how consumers choose among the increasing number of media, entertainment and other leisure time activities available to them. At any time, the Company has the right to terminate this option or MTVN's perpetual license for a fee of $25 million. In such event, the Company's access to MTVN's Leisure Time study also terminates.

   In conjunction with the sale by a related party of Blockbuster Music ("Music") to Wherehouse Entertainment, Inc. ("Wherehouse"), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67 million of which $18.9 million remains in current liabilities at December 31, 1999.

   All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

Note 8--Notes Payable to Viacom

   In March 1998, the Company entered into a ten-year term loan for Cdn $65.8 million to repay the existing credit facility. In June 1998, the note was sold to a Viacom affiliate and, accordingly, was reflected as part of notes payable to Viacom which was subsequently retired.

   Funds advanced by Viacom to the Company to fund certain international operations were recognized as intercompany loans. These intercompany loans were purchased and retired by the Company with borrowings from the Company's credit agreement as part of its reorganization transactions as described in Note 1.

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee which was funded with the proceeds of two notes payable to Viacom which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 9.

   On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds were provided under the Company's new credit agreement, as discussed in
Note 9. The remaining $157 million was paid with cash from Viacom and has been recognized as a capital contribution in Viacom's net equity investment.

   Interest expense charged by Viacom approximated $10.1 million, $8.4 million and $49.1 million for the years 1997, 1998 and 1999, respectively, and reflects market-based rates.

Note 9--Credit Agreement and Other Debt

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million long-term revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million short-term revolver due June 19, 2000, which was subsequently reduced with proceeds from the Offering as described below. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.4% for 1999).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The weighted average interest rate at December 31, 1999 for these borrowings was 7.9%. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from the Offering. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion. The Company had $270.0 million of available borrowing capacity under the Blockbuster Credit Agreement at December 31, 1999.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


   During 1999 the Company also entered into two additional lines of credit with banks. In August 1999, the Company secured a one-year line of credit of $45.0 million from Bank of New York. In October 1999, the Company secured a one-year line of credit of $30.0 million from Bank of America. Neither line had an outstanding balance at December 31, 1999. These lines of credit are used for back up for the Blockbuster Credit Agreement and may be used for general corporate purposes.

   Short-term debt consists of the following:

                                                              At December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------- --------
   Short-term revolving credit facility, interest rate 7.9%
    at December 31, 1999, due June 2000..................... $     --  $  157.1
                                                             ========= ========

   Long-term debt consists of the following:

                                                              At December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------- --------
   Notes payable to Viacom, weighted average interest rate
    6.2% at
    December 31, 1998, retired with proceeds from the
    Blockbuster Credit Agreement in June 1999...............  $1,576.4 $    --
   Term loan, interest rate 7.8% at December 31, 1999, due
    in quarterly Installments beginning April 2002..........       --     600.0
   Long-term revolving credit facility, interest rate 8.0%
    at December 31, 1999, due July 2004.....................       --     430.0
                                                             --------- --------
     Total long-term debt................................... $ 1,576.4 $1,030.0
                                                             ========= ========

   Maturities on debt are as follows:

   2000..................................................... $   157.1
   2001.....................................................       --
   2002.....................................................     150.0
   2003.....................................................     275.0
   2004.....................................................     605.0
                                                             ---------
                                                             $ 1,187.1
                                                             =========

   Interest expense related to capital leases was $18.7 million, $18.5 million and $16.0 million for the years ended December 31, 1997, 1998 and 1999, respectively. See Note 12 for further information regarding capital lease obligations.

Note 10--Viacom's Net Equity Investment

   Prior to the Offering, Viacom funded the working capital requirements of the Company based upon a centralized cash management system. Viacom's net equity investment included accumulated equity as well as any non-interest-bearing payable and receivable due to/from Viacom resulting from cash transfers and other intercompany activity. Viacom generally did not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations. Prior to the Offering, Viacom's net equity investment was recapitalized into the Company's class B common stock.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


Note 11--Income Taxes

   The Company is included in consolidated federal, state and local income tax returns filed by Viacom. However, the tax benefit (provision) reflected in the Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis. The current income tax liabilities for the periods presented prior to the Offering were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in Viacom's net equity investment in the Consolidated Balance Sheets.

   The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the Offering on August 16, 1999 the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the Viacom group. With respect to tax attributes such as net operating losses, tax credits and capital losses, the Company will have the right of reimbursement or offset, which will be determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used. There is also a requirement for the Company, if so requested by Viacom, to surrender certain tax losses of United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation.

   The tax matters agreement specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom's consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999.

   The Company's tax effected net operating loss carryforwards at December 31, 1999 are primarily attributable to domestic ($8.2 million) and foreign subsidiaries ($47.7 million). These losses are subject to certain restrictions and limitations in accordance with domestic and foreign tax laws. A valuation allowance has been provided primarily related to foreign loss carryforwards and certain foreign deferred tax assets as the Company believes that it is more likely than not that these tax benefits will not be realized or will be subject to surrender to Viacom without compensation. The Company continually reviews the net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilizable in the future. Of the total tax effected net operating losses, $21.0 million has no expiration date, $0.9 million expires in 2000 and $34.0 million expires thereafter.

   Losses accounted for under the equity method of accounting are shown net of tax in the Consolidated Statements of Operations. Included in equity in loss of affiliated companies, net of tax of $18.9 million (1997), $1.3 million (1998) and $2.8 million (1999) are a tax benefit of $12.7 million for 1997, a tax provision of $0.2 million for 1998 and a tax benefit of $0.4 for 1999.

   Income (loss) before income taxes are attributable to the following jurisdictions:

                                                        Year Ended December
                                                                31,
                                                       ------------------------
                                                        1997     1998     1999
                                                       -------  -------  ------
   United States...................................... $(167.3) $(313.6) $ 28.5
   Foreign............................................  (102.0)   (81.1)  (23.1)
                                                       -------  -------  ------
                                                       $(269.3) $(394.7) $  5.4
                                                       =======  =======  ======

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


   Components of the income tax benefit (provision) are as follows:

                                                        Year Ended December
                                                                31,
                                                        ----------------------
                                                         1997    1998    1999
                                                        ------  ------  ------
   Current:
     Federal........................................... $ 89.7  $ 51.2  $ 95.4
     State and local...................................    3.4     3.0    14.0
     Foreign...........................................   (1.6)   (2.9)   (7.3)
                                                        ------  ------  ------
                                                          91.5    51.3   102.1
   Deferred............................................ (121.5)    8.1  (173.9)
                                                        ------  ------  ------
                                                        $(30.0) $ 59.4  $(71.8)
                                                        ======  ======  ======

   The following table reconciles the income tax benefit (provision) at the expected U.S. statutory rate to that in the financial statements:

                                                        Year Ended December
                                                                31,
                                                        ----------------------
                                                         1997    1998    1999
                                                        ------  ------  ------
   Statutory U.S. tax benefit (provision).............. $ 94.3  $138.2  $ (1.9)
   Amortization of non-deductible goodwill.............  (63.3)  (61.5)  (58.4)
   State and local taxes, net of federal tax benefit...    4.2    16.2     0.5
   Effect of foreign operations........................  (64.4)  (33.9)   (9.8)
   Other, net..........................................   (0.8)    0.4    (2.2)
                                                        ------  ------  ------
   Tax benefit (provision)............................. $(30.0) $ 59.4  $(71.8)
                                                        ======  ======  ======

   The following is a summary of the deferred tax accounts in accordance with SFAS 109:

                                                                 Year Ended
                                                                December 31,
                                                                -------------
                                                                1998    1999
                                                                -----  ------
   Deferred tax assets:
     Reserves and accrued liabilities.......................... $38.6  $ 15.9
     Book-tax basis differences in rental library and other
      assets...................................................  60.1     --
     Book-tax basis differences in investments.................  10.7    19.7
     Net operating loss carryforwards..........................  50.7    55.9
                                                                -----  ------
     Total deferred tax assets................................. 160.1    91.5
     Less: Valuation allowance................................. (67.6)  (72.8)
                                                                -----  ------
     Net deferred tax assets...................................  92.5    18.7
                                                                -----  ------
   Deferred tax liabilities:
     Deferred expenses......................................... (13.6)  (22.7)
     Book-tax basis differences in rental library and other
      assets...................................................   --    (91.0)
                                                                -----  ------
     Total deferred tax liabilities............................ (13.6) (113.7)
                                                                -----  ------
     Total net deferred tax assets (liabilities)............... $78.9  $(95.0)
                                                                =====  ======

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


Note 12--Commitments and Contingencies

   The Company has long-term non-cancellable lease commitments for various real and personal property and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

   At December 31, 1999, minimum rental payments under non-cancellable leases are as follows:

                                                               Operating Capital
                                                               --------- -------
   2000....................................................... $  411.4  $ 42.7
   2001.......................................................    355.7    34.4
   2002.......................................................    304.1    29.9
   2003.......................................................    272.9    26.1
   2004.......................................................    197.3    20.7
   2005 and thereafter........................................    652.8    34.8
                                                               --------  ------
   Total minimum lease payments............................... $2,194.2  $188.6
                                                               ========
   Less amount representing interest..........................             50.5
                                                                         ------
   Present value of net minimum payments......................           $138.1
                                                                         ======

   Rent expense was $355.3 million (1997), $409.8 million (1998) and $454.0 million (1999). Subtenant rental income was $4.8 million (1997), $5.6 million
(1998) and $7.4 million (1999). Future minimum lease payments have not been reduced by future minimum subtenant rental income of $98.4 million. No contingent rentals were paid during the three years ended December 31, 1999.

   In October 1998, Music stores were sold to Wherehouse. Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The remaining lease terms expire on various dates through 2007. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements. If Wherehouse defaults, related losses could materially affect future operating income.

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

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserts, among other things, that by entering into and operating under its revenue-sharing agreements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. The plaintiff is seeking triple the amount of his alleged actual damages and triple the amount of alleged actual damages of those similarly situated, all under the Texas Free Enterprise and Antitrust Act. The dollar amount that the plaintiff is alleging as the actual damages to himself and those similarly situated is not set forth in his complaint. Blockbuster believes that the plaintiff's position is completely without merit, and Blockbuster intends to vigorously defend itself in the litigation.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


   In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. These plaintiffs are seeking triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. If Viacom is required to pay any damage award as a result of this litigation, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement.

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

Note 13--Pension Plans and Other Employee Benefits

   Viacom has a noncontributory defined benefit pension plan in which the Company's employees were covered up through December 31, 1999. Retirement benefits were based principally on years of service and salary. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom's pension plan.

   The Company's employees were also offered participation in Viacom's 401(k) savings plan until April 1999. At that time the Company set up its own 401(k) savings plan that mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. The Company invests matching contributions in Viacom's class B common stock.

   Viacom has charged the Company for pension and 401(k) savings plan expenses of $4.6 million (1997), $5.3 million (1998) and $5.6 million (1999).

   Viacom and the Company also provide other employee benefits to the Company's employees, including medical, dental, life and disability insurance costs.

   Management believes that the methodologies used to allocate pension and other employee benefit charges to the Company are reasonable.

Note 14--Sales of Store Operations to Franchisees

   During 1999, Blockbuster sold certain stores to franchisees for $66.4 million as part of the Company's strategy to maintain an optimal mix of company-operated and franchised stores. As a result of these sales, Blockbuster received $36.1 million in cash and $30.3 million in notes receivable and recognized a net gain of $19.9 million, as a reduction of general and administrative expenses. These notes are classified as other current assets and other assets in the Company's Consolidated Balance Sheet and were $3.4 million and $26.7 million, respectively at December 31, 1999. Interest on these notes range from prime plus 1% to 11.2%. Maturity dates range from June 2000 to December 2009 with payments made on a monthly basis.

                               BLOCKBUSTER INC.

            (Tabular amounts in millions except per share amounts)


Note 15--Acquisitions

   During 1997, 1998 and 1999, the Company acquired several businesses that own and operate videocassette rental stores. The aggregate purchase price, consisting of cash consideration and notes for these businesses approximated $79.0 million (1997), $34.2 million (1998) and $111.7 million (1999) and was primarily allocated to video rental library, property and equipment and intangible assets.

   All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immateriality of the acquisitions.

Note 16--Equity Investments

   The Company had a 50% interest in a joint venture located in Japan which owned and operated videocassette rental stores. As discussed in Note 4, during 1997 the Company recognized a charge of $29.4 million (approximately $17.6 million net of tax) related to debt guarantees in recognition of the joint venture's financial condition. The Company recognized its proportionate share of this joint venture's net operating loss to the extent of its investment of $12.1 million in 1997. Through December 31, 1998, the Company had fully satisfied its obligations related to its Japan debt guarantees. As of December 31, 1997 and 1998, the Company had no remaining net investment in its Japan joint venture and disposed of its interest in this joint venture in 1999.

Note 17--Supplemental Cash Flow Information

   Cash flows from operating activities included cash payments as follows:

                                                                Year Ended
                                                               December 31,
                                                            ------------------
                                                            1997  1998   1999
                                                            ----- ----- ------
   Cash payments for interest.............................. $20.4 $27.2 $109.3

   Supplemental schedule of non-cash financing and
    investing activities:
     Notes received from sale of store operations (Note
      14).................................................. $ --  $ --  $ 30.3
     Retail stores acquired under capital leases...........  14.4   3.8   11.8

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom in the form of an interest-bearing promissory note to Viacom International Inc.

   All income tax obligations prior to the offering have been satisfied by Viacom as the Company has been included in Viacom's consolidated tax return. Subsequent to the offering, the Company will continue to be included in Viacom's consolidated tax return until the split-off; however, to the extent the Company will have a tax liability on a stand-alone basis, such amounts will be remitted to Viacom.

Note 18--Operating Segments and Geographic Area

   Beginning in the fourth quarter of 1999, Blockbuster began operating in two segments: (i) home video, DVD and video game rental and retailing, which Blockbuster refers to as the video segment, and (ii) new technologies.

    (i) Video

        Through the video segment, Blockbuster operates 5,879 video stores and its franchisees and/or joint ventures operate 1,274 video stores located throughout the United States.

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)


     (ii) New Technologies

          Through the new technologies segment, Blockbuster operates the Internet site, blockbuster.com, and the newly formed division, Digital Networks, which is responsible for exploring various forms of electronic entertainment delivery including video on demand.

   The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. The Company evaluates performance based on many factors. One of the primary measures is operating income. Operating income is defined as income before interest, equity in loss of affiliated companies, other items and income taxes.

   The following tables set forth the Company's financial results by operating segments.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
   Revenues:
     Video......................................  $3,313.6  $3,893.4  $4,463.3
     New technologies...........................       --        --        0.2
                                                  --------  --------  --------
       Total revenues...........................  $3,313.6  $3,893.4  $4,463.5
                                                  ========  ========  ========
   Operating income (loss):
     Video......................................  $ (214.6) $ (359.2) $  128.7
     New technologies...........................       --        --       (7.0)
                                                  --------  --------  --------
       Total operating income (loss)............  $ (214.6) $ (359.2) $  121.7
                                                  ========  ========  ========
   Depreciation and amortization (including tape
    amortization):
     Video......................................  $1,222.4  $1,518.8  $1,067.0
     New technologies...........................       --        --        0.4
                                                  --------  --------  --------
       Total depreciation and amortization......  $1,222.4  $1,518.8  $1,067.4
                                                  ========  ========  ========
   Total assets:
     Video......................................  $8,731.0  $8,274.8  $8,505.0
     New technologies...........................       --        --       35.8
                                                  --------  --------  --------
       Total assets.............................  $8,731.0  $8,274.8  $8,540.8
                                                  ========  ========  ========
   Capital expenditures:
     Video......................................  $  262.2  $  175.0  $  341.1
     New technologies...........................       --        --       33.3
                                                  --------  --------  --------
       Total capital expenditures...............  $  262.2  $  175.0  $  374.4
                                                  ========  ========  ========

                                BLOCKBUSTER INC.

             (Tabular amounts in millions except per share amounts)

   Information regarding the Company's operations by geographic area is presented below. The principal geographic areas of the Company's operations are the United States and Europe. Operations in Latin America, Australia, Canada and Asia are classified in "International-all other." Intercompany transfers between geographic areas are not significant.

                                                     Year Ended or at December
                                                                31,
                                                     --------------------------
                                                       1997     1998     1999
                                                     -------- -------- --------
   Revenues:
     United States.................................. $2,611.5 $3,090.1 $3,596.8
     Europe.........................................    355.9    427.9    440.5
     International-all other........................    346.2    375.4    426.2
                                                     -------- -------- --------
       Total revenues............................... $3,313.6 $3,893.4 $4,463.5
                                                     ======== ======== ========
   Long-lived assets(1):
     United States(2)............................... $7,395.5 $6,942.2 $7,145.2
     Europe.........................................    380.9    362.8    357.3
     International-all other........................    295.4    245.6    284.6
                                                     -------- -------- --------
       Total long-lived assets...................... $8,071.8 $7,550.6 $7,787.1
                                                     ======== ======== ========

--------
(1) Includes all non-current assets, except deferred income taxes and Viacom tax receivable.
(2) Includes substantially all of the Company's intangible assets.

Note 19--Quarterly Financial Data (unaudited)

   Summarized quarterly financial data for 1998 and 1999 appears below:

                               First     Second    Third     Fourth    Total
                              Quarter   Quarter   Quarter   Quarter     Year
                              --------  --------  --------  --------  --------
1998(1)
Revenue.....................  $  931.2  $  890.0  $  985.4  $1,086.8  $3,893.4
Gross profit................  $  604.6  $  100.2  $  591.7  $  640.5  $1,937.0
Net income (loss)...........  $   15.8  $ (318.0) $  (21.5) $  (12.9) $ (336.6)
Net income (loss) per share:
 basic and diluted..........  $   0.11  $  (2.21) $  (0.15) $  (0.09) $  (2.34)
1999
Revenue.....................  $1,113.0  $1,041.7  $1,112.8  $1,196.0  $4,463.5
Gross profit................  $  671.2  $  645.3  $  681.4  $  703.1  $2,701.0
Net income (loss)...........  $   (3.4) $  (39.9) $  (19.1) $   (6.8) $  (69.2)
Net income (loss) per share:
 basic and diluted..........  $  (0.02) $  (0.28) $  (0.12) $  (0.04) $  (0.44)

--------
(1) The second quarter of 1998 included a $424.3 million charge for a change in estimate effected by a change in accounting principle for rental library. During the fourth quarter of 1998, the Company revised its estimate of net realizable value associated with the planned disposition of certain non-strategic investments and recognized an additional provision of approximately $10.5 million. See Notes 3 and 4 for further discussion on these items.

Note 20--Subsequent Events (unaudited)

   On February 15, 2000, the Board of Directors declared a cash dividend of $0.02 per share on class A and class B common stock, payable March 20, 2000, to stockholders of record at the close of business on February 28, 2000. The total dividend payment was approximately $3.5 million of which approximately
$2.9 million was paid to Viacom International Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this item regarding our directors is set forth in our Proxy Statement for our 2000 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11. Executive Compensation.

   The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Stockholders under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings "Executive Compensation-Report of the Senior Executive Compensation Committee on Executive Compensation" and "Comparative Performance Graph" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements.

     See Index to Consolidated Financial Statements on page 52 of this Form
  10-K.

   (b) Financial Statement Schedule

     See Index to Consolidated Financial Statements on page 52 of this Form
  10-K.

   (c) Exhibits.

  3.1   Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

  3.2   Bylaws of Blockbuster Inc. (3)

  4.1   Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

 10.1   Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc.
        and Viacom Inc.(2)

 10.2   Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.3   Transition Services Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.4   Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.5   Tax Matters Agreement between Blockbuster Inc and Viacom Inc. (2)

+10.6   Revenue-Sharing Agreement, dated as of November 21, 1997, between Blockbuster Inc. and
        Buena Vista Home Entertainment, Inc. (1)

+10.7   Revenue-Sharing Agreement, dated as of September 29, 1998, between Blockbuster Inc. and
        Twentieth Century Fox Home Entertainment, Inc. (1)

+10.8   Revenue-Sharing Agreement, dated as of August 25, 1998, between Blockbuster Inc. and
        Columbia TriStar Home Video, Inc. (1)

+10.9   Direct Revenue-Sharing Adjustable License Agreement, dated as of October 13, 1998, between
        Blockbuster Inc. and Universal Studios Home Video. (1)

+10.10  Revenue-Sharing Agreement, dated as of January 20, 1999, between Blockbuster Inc. and
        Warner Home Video, a division of Time Warner Entertainment Company, L.P. (1)

+10.11  Revenue-Sharing Term Sheet, dated as of July 29, 1999, between Blockbuster Inc. and
        Paramount Home Video. (1)

 10.12  Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999. (1) (4)

 10.13  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated December 16, 1996. (3) (4)

 10.14  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated May 12, 1997. (3) (4)

 10.15  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated December 1, 1998. (3) (4)

 10.16  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated as of January 1, 1998. (3) (4)

 10.17  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated December 1, 1998. (3) (4)

 10.18  Retention Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and
        Joe Phillips, dated June 22, 1998(3) (4)

10.19  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated June 1, 1998. (1) (4)

10.20  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1, 1998. (1) (4)

10.21  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999. (3) (4)

10.22  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999. (3) (4)

10.23  Blockbuster Inc. 1999 Long-Term Management Incentive Plan. (1) (4)

10.24  Blockbuster Inc. Senior Executive Short-Term Incentive Plan. (1) (4)

10.25  Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.
       (1)

10.26  Form of Promotional Services and Customer Database Services and License Agreement between the
       Registrant and MTV Networks, a division of Viacom International Inc. (1)

21.1   List of Subsidiaries of Blockbuster Inc. (3)

23.1   Consent of PricewaterhouseCoopers LLP. (3)

27.1   Financial Data Schedule. (3)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899).
(2) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(3) Filed herewith.
(4) The exhibit is a management contract or compensatory plan or arrangement.
+ Exhibits for which Blockbuster Inc. has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), as amended.

   (d) Reports of Form 8-K

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLOCKBUSTER INC.

                                                    /s/ John F. Antioco
                                          By: _________________________________
                                                      John F. Antioco
                                                   Chairman of the Board,
                                           President and Chief Executive Officer

                                                       March 24, 2000
                                          Date: _______________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                      Date
              ---------                             -----                      ----

By:  /s/  John F. Antioco              Chairman of the Board, President   March 24, 2000
    __________________________________  and Chief Executive Officer
    John F. Antioco                     (Principal Executive Officer)

By:  /s/  Larry J. Zine                  Executive Vice President and     March 24, 2000
    __________________________________      Chief Financial Officer
    Larry J. Zine                          (Principal Financial and
                                              Accounting Officer)

By:  /s/  Philippe P. Dauman                       Director               March 24, 2000
    __________________________________
    Philippe P. Dauman

By:  /s/  Thomas E. Dooley                         Director               March 24, 2000
    __________________________________
    Thomas E. Dooley

By:  /s/  Linda Griego                             Director               March 24, 2000
    __________________________________
    Linda Griego

By:  /s/  John L. Muething                         Director               March 24, 2000
    __________________________________
    John L. Muething

By:  /s/  Sumner M. Redstone                       Director               March 24, 2000
    __________________________________
    Sumner M. Redstone

                                 EXHIBIT INDEX

  3.1   Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

  3.2   Bylaws of Blockbuster Inc. (3)

  4.1   Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

 10.1   Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc.
        and Viacom Inc.(2)

 10.2   Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.3   Transition Services Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.4   Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. (2)

 10.5   Tax Matters Agreement between Blockbuster Inc and Viacom Inc. (2)

+10.6   Revenue-Sharing Agreement, dated as of November 21, 1997, between Blockbuster Inc. and
        Buena Vista Home Entertainment, Inc. (1)

+10.7   Revenue-Sharing Agreement, dated as of September 29, 1998, between Blockbuster Inc. and
        Twentieth Century Fox Home Entertainment, Inc. (1)

+10.8   Revenue-Sharing Agreement, dated as of August 25, 1998, between Blockbuster Inc. and
        Columbia TriStar Home Video, Inc. (1)

+10.9   Direct Revenue-Sharing Adjustable License Agreement, dated as of October 13, 1998, between
        Blockbuster Inc. and Universal Studios Home Video. (1)

+10.10  Revenue-Sharing Agreement, dated as of January 20, 1999, between Blockbuster Inc. and
        Warner Home Video, a division of Time Warner Entertainment Company, L.P. (1)

+10.11  Revenue-Sharing Term Sheet, dated as of July 29, 1999, between Blockbuster Inc. and
        Paramount Home Video. (1)

 10.12  Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999. (1) (4)

 10.13  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated December 16, 1996. (3) (4)

 10.14  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated May 12, 1997. (3) (4)

 10.15  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Mark T. Gilman, dated December 1, 1998. (3) (4)

 10.16  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated as of January 1, 1998. (3) (4)

 10.17  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated December 1, 1998. (3) (4)

 10.18  Retention Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and
        Joe Phillips, dated June 22, 1998(3) (4)

 10.19  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated June 1, 1998. (1) (4)

 10.20  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1, 1998. (1) (4)

 10.21  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999. (3) (4)

 10.22  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999. (3) (4)


10.23  Blockbuster Inc. 1999 Long-Term Management Incentive Plan. (1) (4)

10.24  Blockbuster Inc. Senior Executive Short-Term Incentive Plan. (1) (4)

10.25  Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.
       (1)

10.26  Form of Promotional Services and Customer Database Services and License Agreement between the
       Registrant and MTV Networks, a division of Viacom International Inc. (1)

21.1   List of Subsidiaries of Blockbuster Inc. (3)

23.1   Consent of PricewaterhouseCoopers LLP. (3)

27.1   Financial Data Schedule. (3)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899).
(2) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(3) Filed herewith.
(4) The exhibit is a management contract or compensatory plan or arrangement.
+ Exhibits for which Blockbuster Inc. has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), as amended.