Form 10-Q
period 2000-03-31
BLOCKBUSTER INC
filed 2000-05-15
CIK 1085734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR


           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to ____________

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

                              Yes  X       No ___
                                  ---

    Number of shares of common stock outstanding at May 11, 2000:

          Class A common stock, par value $.01 per share:   31,005,660
          Class B common stock, par value $.01 per share:  144,000,000

                                BLOCKBUSTER INC.
                              INDEX TO FORM 10-Q

                                                                                                          Page
                                                                                                         -----
                         PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


  Consolidated Statements of Operations (Unaudited)--for the Three Months ended
     March 31, 1999 and March 31, 2000..................................................................   3


  Consolidated Balance Sheets--at December 31, 1999 and March 31, 2000 (Unaudited)......................   4


  Consolidated Statements of Cash Flows (Unaudited)--for the Three Months ended March 31,
     1999 and March 31, 2000............................................................................   5


  Notes to Consolidated Financial Statements (Unaudited)................................................   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........  14


Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................  21

                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................  23

Item 5. Other Information...............................................................................  23

Item 6. Exhibits and Reports on Form 8-K................................................................  23

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)

                                                                                       Three Months Ended March 31,
                                                                                    -----------------------------------
                                                                                       1999                     2000
                                                                                    ----------               ----------
Revenues:
  Rental revenues..........................................................         $    952.0               $  1,024.4
  Merchandise sales........................................................              143.0                    170.5
  Other revenues...........................................................               18.0                     16.2
                                                                                    ----------               ----------
                                                                                       1,113.0                  1,211.1
                                                                                    ----------               ----------
Cost of sales:
  Cost of rental revenues..................................................              327.0                    360.7
  Cost of merchandise sold.................................................              114.8                    135.7
                                                                                    ----------               ----------
                                                                                         441.8                    496.4
                                                                                    ----------               ----------
  Gross profit.............................................................              671.2                    714.7
                                                                                    ----------               ----------

Operating expenses:
  General and administrative...............................................              472.1                    512.8
  Advertising..............................................................               55.7                     51.6
  Depreciation.............................................................               51.8                     61.1
  Amortization of intangibles..............................................               43.0                     44.5
                                                                                    ----------               ----------
                                                                                         622.6                    670.0
                                                                                    ----------               ----------
Operating income...........................................................               48.6                     44.7
  Interest expense.........................................................              (29.2)                   (29.4)
  Interest income..........................................................                0.6                      1.7
                                                                                    ----------               ----------

Income before income taxes.................................................               20.0                     17.0
  Provision for income taxes...............................................              (23.4)                   (21.7)
  Equity in income of affiliated companies, net of tax.....................                 --                      0.6
                                                                                    ----------               ----------
Net loss...................................................................         $     (3.4)              $     (4.1)
                                                                                    ==========               ==========

Net loss per share:
  Basic and diluted........................................................         $    (0.02)              $    (0.02)
                                                                                    ==========               ==========
Weighted average shares outstanding:
  Basic and diluted........................................................              144.0                    175.0
                                                                                    ==========               ==========

Cash dividends per common share............................................         $       --               $     0.02
                                                                                    ==========               ==========

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                          December 31,        March 31,
                                                                                             1999               2000
                                                                                          ------------      ------------
Assets                                                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents.........................................................       $  119.6          $  138.7
  Receivables, less allowances of $11.4 (1999) and $10.6 (2000).....................          130.8             151.5
  Merchandise inventories...........................................................          281.3             240.3
  Prepaid assets and other current assets...........................................          180.9             193.5
                                                                                           --------          --------
     Total current assets...........................................................          712.6             724.0

Rental library......................................................................          577.6             560.4
Tax receivable from Viacom..........................................................           41.1              43.3
Property and equipment, net.........................................................        1,148.3           1,131.2
Intangibles, net....................................................................        5,975.9           5,929.3
Other assets........................................................................           85.3              86.9
                                                                                           --------          --------
                                                                                           $8,540.8          $8,475.1
                                                                                           ========          ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................................       $  499.4          $  447.0
  Accrued expenses..................................................................          422.5             362.3
  Current portion of long-term debt.................................................          157.1             157.1
  Current portion of capital lease obligations......................................           29.7              24.5
  Deferred taxes....................................................................           22.7              26.4
                                                                                           --------          --------
     Total current liabilities......................................................        1,131.4           1,017.3

Long-term debt, less current portion................................................        1,030.0           1,070.0
Capital lease obligations, less current portion.....................................          108.4             107.9
Deferred taxes......................................................................           72.3              90.7
Other liabilities...................................................................           73.7              72.2
                                                                                           --------          --------
                                                                                            2,415.8           2,358.1
                                                                                           --------          --------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
     issued or outstanding..........................................................             --                --
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
     31.0 shares issued and outstanding.............................................            0.3               0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;
     144.0 shares issued and outstanding............................................            1.4               1.4
  Additional paid-in capital........................................................        6,180.3           6,176.8
  Retained deficit..................................................................          (10.9)            (15.0)
  Accumulated other comprehensive loss - foreign  currency translation adjustment...          (46.1)            (46.5)
                                                                                           --------          --------
     Total stockholders' equity.....................................................        6,125.0           6,117.0
                                                                                           --------          --------
                                                                                           $8,540.8          $8,475.1
                                                                                           ========          ========


           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                            Three Months Ended March 31,
                                                                                         -----------------------------------
                                                                                             1999                    2000
                                                                                         -----------             -----------
Cash flows from operating activities:
  Net loss.........................................................................      $     (3.4)             $      (4.1)
  Adjustments to reconcile net loss to net cash flow provided by operating activities:
     Depreciation and amortization.................................................           266.2                    282.2
     Deferred taxes................................................................            35.1                     22.1
     Equity in income of affiliated companies, net of tax..........................              --                     (0.6)
     Gain on sales of store operations, net........................................              --                     (0.9)
  Change in operating assets and liabilities:
     Increase in receivables.......................................................            (7.9)                   (20.8)
     Increase in tax receivable from Viacom........................................              --                     (2.2)
     Decrease in merchandise inventories...........................................             2.5                     40.6
     Increase in prepaid and other assets..........................................           (17.7)                   (11.2)
     Decrease in accounts payable..................................................           (96.4)                   (48.9)
     Decrease in accrued expenses and other liabilities............................           (11.9)                   (54.7)
                                                                                         ----------              -----------
Net cash flow provided by operating activities.....................................           166.5                    201.5
                                                                                         ----------              -----------

Cash flows from investing activities:
  Rental library purchases.........................................................          (181.0)                  (162.1)
  Capital expenditures.............................................................           (59.8)                   (41.6)
  Cash used for acquisitions.......................................................           (85.0)                    (3.5)
  Proceeds from sales of store operations..........................................              --                      1.9
  Investments in affiliated companies..............................................             0.4                     (2.0)
                                                                                         ----------              -----------
Net cash flow used in investing activities.........................................          (325.4)                  (207.3)
                                                                                         ----------              -----------

Cash flows from financing activities:
  Proceeds from credit agreement...................................................              --                     53.0
  Repayments on credit agreement...................................................              --                    (13.0)
  Net borrowings from Viacom.......................................................           114.0                       --
  Cash dividends...................................................................              --                     (3.5)
  Capital lease payments...........................................................            (9.4)                   (11.0)
  Capital contributions from Viacom, net...........................................            31.0                       --
                                                                                         ----------              -----------
Net cash flow provided by financing activities.....................................           135.6                     25.5
                                                                                         ----------              -----------

Effect of exchange rate changes on cash............................................            (0.7)                    (0.6)
                                                                                         ----------              -----------

Net increase (decrease) in cash and cash equivalents...............................           (24.0)                    19.1
Cash and cash equivalents at beginning of period...................................            99.0                    119.6
                                                                                         ----------              -----------

Cash and cash equivalents at end of period.........................................      $     75.0              $     138.7
                                                                                         ==========              ===========
Supplemental cash flow information.................................................
       Cash payments for interest..................................................      $      5.2              $      25.2
Noncash investing and financing activities.........................................
        Property and equipment acquired under capitalized leases...................      $      5.1              $       5.2

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


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

  As a part of the reorganization transactions (discussed below), the Company purchased stock and/or assets from affiliates of Viacom with cash funded by a bank credit agreement or contributed by Viacom in order to acquire certain international operations of the Company. Advances from Viacom to Blockbuster to fund these operations were historically treated as intercompany notes in the consolidated financial statements. The difference between the recorded intercompany notes payable to Viacom and the ultimate amount of the purchase price for the stock or assets of these operations was recognized as an adjustment to stockholders' equity.

  For all periods prior to the Offering, certain expenses reflected in the consolidated financial statements include an allocation of corporate expenses from Viacom. All such costs and expenses have been deemed to have been paid by the Company to Viacom in the period in which the costs were recorded. Allocations of current income taxes receivable or payable are deemed to have been remitted, in cash, by or to Viacom in the period the related income taxes were recorded. Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations or cash flows would have been if the Company had been a separate, stand-alone company during the periods presented.

  Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company, (2) on December 31, 1998, the Company declared a $1.4 billion dividend payable to Viacom International Inc. which was reflected as an interest-bearing note in the December 31, 1998 consolidated balance sheet, (3) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to repay debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, (4) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (5) effective August 3, 1999, the Company was recapitalized with class A common stock and class B common stock of which 144,000,000 shares of class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company (which represented all of the issued and outstanding common stock of the Company at that time) and, (6) effective on the Offering date, Blockbuster's intercompany cash transactions with Viacom were capitalized into Viacom's net equity investment.

                                BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


  On August 10, 1999 the Company sold to the public 31 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.8 million. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolver due June 19, 2000 as discussed in Note 4, and permanently reduced our borrowing capacity. Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of class A and class B common stock generally have identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

  In the opinion of management, the accompanying consolidated financial statements include all recurring adjustments and normal accruals necessary to present fairly the Company's financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

  These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") on March 24, 2000. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

  Basic loss per share has been computed using the weighted average number of shares of common stock of the Company (inclusive of class A and class B common stock) outstanding for each period presented. Any dilutive effect of stock options is included in the calculation of diluted earnings per share using the treasury stock method.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


     The calculation of basic and diluted loss per share is summarized as follows:

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                       1999                    2000
                                                                      ------                  ------
Basic loss per share:
     Net loss.................................................        $ (3.4)                 $ (4.1)
     Weighted average common shares outstanding (1)...........         144.0                   175.0
                                                                      ------                  ------
     Basic loss per share.....................................        $(0.02)                 $(0.02)
                                                                      ======                  ======

Diluted loss per share:
     Net loss.................................................        $ (3.4)                 $ (4.1)
     Weighted average common shares outstanding (1)...........         144.0                   175.0
     Incremental shares assuming dilution (2).................            --                      --
                                                                      ------                  ------
     Weighted average common shares assuming dilution.........         144.0                   175.0
                                                                      ======                  ======
     Diluted loss per share...................................        $(0.02)                 $(0.02)
                                                                      ======                  ======


(1) Effective August 3, 1999, as discussed in Note 1, the Company was recapitalized to provide for class A common stock and class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of class B common stock has been retroactively reflected for the purpose of presenting net loss per share for the periods prior to the Offering.

(2) Options to purchase approximately 10,253,000 shares of class A common stock were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the Company's common stock and any exercises would be anti-dilutive. No Blockbuster options were outstanding prior to the Offering.

Comprehensive Loss

     Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Foreign currency translation adjustment is the only item of other comprehensive income impacting the Company. There is no tax effect associated with comprehensive loss as the foreign currency translation adjustments are associated with operations located in foreign jurisdictions with operating tax losses.

Comprehensive loss for the three months ended March 31 was as follows:


                                                                       1999               2000
                                                                      -----              -----
Net loss......................................................        $(3.4)             $(4.1)
Foreign currency translation adjustment.......................         (3.7)              (0.4)
                                                                      -----              -----
Total comprehensive loss......................................        $(7.1)             $(4.5)
                                                                      =====              =====

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


Note 2--Related Party Transactions

  Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. Prior to the Offering, the allocation of these expenses was generally based on actual costs incurred by Viacom. The charges for such services for the three months ended March 31, 1999 were $3.1 million. Management believes that the methodologies used to allocate the charges were reasonable, however, these allocations of costs and expenses do not necessarily indicate the cash and expenses that would have been or will be incurred by the Company on a stand-alone basis.

  Prior to the Offering, Viacom paid certain insurance premiums on behalf of the Company for certain workers' compensation, property, general liability and group insurance policies. Insurance expense related to these policies was $3.6 million for the three months ended March 31, 1999 and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations.

  Viacom has a noncontributory defined benefit pension plan in which the Company's employees were covered through December 31, 1999. Retirement benefits were based principally on years of service and salary. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom's pension
plan.   The Company's employees were also offered participation in Viacom's
401(k) savings plan until April 1999. At that time the Company set up its own 401(k) savings plan that mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. The Company invests matching contributions in Viacom's class B common stock. Viacom charged the Company $1.2 million for pension and 401(k) savings plan expenses for the three months ended March 31, 1999. Viacom charged the Company $0.9 million for 401(k) savings plan expenses for the three months ended March 31, 2000.

  Viacom generally has not charged the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations discussed in Note 3. The notes payable to Viacom were refinanced on June 23, 1999 with a third party credit agreement as more fully discussed in Note 4. Interest expense related to intercompany debt for the three months ended March 31, 1999 was $24.8 million.

  The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from an affiliate of Paramount Pictures Corporation. Total purchases were $14.0 million and $36.5 million for the three months ended March 31, 1999 and 2000, respectively. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $4.2 million and $1.0 million for the three months ended March 31, 1999 and 2000, respectively.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


  The Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), a business unit of Viacom. Pursuant to this agreement, for one year, Blockbuster will provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use so long as Viacom is in control of MTVi Group, L.P. and such affiliates. In return, MTVN will pay Blockbuster $18 million plus costs, of which $9.0 million has been received through the first quarter of 2000.

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


Note 3--Notes Payable to Viacom

  On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee, which was funded with the proceeds of two notes payable to Viacom which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 4.

  On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds were provided under the Company's new credit agreement, as discussed in Note 4. The remaining $157 million was paid with cash from Viacom and was recognized as a capital contribution by Viacom during the second quarter of 1999.

Note 4--Credit Agreement

  On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million long-term revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million short-term revolver due June 19, 2000, which was subsequently reduced with proceeds from the Offering. Interest rates are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


  The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2000 the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

  On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The weighted average interest rate at March 31, 2000 for these borrowings was 8.0%. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from the Offering. These proceeds permanently reduced Blockbuster's commitments under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.46 billion by reducing the borrowing capacity under the short-term revolver to $157.1 million. The Company had $230.0 million of available borrowing capacity under the long-term revolver at March 31, 2000. As of March 31, 2000, the Company had $157.1 million outstanding under the short-term revolver which is due on June 19, 2000. Blockbuster expects to fund the repayment of this obligation by various external sources, including additional borrowings under the long-term revolver, an amendment to our existing credit agreement, or the issuance of debt securities.

  Blockbuster entered into two additional lines of credit with banks for $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 1999 or March 31, 2000.

Note 5--Commitments and Contingencies

  In October 1998, BLOCKBUSTER MUSIC stores ("Music") were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The terms of these leases expire on various dates through 2007. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements. If Wherehouse defaults, related losses could materially affect future operating income.

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

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


     As discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2000, on July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas against Blockbuster. In addition, as discussed in the Company's Form 10-K, a substantially similar complaint with different class representatives is pending in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under revenue-sharing agreements with Blockbuster. Since the filing of the Company's Form 10-K, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster have been added as parties plaintiff and defendant, respectively, in the federal court action. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and the Company.

     The Company is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies would not have a material adverse impact on the Company's consolidated financial statements or liquidity. However, there can be no assurances that future costs would not be material to results of operations or liquidity of the Company for a particular period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.


Note 6--Operating Segments and Geographic Area

     Beginning in the fourth quarter of 1999, Blockbuster began operating in two segments: (i) home video, DVD and video game rental and retailing, which Blockbuster refers to as the video segment, and (ii) new media (formerly called new technologies).

(i)  Video

     As of March 31, 2000, the video segment operated 5,954 video stores and its franchisees and/or joint ventures operated 1,294 video stores located throughout the United States, its territories and 26 other countries.

(ii) New Media

     Through the new media segment, Blockbuster operates its Internet site, blockbuster.com, and its newly formed division, Digital Networks, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

     The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services.

                                BLOCKBUSTER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)



 The following table sets forth the Company's financial results by operating segments:

                                                                          Three months ended March 31,
                                                                        -------------------------------
                                                                          1999                   2000
                                                                        --------               --------
  Revenues:
     Video.........................................................     $1,113.0               $1,210.9
     New media.....................................................           --                    0.2
                                                                        --------               --------
        Total revenues.............................................     $1,113.0               $1,211.1
                                                                        ========               ========
  Operating income (loss):
     Video.........................................................     $   48.6               $   58.7
     New media.....................................................           --                  (14.0)
                                                                        --------               --------
        Total operating income.....................................     $   48.6               $   44.7
                                                                        ========               ========
  Depreciation and amortization (including tape amortization):
     Video.........................................................     $  266.2               $  279.6
     New media.....................................................           --                    2.6
                                                                        --------               --------
        Total depreciation and amortization........................     $  266.2               $  282.2
                                                                        ========               ========
  Interest expense:
     Video.........................................................     $   29.2               $   28.6
     New media.....................................................           --                    0.8
                                                                        --------               --------
        Total interest expense.....................................     $   29.2               $   29.4
                                                                        ========               ========
  Net income (loss):
     Video.........................................................     $   (3.4)              $    5.3
     New media.....................................................           --                   (9.4)
                                                                        --------               --------
        Total net loss.............................................     $   (3.4)              $   (4.1)
                                                                        ========               ========


Note 7--Subsequent Events and Other Matters

  On May 4, 2000, CBS Corporation merged with and into Viacom, with Viacom being the surviving corporation.

  On April 28, 2000, Viacom received a favorable supplemental private letter ruling from the Internal Revenue Service. Viacom had previously announced that, subject to the approval of Viacom's Board of Directors, which will be based on an assessment of market conditions, and the receipt of such supplemental private letter ruling, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of Viacom's common stock. However, Viacom has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. Viacom has no obligation to effect the split-off.

  On May 9, 2000, the Company and DIRECTV, Inc. ("DIRECTV") announced a multi-year agreement to expand Blockbuster's traditional video rental business for the first time to pay-per-view via the DIRECTV service and to cross market each other's products. As part of the agreement, Blockbuster will receive a portion of the revenues generated by some of DIRECTV's pay-per-view movie channels. Additionally, Blockbuster will receive a commission for each DIRECTV system and service sold by Blockbuster through its stores and through other channels, as well as a monthly commission based on the number of active DIRECTV customers acquired through Blockbuster.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Business Segment Information

          Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on products and services. Beginning in the fourth quarter of 1999, we began operating in two segments: (i) home video, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new media (formerly referred to as "new technologies").

(i)  Video

     As of March 31, 2000, our video segment operated 5,954 video stores and our franchisees and/or joint ventures operated 1,294 video stores located throughout the United States, its territories and 26 other countries.

(ii) New Media

     Through our new media segment, we operate our Internet site, blockbuster.com, and our newly formed division, Digital Networks, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

     We evaluate performance based on many factors. Two of the primary measures are EBITDA and operating income. EBITDA is defined as net income (loss) before equity in income of affiliated companies (net of tax), benefit (provision) for income taxes, interest income (expense), depreciation and amortization of intangibles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. Operating income is defined as income before interest income (expense), equity in income of affiliated companies (net of tax) and benefit (provision) for income taxes.

     The following table sets forth summarized financial information relating to our segments:

                                                                        Three Months Ended March 31,
                                                                        -----------------------------
                                                                          1999                 2000
                                                                        --------             --------
  Revenues:
     Video.........................................................     $1,113.0             $1,210.9
     New media.....................................................           --                  0.2
                                                                        --------             --------
        Total revenues.............................................     $1,113.0             $1,211.1
                                                                        ========             ========
  EBITDA (1)
     Video.........................................................     $  143.4             $  161.7
     New media.....................................................           --                (11.4)
                                                                        --------             --------
     Total EBITDA..................................................     $  143.4             $  150.3
                                                                        ========             ========
  Operating income (loss):
     Video.........................................................     $   48.6             $   58.7
     New media.....................................................           --                (14.0)
                                                                        --------             --------
        Total operating income (loss)..............................     $   48.6             $   44.7
                                                                        ========             ========

(1) "EBITDA" is presented here to provide additional information about our operations. EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures or financial performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Consolidated Results

  The following table sets forth consolidated results of operations for the three months ended March 31, 1999 and 2000 and other financial and store data:

                                                                             Three Months Ended March 31,
                                                                       ---------------------------------------
                                                                         1999                           2000
                                                                       --------                       --------
                                                                        (In millions, except margin and worldwide
                                                                                       store data)
Statement of Operations Data:
Revenues.....................................................          $1,113.0                       $1,211.1
Cost of sales................................................             441.8                          496.4
                                                                       --------                       --------
Gross profit.................................................             671.2                          714.7
Operating expenses...........................................             622.6                          670.0
                                                                       --------                       --------
Operating income.............................................              48.6                           44.7
Interest expense.............................................             (29.2)                         (29.4)
Interest income..............................................               0.6                            1.7
                                                                       --------                       --------
Income before income taxes...................................              20.0                           17.0
Provision for income taxes...................................             (23.4)                         (21.7)
Equity in income of affiliated companies, net of tax.........                --                            0.6
                                                                       --------                       --------
Net loss.....................................................          $   (3.4)                      $   (4.1)
                                                                       ========                       ========

Cash Flow Data:
Cash flows from operating activities.........................          $  166.5                       $  201.5
Cash flows used for investing activities.....................            (325.4)                        (207.3)
Cash flows from financing activities.........................             135.6                           25.5

Other Data:
Depreciation.................................................          $   51.8                       $   61.1
Amortization of intangibles..................................              43.0                           44.5
EBITDA(1)....................................................             143.4                          150.3
Net loss plus intangible amortization, net of tax(1)(2)......          $   37.8                       $   38.1

Margins:
Rental margin(3).............................................              65.7%                          64.8%
Merchandise margin(4)........................................              19.7%                          20.4%
Gross margin(5)..............................................              60.3%                          59.0%

Worldwide Store Data:
Same store revenues increase(6)..............................              17.0%                           3.1%
Total stores at end of period................................             6,499                          7,248


___________________________

(1) EBITDA and Net loss plus intangible amortization, net of tax are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3)  Rental gross profit as a percentage of rental revenues.
(4)  Merchandise gross profit as a percentage of merchandise revenues.
(5)  Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53/rd/ week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

First Quarter Ended March 31, 2000 Compared to First Quarter Ended March 31,
1999.

     Revenues. Revenues of $1,211.1 million for the first quarter of 2000 increased $98.1 million, or 8.8%, from $1,113.0 million for the first quarter of 1999. The increase in revenues was primarily due to increases in worldwide same store revenues of 3.1% for the first quarter of 2000 as compared to the corresponding period in 1999 and a net increase in the number of company-operated stores of 516 to 5,954 at March 31, 2000 from 5,438 at March 31, 1999. The increase in same store revenues was principally due to an increase in the average domestic rental fee, a 7.8% increase in same store revenues from our international operations, and an 8.7% increase in worldwide merchandise same store revenues.

     Rental revenue of $1,024.4 million for the first quarter of 2000, which also includes sales of previously viewed products, increased $72.4 million, or 7.6%, from $952.0 million in the first quarter of 1999. The increase in rental revenue was primarily due to the net increase in the number of company-operated stores of 516, an increase in the average domestic rental fee and an increase in same store rental revenues of 2.2%.

          Previously viewed product sales, which includes previously viewed videotapes, video games and DVDs increased $3.3 million, or 4.8%, to $71.6 million for the first quarter of 2000 from $68.3 million in the first quarter of 1999. The primary reason for increased sales of previously viewed product is due to the increase in company-operated stores of 516.
     As a percentage of total revenues, sales of previously viewed product decreased to 5.9% for the first quarter of 2000 as compared to 6.1% for the first quarter of 1999.

          Beginning in February 2000 we implemented a new program to further increase customer satisfaction. Under this program we have made it more convenient for our customers to return rental product by extending the return time by twelve hours. In addition, customers who choose to keep rental product beyond the initial rental term automatically continue their rental for another rental period. Previously, customers who kept rental product beyond the initial term were charged extended viewing fees for each additional day rental product was kept beyond the initial term. The transition from extended viewing fees to a continuation of the rental term had no significant impact on revenues in the first quarter of 2000. Extended viewing fees for the three months ended March 31, 1999 were $179.4 million and represented 16.1% of total revenues. The combination of extended viewing fees and the implementation of this program contributed $192.5 million to rental revenues and represented 15.9% of total revenues for the three months ended March 31, 2000.

     Merchandise sales of $170.5 million for the first quarter of 2000 increased $27.5 million, or 19.2%, from $143.0 million in the first quarter of 1999. The two primary reasons for the increase in merchandise sales were (i) increased sales of sell-through videotapes and DVDs and (ii) an increase in licensed merchandise and confection sales.

     Cost of Sales. Cost of sales of $496.4 million for the first quarter of 2000 increased $54.6 million, or 12.4%, from $441.8 million for the first quarter of 1999. Cost of sales as a percentage of total revenues in 2000 increased to 41.0% for the first quarter of 2000 from 39.7% for the first quarter of 1999. The increase in cost of sales was primarily due to the increase in merchandise sales as a percent of our total revenues, as merchandise sales have lower gross margins than rental revenues. Our merchandise sales increased from 12.8% of total revenues for the three months ended March 31, 1999 to 14.1% for the same period of 2000.

     Gross Profit. Gross profit of $714.7 million for the first quarter of 2000 increased $43.5 million, from $671.2 million for the first quarter of 1999. For 2000, gross profit as a percentage of total revenues decreased to 59.0% from 60.3% for the first quarter of 1999. The decrease in gross profit was due to the increase in cost of sales described above.

     Operating Expenses. Total operating expenses of $670.0 million for the first quarter of 2000 increased $47.4 million, or 7.6%, from $622.6 million for the first quarter of 1999. This increase was primarily due to a net increase in the number of company-operated stores of 516. Total operating expenses decreased as a percentage of total revenues to 55.3% for the first quarter of 2000 from 55.9% in the first quarter of 1999. The increases in total operating expenses resulted from the following:

          General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, corporate and new media level, remained relatively constant as a percentage of total revenues at 42.3% for the three months ended March 31, 2000 compared to 42.4% for the same period of 1999. General and administrative expense of $512.8 million for the first quarter of 2000 increased $40.7 million from $472.1 million in the first quarter of 1999. The dollar increase for the first quarter of 2000 primarily resulted from compensation increases of $20.3 million related to additional personnel needed to support our store growth and to support our new media business. Occupancy costs increased $12.6 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $7.8 million due primarily to the growth of our business.

          Advertising Expense. Advertising expense of $51.6 million for the first quarter of 2000 decreased $4.1 million from $55.7 million in the first quarter of 1999. As a percentage of total revenues, advertising expense decreased to 4.3% for the first quarter of 2000 from 5.0% in the first quarter of 1999. These decreases reflect our planned decrease in promotional advertising, local store advertising, and presence advertising. We are now focusing our advertising dollars on specific product advertising, direct marketing vehicles such as BLOCKBUSTER REWARDS(TM), marketing our database and the marketing of blockbuster.com.

     Interest Expense. Interest expense of $29.4 million for the first quarter of 2000 increased $0.2 million as compared to $29.2 million for the same period of 1999. The increase in interest expense was due to the higher interest rates on our credit facility compared to the interest rates on the notes payable to Viacom, offset by lower debt levels due primarily to the use of the net proceeds of our initial public offering to pay down our credit facility.

     Depreciation Expense. Deprecation expense of $61.1 million for the first quarter of 2000 increased $9.3 million as compared to $51.8 million for the same period of 1999. The increase in depreciation expense was primarily attributable to the net increase in company-operated stores of 516. In addition our new media segment added $2.6 million to depreciation expense for the first quarter of 2000.

     Provision for Income Taxes. We recognized a provision for income taxes of $21.7 million for the first quarter of 2000 as compared to $23.4 million for the first quarter of 1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, which incurred losses, in our 1999 and 2000 tax provisions.

     Equity in Income of Affiliated Companies, Net of Tax. The equity in income of affiliated companies, net of tax was $0.6 million for the first quarter of 2000 and was primarily due to income from our joint venture operations in Italy. We did not have equity in income of affiliated companies, net of tax for the first quarter of 1999.

     Net Loss. The consolidated net loss of $4.1 million for the first quarter of 2000 reflects an increase in net loss of $0.7 million from a net loss of $3.4 million for the first quarter of 1999. Excluding the losses incurred by our new media business in the first quarter of 2000, our net income increased by $8.7 million to $5.3 million.

SEGMENT RESULTS


Video
-----

     Our video segment consists of rentable home videos, DVDs, video games and retail products. Video revenues increased $97.9 million, or 8.8%, for the first quarter of 2000, primarily due to an increase in rental revenues of 7.6%, an increase in merchandise sales of 19.1% and a net increase of 749 system-wide video stores in operation. Same store revenues increased 3.1% over the prior year as a result of an increase in our average domestic rental fee, our international same store revenues increasing 7.8%, and an 8.7% increase in worldwide merchandise same store revenues.

     Operating income increased $10.1 million to $58.7 million for the first quarter of 2000 from $48.6 million in the prior year. Results for the first quarter of 2000 reflect the increased revenues discussed above and the leveraging of our operating expenses over an increased revenue base. Our operating expenses as a percentage of total video revenues decreased to 54.2% for the first quarter of 2000 from 55.9% for the same period of 1999.

New Media
---------

     Our new media segment consists of Internet video sales, entertainment-related news and information, and e-commerce offerings and is also focused on developing relationships and infrastructure needed to deliver digital video services across multiple networks to multiple devices. On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. New media revenues of $0.2 million for the first quarter of 2000 consisted primarily of sales through the Internet of sell-through videocassettes, DVDs and previously viewed product.

     Operating loss for our new media segment was $14.0 million for the first quarter of 2000. This loss reflects costs incurred to advertise our new website, hire additional people to support the new website and consulting and maintenance costs to enhance the website's functionality. We expect this segment to incur continued losses in the immediate future.

Liquidity and Capital Resources
-------------------------------

Liquidity Prior to and Upon Blockbuster's Separation from Viacom

     Prior to our initial public offering of class A common stock, our capital investments and acquisitions were financed with a combination of cash flow from operations and advances from Viacom. We generate cash from operations predominantly from the rental of videocassettes, video games, and DVDs and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Prior to our initial public offering, Viacom deposited sufficient cash in our bank accounts to meet our daily obligations and withdrew excess funds from those accounts. These transactions were included in capital contributions from Viacom, net in the Consolidated Statements of Cash Flows. The amounts owed to Viacom prior to our initial public offering were capitalized into Viacom's net equity investment.

     Excess operating cash flow, additional funding from Viacom (prior to our initial public offering) and borrowings under our credit facility were used primarily for opening and acquiring new stores, the refurbishment, remodeling and relocation of existing stores and the purchase of videocassette inventory. Prior to our initial public offering, our capital structure was established which replaced our reliance on Viacom's cash management system. At the time of our initial public offering, all cash accounts were settled and, since such time, we have no longer participated in Viacom's cash management system. As such, no further amounts will be deposited in or withdrawn from our accounts by Viacom.

     In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining terms of these leases expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent was about $84 million on an undiscounted basis, with respect to these guarantees. We have not recognized any reserves related to this contingent liability. If Wherehouse defaults, related payments are expected to be funded from operating cash flow. Related losses due to default could materially affect future operating income.

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

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities increased $35.0 million, or 21.0%, from $166.5 million for the three months ended March 31, 1999 to $201.5 million for the three months ended March 31, 2000, primarily due to changes in our operating assets and liabilities and increased depreciation and amortization offset by an increase in net deferred tax liabilities.

     Investing Activities. Net cash used in investing activities decreased $118.1 million from $325.4 million for the three months ended March 31, 1999 to $207.3 million in the comparable period of 2000 as a result of a decrease in cash used for store acquisitions of $81.5 million and an $18.2 million decrease in capital expenditures. Our capital expenditures decreased primarily because of fewer new store openings in 2000. The decrease in cash used for acquisitions was primarily due to a large acquisition of 69 stores from a franchisee in the first quarter of 1999. Our rental library purchases also decreased $18.9 million.

  The major components of investing activities are detailed below:

                                                                               Three Months Ended March 31,
                                                                         -------------------------------------
                                                                            1999                      2000
                                                                         -----------               -----------
                                                                                      (In millions)
Cash flows from investing activities:
  Rental library purchases........................................          $(181.0)                 $(162.1)
  Capital expenditures............................................            (59.8)                   (41.6)
  Cash used for acquisitions......................................            (85.0)                    (3.5)
  Proceeds from sales of store operations.........................              ---                      1.9
  Investment in affiliated companies..............................              0.4                     (2.0)
                                                                            -------                  -------
Net cash flow used for investing activities.......................          $(325.4)                 $(207.3)
                                                                            =======                  =======

     Financing Activities. Net cash flow provided by financing activities decreased $110.1 million to $25.5 million in 2000 from $135.6 million in 1999. The decrease in financing activities was primarily attributable to Viacom funding approximately $77.0 million to us in the first quarter of 1999 for the acquisition of 69 stores from a franchisee.

Capital Structure

     On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. This credit agreement is comprised of a $700 million long-term revolver due July 1, 2004, a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004, and a $600 million short-term revolver due June 19, 2000, which was subsequently reduced with proceeds from our initial public offering as described below. Interest rates are based on the prime rate or LIBOR at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.4% for the first quarter of 2000).

     Our credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2000 we were in compliance with all financial covenants under our credit agreement.

     On June 23, 1999, we borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The weighted average interest rate at March 31, 2000 for these borrowings was 8.0%. The proceeds of the borrowings were used to pay amounts owed to Viacom. We repaid $442.9 million of the short-term revolver through proceeds from our initial public offering. These proceeds permanently reduced our commitments under the credit agreement from $1.9 billion to approximately $1.46 billion by reducing the borrowing capacity under the short-term revolver to $157.1 million. We had $230.0 million of available borrowing capacity under the long-term revolver at March 31, 2000. As of March 31, 2000, we had $157.1 million outstanding under the short-term revolver which is due on June 19, 2000. We expect to fund the repayment of this obligation by various external sources, including additional borrowings under the long-term revolver, an amendment to our existing credit agreement, or the issuance of debt securities.

     Blockbuster entered into two additional lines of credit with banks for $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 1999 or March 31, 2000.

     The following table sets forth our current portion of long-term debt:

                                                                                      At December 31     At March 31,
                                                                                          1999              2000
                                                                                       ----------        ----------
     Short-term revolving credit facility, interest rate 7.9% and 7.8% at
        December 31, 1999 and March 31, 2000, respectively, due June 2000.......        $  157.1          $  157.1

     The following table sets forth our long-term debt, less current portion:


                                                                                 At December 31,   At March 31,
                                                                                      1999             2000
                                                                                  ------------     -----------
     Term loan, interest rate 7.8% and 8.0% at December 31, 1999 and March 31,
        2000, respectively, due in quarterly installments beginning
           April 2002.........................................................     $     600.0     $     600.0
     Long-term revolving credit facility, interest rate 8.0% and 7.9% at
      December 31, 1999 and March 31, 2000, respectively, due July 2004 ......           430.0           470.0
                                                                                      --------       ---------
           Total long-term debt ..............................................     $   1,030.0     $   1,070.0
                                                                                      ========       =========

Year 2000

     The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may have caused computer systems to malfunction prior to or in the year 2000 (''Y2K'') and may lead to significant business delays and disruptions in the United States and internationally. We have completed our program to identify and mitigate Y2K risks. To date, we have not encountered any disruptions related to the Y2K issue. We cannot provide any assurances, however, that our business partners have not been or will not be affected in any manner. As a result, we will continue to monitor our own Y2K compliance and that of our business partners and we do not expect to encounter any significant disruptions in the future.

Other Financial Measurements: Working Capital

     At March 31, 2000, we had cash and cash equivalents of $138.7 million. Working capital, however, reflected a deficit of $293.3 million due to the accounting treatment of our rental library. Rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS 133 effective January 1, 2001 will not have a material affect on our consolidated financial statements.

Disclosure Regarding Forward-Looking Information

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us and our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

     A variety of factors, including those set forth under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. There may be additional risks that we do not currently view as material or that are not presently known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

Interest Rate Risk

     Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, we borrowed $1.6 billion under our credit facility. Total outstanding borrowings at March 31, 2000 under this credit agreement were $1,227.1 million. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at March 31, 2000 for these borrowings was 8.0%. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments. We are primarily vulnerable to changes in LIBOR, which is the rate currently used in existing agreements, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our interest expense by $12.3 million.

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

     Our operations outside the United States constitute 19.1 % of our total revenues. Our operations in Europe constitute 8.9% of our total revenues. The majority of these sales are from Great Britain, which has not adopted the Euro.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000, on July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. In addition, as discussed in our Form 10-K, a substantially similar complaint with different class representatives is pending in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under revenue-sharing agreements with Blockbuster. Since the filing of our Form 10-K, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster have been added as parties plaintiff and defendant, respectively, in the federal court action. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster.

     We are subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. However, we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business.

Item 5. Other Information

     On May 4, 2000, CBS Corporation merged with and into Viacom, with Viacom being the surviving corporation.

     On April 28, 2000, Viacom received a favorable supplemental private letter ruling from the Internal Revenue Service. Viacom had previously announced that, subject to the approval of Viacom's Board of Directors, which will be based on an assessment of market conditions, and the receipt of such supplemental private letter ruling, it intends to split-off Blockbuster by offering to exchange all of its shares of Blockbuster for shares of Viacom's common stock. However, Viacom has said that it does not intend to commence the offer unless the Blockbuster Class A common stock improves to a price range exceeding $20 per share. Viacom has no obligation to effect the split-off.

     On May 9, 2000, Blockbuster and DIRECTV, Inc. ("DIRECTV") announced a multi-year agreement to expand Blockbuster's traditional video rental business for the first time to pay-per-view via the DIRECTV service and to cross market each other's products. As part of the agreement, Blockbuster will receive a portion of the revenues generated by some of DIRECTV's pay-per-view movie channels. Additionally, Blockbuster will receive a commission for each DIRECTV system and service sold by Blockbuster through its stores and through other channels, as well as a monthly commission based on the number of active DIRECTV customers acquired through Blockbuster.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           3.1 Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

           3.2 Bylaws of  Blockbuster Inc. (2)

           4.1 Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

          27.1 Financial Data Schedule. (4)
________
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(4)  Filed herewith.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Blockbuster Inc.

                              By: /s/ Larry J. Zine
                                 --------------------------------------------
                                      Larry J. Zine
                                 Executive Vice President and Chief Financial
                                 Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date:  May 12, 2000

                               INDEX TO EXHIBITS

 3.1 Amended and Restated Certificate of Incorporation of Blockbuster
     Inc. (1)

 3.2 Bylaws of  Blockbuster Inc. (2)

 4.1 Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

27.1 Financial Data Schedule. (4)
________
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(4)  Filed herewith.