Form 10-Q
period 2000-06-30
BLOCKBUSTER INC
filed 2000-08-14
CIK 1085734

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ---------------------

                        Commission File Number 001-15153

                                BLOCKBUSTER INC.
             (Exact name of registrant as specified in its charter)

          Delaware                               52-1655102
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

                              Yes  X       No
                                  ---         ---

     Number of shares of common stock outstanding at August 10, 2000:

          Class A common stock, par value $.01 per share: 31,011,114 Class B common stock, par value $.01 per share: 144,000,000

                                BLOCKBUSTER INC.
                               INDEX TO FORM 10-Q


                                         PART I--FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            -----
Item 1. Consolidated Financial Statements


  Consolidated Statements of Operations (Unaudited)--for the Three Months and Six Months ended
    June 30, 1999 and June 30, 2000.....................................................................      3


  Consolidated Balance Sheets--at December 31, 1999 and June 30, 2000 (Unaudited).......................      4


  Consolidated Statements of Cash Flows (Unaudited)--for the Six Months ended June 30,
    1999 and June 30, 2000..............................................................................      5


  Notes to Consolidated Financial Statements (Unaudited)................................................      6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........     13


Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................     23

                                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................     24

Item 4. Submission of Matters to a Vote of Security Holders.............................................     24

Item 6. Exhibits and Reports on Form 8-K................................................................     25

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)





                                                                         Three Months Ended                Six Months Ended
                                                                               June 30,                        June 30,
                                                                      ------------------------         ------------------------
                                                                         1999          2000               1999          2000
                                                                       --------      --------           --------      --------
Revenues:
    Rental revenues...............................................     $  887.3      $1,029.4           $1,839.3      $2,053.8
    Merchandise sales.............................................        131.6         162.0              274.6         332.5
    Other revenues................................................         22.8          23.0               40.8          39.2
                                                                       --------      --------           --------      --------
                                                                        1,041.7       1,214.4            2,154.7       2,425.5
Cost of sales:
    Cost of rental revenues.......................................        299.2         372.4              626.2         733.1
    Cost of merchandise sold......................................         97.2         129.0              212.0         264.7
                                                                       --------      --------           --------      --------
                                                                          396.4         501.4              838.2         997.8
                                                                       --------      --------           --------      --------
    Gross profit..................................................        645.3         713.0            1,316.5       1,427.7
                                                                       --------      --------           --------      --------

Operating expenses:
    General and administrative....................................        480.1         535.8              952.2       1,048.6
    Advertising...................................................         64.0          64.0              119.7         115.6
    Depreciation..................................................         54.5          62.2              106.3         123.3
    Amortization of intangibles...................................         42.5          44.0               85.5          88.5
                                                                       --------      --------           --------      --------
                                                                          641.1         706.0            1,263.7       1,376.0
                                                                       --------      --------           --------      --------
Operating income..................................................          4.2           7.0               52.8          51.7
    Interest expense..............................................        (30.7)        (29.6)             (59.9)        (59.0)
    Interest income...............................................          0.5           1.9                1.1           3.6
    Other items, net..............................................         (0.2)          2.1               (0.2)          2.1
                                                                       --------      --------           --------      --------

Loss before income taxes..........................................        (26.2)        (18.6)              (6.2)         (1.6)
    Provision for income taxes....................................        (11.3)         (8.9)             (34.7)        (30.6)
    Equity in income (loss) of affiliated companies, net of tax...         (2.4)         (0.4)              (2.4)          0.2
                                                                       --------      --------           --------      --------
Net loss..........................................................     $  (39.9)     $  (27.9)          $  (43.3)     $  (32.0)
                                                                       ========      ========           ========      ========

Net loss per share:
    Basic and diluted.............................................     $  (0.28)     $  (0.16)          $  (0.30)     $  (0.18)
                                                                       ========      ========           ========      ========
Weighted average shares outstanding:
    Basic and diluted.............................................        144.0         175.0              144.0         175.0
                                                                       ========      ========           ========      ========

Cash dividends per common share...................................     $     -       $   0.02           $      -      $   0.04
                                                                       ========      ========           ========      ========




           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)


                                                                                          December 31,       June 30,
                                                                                              1999             2000
                                                                                            --------         --------
                                                                                                            (Unaudited)
Assets
Current assets:

  Cash and cash equivalents.........................................................        $  119.6         $  147.6
  Receivables, less allowances of  $11.4 (1999) and $9.7 (2000).....................           130.8            152.9
  Merchandise inventories...........................................................           281.3            212.7
  Prepaid assets and other current assets...........................................           180.9            189.3
                                                                                            --------         --------
     Total current assets...........................................................           712.6            702.5

Rental library                                                                                 577.6            604.8
Tax receivable from Viacom..........................................................            41.1             78.8
Property and equipment, net.........................................................         1,148.3          1,098.1
Intangibles, net....................................................................         5,975.9          5,905.6
Other assets........................................................................            85.3             76.8
                                                                                            --------         --------
                                                                                            $8,540.8         $8,466.6
                                                                                            ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................................        $  499.4         $  455.0
  Accrued expenses..................................................................           422.5            385.4
  Current portion of long-term debt.................................................           157.1            143.6
  Current portion of capital lease obligations......................................            29.7             30.1
  Deferred taxes....................................................................            22.7             21.2
                                                                                            --------         --------
     Total current liabilities......................................................         1,131.4          1,035.3

Long-term debt, less current portion................................................         1,030.0          1,058.8
Capital lease obligations, less current portion.....................................           108.4             93.7
Deferred taxes......................................................................            72.3            137.7
Other liabilities...................................................................            73.7             78.6
                                                                                            --------         --------
                                                                                             2,415.8          2,404.1
                                                                                            --------         --------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
    issued or outstanding...........................................................            ----             ----
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
    31.0 shares issued and outstanding..............................................             0.3              0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;
    144.0 shares issued and outstanding.............................................             1.4              1.4
  Additional paid-in capital........................................................         6,180.3          6,173.4
  Retained deficit..................................................................           (10.9)           (42.9)
  Accumulated other comprehensive loss - foreign  currency translation adjustment...           (46.1)           (69.7)
                                                                                            --------         --------
     Total stockholders' equity.....................................................         6,125.0          6,062.5
                                                                                            --------         --------
                                                                                            $8,540.8         $8,466.6
                                                                                            ========         ========



           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)



                                                                                              Six Months Ended June 30,
                                                                                           ------------------------------
                                                                                              1999                 2000
                                                                                           ---------              -------
Cash flows from operating activities:
  Net loss.........................................................................        $   (43.3)             $ (32.0)
  Adjustments to reconcile net loss to net cash flow provided by operating activities:
     Depreciation and amortization.................................................            532.9                561.9
     Deferred taxes................................................................             63.6                 63.9
     Equity in (income) loss of affiliated companies, net of tax...................              2.4                 (0.2)
     Gain on sales of store operations, net........................................             (6.0)                (1.7)
     Gain on sale of non-core investment...........................................                -                 (1.9)
  Change in operating assets and liabilities:
     (Increase) decrease in receivables............................................              7.1                (23.1)
     Increase in tax receivable from Viacom........................................                -                (37.7)
     Decrease in merchandise inventories...........................................             30.2                 66.0
     Increase in prepaid and other current assets and other assets.................            (17.1)                 2.3
     Decrease in accounts payable..................................................           (155.3)               (39.0)
     Increase (decrease) in accrued expenses and other liabilities.................             21.1                (26.2)
                                                                                           ---------              -------
Net cash flow provided by operating activities.....................................            435.6                532.3
                                                                                           ---------              -------

Cash flows from investing activities:
  Rental library purchases.........................................................           (355.9)              (381.0)
  Capital expenditures.............................................................           (159.6)               (81.5)
  Cash used for acquisitions.......................................................            (93.9)               (33.2)
  Proceeds from sales of store operations..........................................             14.2                  4.8
  Proceeds from sale of non-core investment........................................                -                  7.1
  Investments in affiliated companies..............................................             (0.8)                (4.0)
                                                                                           ---------              -------
Net cash flow used in investing activities.........................................           (596.0)              (487.8)
                                                                                           ---------              -------

Cash flows from financing activities:
  Proceeds from credit agreement...................................................          1,600.0                 61.0
  Repayments on credit agreement...................................................                -                (71.0)
  Proceeds from equipment term loan................................................                -                 26.5
  Repayments on equipment term loan................................................                -                 (1.2)
  Repayment of notes due to Viacom.................................................         (1,576.4)                   -
  Cash dividends...................................................................                -                 (7.0)
  Capital lease payments...........................................................            (19.0)               (23.2)
  Capital contributions from Viacom, net...........................................            148.6                    -
                                                                                           ---------              -------
Net cash flow provided by (used in) financing activities...........................            153.2                (14.9)
                                                                                           ---------              -------

Effect of exchange rate changes on cash............................................             (0.7)                (1.6)
                                                                                           ---------              -------

Net increase (decrease) in cash and cash equivalents...............................             (7.9)                28.0
Cash and cash equivalents at beginning of period...................................             99.0                119.6
                                                                                           ---------              -------

Cash and cash equivalents at end of period.........................................        $    91.1              $ 147.6
                                                                                           =========              =======
Supplemental cash flow information:
       Cash payments for interest..................................................        $    52.4              $  49.9
                                                                                           =========              =======
Noncash investing and financing activities:
        Property and equipment acquired under capitalized leases...................        $     5.2              $   9.0
                                                                                           =========              =======

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

     For all periods prior to the Offering, certain expenses reflected in the consolidated financial statements include an allocation of corporate expenses from Viacom. All such costs and expenses have been deemed to have been paid by the Company to Viacom in the period in which the costs were recorded. Allocations of current income taxes receivable or payable are deemed to have been remitted, in cash, by or to Viacom in the period the related income taxes were recorded. Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the consolidated financial statements for the periods prior to the Offering may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations or cash flows would have been if the Company had been a separate, stand-alone company during the periods presented.

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

     On August 10, 1999 the Company sold to the public 31 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.8 million. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolver due December 14, 2000 as discussed in Note 5, and permanently reduced the Company's borrowing capacity. Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Blockbuster. The holders of class A and class B common stock generally have identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

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

     The calculation of basic and diluted loss per share is summarized as follows:


                                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                                   ---------------------------      -------------------------
                                                                      1999            2000            1999            2000
                                                                     ------          ------          ------          ------
Basic and diluted loss per share:
    Net loss................................................         $(39.9)         $(27.9)         $(43.3)         $(32.0)
    Weighted average common shares outstanding (1) (2)......          144.0           175.0           144.0           175.0
                                                                     ------          ------          ------          ------
    Basic and diluted loss per share........................         $(0.28)         $(0.16)         $(0.30)         $(0.18)
                                                                     ======          ======          ======          ======

(1) Effective August 3, 1999, as discussed in Note 1, the Company was recapitalized to provide for class A common stock and class B common stock. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of class B common stock has been retroactively reflected for the purpose of presenting net loss per share for the periods prior to the Offering.

(2) Options to purchase approximately 9,785,000 shares of class A common stock were outstanding at June 30, 2000, but were not included in the computation of diluted loss per share because the exercise prices of the options were greater than the average market price of the Company's class A common stock during the respective periods and any exercise would be anti-dilutive. No Blockbuster options were outstanding prior to the Offering.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Comprehensive Loss

Comprehensive loss for the three months and six months ended June 30 was as follows:


                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                 -------------------------      -------------------------

                                                                     1999         2000              1999         2000
                                                                    ------       ------            ------       ------
Net loss......................................................      $(39.9)      $(27.9)           $(43.3)      $(32.0)
Foreign currency translation adjustment.......................        10.2        (23.2)              6.5        (23.6)
                                                                    ------       ------            ------       ------
Total comprehensive loss......................................      $(29.7)      $(51.1)           $(36.8)      $(55.6)
                                                                    ======       ======            ======       ======

Note 2--Related Party Transactions

     Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration, as needed. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. Prior to the Offering, the allocation of these expenses was generally based on actual costs incurred by Viacom. The charges for such services for the three and six months ended June 30, 1999 were $3.3 million and $6.4 million, respectively. Management believes that the methodologies used to allocate the charges were reasonable, however, these allocations of costs and expenses do not necessarily indicate the cash and expenses that would have been or will be incurred by the Company on a stand-alone basis.

     Prior to the Offering, Viacom paid certain insurance premiums on behalf of the Company for certain workers compensation, property, general liability and group insurance policies. Insurance expense related to these policies for the three and six months ended June 30, 1999 was $3.5 million and $7.1 million, respectively, and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations.

     Viacom has a noncontributory defined benefit pension plan in which the Company's employees were covered through December 31, 1999. Retirement benefits were based principally on years of service and salary. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom's pension
plan.   The Company's employees were also offered participation in Viacom's
401(k) savings plan through April 1999. At that time the Company set up its own 401(k) savings plan that generally mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. Through June 30, 2000, the Company invested matching contributions in Viacom's class B common stock. Viacom charged the Company $1.5 million and $2.7 million for pension and 401(k) savings plan expenses for the three and six months ended June 30, 1999, respectively. Viacom charged the Company $0.6 million and $1.5 million for 401(k) savings plan expenses for the three and six months ended June 30, 2000, respectively.

     Viacom generally has not charged the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations discussed in Note 3. The notes payable to Viacom were refinanced on June 23, 1999 with a third party credit agreement as more fully discussed in
Note 5. Interest expense related to intercompany debt was $24.3 million and $49.1 million for the three and six months ended June 30, 1999, respectively.

     The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from an affiliate of Paramount Pictures Corporation. Total purchases were $19.5 million and $52.9 million for the three months ended June 30, 1999 and 2000, respectively, and $33.5 million and $89.4 million for the six months ended June 30, 1999 and 2000, respectively. The Company also purchases certain home video games from Midway Games, Inc.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Total amounts paid for purchases were $5.6 million and $0.8 million for the three months ended June 30, 1999 and 2000, respectively, and $9.8 million and $1.8 million for the six months ended June 30, 1999 and 2000, respectively.

     The Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), a business unit of Viacom. Pursuant to this agreement for one year, Blockbuster agreed to provide certain promotional and database services to MTVN and granted a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid Blockbuster $18 million. MTVN had an option to pay an additional $5 million to extend in perpetuity the license to use the customer database. MTVN elected not to exercise this option subsequent to June 30, 2000. Blockbuster has previously recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. As the option was not exercised, the remaining deferred revenue will be recognized in the third quarter of 2000.

     All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 3--Notes Payable to Viacom

     On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee, which was funded with the proceeds of two notes payable to Viacom, which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 5.

     On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds were provided under the Company's new credit agreement, as discussed in
Note 5. The remaining $157 million was paid with cash from Viacom and was recognized as a capital contribution by Viacom during the second quarter of 1999.

Note 4--Disposition

     On May 4, 2000, the Company completed the sale of Golf & Games, an amusement and theme park located in Florida, for approximately $7.1 million in cash. The Company recorded a pre-tax gain of $1.9 million from the sale. This gain is reflected as a component of Other items, net in the Consolidated Statement of Operations for the three and six months ended June 30, 2000.

Note 5--Credit and Debt Agreements

     On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million long-term revolver due July 1, 2004 and a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004. The Blockbuster Credit Agreement also includes a $600 million short-term revolver, which was reduced with proceeds from the Offering, and was originally due on June 19, 2000. The Blockbuster Credit Agreement was amended during the second quarter of 2000 by extending the due date of the short-term revolver to the earlier of (i) December 14, 2000, or (ii) the date that Blockbuster is no longer a subsidiary of Viacom. Interest rates under the Blockbuster Credit Agreement are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at June 30, 2000). Blockbuster expects to fund the repayment of the short-term revolver by using either internally generated cash or various external sources,

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

including additional borrowings under the long-term revolver, an amendment to the Blockbuster Credit Agreement, or the issuance of debt securities.

     The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2000, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

     On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from the Offering. The Company repaid an additional $20.0 million of the short-term revolver during the second quarter of 2000. These payments permanently reduced Blockbuster's capacity under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.44 billion, by reducing the borrowing capacity under the short-term revolver to $137.1 million. As of June 30, 2000, the Company had $137.1 million outstanding under the short-term revolver. The Company had $260.0 million of available borrowing capacity under the long-term revolver at June 30, 2000. The weighted average interest rate at June 30, 2000 for these borrowings was 7.9%.

     Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at June 30, 2000.

     In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. As of June 30, 2000, the Company had $25.3 million outstanding on this note.

Note 6--Commitments and Contingencies

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

     Pursuant to a tax matters agreement entered into between the Company and Viacom effective as of the consummation of the Offering, the Company is generally responsible for, among other things, any taxes imposed on Viacom or its subsidiaries as a result of a split-off from Viacom or other similar transaction failing to qualify as a tax-free transaction on account of any breach of the Company's representations or agreements or any action or failure to act by the Company or any transactions involving the Company's assets, stock or business (regardless of whether such transaction is within its control) following the split-off or similar transaction.

     As discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2000, on July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas against Blockbuster. In addition, as discussed in the Company's Form 10-K, a substantially similar complaint with different class representatives is pending in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under revenue-sharing agreements with Blockbuster. Since the filing of the Company's Form 10-K, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster have been added as parties plaintiff and defendant, respectively, in the federal court action. In addition to any damage award to which Blockbuster might be

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

directly subject, if Viacom is required to pay any damage award as a result of the federal court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and the Company. Blockbuster believes that the plaintiff's position is without merit, and Blockbuster intends to vigorously defend itself in the litigation.

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

Note 7--Operating Segments and Geographic Area

     Beginning in the fourth quarter of 1999, Blockbuster began reporting in two segments: (i) home video, DVD and video game rental and retailing, which Blockbuster refers to as the video segment, and (ii) new media (formerly called new technologies).

(i)  Video

     As of June 30, 2000, the video segment operated 6,092 video stores and its franchisees and/or joint ventures operated 1,284 video stores located throughout the United States, its territories and 25 other countries.

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

     The following table sets forth the Company's financial results by operating segments:


                                                                   Three  months ended June 30,           Six  months ended June 30,
                                                                   ----------------------------          ---------------------------

                                                                      1999               2000               1999              2000
                                                                    --------           --------           --------          --------
Revenues:
  Video........................................................    $1,041.7           $1,214.1           $2,154.7          $2,425.0
  New media....................................................          --                0.3                 --               0.5
                                                                   --------           --------           --------          --------
     Total revenues............................................    $1,041.7           $1,214.4           $2,154.7          $2,425.5
                                                                   ========           ========           ========          ========
Operating income (loss):
  Video........................................................    $    4.2           $   22.6           $   52.8          $   81.3
  New media....................................................          --              (15.6)                --             (29.6)
                                                                   --------           --------           --------          --------
     Total operating income....................................    $    4.2           $    7.0           $   52.8          $   51.7
                                                                   ========           ========           ========          ========
Depreciation and amortization (including tape amortization):
  Video........................................................    $  266.7           $  277.1           $  532.9          $  556.7
  New media....................................................          --                2.6                 --               5.2
                                                                   --------           --------           --------          --------
       Total depreciation and amortization.....................    $  266.7           $  279.7           $  532.9          $  561.9
                                                                   ========           ========           ========          ========
Interest expense:
  Video........................................................    $   30.7           $   28.4           $   59.9          $   57.0
  New media....................................................          --                1.2                 --               2.0
                                                                   --------           --------           --------          --------
     Total interest expense....................................    $   30.7           $   29.6           $   59.9          $   59.0
                                                                   ========           ========           ========          ========
Net loss:
  Video........................................................    $  (39.9)          $  (17.6)          $  (43.3)         $  (12.3)
  New media....................................................          --              (10.3)                --             (19.7)
                                                                   --------           --------           --------          --------
     Total net loss............................................    $  (39.9)          $  (27.9)          $  (43.3)         $  (32.0)
                                                                   ========           ========           ========          ========


                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Note 8--Other Matters

     On May 4, 2000, CBS Corporation merged with and into Viacom, with Viacom being the surviving corporation.

     Viacom has announced that it intends to split-off Blockbuster, subject to the approval of Viacom's Board of Directors, which will be based on an assessment of market conditions. Viacom intends to split-off Blockbuster by offering to exchange all of its shares in Blockbuster for shares of Viacom's common stock. However, Viacom has previously said that it does not intend to commence the offer unless the Blockbuster class A common stock improves to a price range significantly above its current value. Viacom has no obligation to effect the split-off. Viacom has received a private letter ruling from the Internal Revenue Service to the effect that such a split-off, if effected in accordance with the representations made in Viacom's request for the ruling, would be tax-free to Viacom and its stockholders.

Note 9--Subsequent Events

     On July 19, 2000, Blockbuster and Enron Broadband Services ("Enron"), a wholly-owned subsidiary of Enron Corp., announced a 20 year, exclusive agreement to deliver a Blockbuster entertainment service, initially featuring movies on-demand, via the Enron Intelligent Network. Under the agreement, the Company will provide content for the Blockbuster on-demand service and market such service to its customer base. Enron will encode and stream the entertainment over its global broadband network infrastructure, provision bandwidth on demand and store the entertainment content. Blockbuster intends to introduce its entertainment on-demand service in some U.S. cities by year-end, and expects to extend the service to other domestic and international markets beginning in 2001. The Company believes that its website, blockbuster.com, is an integral part of this strategy to stream broadband content, and that by leveraging the assets of its new alliances, the Company will be able to develop this strategy without the need for outside investments in the near term. As a result, the Company does not currently intend to sell an interest in blockbuster.com, including the previously contemplated sale to America Online, Inc.

     On July 26, 2000, options to purchase 4,641,555 shares of class A common stock were granted to employees under the Blockbuster Inc. 1999 Long-Term Management Incentive Plan. The exercise prices of these options range from $11.00 to $15.00, with $11.00 being equal to the closing share price of the class A common stock on July 26, 2000. The options generally vest over a four year period, beginning on the first anniversary of the date of grant.

     On July 26, 2000, the Company's Board of Directors declared a cash dividend of $0.02 per share on the Company's class A and class B common stock, payable September 18, 2000, to stockholders of record at the close of business on August 28, 2000. The total dividend payment will be approximately $3.5 million, of which approximately $2.9 million will be paid to Viacom International Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Business Segment Information

     Our reportable operating segments have been determined in accordance with our internal management structure, which is organized based on products and services. Beginning in the fourth quarter of 1999, we began reporting in two segments: (i) home video, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new media (formerly called new technologies).

(i)  Video

     As of June 30, 2000, our video segment operated 6,092 video stores and our franchisees and/or joint ventures operated 1,284 video stores located throughout the United States, its territories and 25 other countries.

(ii) New Media

     Through our new media segment, we operate our Internet site, blockbuster.com, and our newly formed division, Digital Networks, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

     We evaluate performance based on many factors. Two of the primary measures are EBITDA and operating income. EBITDA is defined as net income (loss) before equity in income of affiliated companies (net of tax), benefit (provision) for income taxes, interest income (expense), depreciation, amortization of intangibles and other items, net. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. Operating income is defined as income before interest income (expense), equity in income of affiliated companies (net of tax) and benefit (provision) for income taxes.

     The following table sets forth summarized financial information relating to our segments:



                                                             Three months ended June 30,          Six months ended June 30,
                                                               1999              2000               1999             2000
                                                             --------          --------           --------         --------
Revenues:
Video..................................................      $1,041.7          $1,214.1           $2,154.7         $2,425.0
New media..............................................            --               0.3                 --              0.5
                                                             --------          --------           --------         --------
    Total revenues.....................................      $1,041.7          $1,214.4           $2,154.7         $2,425.5
                                                             ========          ========           ========         ========
EBITDA(1):
Video..................................................      $  101.2          $  126.1           $  244.6         $  287.8
New media..............................................            --             (12.9)                --            (24.3)
                                                             --------          --------           --------         --------
    Total EBITDA.......................................      $  101.2          $  113.2           $  244.6         $  263.5
                                                             ========          ========           ========         ========
Operating income (loss):
Video..................................................      $    4.2          $   22.6           $   52.8         $   81.3
New media..............................................            --             (15.6)                --            (29.6)
                                                             --------          --------           --------         --------
    Total operating income.............................      $    4.2          $    7.0           $   52.8         $   51.7
                                                             ========          ========           ========         ========

(1) "EBITDA" is presented here to provide additional information about our operations. EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Consolidated Results

     The following table sets forth consolidated results of operations for the three months and six months ended June 30, 1999 and 2000 and other financial and store data:



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                ------------------------            ------------------------
                                                                  1999            2000                1999            2000
                                                                --------        --------            --------        --------
                                                                    (In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues.................................................       $1,041.7        $1,214.4             $2,154.7        $2,425.5
Cost of sales............................................          396.4           501.4                838.2           997.8
                                                                --------        --------             --------        --------
Gross profit.............................................          645.3           713.0              1,316.5         1,427.7
Operating expenses.......................................          641.1           706.0              1,263.7         1,376.0
                                                                --------        --------             --------        --------
Operating income.........................................            4.2             7.0                 52.8            51.7
Interest expense.........................................          (30.7)          (29.6)               (59.9)          (59.0)
Interest income..........................................            0.5             1.9                  1.1             3.6
Other items, net.........................................           (0.2)            2.1                 (0.2)            2.1
                                                                --------        --------             --------        --------
Loss before income taxes.................................          (26.2)          (18.6)                (6.2)           (1.6)
Provision for income taxes...............................          (11.3)           (8.9)               (34.7)          (30.6)
Equity in income (loss) of affiliated companies, net                (2.4)           (0.4)                (2.4)            0.2
 of tax..................................................       --------        --------             --------        --------
Net loss.................................................       $  (39.9)       $  (27.9)            $  (43.3)       $  (32.0)
                                                                ========        ========             ========        ========
Cash Flow Data:
Cash flows from operating activities.....................                                            $  435.6        $  532.3
Cash flows used for investing activities.................                                              (596.0)         (487.8)
Cash flows provided by (used for) financing activities...                                               153.2           (14.9)

Other Data:
Depreciation.............................................       $   54.5        $   62.2             $  106.3        $  123.3
Amortization of intangibles..............................           42.5            44.0                 85.5            88.5
EBITDA(1)................................................          101.2           113.2                244.6           263.5
Net loss plus intangible amortization, net of tax(1)(2)..       $    1.0        $   13.8             $   38.8        $   51.9

Margins:
Rental margin(3).........................................           66.3%           63.8%                66.0%           64.3%
Merchandise margin(4)....................................           26.1%           20.4%                22.8%           20.4%
Gross margin(5)..........................................           61.9%           58.7%                61.1%           58.9%

Worldwide Store Data:
Same store revenues increase(6)..........................            9.9%           11.0%                12.9%            6.9%
Total stores at end of period............................          6,658           7,376                6,658           7,376

-------------------
(1) EBITDA and Net loss plus intangible amortization, net of tax are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3)  Rental gross profit as a percentage of rental revenues.
(4)  Merchandise gross profit as a percentage of merchandise revenues.
(5)  Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

     Revenues. Revenues of $1,214.4 million for the three months ended June 30, 2000 increased $172.7 million, or 16.6%, from $1,041.7 million for the three months ended June 30, 1999. The increase in revenues was primarily due to increases in worldwide same store revenues of 11.0% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and a net increase in the number of company-operated stores of 497 to 6,092 at June 30, 2000 from 5,595 at June 30, 1999. The increase in same store revenues was principally due to an increase in the average domestic rental fee, a 16.6% increase in same store revenues from our international operations, and a 21.3% increase in domestic merchandise same store revenues.

     Rental revenue of $1,029.4 million for the three months ended June 30, 2000, which also includes sales of previously viewed products, increased $142.1 million, or 16.0%, from $887.3 million for the three months ended June 30, 1999. The increase in rental revenue was primarily due to an increase in worldwide same store rental revenues of 10.1% and the net increase in the number of company-operated stores of 497. Also, previously viewed product sales, which includes previously viewed videotapes, video games and DVDs, increased 17.2% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in worldwide same store rental revenues was driven by an increase in domestic rental transactions, an increase in the average domestic rental fee and a favorable box office advantage between titles that became available in the three months ended June 30, 2000 as compared to the titles that became available in the comparable period of 1999.

     Beginning in February 2000 we implemented a new program to further increase customer satisfaction. Under this program we have made it more convenient for our customers to return rental product by extending the return time by twelve hours. In addition, customers who choose to keep rental product beyond the initial rental term automatically continue their rental for another rental term. Previously, customers who kept rental product beyond the initial rental term paid extended viewing fees for each additional day rental product was kept. Extended viewing fees for the three months ended June 30, 1999 were $164.7 million and represented 15.8% of total revenues. Revenues generated by the continuation of rental terms for the three months ended June 30, 2000 contributed $203.2 million to rental revenues and represented 16.7% of total revenues. This increase was primarily due to the increased convenience for customers who chose to keep rental product for another rental term.

     Merchandise sales of $162.0 million for the three months ended June 30, 2000 increased $30.4 million, or 23.1%, from $131.6 million for the three months ended June 30, 1999. The two primary reasons for the increase in merchandise sales were (i) increased sales of sell-through videotapes and DVDs and (ii) an increase in the sales of blank tapes and other VCR accessories.

     Cost of Sales. Cost of sales of $501.4 million for the three months ended June 30, 2000 increased $105.0 million, or 26.5%, from $396.4 million for the three months ended June 30, 1999. Cost of sales as a percentage of total revenues in 2000 increased to 41.3% for the three months ended June 30, 2000 from 38.1% for the three months ended June 30, 1999. The increase in cost of sales was primarily due to (i) an increase in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements, (ii) a decrease in margins on game rentals as several platforms are nearing the end of their lifecycles, and (iii) a decrease in margins on previously viewed product sales generated by lower average unit selling prices as a result of increased copy depth.

     Gross Profit. Gross profit of $713.0 million for the three months ended June 30, 2000 increased $67.7 million, from $645.3 million for the three months ended June 30, 1999. For 2000, gross profit as a percentage of total revenues decreased to 58.7% from 61.9% for the three months ended June 30, 1999. The decrease in gross margin was due to the increase in cost of sales described above.

     Operating Expenses. Total operating expenses of $706.0 million for the three months ended June 30, 2000 increased $64.9 million, or 10.1%, from $641.1 million for the three months ended June 30, 1999. This increase was primarily due to a net increase of 497 company-operated stores. Total operating expenses decreased as a percentage of total revenues from 61.5% for the three months ended June 30, 1999 to 58.1% for the three months ended June 30, 2000, which reflects better leveraging of our operating expenses over an increased revenue base. The increase in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, corporate and new media level, decreased as a percentage of total revenues to 44.1% for the three months ended June 30, 2000 compared to 46.1% for the same period of 1999. General and administrative expense of $535.8 million for the three months ended June 30, 2000 increased $55.7 million from $480.1 million for the three months ended June 30, 1999. The dollar increase for the three months ended June 30, 2000 resulted from compensation increases of $30.4 million related to additional personnel needed to support our store growth and to support our new media business, a $10.7 million increase in occupancy costs due to the increase in the number of company-operated stores and a $14.6 million increase in other corporate and store expenses due primarily to the growth of our business.

     Advertising Expense. Advertising expense of $64.0 million for the three months ended June 30, 2000 was equal to advertising expense for the three months ended June 30, 1999. As a percentage of total revenues, advertising expense decreased to 5.3% for the three months ended June 30, 2000 from 6.1% for the three months ended June 30, 1999. These decreases reflect our planned decrease in promotional advertising. We are now focusing our advertising dollars on specific product advertising, direct marketing vehicles such as BLOCKBUSTER REWARDS(TM), marketing our database and the marketing of blockbuster.com.

     Depreciation Expense. Depreciation expense of $62.2 million for the three months ended June 30, 2000 increased $7.7 million as compared to $54.5 million for the same period of 1999. The increase in depreciation expense was primarily attributable to the net increase of 497 company-operated stores. In addition, our new media segment added $2.6 million to depreciation expense for the three months ended June 30, 2000.

     Interest Expense. Interest expense of $29.6 million for the three months ended June 30, 2000 decreased $1.1 million as compared to $30.7 million for the same period of 1999. The decrease in interest expense was due to lower debt levels due primarily to the use of the net proceeds of our initial public offering to pay down our credit facility, offset by the higher interest rates on our credit facility compared to the interest rates on the notes payable to Viacom.

     Provision for Income Taxes. We recognized a provision for income taxes of $8.9 million for the three months ended June 30, 2000 as compared to $11.3 million for the three months ended June 30, 1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, which incurred losses, in our 1999 and 2000 tax provisions. The provision for income taxes decreased due to lower operating losses from foreign jurisdictions.

     Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income of affiliated companies, net of tax was a loss of $0.4 million for the three months ended June 30, 2000 as compared to a loss of $2.4 million for the three months ended June 30, 1999, primarily due to decreased losses from our joint venture operations in Italy.

     Net Loss. The consolidated net loss of $27.9 million for the three months ended June 30, 2000 reflects a decrease in net loss of $12.0 million from a net loss of $39.9 million for the second quarter of 2000. Excluding the losses incurred by our new media business in the second quarter of 2000, our net loss decreased by $22.0 million from $39.6 million to $17.6 million.

SEGMENT RESULTS

Video
-----

     Our video segment consists of rentable home videos, DVDs, video games and retail products. Video revenues of $1,214.1 million for the three months ended June 30, 2000 increased $172.4 million, or 16.5%, from $1,041.7 million for the three months ended June 30, 2000. The increase in revenues was primarily due to increases in worldwide same store revenues of 11.0% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 and a net increase of 497 company-operated stores. The increase in same store revenues was principally due to an increase in the average domestic rental fee, a 16.6% increase in same store revenues from our international operations, and a 21.3% increase in domestic merchandise same store revenues.

     Operating income increased $18.4 million to $22.6 million for the three months ended June 30, 2000 from $4.2 million in the prior year. Results for the three months ended June 30, 2000 reflect the increased revenues discussed above and the leveraging of our operating expenses over an increased revenue base. Our operating expenses as a percentage of total video revenues decreased to 56.9% for the three months ended June 30, 2000 from 61.5% for the same period in 1999.

New Media
---------

     Our new media segment consists of Internet video sales, entertainment-related news and information, and e-commerce offerings and is also focused on developing relationships and infrastructure needed to deliver digital video services across multiple networks to multiple devices. On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. New media revenues of $0.3 million for the three months ended June 30, 2000 consisted primarily of sales through the Internet of sell-through videocassettes and DVDs.

     Operating loss for our new media segment was $15.6 million for the three months ended June 30, 2000. This loss reflects costs incurred to advertise our new website, hire additional people to support the new website, for consulting and maintenance costs to enhance the website's functionality and to negotiate and structure new ventures related to our video-on-demand and home delivery services currently in the development stage. Blockbuster.com is expected to become an integral part of our movies-on-demand service and an extension of our stores through online rental reservations. We expect this segment to incur continued losses in the immediate future. As a result, we are continually evaluating capitalized costs associated with our new media segment. Total costs capitalized, net of depreciation, were $34.7 million as of June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

     Revenues. Revenues of $2,425.5 million for the six months ended June 30, 2000 increased $270.8 million, or 12.6%, from $2,154.7 million for the six months ended June 30, 1999. The increase in revenues was primarily due to increases in worldwide same store revenues of 6.9% for the six months ended June 30, 2000 as compared to the corresponding period in 1999 and a net increase in the number of company-operated stores of 497 to 6,092 at June 30, 2000 from 5,595 at June 30, 1999. The increase in worldwide same store revenues was principally due to an increase in the average domestic rental fee, a 12.1% increase in same store revenues from our international operations, and a 16.5% increase in domestic merchandise same store revenues.

     Rental revenue of $2,053.8 million for the six months ended June 30, 2000, which also includes sales of previously viewed products, increased $214.5 million, or 11.7%, from $1,839.3 million for the six months ended June 30, 1999. The increase in rental revenue was primarily due to an increase in international same store rental revenues of 13.5%, the net increase in the number of company-operated stores of 497, an increase in the average domestic rental fee and a favorable box office advantage between titles that became available in the six months ended June 30, 2000 as compared to the titles that became available in the comparable period of 1999. Also, previously viewed product sales, which includes previously viewed videotapes, video games and DVDs, increased 11.0% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

     Beginning in February 2000 we implemented a new program to further increase customer satisfaction. Under this program we have made it more convenient for our customers to return rental product by extending the return time by twelve hours. In addition, customers who choose to keep rental product beyond the initial rental term automatically continue their rental for another rental term. Previously, customers who kept rental product beyond the initial rental term paid extended viewing fees for each additional day rental product was kept. Extended viewing fees for the six months ended June 30, 1999 were $344.1 million and represented 16.0% of total revenues. The combination of extended viewing fees and the implementation of this program contributed $395.7 million to rental revenues and represented 16.3% of total revenues for the six months ended June 30, 2000. This increase was primarily due to the increased convenience for customers who chose to keep rental product for another rental term.

     Merchandise sales of $332.5 million for the six months ended June 30, 2000 increased $57.9 million, or 21.1%, from $274.6 million for the six months ended June 30, 1999. The three primary reasons for the increase in merchandise sales were (i) increased sales of sell-through videotapes and DVDs, (ii) an increase in licensed merchandise and confection sales and (iii) an increase in the sales of blank tapes and other accessories.

     Cost of Sales. Cost of sales of $997.8 million for the six months ended June 30, 2000 increased $159.6 million, or 19.0%, from $838.2 million for the six months ended June 30, 1999. Cost of sales as a percentage of total revenues in 2000 increased to 41.1% for the first quarter of 2000 from 38.9% for the six months ended June 30, 1999. The increase in cost of sales was primarily due to
(i) the increase in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements, (ii) a decrease in margins on game rentals as several platforms are nearing the end of their lifecycles, (iii), a decrease in margins on previously viewed product sales generated by lower average unit selling prices as a result of increased copy depth and (iv) the increase in merchandise sales as a percentage of total revenues from 12.7% of total revenues for the six months ended June 30, 1999 to 13.7% of total revenues for the six months ended June 30, 2000, as merchandise sales have lower gross margins than rental revenues.

     Gross Profit. Gross profit of $1,427.7 million for the six months ended June 30, 2000 increased $111.2 million, from $1,316.5 million for the six months ended June 30, 1999. For 2000, gross profit as a percentage of total revenues decreased to 58.9% from 61.1% for the six months ended June 30, 1999. The decrease in gross margin was due to the increase in cost of sales described above.

     Operating Expenses. Total operating expenses of $1,376.0 million for the six months ended June 30, 2000 increased $112.3 million, or 8.9%, from $1,263.7 million for the six months ended June 30, 1999. This increase was primarily due to a net increase of 497 company-operated stores. Total operating expenses decreased as a percentage of total revenues to 56.7% for the six months ended June 30, 2000 from 58.6% in the six months ended June 30, 1999, which reflects better leveraging of our operating expenses over an increased revenue base. The increase in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, corporate and new media level, decreased as a percentage of total revenues to 43.2% for the six months ended June 30, 2000 compared to 44.2% for the same period of 1999. General and administrative expense of $1,048.6 million for the six months ended June 30, 2000 increased $96.4 million from $952.2 million for the six months ended June 30, 1999. The dollar increase for the six months ended June 30, 2000 resulted from compensation increases of $50.6 million related to additional personnel needed to support our store growth and to support our new media business. Occupancy costs increased $23.3 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $22.5 million due primarily to the growth of our business.

     Advertising Expense. Advertising expense of $115.6 million for the six months ended June 30, 2000 decreased $4.1 million from $119.7 million for the six months ended June 30, 1999. As a percentage of total revenues, advertising expense decreased to 4.8% for the six months ended June 30, 2000 from 5.6% for the six months ended June 30, 1999. These decreases reflect our planned decrease in promotional advertising. We are now focusing our advertising dollars on specific product advertising, direct marketing vehicles such as BLOCKBUSTER REWARDS(TM), marketing our database and the marketing of blockbuster.com.

     Interest Expense. Interest expense of $59.0 million for the six months ended June 30, 2000 decreased $0.9 million as compared to $59.9 million for the same period of 1999. The decrease in interest expense was due to lower debt levels due primarily to the use of the net proceeds of our initial public offering to pay down our credit facility, offset by the higher interest rates on our credit facility compared to the interest rates on the notes payable to Viacom.

     Depreciation Expense. Depreciation expense of $123.3 million for the six months ended June 30, 2000 increased $17.0 million as compared to $106.3 million for the same period of 1999. The increase in depreciation expense was primarily attributable to the net increase of 497 company-operated stores. In addition our new media segment added $5.2 million to depreciation expense for the six months ended June 30, 2000.

     Provision for Income Taxes. We recognized a provision for income taxes of $30.6 million for the six months ended June 30, 2000 as compared to $34.7 million for the six months ended June 30,1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, which incurred losses, in our 1999 and 2000 tax provisions. The provision for income taxes decreased due to lower operating losses.

     Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income of affiliated companies, net of tax was $0.2 million for the six months ended June 30, 2000 as compared to a loss of $2.4 million for the six months ended June 30, 1999, primarily due to an increase in income from our joint venture operations in Italy.

     Net Loss. The consolidated net loss of $32.0 million for the six months ended June 30, 2000 reflects a decrease in net loss of $11.3 million from a net loss of $43.3 million for the six months ended June 30, 1999. Excluding the losses incurred by our new media business in the first six months of 2000, our net loss decreased by $30.7 million from $43.0 million to $12.3 million.

SEGMENT RESULTS

Video
-----

     Our video segment consists of rentable home videos, DVDs, video games and retail products. Video revenues of $2,425.0 million for the six months ended June 30, 2000 increased $270.3 million, or 12.5%, from $2,154.7 million for the six months ended June 30, 2000. The increase in revenues was primarily due to increases in worldwide same store revenues of 6.9% for the six months ended June 30, 2000 as compared to the corresponding period in 1999 and a net increase of 497 company-operated stores. The increase in same store revenues was principally due to an increase in the average domestic rental fee, a 12.1% increase in same store revenues from our international operations, and a 16.5% increase in domestic merchandise same store revenues.

     Operating income increased $28.5 million to $81.3 million for the six months ended June 30, 2000 from $52.8 million in the prior year. Results for the six months ended June 30, 2000 reflect the increased revenues discussed above and the leveraging of our operating expenses over an increased revenue base. Our operating expenses as a percentage of total video revenues decreased to 55.5% for the three months ended June 30, 2000 from 58.6% for the same period in 1999.

New Media
---------

     Our new media segment consists of Internet video sales, entertainment-related news and information, and e-commerce offerings and is also focused on developing relationships and infrastructure needed to deliver digital video services across multiple networks to multiple devices. On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. New media revenues of $0.5 million for the six months ended June 30, 2000 consisted primarily of sales through the Internet of sell-through videocassettes and DVDs.

     Operating loss for our new media segment was $29.6 million for the six months ended June 30, 2000. This loss reflects costs incurred to advertise our new website, hire additional people to support the new website, for consulting and maintenance costs to enhance the website's functionality and to negotiate and structure new ventures related to our video-on-demand and home delivery services currently in the development stage. Blockbuster.com is expected to become an integral part of our movies on demand service and an extension of our stores through online rental reservations. We expect this segment to incur continued losses in the immediate future. As a result, we are continually evaluating capitalized costs associated with our new media segment. Total costs capitalized, net of depreciation, were $34.7 million as of June 30, 2000.

Liquidity and Capital Resources
--------------------------------

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

     Excess operating cash flow, additional funding from Viacom (prior to our initial public offering) and borrowings under our credit facility were used primarily for opening and acquiring new stores, the refurbishment, remodeling and relocation of existing stores and the purchase of videocassette inventory. Prior to our initial public offering, our capital structure was established which replaced our reliance on Viacom's cash management system. At the time of our initial public offering, all cash accounts were settled and, since such time, we have no longer participated in Viacom's cash management system. As such, no further amounts will be deposited in, or withdrawn from, our accounts by Viacom.

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

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities increased $96.7 million, or 22.2%, from $435.6 million for the six months ended June 30, 1999 to $532.3 million for the six months ended June 30, 2000. The most significant reasons for the increase were (i) an improvement in operational performance which resulted in a decrease of net losses of $11.3 million (or $40.3 million excluding depreciation and amortization) and (ii) a $56.3 million decrease in net cash used by changes in operating assets and liabilities.

     Investing Activities. Net cash used in investing activities decreased $108.2 million from $596.0 million for the six months ended June 30, 1999 to $487.8 million in the comparable period of 2000 as a result of a decrease in cash used for store acquisitions of $72.9 million and a $78.1 million decrease in capital expenditures, offset by a $25.1 million increase in rental library purchases. Our capital expenditures decreased primarily due to an upgrade of the store point of sale system that occurred during 1999 and fewer new store openings in 2000. The decrease in cash used for acquisitions was primarily due to a large acquisition of 69 stores from a franchisee in the first quarter of 1999.

     The major components of investing activities are detailed below:


                                                                               Six Months Ended June 30,
                                                                            -------------------------------
                                                                              1999                    2000
                                                                            -------                 -------
Cash flows from investing activities:                                                (In millions)
    Rental library purchases......................................          $(355.9)                $(381.0)
    Capital expenditures..........................................           (159.6)                  (81.5)
    Cash used for acquisitions....................................            (93.9)                  (33.2)
    Proceeds from sales of store operations.......................             14.2                     4.8
    Proceeds from sale of non-core investment.....................                -                     7.1
    Investment in affiliated companies............................             (0.8)                   (4.0)
                                                                            -------                 -------
Net cash flow used for investing activities.......................          $(596.0)                $(487.8)
                                                                            =======                 =======


     Financing Activities.   Net cash used in financing activities for the six
months ended June 30, 2000 of $14.9 million represented a $168.1 million decrease from net cash provided by financing activities of $153.2 million in 1999. The decrease in financing activities was primarily attributable to (i) Viacom funding approximately $77.0 million to us in the first quarter of 1999 for the acquisition of 69 stores from a franchisee and (ii) capital contributions of $157 million made by Viacom during 1999 for the purchase of certain of our international operations from affiliates of Viacom in connection with our initial public offering. These items were partially offset by borrowings of $26.5 million during the second quarter of 2000.

Capital Structure

     On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. This credit agreement is comprised of a $700 million long-term revolver due July 1, 2004 and a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004. The credit agreement also includes a $600 million short-term revolver, which was reduced with proceeds from our initial public offering and was originally due on June 19, 2000. The credit agreement was amended during the second quarter of 2000 by extending the due date of the short-term revolver to the earlier of (i) December 14, 2000, or (ii) the date that we are no longer a subsidiary of Viacom. Interest rates under the credit agreement are based on the prime rate or LIBOR at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at June 30, 2000). We expect to fund the repayment of the short-term revolver by using either internally generated cash or various external sources, including additional borrowings under the long-term revolver, an amendment to the credit agreement, or the issuance of debt securities.

     The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2000 we were in compliance with all financial covenants under the credit agreement.

     On June 23, 1999, we borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. We repaid $442.9 million of the short-term revolver through proceeds from our initial public offering. We repaid an additional $20.0 million of the short-term revolver during the second quarter of 2000. These payments permanently reduced our capacity under the credit agreement from $1.9 billion to approximately $1.44 billion, by reducing the borrowing capacity under the short-term revolver to $137.1 million. As of June 30, 2000, we had $137.1 million outstanding under the short-term revolver. We had $260.0 million of available borrowing capacity under the long-term revolver at June 30, 2000. The weighted average interest rate at June 30, 2000 for these borrowings was 7.9%.

     We entered into two additional lines of credit with banks for a total of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at June 30, 2000.

     In April 2000, we borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. As of June 30, 2000, we had $25.3 million outstanding under this financing.

     The following table sets forth our current portion of long-term debt:

                                                                               At December 31,    At June 30,
                                                                                    1999             2000
                                                                                  --------         --------
     Short-term revolving credit facility, interest rate 7.9% and 8.5% at
        December 31, 1999 and June 30, 2000, respectively, due December 2000..    $  157.1         $  137.1

     Equipment term loan, interest rate 8.0% at June 30, 2000, payable monthly
        through April, 2005, secured by certain equipment.....................        -                 6.5
                                                                                  --------         --------

Total current portion of long-term debt                                           $  157.1         $  143.6
                                                                                  ========         ========

     The following table sets forth our long-term debt, less current portion:

                                                                               At December 31,    At June 30,
                                                                                    1999             2000
                                                                                  --------         --------
     Term loan, interest rate 7.8% at December 31, 1999 and June 30,
       2000 due in quarterly installments beginning April 2002................    $  600.0         $  600.0
     Long-term revolving credit facility, interest rate 8.0% and 7.9% at
       December 31, 1999 and June 30, 2000, respectively, due July 2004.......       430.0            440.0
     Equipment term loan, interest rate 8.0% at June 30, 2000, payable monthly
      through April, 2005, secured by certain equipment........................       -                18.8
                                                                                  --------         --------
            Total long-term debt...............................................   $1,030.0         $1,058.8
                                                                                  ========         ========

Other Financial Measurements: Working Capital

     At June 30, 2000, we had cash and cash equivalents of $147.6 million. Working capital, however, reflected a deficit of $331.1 million due to the accounting treatment of our rental library. Rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

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

Disclosure Regarding Forward-Looking Information

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us and our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition some forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

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

Interest Rate Risk

     Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, we borrowed $1.6 billion under our credit facility. Total outstanding borrowings at June 30, 2000 under this credit agreement were $1,177.1 million. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at June 30, 2000 for these borrowings was 7.9%. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments. We are primarily vulnerable to changes in LIBOR, which is the rate currently used in existing agreements, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $11.8 million.

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

     Numerous issues are raised by the Euro currency conversion including the need to adapt computer and financial systems and business processes and equipment. Due to these uncertainties, we cannot reasonably estimate the long-term affects one common currency may have on pricing, costs, and the resulting impact, if any, on our financial condition or results of operations. However, we believe that we have and will continue to take appropriate steps to assess and address Euro conversion issues and currently do not expect that our business will be adversely affected by such conversion in any material respect.

     Our operations outside the United States constitute 19.2% of our total revenues. Our operations in Europe constitute 9.5% of our total revenues. The majority of these sales are from Great Britain, which has not adopted the Euro.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          No material developments have occurred in our legal proceedings previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000, as updated in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

          We held our Annual Meeting of Stockholders on May 23, 2000. The stockholders voted on proposals to:

          1. Elect two Class I Directors of Blockbuster for a term expiring in 2003;

          2. Approve the Blockbuster Inc. 1999 Long-Term Management Incentive Plan;

          3. Approve the Blockbuster Inc. Senior Executive Short-Term Incentive Plan; and

          4. Ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2000.

          The proposals were approved by the following votes:

          1.   Election of Class I Directors

                                          Votes                 Votes
               Nominee                    For                   Withheld
               -------                    -----                 --------

               Philippe P. Dauman         746,932,522           1,570,536
               Thomas E. Dooley           746,933,122           1,569,936

          2. Approval of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan

               Votes            Votes                                       Broker
               For              Against               Abstentions           Non-Votes
               -----            -------               -----------           ---------
               730,928,407      8,795,910             48,724                8,730,017

          3.   Approval of the Blockbuster Inc. Senior Executive Short-Term Incentive Plan

               Votes            Votes                                       Broker
               For              Against               Abstentions           Non-Votes
               -----            -------               -----------           ---------
               733,050,532      6,664,435             58,074                8,730,017

          4. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2000

               Votes            Votes                                       Broker
               For              Against               Abstentions           Non-Votes
               -----            -------               -----------           ---------
               748,436,804      23,323                42,931                    0


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits
          3.1      Amended and Restated Certificate of Incorporation of Blockbuster Inc.  (1)

          3.2      Bylaws of Blockbuster Inc.  (2)

          4.1      Specimen Class A Common Stock Certificate of Blockbuster Inc.  (3)

         10.1      Amendment No. 1, dated as of June 15, 2000, to the Credit Agreement, dated as of June
                   21, 1999, among Blockbuster Inc. and the banks named therein. (4)

         27.1      Financial Data Schedule.  (4)

________

(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899), and incorporated herein by reference.

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


                           BLOCKBUSTER INC.

                           By:  /s/  Larry J. Zine
                              --------------------------------------------------
                                     Larry J. Zine
                                     Executive Vice President and Chief
                                     Financial Officer (on behalf of the
                                     Registrant and in his capacity as principal
                                     financial officer)


Date: August 14, 2000

                               INDEX TO EXHIBITS

3.1  Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2  Bylaws of Blockbuster Inc. (2)

4.1  Specimen Class A Common Stock Certificate of Blockbuster Inc.  (3)

10.1 Amendment No. 1, dated as of June 15, 2000, to the Credit Agreement, dated as of June 21, 1999, among Blockbuster Inc. and the banks named therein.(4)

27.1 Financial Data Schedule. (4)
________

(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (File No. 333-77899), and incorporated herein by reference.

(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(4)  Filed herewith.