Form 10-Q
period 2000-09-30
BLOCKBUSTER INC
filed 2000-11-14
CIK 1085734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                            OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to ___________


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

                           Yes    X      No
                                -----         -----


       Number of shares of common stock outstanding at November 1, 2000:

         Class A common stock, par value $.01 per share:   31,011,114
         Class B common stock, par value $.01 per share:  144,000,000

                               BLOCKBUSTER INC.
                              INDEX TO FORM 10-Q

                                  PART I--FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1. Consolidated Financial Statements
  Consolidated Statements of Operations (Unaudited)--for the Three Months and Nine Months ended
    September 30, 1999 and September 30, 2000...........................................................   3


  Consolidated Balance Sheets--at December 31, 1999 and September 30, 2000 (Unaudited)..................   4


  Consolidated Statements of Cash Flows (Unaudited)--for the Nine Months ended September 30,
    1999 and September 30, 2000.........................................................................   5


  Notes to Consolidated Financial Statements (Unaudited)................................................   6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........  14


Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................  24


                                     PART II--OTHER INFORMATION


Item 1. Legal Proceedings...............................................................................  25


Item 6. Exhibits and Reports on Form 8-K................................................................  25

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)




                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ---------------------------      --------------------------
                                                               1999            2000             1999           2000
                                                           -----------    ------------      -----------    -----------
Revenues:
    Rental revenues......................................  $     951.4    $   $1,019.0      $   2,790.7    $   3,072.8
    Merchandise sales....................................        138.9           146.1            413.5          478.6
    Other revenues.......................................         22.5            28.7             63.3           67.9
                                                           -----------    ------------      -----------    -----------
                                                               1,112.8         1,193.8          3,267.5        3,619.3
                                                           -----------    ------------      -----------    -----------
Cost of sales:
    Cost of rental revenues..............................        322.8           364.2            949.0        1,097.3
    Cost of merchandise sold.............................        108.6           107.9            320.6          372.6
                                                           -----------    ------------      -----------    -----------
                                                                 431.4           472.1          1,269.6        1,469.9
                                                           -----------    ------------      -----------    -----------
    Gross profit.........................................        681.4           721.7          1,997.9        2,149.4
                                                           -----------    ------------      -----------    -----------
Operating expenses:
    General and administrative...........................        489.6           552.5          1,441.8        1,601.1
    Advertising..........................................         63.2            50.1            182.9          165.7
    Depreciation.........................................         56.8            57.4            163.1          180.7
    Amortization of intangibles..........................         43.2            44.0            128.7          132.5
                                                           -----------    ------------      -----------    -----------
                                                                 652.8           704.0          1,916.5        2,080.0
                                                           -----------    ------------      -----------    -----------
Operating income.........................................         28.6            17.7             81.4           69.4
    Interest expense.....................................        (30.7)          (29.0)           (90.6)         (88.0)
    Interest income......................................          0.7             1.6              1.8            5.2
    Other items, net.....................................          1.7             0.4              1.5            2.5
                                                           -----------    ------------      -----------    -----------
Income (loss) before income taxes........................          0.3            (9.3)            (5.9)         (10.9)
    Provision for income taxes...........................        (17.7)          (10.1)           (52.4)         (40.7)
    Equity in income (loss) of affiliated
       companies, net of tax.............................         (1.7)            0.1             (4.1)           0.3
                                                           -----------    ------------      -----------    -----------
Net loss.................................................  $     (19.1)   $      (19.3)     $     (62.4)   $     (51.3)
                                                           ===========    ============      ===========    ===========

Net loss per share:
    Basic and diluted....................................  $     (0.12)   $      (0.11)     $     (0.42)   $     (0.29)
                                                           ===========    ============      ===========    ===========
Weighted average shares outstanding:
    Basic and diluted....................................        161.2           175.0            149.8          175.0
                                                           ===========    ============      ===========    ===========

Cash dividends per common share..........................  $      -       $       0.02      $       -      $      0.06
                                                           ===========    ============      ===========    ===========

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)


                                                                                          December 31,       September 30,
                                                                                             1999                2000
                                                                                          ------------       ------------
                                                                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................................................    $    119.6         $    127.9
  Receivables, less allowances of  $11.4 (1999) and $9.4 (2000).......................         130.8              143.2
  Merchandise inventories.............................................................         281.3              214.4
  Prepaid assets and other current assets.............................................         180.9              192.7
                                                                                          ------------       ------------
     Total current assets.............................................................         712.6              678.2

Rental library........................................................................         577.6              602.9
Tax receivable from Viacom............................................................          41.1               96.9
Property and equipment, net...........................................................       1,148.3            1,078.9
Intangibles, net......................................................................       5,975.9            5,854.6
Other assets..........................................................................          85.3               74.7
                                                                                          ------------       ------------
                                                                                          $  8,540.8         $  8,386.2
                                                                                          ============       ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable....................................................................    $    499.4         $    409.8
  Accrued expenses....................................................................         422.5              379.6
  Current portion of long-term debt...................................................         157.1              118.6
  Current portion of capital lease obligations........................................          29.7               19.9
  Deferred taxes......................................................................          22.7               24.5
                                                                                          ------------       ------------
     Total current liabilities........................................................       1,131.4              952.4

Long-term debt, less current portion..................................................       1,030.0            1,066.5
Capital lease obligations, less current portion.......................................         108.4              102.1
Deferred taxes........................................................................          72.3              158.1
Other liabilities.....................................................................          73.7               76.0
                                                                                          ------------       ------------
                                                                                             2,415.8            2,355.1
                                                                                          ------------       ------------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
    issued or outstanding.............................................................             -                  -
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
    31.0 shares issued and outstanding................................................           0.3                0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;                       1.4                1.4
    144.0 shares issued and outstanding...............................................
  Additional paid-in capital..........................................................       6,180.3            6,169.9
  Retained deficit....................................................................         (10.9)             (62.2)
  Accumulated other comprehensive loss - foreign currency translation adjustment......         (46.1)             (78.3)
                                                                                          ------------       ------------
     Total stockholders' equity.......................................................       6,125.0            6,031.1
                                                                                          ------------       ------------
                                                                                          $  8,540.8         $  8,386.2
                                                                                          ============       ============

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                             1999            2000
                                                                                          ----------       --------
Cash flows from operating activities:
  Net loss............................................................................    $   (62.4)       $ (51.3)
    Adjustments to reconcile net loss to net cash flow provided by operating activities:
     Depreciation and amortization....................................................        783.2          843.3
     Deferred taxes...................................................................         85.0           87.6
     Equity in (income) loss of affiliated companies, net of tax......................          4.1           (0.3)
     Gain on sales of store operations, net...........................................         (8.3)          (1.7)
     Gain on sale of non-core investment..............................................            -           (1.9)
     Common stock issued to non-employee directors....................................            -            0.1
  Change in operating assets and liabilities:
     (Increase) decrease in receivables...............................................         10.7          (13.9)
     Increase in tax receivable from Viacom...........................................            -          (55.8)
     Decrease in merchandise inventories..............................................         25.1           63.1
     Increase (decrease) in prepaid and other current assets and other assets.........        (27.7)           0.9
     Decrease in accounts payable.....................................................        (78.9)         (77.0)
     Decrease in accrued expenses and other liabilities...............................         (6.6)         (26.3)
                                                                                          ----------       --------
Net cash flow provided by operating activities........................................        724.2          766.8
                                                                                          ----------       --------

Cash flows from investing activities:
  Rental library purchases............................................................       (543.1)        (561.7)
  Capital expenditures................................................................       (266.7)        (128.0)
  Cash used for acquisitions..........................................................       (110.9)         (33.7)
  Proceeds from sales of store operations.............................................         18.9            4.8
  Proceeds from sale of non-core investment...........................................            -            7.1
  Investments in affiliated companies.................................................         (1.0)          (4.0)
                                                                                          ----------       --------
Net cash flow used in investing activities............................................       (902.8)        (715.5)
                                                                                          ----------       --------
Cash flows from financing activities:
  Proceeds from credit agreement......................................................      1,665.0           83.0
  Repayments on credit agreement......................................................       (467.9)        (108.0)
  Proceeds from equipment term loan...................................................            -           26.5
  Repayments on equipment term loan...................................................            -           (3.5)
  Repayment of notes due to Viacom....................................................     (1,576.4)             -
  Net proceeds from the issuance of common stock......................................        430.7              -
  Cash dividends......................................................................            -          (10.5)
  Capital lease payments..............................................................        (26.4)         (26.6)
  Capital contributions from Viacom, net..............................................        176.8              -
                                                                                          ----------       --------
Net cash flow provided by (used in) financing activities..............................        201.8          (39.1)
                                                                                          ----------       --------
Effect of exchange rate changes on cash...............................................         (0.2)          (3.9)
                                                                                          ----------       --------
Net increase in cash and cash equivalents.............................................         23.0            8.3
Cash and cash equivalents at beginning of period......................................         99.0          119.6
                                                                                          ----------       --------
Cash and cash equivalents at end of period............................................    $   122.0        $ 127.9
                                                                                          ==========       ========
Supplemental cash flow information:
  Cash payments for interest..........................................................    $    81.0        $  83.7
                                                                                          ==========       ========
Noncash investing and financing activities:
  Property and equipment acquired under capitalized leases............................    $     5.2        $  10.5
                                                                                          ==========       ========

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


Note 1--Basis of Presentation

  Blockbuster Inc. and its subsidiaries (the "Company" or "Blockbuster") operate and franchise videocassette rental and sales stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. The Company also offers DVDs and video games for rental and sale and sells certain other entertainment-related merchandise.

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

  On August 10, 1999 the Company sold to the public 31 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.7 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.2 million, as of September 30, 1999. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolver due December 14, 2000 as discussed in Note 6, and permanently reduced the Company's borrowing capacity. Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of class A and class B common stock generally have

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

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

Net Loss Per Share

  Basic loss per share ("EPS") is computed by dividing the net loss applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 14.3 million shares of class A common stock were outstanding as of September 30, 2000 and were excluded from the computation of the weighted average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                               ---------------------------------   ---------------------------------
                                                                     1999              2000              1999             2000
                                                               ---------------   ---------------   ---------------   ---------------
    Weighted average shares for basic EPS......................          161.2             175.0             149.8             175.0
    Incremental shares for stock options & warrants............              -                 -                 -                 -
                                                               ---------------   ---------------   ---------------   ---------------
    Weighted average shares for diluted EPS....................          161.2             175.0             149.8             175.0
                                                               ===============   ===============   ===============   ===============

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


Comprehensive Loss

Comprehensive loss for the three months and nine months ended September 30 was as follows:

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                              ----------------------------      ----------------------------
                                                                  1999            2000              1999            2000
                                                              ------------    ------------      ------------    ------------
Net loss......................................................      $(19.1)         $(19.3)           $(62.4)         $(51.3)
Foreign currency translation adjustment.......................         5.7            (8.6)             12.2           (32.2)
                                                              ------------    ------------      ------------    ------------
Total comprehensive loss......................................      $(13.4)         $(27.9)           $(50.2)         $(83.5)
                                                              ============    ============      ============    ============


Note 2--Related Party Transactions

  Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with certain cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration, as needed. The fee for these services approximates Viacom's cost and could be subject to adjustment. The services agreement expires upon the closing of a split-off or similar transaction. Prior to the Offering, the allocation of expenses related to services provided by Viacom was generally based on actual costs incurred by Viacom. The charges for such services for the three and nine months ended September 30, 1999 were $1.3 million and $7.7 million, respectively. Management believes that the methodologies used to allocate the charges were reasonable, however, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis.

  Prior to the Offering, Viacom paid certain insurance premiums on behalf of the Company for certain workers compensation, property, general liability and group insurance policies. Insurance expense related to these policies for the three and nine months ended September 30, 1999 was $2.0 million and $9.1 million, respectively, and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations.

  Viacom has a noncontributory defined benefit pension plan in which the Company's employees were covered through December 31, 1999. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom's pension plan. The Company's employees were also offered participation in Viacom's 401(k) savings plan through April 1999. At that time the Company set up its own 401(k) savings plan that generally mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. Through June 30, 2000, the Company invested matching contributions in Viacom's class B common stock. On July 1, 2000, the Company began investing matching contributions in Blockbuster's class A common stock. Viacom charged the Company $1.5 million and $4.2 million for pension and 401(k) savings plan expenses for the three and nine months ended September 30, 1999, respectively. Viacom charged the Company $0.7 million and $2.2 million for 401(k) savings plan expenses for the three and nine months ended September 30, 2000, respectively.

  Viacom generally has not charged the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations discussed in Note 3. The notes payable to Viacom were refinanced on June 23, 1999 with a third party credit agreement as more fully discussed in Note 6. Interest expense related to intercompany debt was $49.1 million for the nine months ended September 30, 1999. There was no related party interest expense for the three months ended September 30, 1999 or for any period in 2000.

  The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes for rental and sale directly from an affiliate of Paramount Pictures Corporation. Total purchases were $43.1 million and $20.8 million for the three months ended September 30, 1999 and 2000, respectively, and $76.6 million and $110.2 million for the nine months ended

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


September 30, 1999 and 2000, respectively. The Company also purchases certain home video games from Midway Games, Inc. Total purchases were $0.1 million and $2.1 million for the three months ended September 30, 1999 and 2000, respectively, and $9.8 million and $3.9 million for the nine months ended September 30, 1999 and 2000, respectively.

  In 1999, the Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), a business unit of Viacom. Pursuant to this agreement, for one year, Blockbuster agreed to provide certain promotional and database services to MTVN and granted a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid Blockbuster $18 million. MTVN had an option to extend in perpetuity the license to use the customer database. Blockbuster had recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, Blockbuster has no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in "Other revenues" in the Consolidated Statements of Operations for the three and nine months ended September 30, 2000.

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

  On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds were provided under the Company's new credit agreement, as discussed in Note 6. The remaining $157 million was paid with cash from Viacom and was recognized as a capital contribution by Viacom during the second quarter of 1999.

Note 4--Disposition

  On May 4, 2000, the Company completed the sale of Golf & Games, an amusement and theme park located in Florida, for approximately $7.1 million in cash. The Company recorded a pre-tax gain of $1.9 million from the sale. This gain is reflected as a component of "Other items, net" in the Consolidated Statement of Operations for the nine months ended September 30, 2000.

Note 5--Sales of Store Operations

  During the three and nine months ended September 30, 1999, Blockbuster sold certain stores to franchisees for $8.3 million and $23.2 million, respectively, as part of the Company's strategy to maintain an optimal mix of Company operated and franchised stores. As a result of these sales, Blockbuster received $4.7 million and $18.9 million in cash and $3.6 million and $4.3 million in notes receivable and recognized net gains of $2.3 million and $8.3 million for the three and nine months ended September 30, 1999, respectively, as a reduction of general and administrative expenses.

  During the nine months ended September 30, 2000, Blockbuster sold certain stores to franchisees for $5.7 million. As a result of these sales, Blockbuster received $4.8 million in cash, $0.9 million in notes receivable and recognized a net gain of $1.7 million as a reduction of general and administrative expenses. Blockbuster did not sell any stores to franchisees during the three months ended September 30, 2000.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


Note 6--Credit and Debt Agreements

  On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement is comprised of a $700 million long-term revolver due July 1, 2004 and a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004. The Blockbuster Credit Agreement also includes a $600 million short-term revolver, which was reduced with proceeds from the Offering, and was originally due on June 19, 2000. The Blockbuster Credit Agreement was amended during the second quarter of 2000 by extending the due date of the short-term revolver to the earlier of (i) December 14, 2000 or (ii) the date that Blockbuster is no longer a subsidiary of Viacom. Interest rates under the Blockbuster Credit Agreement are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at September 30, 2000).

  The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2000, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

  On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from the Offering. The Company repaid an additional $45.0 million of the short-term revolver during the nine months ended September 30, 2000. These payments permanently reduced Blockbuster's capacity under the Blockbuster Credit Agreement from $1.9 billion to approximately $1.4 billion, by reducing the borrowing capacity under the short-term revolver to $112.1 million. As of September 30, 2000, the Company had $112.1 million outstanding under the short-term revolver. Blockbuster expects to fund the repayment of the short-term revolver by using either internally generated cash or additional borrowings under the long-term revolver. The Company had $250.0 million of available borrowing capacity under the long-term revolver at September 30, 2000. The weighted average interest rate at September 30, 2000 for these borrowings was 8.1%.

  Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at September 30, 2000.

  In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. At September 30, 2000, the Company had $23.0 million outstanding under this financing.

Note 7--Commitments and Contingencies

  In October 1998, BLOCKBUSTER MUSIC stores ("Music") were sold to Wherehouse Entertainment Inc. ("Wherehouse"). Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The terms of these leases expire on various dates through 2007. Blockbuster agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the contingent liability for base rent approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements. If Wherehouse defaults, related losses could materially affect future operating income.

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

  On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs seek to certify a class comprised of certain Blockbuster store managers who worked in California who claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

  Blockbuster is a defendant in nine putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio and Texas between February of 1999 and August of 2000. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster believes the plaintiffs' positions in these suits are without merit and intends to vigorously defend itself in the litigation.

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

Note 8--Operating Segments and Geographic Area

  Beginning in the fourth quarter of 1999, Blockbuster began reporting in two segments: (i) home video, DVD and video game rental and retailing, which Blockbuster refers to as the video segment, and (ii) new media (formerly called new technologies).

(i)  Video

     As of September 30, 2000, the video segment operated 6,172 video stores and its franchisees and/or joint ventures operated 1,347 video stores located throughout the United States, its territories and 25 other countries.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


(ii) New Media

     Through the new media segment, Blockbuster operates its Internet site, blockbuster.com, and its Digital Networks division, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

  The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services.

  The following table sets forth the Company's financial results by operating segments:

                                                                     Three  Months Ended                Nine Months Ended
                                                                        September 30,                      September 30,
                                                            -----------------------------------    -----------------------------
                                                                  1999               2000             1999              2000
                                                            ---------------    ---------------     -------------    ------------
                                                                                          (In millions)
Revenues:
  Video..................................................... $      1,112.8     $      1,193.7     $    3,267.5     $     3,618.7
  New media.................................................              -                0.1                -               0.6
                                                            ---------------    ---------------    -------------    --------------
     Total revenues......................................... $      1,112.8     $      1,193.8     $    3,267.5     $     3,619.3
                                                            ===============    ===============    =============    ==============
Operating income (loss):
  Video..................................................... $         30.0     $         33.5     $       82.8     $       114.8
  New media.................................................           (1.4)             (15.8)            (1.4)            (45.4)
                                                            ---------------    ---------------    -------------    --------------
     Total operating income................................. $         28.6     $         17.7     $       81.4     $        69.4
                                                            ===============    ===============    =============    ==============
Depreciation and amortization (including tape amortization):
  Video..................................................... $        250.2     $        278.4     $      783.1     $       835.1
  New media.................................................            0.1                3.0              0.1               8.2
                                                            ---------------    ---------------    -------------    --------------
       Total depreciation and amortization.................. $        250.3     $        281.4     $      783.2     $       843.3
                                                            ===============    ===============    =============    ==============
Interest expense:
  Video..................................................... $         30.7     $         27.5     $       90.6     $        84.5
  New media.................................................              -                1.5                -               3.5
                                                            ---------------    ---------------    -------------    --------------
     Total interest expense................................. $         30.7     $         29.0     $       90.6     $        88.0
                                                            ===============    ===============    =============    ==============
Net loss:
  Video..................................................... $        (18.2)    $         (8.6)    $      (61.5)    $       (20.9)
  New media.................................................           (0.9)             (10.7)            (0.9)            (30.4)
                                                            ---------------    ---------------    -------------    --------------
     Total net loss......................................... $        (19.1)    $        (19.3)    $      (62.4)    $       (51.3)
                                                            ===============    ===============    =============    ==============

Note 9--Other Matters

  On May 4, 2000, CBS Corporation merged with and into Viacom, with Viacom being the surviving corporation.

  Viacom has announced that it intends to split-off Blockbuster, subject to the approval of Viacom's Board of Directors, which will be based on an assessment of market conditions. Viacom intends to split-off Blockbuster by offering to exchange all of its shares in Blockbuster for shares of Viacom's common stock. However, Viacom has previously said that it does not intend to commence the offer unless the Blockbuster class A common stock improves to a price range significantly above its current value. Viacom has no obligation to effect the split-off. Viacom has received a private letter ruling from the Internal Revenue Service to the effect that such a split-off, if effected in accordance with the representations made in Viacom's request for the ruling, would be tax free to Viacom and its stockholders.

  On July 19, 2000, Blockbuster and Enron Broadband Services ("Enron"), a wholly-owned subsidiary of Enron Corp., announced a 20 year, exclusive agreement to deliver a Blockbuster entertainment service, initially featuring movies on-demand, via the Enron Intelligent Network. Under the agreement, the Company will provide content for the Blockbuster on-demand service and market such service to its customer base. Enron will encode and stream the entertainment over its global broadband network infrastructure, provision bandwidth on demand and store the entertainment content. Blockbuster intends to introduce its movies on-demand service on a trial basis in some U.S.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


cities by year-end, and expects to extend the service to other domestic and international markets beginning in 2001. The Company believes that, by leveraging the assets of its new alliances, the Company will be able to develop this strategy to stream broadband content without the need for outside investments in the near term. As a result, the Company does not currently intend to sell an interest in blockbuster.com, including the previously contemplated sale to America Online, Inc.

  On July 26, 2000, options to purchase 4,641,555 shares of class A common stock were granted to employees under the Blockbuster Inc. 1999 Long-Term Management Incentive Plan. The exercise prices of these options range from $11.00 to $15.00, with $11.00 being equal to the closing share price of the class A common stock on July 26, 2000. The options generally vest over a four-year period, beginning on the first anniversary of the date of grant.

  On September 27, 2000, options to purchase 87,500 shares of class A common stock were granted to employees under the Blockbuster Inc. 1999 Long-Term Management Incentive Plan. The exercise price of these options is $11.00, which is greater than the closing share price of the class A common stock on September 27, 2000. The options vest annually with respect to 25% of the shares covered thereby beginning on July 26, 2001.

  On September 27, 2000, the Company's Board of Directors declared a cash dividend of $0.02 per share on the Company's class A and class B common stock, payable December 4, 2000, to stockholders of record at the close of business on November 13, 2000. The total dividend payment will be approximately $3.5 million, of which approximately $2.9 million will be paid to Viacom International Inc.

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

(i)  Video

     As of September 30, 2000, our video segment operated 6,172 video stores and our franchisees and/or joint ventures operated 1,347 video stores located throughout the United States, its territories and 25 other countries.

(ii) New Media

     Through our new media segment, we operate our Internet site, blockbuster.com, and our Digital Networks division, which is responsible for exploring various forms of electronic entertainment delivery including video-on-demand.

  We evaluate performance based on many factors. Two of the primary measures are EBITDA and operating income. EBITDA is defined as net loss before equity in income (loss) of affiliated companies (net of tax), benefit (provision) for income taxes, interest income (expense), depreciation, amortization of intangibles and other items, net. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. Operating income is defined as income before interest income (expense), equity in income
(loss) of affiliated companies (net of tax) and benefit (provision) for income taxes.

  The following table sets forth summarized financial information relating to our segments:

                                                               Three  Months Ended                Nine  Months Ended
                                                                  September 30,                      September 30,
                                                       --------------------------------     -------------------------------
                                                            1999              2000              1999              2000
                                                       --------------     -------------     -------------     -------------
                                                                                   (In millions)
Revenues:
Video.................................................. $     1,112.8      $    1,193.7      $    3,267.5      $    3,618.7
New media..............................................             -               0.1                 -               0.6
                                                       --------------     -------------     -------------     -------------
    Total revenues..................................... $     1,112.8      $    1,193.8      $    3,267.5      $    3,619.3
                                                       ==============     =============     =============     =============
EBITDA(1):
Video.................................................. $       129.9      $      132.1      $      374.5      $      419.9
New media..............................................          (1.3)            (13.0)             (1.3)            (37.3)
                                                       --------------     -------------     -------------     -------------
    Total EBITDA....................................... $       128.6      $      119.1      $      373.2      $      382.6
                                                       ==============     =============     =============     =============
Operating income (loss):
Video.................................................. $        30.0      $       33.5      $       82.8      $      114.8
New media..............................................          (1.4)            (15.8)             (1.4)            (45.4)
                                                       --------------     -------------     -------------     -------------
    Total operating income............................. $        28.6      $       17.7      $       81.4      $       69.4
                                                       ==============     =============     =============     =============

(1) "EBITDA" is presented here to provide additional information about our operations. EBITDA should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Consolidated Results

  The following table sets forth consolidated results of operations for the three months and nine months ended September 30, 1999 and 2000 and other financial and store data:

                                                                Three Months Ended                        Nine Months Ended
                                                                     September 30,                          September 30,
                                                          ----------------------------------     -----------------------------------
                                                              1999                2000                1999                 2000
                                                          --------------     --------------      --------------     ----------------
                                                                    (In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues.................................................  $     1,112.8      $    $1,193.8      $    $3,267.5        $     3,619.3
Cost of sales............................................          431.4              472.1            1,269.6              1,469.9
                                                          --------------     --------------     --------------       --------------
Gross profit.............................................          681.4              721.7            1,997.9              2,149.4
Operating expenses.......................................          652.8              704.0            1,916.5              2,080.0
                                                          --------------     --------------     --------------       --------------
Operating income.........................................           28.6               17.7               81.4                 69.4
Interest expense.........................................          (30.7)             (29.0)             (90.6)               (88.0)
Interest income..........................................            0.7                1.6                1.8                  5.2
Other items, net.........................................            1.7                0.4                1.5                  2.5
                                                          --------------     --------------     --------------       --------------
Income (loss) before income taxes........................            0.3               (9.3)              (5.9)               (10.9)
Provision for income taxes...............................          (17.7)             (10.1)             (52.4)               (40.7)
Equity in income (loss) of affiliated companies, net of
 tax.....................................................           (1.7)               0.1               (4.1)                 0.3
                                                          --------------     --------------     --------------       --------------
Net loss.................................................  $       (19.1)     $       (19.3)     $       (62.4)       $       (51.3)
                                                          ==============     ==============     ==============       ==============

Cash Flow Data:
Cash flows from operating activities.....................                                        $       724.2        $       766.8
Cash flows used for investing activities.................                                               (902.8)              (715.5)
Cash flows from (used for) financing activities..........                                                201.8                (39.1)

Other Data:
Depreciation.............................................  $        56.8      $        57.4      $       163.1        $       180.7
Amortization of intangibles..............................           43.2               44.0              128.7                132.5
EBITDA(1)................................................          128.6              119.1              373.2                382.6
Net loss plus intangible amortization, net of tax(1)(2)..  $        22.0      $        22.6      $        60.8        $        74.5

Margins:
Rental margin(3).........................................           66.1%              64.3%              66.0%                64.3%
Merchandise margin(4)....................................           21.8%              26.1%              22.5%                22.1%
Gross margin(5)..........................................           61.2%              60.5%              61.1%                59.4%

Worldwide Store Data:
Same store revenues increase(6)..........................            5.7%               1.5%              10.3%                 5.0%
Total stores at end of period............................          6,860              7,519              6,860                7,519

----------------
(1) EBITDA and Net loss plus intangible amortization, net of tax are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise revenues.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

  Revenues. Revenues of $1,193.8 million for the three months ended September 30, 2000 increased $81.0 million, or 7.3%, from $1,112.8 million for the three months ended September 30, 1999. The increase in revenues was primarily due to a net increase in the number of company-operated stores of 426 to 6,172 at September 30, 2000 from 5,746 at September 30, 1999, and an increase in worldwide same store revenues of 1.5% for the three months ended September 30, 2000 as compared to the corresponding period in 1999. Also contributing to the increase was the recognition of the remaining $12.3 million of deferred revenue related to our U.S. promotional and customer database services and licenses agreement, which is detailed in Note 2 in the Notes to Consolidated Financial Statements. The increase in same store revenues was principally due to an 11.0% increase in same store revenues from our international operations.

       Rental Revenues. Rental revenues of $1,019.0 million for the three months ended September 30, 2000, which also includes sales of previously viewed products, increased $67.6 million, or 7.1%, from $951.4 million for the three months ended September 30, 1999. The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of
  426. Increases in worldwide same store previously viewed product sales of 16.9% and increases in worldwide same store rental revenues of 0.9% also contributed to the increase in rental revenues. The increase in worldwide same store rental revenues was driven by a 13.2% increase in international same store rental revenues primarily due to an increase in revenue from countries implementing revenue-sharing, offset by a 1.4% decrease in domestic same store rental revenues, which was caused by an unfavorable box office for titles that became available in the three months ended September 30, 2000 as compared to stronger titles that became available in the comparable period of 1999. Previously viewed product sales, which includes previously viewed videotapes, video games and DVD's, increased 19.6% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. For the three months ended September 30, 2000, revenues generated by rental product that was kept beyond the initial rental period were $191.0 million, or 16.0% of total revenues, compared to $172.3 million, or 15.5% of total revenues for the same period of 1999.

     Merchandise Sales. Merchandise sales of $146.1 million for the three months ended September 30, 2000 increased $7.2 million, or 5.2%, from $138.9 million for the three months ended September 30, 1999. The primary reasons for the increase in merchandise sales were the net increase in the number of company operated stores of 426 and increased sales of DVDs, offset by decreased sales of videotapes.

  Cost of Sales. Cost of sales of $472.1 million for the three months ended September 30, 2000 increased $40.7 million, or 9.4%, from $431.4 million for the three months ended September 30, 1999. Cost of sales as a percentage of total revenues increased to 39.5% for the three months ended September 30, 2000 from 38.8% for the three months ended September 30, 1999. The increase in cost of sales as a percentage of revenues was primarily due to (i) an increase in DVD rentals as a percentage of rental revenues corresponding with a decrease in rental revenues from our non revenue-sharing titles as a percentage of rental revenues, as rentals of non revenue-sharing titles generally have a higher gross margin percentage than the DVD rentals; (ii) lower average unit selling prices as a result of increased copy depth for previously viewed products and (iii) an increase in international revenues generated through revenue-sharing arrangements as a percentage of international revenues, as revenue-sharing arrangements on average have lower gross margins than traditional buying arrangements. Revenues and margins generated by domestic revenue sharing titles remained relatively consistent as a percentage of revenues in the third quarters of 2000 and 1999. We are continually evaluating our product mix to try to optimize our stores' revenues and gross profit. With the anticipated accelerated consumer acceptance of DVD and other forms of home entertainment, we may increase our stores' depth of DVDs and other home entertainment products. This may result in a transition in the composition of our stores inventory to allow for more DVDs, or other forms of home entertainment, depending on the speed of adoption by consumers. The increase in cost of sales as a percentage of revenues noted above was partially offset by a decrease in cost of sales as a percentage of revenues from our merchandise sales. This decrease was primarily driven by a shift in product sales to higher margin products. We expect our annual product margin to be consistent with the nine months ended September 30, 2000.

  Gross Profit. Gross profit of $721.7 million for the three months ended September 30, 2000 increased $40.3 million, from $681.4 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, gross profit as a percentage of total revenues decreased to 60.5% from 61.2% for the three months ended September 30, 1999. The decrease in gross margin was due to the increase in cost of sales described above, partially offset by the recognition of the remaining $12.3 million of deferred revenue related to our U.S. promotional and customer database services and licenses agreement.

  Operating Expenses. Total operating expenses of $704.0 million for the three months ended September 30, 2000 increased $51.2 million, or 7.8%, from $652.8 million for the three months ended September 30, 1999. This increase was primarily due to a net increase of 426 company-operated stores and those expenses that are incremental operating expenses associated with our new media segment. Advertising and training costs incurred to market and solicit DIRECTV System equipment and DIRECTV(R) programming packages in our stores also contributed to the increase in operating expenses. Operating expenses associated with our new media segment, which included allocations for operating expenses from our video segment, increased from $1.4 million for the three months ended September 30, 1999 to $15.9 million for the three months ended September 30, 2000. Total operating expenses increased slightly as a percentage of total revenues from 58.7% for the three months ended September 30, 1999 to 59.0% for the three months ended September 30, 2000. Specifically, the increase in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional and corporate levels and relating to our new media business, increased as a percentage of total revenues to 46.3% for the three months ended September 30, 2000 compared to 44.0% for the same period of 1999. General and administrative expense of $552.5 million for the three months ended September 30, 2000 increased $62.9 million from $489.6 million for the three months ended September 30, 1999. The dollar increase for the three months ended September 30, 2000 resulted from compensation increases of $27.9 million related to additional personnel needed to support our store growth, our DIRECTV sales initiatives and our new media business; a $14.2 million increase in occupancy costs due to the increase in the number of company-operated stores and the addition of a number of store leases that were previously treated as capitalized leases and became operating leases during the third quarter of 2000; and a $20.8 million increase in other corporate and store expenses due primarily to the growth of our business and support of our new media segment.

     Advertising Expense. Advertising expense of $50.1 million for the three months ended September 30, 2000 decreased $13.1 million, or 20.7%, from $63.2 million for the three months ended September 30, 1999. As a percentage of total revenues, advertising expense decreased to 4.2% for the three months ended September 30, 2000 from 5.7% for the three months ended September 30, 1999. These decreases reflect our planned decrease in general promotional advertising. We are now focusing our advertising dollars on specific brand advertising and direct marketing vehicles such as BLOCKBUSTER REWARDS(TM) and targeted consumer advertising.

     Depreciation Expense. Depreciation expense of $57.4 million for the three months ended September 30, 2000 increased $0.6 million as compared to $56.8 million for the same period of 1999. The increase in depreciation expense was primarily attributable to the net increase of 426 company-operated stores and depreciation expense added by our new media segment related to computer hardware, computer software and software licenses. Those increases were offset by the discontinuation of depreciation expense on certain capitalized lease assets that became fully depreciated during the third quarter.

  Interest Expense. Interest expense of $29.0 million for the three months ended September 30, 2000 decreased $1.7 million compared to $30.7 million for the same period of 1999. The decrease in interest expense was due to lower capital lease obligations and lower debt levels, offset by higher average interest rates on our credit facility for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

  Provision for Income Taxes. We recognized a provision for income taxes of $10.1 million for the three months ended September 30, 2000 as compared to $17.7 million for the three months ended September 30, 1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, in which we incurred losses, in our 1999 and 2000 tax provisions. The provision for income taxes decreased due to lower operating losses from foreign jurisdictions.

  Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income of affiliated companies, net of tax was $0.1 million for the three months ended September 30, 2000 as compared to a loss of $1.7 million for the three months ended September 30, 1999, primarily due to an increase in income from our joint venture operations in Italy.

  Net Loss. The consolidated net loss of $19.3 million for the three months ended September 30, 2000 reflects an increase in net loss of $0.2 million from a net loss of $19.1 million for the third quarter of 1999. Excluding the losses incurred by our new media business in the third quarters of 1999 and 2000, our net loss decreased by $9.6 million from $18.2 million to $8.6 million.

SEGMENT RESULTS

Video
-----

  Our video segment consists of rentable home videos, DVDs, video games and retail products. Video revenues of $1,193.7 million for the three months ended September 30, 2000 increased $80.9 million, or 7.3%, from $1,112.8 million for the three months ended September 30, 1999. The increase in revenues was primarily due to a net increase in the number of company-operated stores of 426 and an increase in worldwide same store revenues of 1.5% for the three months ended September 30, 2000 as compared to the corresponding period in 1999. Also contributing to the increase was the recognition of the remaining portion of deferred revenue related to our U.S. promotional and customer database services and licenses agreement. The increase in same store revenues was principally due to an 11.0% increase in same store revenues from our international operations.

  Operating income increased $3.5 million to $33.5 million for the three months ended September 30, 2000 from $30.0 million in the prior year. Results for the three months ended September 30, 2000 reflect the increased revenues discussed above. Our operating expenses as a percentage of total video revenues decreased to 57.7% for the three months ended September 30, 2000 from 58.6% for the same period in 1999.

New Media
---------

  Our new media segment consists of Internet video sales, entertainment-related news and information, and e-commerce offerings and is also focused on developing relationships and infrastructure needed to deliver digital video services across multiple networks to multiple devices. On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. We began incurring expenses related to the new media segment during the third quarter of 1999 in advance of our re-launch of blockbuster.com. New media revenues of $0.1 million for the three months ended September 30, 2000 consisted primarily of sales through the Internet of sell-through videocassettes and DVDs.

  Operating loss for our new media segment was $15.8 million for the three months ended September 30, 2000, as compared to an operating loss of $1.4 million for the three months ended September 30, 1999. This loss reflects costs incurred to advertise our new website, to enhance the website's functionality and to negotiate and structure new ventures related to our entertainment-on-demand service currently in the development stage. Blockbuster.com is an integral part of our New Media segment and is expected to become an extension of our stores through online rental reservations. We expect this segment to incur continued losses in the immediate future. As a result, we are continually evaluating capitalized costs associated with our new media segment. Total costs capitalized, net of depreciation, were $35.0 million as of September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

  Revenues. Revenues of $3,619.3 million for the nine months ended September 30, 2000 increased $351.8 million, or 10.8%, from $3,267.5 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to a net increase in the number of company-operated stores of 426 and increases in worldwide same store revenues of 5.0% for the nine months ended September 30, 2000 as compared to the corresponding period in 1999. The increase in worldwide same store revenues was principally due to an increase in the average domestic rental fee, an 11.7% increase in same store revenues from our international operations, and a 10.3% increase in domestic merchandise same store revenues.

     Rental Revenues. Rental revenues of $3,072.8 million for the nine months ended September 30, 2000, which also includes sales of previously viewed products, increased $282.1 million, or 10.1%, from $2,790.7 million for the nine months ended September 30, 1999. The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 426 and an increase in international same store rental revenues of 12.5%.
  Also contributing to the increase were (i) an increase in the average domestic rental fee and (ii) a favorable box office advantage between titles that became available in the nine months ended September 30, 2000 as compared to the titles that became available in the comparable period of 1999. In addition, previously viewed product sales, which includes previously viewed videotapes, video games and DVD's, increased 14.0% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. For the nine months ended September 30, 2000, revenues generated by rental product that was kept beyond the initial rental period were $586.7 million, or 16.2% of total revenues, compared to $516.4 million, or 15.8% of total revenues for the same period of 1999.

     Merchandise Sales. Merchandise sales of $478.6 million for the nine months ended September 30, 2000 increased $65.1 million, or 15.7%, from $413.5 million for the nine months ended September 30, 1999. The three primary reasons for the increase in merchandise sales were (i) an increase in sales of DVDs, (ii) an increase in the sales of blank tapes and other accessories, and
  (iii) an increase in confection sales.

  Cost of Sales. Cost of sales of $1,469.9 million for the nine months ended September 30, 2000 increased $200.3 million, or 15.8%, from $1,269.6 million for the nine months ended September 30, 1999. Cost of sales as a percentage of total revenues in 2000 increased to 40.6% for the nine months ended September 30, 2000 from 38.9% for the nine months ended September 30, 1999. The increase in cost of sales as a percentage of revenues was primarily due to (i) the increase in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements, (ii) a decrease in margins on game rentals, as several platforms are nearing the end of their lifecycles,
(iii) a decrease in margins on previously viewed product sales generated by lower average unit selling prices as a result of increased copy depth and (iv) the increase in merchandise sales as a percentage of total revenues from 12.7% of total revenues for the nine months ended September 30, 1999 to 13.2% of total revenues for the nine months ended September 30, 2000, as merchandise sales have lower gross margins than rental revenues. We are continually evaluating our product mix to try to optimize our stores' revenues and gross profit. With the anticipated accelerated consumer acceptance of DVD and other forms of home entertainment, we may increase our stores' depth of DVDs and other home entertainment products. This may result in a transition in the composition of our stores' inventory to allow for more DVDs, or other forms of home entertainment, depending on the speed of adoption by consumers.

  Gross Profit. Gross profit of $2,149.4 million for the nine months ended September 30, 2000 increased $151.5 million, from $1,997.9 million for the nine months ended September 30, 1999. For 2000, gross profit as a percentage of total revenues decreased to 59.4% from 61.1% for the nine months ended September 30, 1999. The decrease in gross margin was due to the increase in cost of sales described above.

  Operating Expenses. Total operating expenses of $2,080.0 million for the nine months ended September 30, 2000 increased $163.5 million, or 8.5%, from $1,916.5 million for the nine months ended September 30, 1999. This increase was primarily due to a net increase of 426 company-operated stores and those expenses that are incremental operating expenses associated with our new media segment. Operating expenses associated with our new media segment, which included allocations for operating expenses from our video segment, increased from $1.4 million for the nine months ended September 30, 1999 to $46.0 million for the nine months ended September 30, 2000. Total operating expenses decreased as a percentage of total revenues to 57.5% for the nine months ended September 30, 2000 from 58.7% in the nine months ended September 30, 1999 due to better leveraging of our video segment operating expenses over an increased revenue base, offset by the incremental operating expenses attributable to our new media segment. The increase in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, and corporate levels and relating to our new media business, remained relatively consistent as a percentage of total revenues at 44.2% for the nine months ended September 30, 2000 compared to 44.1% for the same period of 1999. General and administrative expense of $1,601.1 million for the nine months ended September 30, 2000 increased $159.3 million from $1,441.8 million for the nine months ended September 30, 1999. The dollar increase for the nine months ended September 30, 2000 resulted from compensation increases of $78.5 million related to additional personnel needed to support our store growth and to support our new media business. Occupancy costs increased $37.5 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $43.3 million due primarily to the growth of our business and support of our new media segment.

     Advertising Expense. Advertising expense of $165.7 million for the nine months ended September 30, 2000 decreased $17.2 million, or 9.4% from $182.9 million for the nine months ended September 30, 1999. As a percentage of total revenues, advertising expense decreased to 4.6% for the nine months ended September 30, 2000 from 5.6% for the nine months ended September 30, 1999. These decreases reflect our planned decrease in general promotional
  advertising.   We are now focusing our advertising dollars on specific brand advertising and direct marketing vehicles such as BLOCKBUSTER REWARDS(TM) and targeted consumer advertising.

     Depreciation Expense. Depreciation expense of $180.7 million for the nine months ended September 30, 2000 increased $17.6 million as compared to $163.1 million for the same period of 1999. The increase in depreciation expense was primarily attributable to the net increase of 426 company-operated stores. In addition our new media segment added $8.1 million to depreciation expense for the nine months ended September 30, 2000 related to computer hardware, computer software and software licenses.

  Interest Expense. Interest expense of $88.0 million for the nine months ended September 30, 2000 decreased $2.6 million as compared to $90.6 million for the same period of 1999. The decrease in interest expense was due to lower capital lease levels and lower debt levels, offset by the higher interest rates on our credit facility compared to the interest rates on the notes payable to Viacom, which were outstanding through June 23, 1999.

  Provision for Income Taxes. We recognized a provision for income taxes of $40.7 million for the nine months ended September 30, 2000 as compared to $52.4 million for the nine months ended September 30,1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, in which we incurred losses, in our 1999 and 2000 tax provisions. The provision for income taxes decreased due to lower operating losses from foreign jurisdictions.

  Equity in Income (Loss) of Affiliated Companies, Net of Tax. The equity in income of affiliated companies, net of tax was $0.3 million for the nine months ended September 30, 2000 as compared to a loss of $4.1 million for the nine months ended September 30, 1999, primarily due to an increase in income from our joint venture operations in Italy.

  Net Loss. The consolidated net loss of $51.3 million for the nine months ended September 30, 2000 reflects a decrease in net loss of $11.1 million from a net loss of $62.4 million for the nine months ended September 30, 1999. Excluding the losses incurred by our new media business in the first nine months of 2000, our net loss decreased by $40.6 million from $61.5 million to $20.9 million.

SEGMENT RESULTS

Video
-----

  Video revenues of $3,618.7 million for the nine months ended September 30, 2000 increased $351.2 million, or 10.7%, from $3,267.5 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to a net increase in the number of company-operated stores of 426 and increases in worldwide same store revenues of 5.0% for the nine months ended September 30, 2000 as compared to the corresponding period in 1999. The increase in worldwide same store revenues was principally due to an increase in the average domestic rental fee, an 11.7% increase in same store revenues from our international operations, and a 10.3% increase in domestic merchandise same store revenues.

  Operating income increased $32.0 million to $114.8 million for the nine months ended September 30, 2000 from $82.8 million in the prior year. Results for the nine months ended September 30, 2000 reflect the increased revenues discussed above and the leveraging of our operating expenses over an increased revenue base. Our operating expenses as a percentage of total video revenues decreased to 56.2% for the nine months ended September 30, 2000 from 58.6% for the same period in 1999.

New Media
---------

  On November 22, 1999, we re-launched blockbuster.com as a strategic first step towards delivery of premium entertainment options to our customers. New media revenues of $0.6 million for the nine months ended September 30, 2000 consisted primarily of sales through the Internet of sell-through videocassettes and DVDs.

  Operating loss for our new media segment was $45.4 million for the nine months ended September 30, 2000, as compared to an operating loss of $1.4 million for the nine months ended September 30, 1999. This loss reflects costs incurred to advertise our new website, hire additional people to support the new website, to enhance the website's functionality and to negotiate and structure new ventures related to our video-on-demand service currently in the development stage. Blockbuster.com is an integral part of our New Media segment and is expected to become an extension of our stores through online rental reservations. We expect this segment to incur continued losses in the immediate future.

Liquidity and Capital Resources
-------------------------------

Consolidated Cash Flows

  Operating Activities. Net cash flows from operating activities increased $42.6 million, or 5.9%, from $724.2 million for the nine months ended September 30, 1999 to $766.8 million for the nine months ended September 30, 2000. The most significant reason for the increase was an improvement in operating income which resulted in a decrease of net losses of $11.1 million ($71.2 million excluding depreciation and amortization), offset by a $31.6 million increase in net cash used by changes in operating assets and liabilities.

  Investing Activities. Net cash used in investing activities decreased $187.3 million from $902.8 million for the nine months ended September 30, 1999 to $715.5 million in the comparable period of 2000 primarily as a result of a decrease in cash used for store acquisitions of $77.2 million and a $138.7 million decrease in capital expenditures, offset by an $18.6 million increase in rental library purchases. Our capital expenditures decreased primarily due to an upgrade of the store point of sale system that occurred during 1999 and fewer new store openings in 2000 compared to the same period of 1999. The decrease in cash used for acquisitions was primarily due to a large acquisition of 69 stores from a franchisee in the first quarter of 1999.

  Financing Activities.   Net cash used in financing activities for the nine
months ended September 30, 2000 of $39.1 million represented a $240.9 million decrease from net cash provided by financing activities of $201.8 million in 1999. The decrease in cash flows from financing activities was primarily attributable to (i) net proceeds of $430.7 million received through September 30, 1999 from our initial public offering, (ii) Viacom funding approximately $77.0 million to us in the first quarter of 1999 for the acquisition of 69 stores from a franchisee, (iii) capital contributions of $157 million made by Viacom during 1999 for the purchase of certain of our international operations from affiliates of Viacom in connection with our initial public offering and
(iv) cash dividends of $10.5 million paid in 2000. These items were partially offset by collective net repayments related to our notes due to Viacom and credit agreement during 1999, of $379.3 million.

Capital Structure

  On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. This credit agreement is comprised of a $700 million long-term revolver due July 1, 2004 and a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004. The credit agreement also includes a $600 million short-term revolver, which was reduced with proceeds from our initial public offering, and was originally due on June 19, 2000. The credit agreement was amended during the second quarter of 2000 by extending the due date of the short-term revolver to the earlier of (i) December 14, 2000 , or (ii) the date that we are no longer a subsidiary of Viacom. Interest rates under the credit agreement are based on the prime rate or LIBOR at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at September 30, 2000).

  The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2000 we were in compliance with all financial covenants under the credit agreement.

  On June 23, 1999, we borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million borrowed under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. We repaid $442.9 million of the short-term revolver through proceeds from our initial public offering. We repaid an additional $45.0 million of the short-term revolver during the nine months ended September 30, 2000. These payments permanently reduced our capacity under the credit agreement from $1.9 billion to approximately $1.4 billion, by reducing the borrowing capacity under the short-term revolver to $112.1 million. As of September 30, 2000, we had $112.1 million outstanding under the short-term revolver. We expect to fund the repayment of the short-term revolver by using either internally generated cash or additional borrowings under the long-term revolver. We had $250.0 million of available borrowing capacity under the long-term revolver at September 30, 2000. The weighted average interest rate at September 30, 2000 for these borrowings was 8.1%.

  We entered into two additional lines of credit with banks for a total of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at September 30, 2000.

  In April 2000, we borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. At September 30, 2000, we had $23.0 million outstanding under this financing.

The following table sets forth our current portion of long-term debt:

                                                                                         At December 31,     At September 30,
                                                                                              1999                2000
                                                                                         --------------      ---------------
  Short-term revolving credit facility, interest rate 7.9% at December 31, 1999
   and September 30, 2000, due December 2000.......................................      $     157.1         $     112.1
  Equipment term loan, interest rate 8.0% payable monthly through April 2005,
   secured by certain equipment....................................................                -                 6.5
                                                                                         --------------      ---------------
  Total current portion of long-term debt..........................................      $     157.1         $     118.6
                                                                                         ==============      ===============


  The following table sets forth our long-term debt, less current portion:

                                                                                         At December 31,     At September 30,
                                                                                               1999               2000
                                                                                         --------------      ---------------
  Term loan, interest rate 7.8% and 8.1% at December 31, 1999 and September 30,
   2000, respectively, due in quarterly installments beginning April 2002..........      $     600.0         $     600.0
  Long-term revolving credit facility, interest rate 8.0% and 8.1% at December 31,
   1999 and September 30, 2000, respectively, due July 2004........................            430.0               450.0
  Equipment term loan, interest rate 8.0% payable monthly through April 2005,
   secured by certain equipment....................................................                -                16.5
                                                                                         --------------      ---------------
  Total long-term debt.............................................................      $   1,030.0         $   1,066.5
                                                                                         ==============      ===============

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

  We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds as well as with funds available under our credit agreement. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for the next twelve months. We may, however, seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

Other Financial Measurements: Working Capital

  At September 30, 2000, we had cash and cash equivalents of $127.9 million. Working capital, however, reflected a deficit of $274.2 million due to the accounting treatment of our rental library. Rental inventories are accounted for as non-current assets and are excluded from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability and, accordingly, is included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS 133 effective January 1, 2001 will not have a material effect on our consolidated financial statements.

Disclosure Regarding Forward-Looking Information

  This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our new media initiatives such as entertainment-on-demand and online rental reservations; our financial expectations relating to these and other new media initiatives; our expectations regarding product mix; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. These factors include, among others: the timely and effective development and integration of new technology relating to our new media initiatives; the ability to reach agreements with service, product and content providers on acceptable commercial terms and the success of these alliances and agreements in developing new products and services relating to our new media initiatives; the application of laws related to intellectual property rights; consumer interest in, and demand for, newly released videos and other Blockbuster product and service offerings, including on-demand services; the impact of competitive product and service offerings and pricing; the impact of technological shifts on our business and our ability to respond to changing consumer preferences; the effect of game platform cycles; the degree of future currency and interest rate fluctuations; the impact of unkown or unforseen developments affecting our outstanding litigation; and other factors as set forth under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

Interest Rate Risk

  Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, we borrowed $1.6 billion under our credit facility. Total outstanding borrowings at September 30, 2000 under this credit agreement were $1,162.1 million. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at September 30, 2000 for these borrowings was 8.1%. We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $11.6 million.

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

  Our operations outside the United States constitute 19.4% of our total revenues. Our operations in Europe constitute 9.4% of our total revenues. The majority of these sales are from Great Britain, which has not adopted the Euro.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

  On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs seek to certify a class comprised of certain Blockbuster store managers who worked in California who claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

  Blockbuster is a defendant in nine putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, and Texas between February of 1999 and August of 2000. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster believes the plaintiffs' positions in these suits are without merit and intends to vigorously defend itself in the litigation.

  No material developments have occurred in our other legal proceedings previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000, as updated in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

          3.2    Bylaws of Blockbuster Inc.  (2)

          4.1    Specimen Class A Common Stock Certificate of Blockbuster
                 Inc.  (3)

          10.1 Letter Agreement, dated as of June 15, 2000, among Blockbuster Inc., Citibank, N.A., and Viacom Inc. (4)

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



                                  BLOCKBUSTER INC.


Date: November 14, 2000           By:  /s/ Larry J. Zine
                                       -----------------------------------------
                                       Larry J. Zine
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (on behalf of the Registrant and in his
                                       capacity as principal financial officer)

                               INDEX TO EXHIBITS

   3.1    Amended and Restated Certificate of Incorporation of Blockbuster
            Inc.  (1)

   3.2    Bylaws of  Blockbuster Inc.  (2)

   4.1    Specimen Class A Common Stock Certificate of Blockbuster Inc.  (3)

   10.1 Letter Agreement, dated as of June 15, 2000, among Blockbuster Inc., Citibank, N.A., and Viacom Inc. (4)

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