Form 10-K405
period 2000-12-31
BLOCKBUSTER INC
filed 2001-03-29
CIK 1085734

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

    For the fiscal year ended December 31, 2000

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered
        -------------------           -----------------------------------------
Class A Common Stock, $.01 par value
 per share                                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 16, 2001, 31,014,696 shares of class A common stock, $.01 par value per share, and 144,000,000 shares of class B common stock, $.01 par value per share, were outstanding. The aggregate market value of the registrant's common stock held by non-affiliates was about $419,961,551, based on the closing price of $13.64 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date. (For purposes of determination of the above-stated amounts, only directors, executive officers and 10% or greater stockholders of the registrant have been deemed affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the annual meeting of stockholders of the registrant to be held during 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BLOCKBUSTER INC.

                               INDEX TO FORM 10-K

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................  17
Item 3.   Legal Proceedings......................................................................  17
Item 4.   Submission of Matters to a Vote of Security Holders....................................  18

PART II
Item 5.   Market for Our Common Equity and Related Stockholder Matters...........................  19
Item 6.   Selected Financial Data................................................................  19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  42
Item 8.   Financial Statements and Supplementary Data............................................  43
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  69

PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  70
Item 11.  Executive Compensation.................................................................  70
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  70
Item 13.  Certain Relationships and Related Transactions.........................................  70

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  71

                                     PART I

Item 1. Business

                              BLOCKBUSTER OVERVIEW

   Blockbuster Inc. is the world's leading retailer of rentable home videocassettes, DVDs and video games, with close to 7,700 stores in the United States, its territories and 25 other countries as of December 31, 2000. According to The Gallup Organization, our BLOCKBUSTER(R) brand achieves nearly 100% recognition with active movie renters in the United States. During 2000, while our core video store business continued to grow, we also extended our business and our brand into additional home entertainment distribution channels.

   Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom Inc. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and one-half period prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. Blockbuster Inc., an indirect subsidiary of Viacom, was incorporated under a different name on October 16, 1989 in Delaware.

   Viacom, through its ownership of 144 million shares of our class B common stock, owns common stock representing about 82% of our equity value and about 96% of the combined voting power of our outstanding common stock. In 1999, Viacom announced that it intended to split-off Blockbuster by offering to exchange all of its shares of Blockbuster common stock for shares of Viacom's common stock. The split-off was subject to approval by Viacom's Board of Directors and an assessment of market conditions. Viacom has stated that it no longer has any plans for the split-off of Blockbuster.

   Beginning in the fourth quarter of 1999, we began reporting in two segments:
(i) home videocassette, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new media (formerly called new technologies). Information relating to our segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to our Consolidated Financial Statements included in this document.

Intellectual Property

   We own, or have applications pending with respect to, a number of trademarks, trade names and service marks, including, among others, BLOCKBUSTER(R), BLOCKBUSTER VIDEO(R), BLOCKBUSTER FAVORITES(TM), BLOCKBUSTER GIFTCARD(R), BLOCKBUSTER GIFTCARDS(TM), BLOCKBUSTER REWARDS(R), BLOCKBUSTER ENTERTAINMENT AWARDS(R), blockbuster.com(R), BLOCKBUSTER Pre-Viewed(R), KIDPRINT(R), THE GIFT OF ENTERTAINMENT(R), BRINGING ENTERTAINMENT HOME(TM), XTRA-VISION, our ticket design in blue and yellow and in black and white, and the blue and yellow awning outside our stores. In addition, we own the rights to the "blockbuster.com" Internet domain name, among others. We consider our intellectual property rights to be among our most valuable assets.

                               INDUSTRY OVERVIEW

Domestic Home Video--Movies

   According to Paul Kagan Associates, at-home movie consumer spending in the United States increased from $10.1 billion in 1990 to $20.6 billion in 2000 and is projected to increase to $31.1 billion by 2010. The U.S. retail home video industry represented about $19.3 billion of the 2000 revenues, according to Kagan, but is expected to decline as a percentage of overall at-home movie consumer spending over the next ten years. Although close to 90% of U.S. households with a television already own a VCR, we believe that consumer interest in DVD as a new rental format could offset the effect that this high penetration rate is expected to have on growth in VHS rental. According to Kagan, the number of U.S. DVD households more than doubled during 2000 and is expected to grow to over 65 million by 2010.

   The home video industry is highly fragmented. However, the home video industry has experienced consolidation in recent years, as video store chains have gained significant market share from single store operators. In addition, since August of 2000, two of our chain store competitors have filed for Chapter 11 bankruptcy protection, and a third has sold all of its stores.

   We believe that the combination of the following factors, among others, continue to make video rental a preferred medium of entertainment for millions of customers:

  . the opportunity to entertain one or more people at home for a reasonable price;

  . the opportunity to browse among a very broad selection of movies; and

  . the ability to control the viewing experience, such as the ability to start, stop, pause, fast-forward and rewind.

   In addition, a significant competitive advantage that the video rental industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of its distribution "window." After the initial theatrical release, studios make their movies available to video stores for a specified period of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The current length of the window for video stores varies, typically ranging from about 45-60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.

   We believe the implementation in 1998 of revenue-sharing arrangements directly with the studios has also benefited the video rental industry. Historically, the major studios or their licensees released movies to video stores at wholesale prices generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The studios still initially release VHS movies at relatively high wholesale prices unless the movie is subject to a revenue-sharing arrangement or a quantity discount program or is designated as a "sell-through" movie. Sell-through movies typically consist of movies for children and other movies that have unique characteristics or other mass ownership appeal, such as Toy Story 2 and Erin Brockovich. Because the studios release these movies at relatively low initial prices, or "sell-through" pricing, retailers generally purchase these movies primarily for sale. The studios also eventually reduce the cost of VHS movies that are initially priced only for rental in order to promote sales to consumers.

   For titles acquired under U.S. revenue-sharing agreements, video stores generally share with the studios an agreed-upon percentage of the video stores' rental revenue for a limited period of time in exchange for minimal fixed payments for the videocassettes by the video stores. This percentage may decline over a period of weeks following the initial release of the movie. The video stores may also agree to take a minimum number of copies of each movie that is released by a studio in any U.S. movie theater. The video stores may also agree to take a minimum number of movies that are not released by a studio in any U.S. movie theater. The revenue-sharing agreements, subject to limitations and exceptions, allow the video stores to sell previously viewed videotapes to their customers.

   We believe that the revenue-sharing agreements have resulted in the following significant benefits to participating video stores:

  . they have provided these stores with the opportunity to substantially increase the quantity and selection of newly released video titles that they stock;

  . they have increased revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction; and

  . they have aligned the studios' economic interests more closely with the interests of the video stores.

In addition, we believe that revenue-sharing has increased the revenues received on an annual basis by the studios through increased rental activity on new releases, as well as greater distribution and revenues on non-hit movies through minimum output provisions.

   These revenue-sharing arrangements generally do not currently apply to DVDs. However, unlike traditional VHS wholesale purchasing arrangements, DVDs are currently typically released at sell-through prices ranging from about $15 to $25. In addition, unlike VHS movies, the majority of DVDs are currently released for sale at the same time as they are released for rental.

International Home Video--Movies

   Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to the same sequential windows as the release of movies within the United States, though the windows in many of the international countries tend to last for a longer period of time. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movie titles. In addition, although revenue-sharing agreements have been introduced into many international markets, they are not yet as common as they are within the U.S. home video industry. In addition, competition in many of our international markets tends to be more fragmented, with few large home video chains.

Movie Studio Dependence on Video Rental Industry

   According to Kagan, total U.S. movie studio and independent supplier revenue in the United States grew at a compound annual rate of about 8.2% per year from $13.0 billion in 1996 to $17.8 billion in 2000. Kagan also indicates that the video rental industry is the largest single source of U.S. revenue to U.S. movie distributors, representing about $7.9 billion, or 44.3%, of the $17.8 billion of revenue in 2000. The following table represents Kagan's estimates of total movie distributor revenue.

                                                Year Ended December 31,
                                        ---------------------------------------
                                         1996    1997    1998    1999    2000
                                        ------- ------- ------- ------- -------
                                                     (in millions)
U.S. home video (rental and retail).... $ 6,152 $ 6,306 $ 6,811 $ 7,206 $ 7,900
Other U.S. revenue.....................   6,883   7,393   8,067   9,129   9,948
                                        ------- ------- ------- ------- -------
  Total U.S. revenue...................  13,035  13,699  14,878  16,335  17,848
                                        ------- ------- ------- ------- -------
International home video............... $ 4,432 $ 4,406 $ 4,436 $ 4,650 $ 4,770
Other international revenue............   7,298   7,834   8,949   9,712  10,383
                                        ------- ------- ------- ------- -------
  Total international revenue..........  11,730  12,240  13,385  14,362  15,153
                                        ------- ------- ------- ------- -------
    Total revenue...................... $24,765 $25,939 $28,263 $30,697 $33,001
                                        ======= ======= ======= ======= =======

   Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. In addition to purchasing box office hits, video rental stores, including those operated by us, purchase movies on videocassette and DVD that were not successful at the box office, thus providing the movie studios with a reliable source of revenue for almost all of their movies. We believe that the consumer is more likely to view movies which were not box office hits on a rented videocassette or DVD than on most other formats because video rental stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles. In addition, we believe the relatively low cost of video and DVD rentals encourages consumers to rent films they might not pay to view at a theater.

Home Video Game Industry

   The home video game industry has historically been affected by changing technology, limited hardware platform lifecycles and hit-or-miss software titles. According to VidTrac, the total domestic home video game market generated about $800 million in rental revenue in 1998. This market grew to about $880 million in 1999, which represented a 10.0% increase. However, the cyclical nature of the video game industry was evidenced during 2000. According to VidTrac, domestic rental revenue for the home video game market increased only 4.3% to about $919 million in 2000. According to industry experts, the slower growth in 2000 was driven by an anticipated increase in platform options during 2001 and shortages of Sony PlayStation 2 hardware, which was not released until the fourth quarter. Despite the slowdown in the home video game industry during 2000, we expect 2001 to be a pivotal year in the industry due to increasing household penetration of PlayStation 2 and the anticipated introduction of Nintendo's GameCube and Game Boy Advance and Microsoft's Xbox during 2001.

                                  OUR BUSINESS

   Blockbuster is the world's leading retailer of rentable home videocassettes, DVDs and video games, with close to 7,700 stores in the United States, its territories and 25 other countries as of December 31, 2000. According to The Gallup Organization, our BLOCKBUSTER brand achieves nearly 100% recognition with active movie renters in the United States. Our worldwide revenues in 2000 increased 11.1% from 1999, with about 80.7% of the worldwide revenues generated in the United States and about 19.3% generated outside of the United States.

   Our brand recognition and leading market position have allowed us to create one of the strongest entertainment franchises in the United States. During 2000, while continuing to increase our market share of the domestic video rental business, we also leveraged our brand and expanded into additional distribution channels. We have developed our leading position based on a business model that we believe provides our customers with superior convenience, selection and service at attractive prices. We estimate that about 70% of the U.S. population lives within a ten-minute drive of one of our stores. In addition, our customer transaction database contains information on more than 51 million U.S. and Canadian member accounts that were active in the year ended December 31, 2000.

   In 1997, we began to develop a new business model that refocused on our core rental business. When substantially implemented in the second quarter of 1998, this business model led to a significant improvement in customer satisfaction. Most significantly, we entered into domestic revenue-sharing agreements with various motion picture studios. The studios include the six major motion picture studios: Buena Vista Home Video, a division of the Walt Disney Company; Columbia Tri-Star Home Video Inc., a Sony Corporation subsidiary; 20th Century Fox Home Entertainment Inc.; Paramount Pictures Corporation, a Viacom subsidiary; Universal Studios Home Video; and Warner Home Video. These agreements are generally referred to as output agreements, because they generally require us to distribute most of the rental titles released on videocassette by these studios. The quantity of each title obtained is generally determined by a contractual formula. These agreements have enabled us to satisfy consumer demand for the most popular newly released video titles in greater quantity and on a more efficient basis and have resulted in the benefits discussed under "--Industry Overview--Domestic Home Video--Movies" above.

   In addition to revenue-sharing, we have made other changes that have increased our same store revenues while providing enhanced revenue opportunities for the studios. Some of these other changes include improving our product allocation system to more effectively allocate newly released videos among our stores based upon the projected rental frequency by store and improving our direct marketing programs and advertising campaigns. Reflecting these improvements, domestic same store rental revenues increased 16.9%, 11.4% and 4.1% in 1998, 1999 and 2000, respectively.

Business Model

   Our business model is designed to deliver long-term sustainable growth in our core business and to use our capital and resources in areas of business that we believe will provide incremental growth and return on investment. We have had three consecutive years of same store revenue growth and believe we can capitalize on the continued growth in our core video store business by exploring additional home entertainment distribution channels that provide incremental revenue and gross profit opportunities. We believe our unique combination of core assets such as our highly recognized global brand, our expansive customer and store base and our substantial marketing skills give us an advantage over other video retailers, including large chain stores as well as single-store competitors. In addition, our global presence allows us to capitalize on opportunities worldwide. The key elements of our business model are discussed below.

 Continued Customer Satisfaction Enhancements

   We strive to be the leader in satisfying customer demand by stocking each of our stores with the selection, quantity and format of merchandise desired by our customers. In 1998, we implemented revenue-sharing arrangements directly with major motion picture studios in response to consumer demand for more newly released videos. These arrangements, combined with our self-distribution capabilities, have allowed us to stock each of our U.S. stores with a quantity and variety of newly released videocassettes that is necessary to satisfy customer demand. We have continued to manage our merchandise mix in response to changing consumer demands such as the significant increase in demand for DVDs over the past year. DVDs represented about 10.1% of our net domestic rental revenues during the fourth quarter of 2000. Based on our expectation that demand for DVDs will continue to grow, we expect DVDs to represent 20-25% of our net domestic rental revenues by the end of 2001. We also continue to focus on providing superior service to our customers through enhancements to the in-store experience. For example, as part of our initiative to improve speed-of-service, we launched online rental reservations in two markets during 2000, and, assuming consumer acceptance, we intend to roll out this program nationally in 2001.

 Increased Store Profitability

   Blockbuster has attained a strong store presence throughout the United States, with an estimated 70% of the U.S. population living within a ten-minute drive of one of our stores. During 2000, we also continued to increase our system-wide U.S. video rental market share as a result of our ability to satisfy our customers. We are able to derive significant economies of scale and operating efficiencies on our increasing revenue base that are not necessarily available to our store-based competitors. We are able to achieve efficiencies on both a store-level basis and a system-wide basis as a result of our business model, which is designed to reduce our labor costs, distribution costs and general and administrative expenses as a percentage of our revenues.

   As a result of our expansive store presence, our strong market share and the continued consolidation in the home video rental industry, we intend to improve the profitability of our existing stores while growing our store base in a disciplined manner. We plan to add most of our new stores in markets that we believe provide the greatest opportunity for incremental growth. Our customer transaction and real estate databases enable our experienced store development team to assess

  . which markets are most likely to offer growth opportunities with minimal cannibalization of our existing stores;

  . whether the store growth in any particular market should be effected through new or franchised stores or through acquisition; and

  . the appropriate store format, in the case of new company-operated stores.

   We believe that through our site selection process and flexible store formats, our new stores will generate sufficient revenue to recover our capital investment in a short period of time without significantly reducing the revenues of our existing stores.

   We continue to explore ways to maximize the use of our store space to generate incremental profit. In September 2000, as part of our model to increase store profitability, we began marketing and soliciting

DIRECTV System equipment and DIRECTV(R) programming packages in about 3,800 of our U.S. store locations and, within a few months, established ourselves as one of the leading retailers of DIRECTV in the United States. At the same time, through our marketing programs, we used this business to generate traffic to our stores. We believe that this achievement demonstrates that our stores can support home entertainment products beyond our traditional core offerings. In February 2001, we entered into a strategic alliance with RadioShack Corporation for the purpose of introducing a RadioShack store-within-a-store concept inside BLOCKBUSTER stores. We intend to introduce RadioShack stores-within-a-store in 130 of our stores during 2001 as proof of concept.

 Leveraging of our Core Assets

   Our extensive advertising and marketing capabilities allow us to promote awareness of the BLOCKBUSTER brand and our initiatives to satisfy consumer demands. Our ultimate objective is to make our name so recognizable and our strengths so visible that consumers will see no reason to go elsewhere for the products and services that we offer. Our large U.S. store base and our extensive customer database enable us to be the only home video chain that actively maintains a national advertising and marketing program, including network television, national promotions and local television and radio. During 2000, in order to convey Blockbuster's ability to respond to consumer demand for DVD and to position ourselves as the ultimate destination for DVD rentals, we marketed our DVD Satisfaction Guarantee program and our DVD Rental Pass. Our customer transaction database, along with programs like our BLOCKBUSTER REWARDS premium membership program, also enable us to directly communicate with our customers on a targeted and customized basis about products and programs of interest to them. Our goal is to continue to increase our one-to-one marketing efforts, with BLOCKBUSTER REWARDS being a key component of that objective.

   We have also leveraged our core business assets to extend our brand to new home entertainment distribution channels that position us to share in the projected growth in the overall home entertainment industry. In late 2000, we launched a technical trial of our entertainment-on-demand service in four U.S. markets. During 2001, we plan to co-brand with DIRECTV its pay-per-view movie service, which would establish our brand in the pay-per-view segment of the home entertainment industry.

Merchandising

   We offer a wide selection of movies and video games for rent and purchase. Our goal is to stock each of our stores with a selection, quantity and format of merchandise that is customized for that store. The breakdown of net domestic revenues generated from the rental and sale of such products for the year ended December 31, 2000 was as follows:

[Pie graph which shows a breakdown of domestic revenue follows:

1. Movie rentals: 71.9%

2. Video game rentals: 9.2%

3. Previously viewed tapes, DVDs and video game sales: 7.3%

4. Sell-through movie sales: 5.7%

5. Other: 5.9%]

   Using our customer transaction database, we determine on a store-by-store basis the number of copies of each newly released movie that is to be offered by each U.S. store. About 69.1% of 2000 net domestic rental revenues were from the rentals of newly released movies on videocassette. We also offer a broad selection of time-tested popular movies, or "BLOCKBUSTER FAVORITES," and a wide variety of independent and lower-cost movies that currently are generally exclusively available at our stores for a specified period of time. In response to consumer demand, during 2000, we significantly increased our DVD inventory, including both new releases and BLOCKBUSTER FAVORITES. DVD rentals represented about 7.5% of net domestic rental revenues in 2000 and about 10.1% of net domestic rental revenues in the fourth quarter of 2000.

   Our customer transaction database allows us to periodically review each store's inventory of BLOCKBUSTER FAVORITES and identify movie titles within this category that have not been rented for a period of time. We offer these previously viewed movies for sale and replace them with movies that we believe our customers are more interested in renting. We also sell some previously viewed new release movies.

   We rent video games for use with Sony PlayStation, Nintendo and other video game platforms in the majority of our domestic stores and many of our international stores. In these stores, we also sell previously played video games. In addition, we sell new video games in most of our stores in markets outside of the United States. We also rent video game consoles, as well as VHS and DVD players, in most of our domestic company-operated stores and sell other complementary products.

Stores and Store Operations

   Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and markets for franchise stores. We seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. Our franchise program provides us with an additional avenue for expanding our consumer reach. Outside the United States, we plan to open most of our new company-operated stores in the seven markets in which we already have a significant presence, as discussed under "--International Operations," below. In addition, we plan to add franchise and joint venture stores in other international markets.

   Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, psychographics, customer penetration levels and competition. We use our extensive real estate database and customer transaction database to continuously monitor market conditions and select strategic store locations.

   Store Development. During 2000, we increased our number of U.S. and international company-operated stores by 303 and 72, respectively, and our U.S. and international franchise and joint venture stores by 95 and 54, respectively.

   Store Format. We seek to locate stores in spots that are convenient and visible to the public. We intend to continue to conveniently locate our stores by incorporating an appropriate store format using our extensive customer transaction database and real estate database to maximize revenues without significantly decreasing the revenues of our nearby stores. To do so, we generally operate one of three store formats. Our traditional store format is more than 4,000 square feet and is used in markets in which store-to-population ratios are low and in which we believe market conditions are optimal. We use a smaller store format to compete (i) primarily in rural areas or (ii) in markets that are located between our traditional stores without significantly decreasing the market shares of those traditional stores. We also use a store-in-store format within department stores, supermarkets and other stores in order to further expand our presence and meet demand in mature markets in which we already have a strong presence.

   We also periodically examine whether the formats of our existing stores are optimal for their location and may downsize or relocate existing stores as opportunities arise.

   Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours generally from 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores vary widely depending on the franchise. Typically, each U.S. store employs 11 people, including three assistant store managers and one store manager. International store operations vary by country.

   Store Locations. At December 31, 2000, in the United States and its territories, we operated 4,273 stores and our franchisees operated 918 stores. The following map sets forth the number of domestic stores we operated, including stores operated by our franchisees, as of December 31, 2000:

[Map of U.S.A. and its territories showing our total number of stores (company-operated and franchised stores) in each state and territory as follows:
                                                                  TOTAL
          STATE OF TERRITORY(1)                                 STORES(2)
-------------------------------------------                     ---------
ALABAMA...................................................          58
ALASKA....................................................          15
ARIZONA...................................................         108
ARKANSAS..................................................          18
CALIFORNIA................................................         641
COLORADO..................................................         120
CONNECTICUT...............................................          56
DELAWARE..................................................          11
DISTRICT OF COLUMBIA......................................           7
FLORIDA...................................................         374
GEORGIA...................................................         189
HAWAII....................................................          21
IDAHO.....................................................          11
ILLINOIS..................................................         249
INDIANA...................................................          91
IOWA......................................................          27
KANSAS....................................................          55
KENTUCKY..................................................          66
LOUISIANA.................................................          74
MAINE.....................................................           5
MARYLAND..................................................         132
MASSACHUSETTS.............................................         120
MICHIGAN..................................................         168
MINNESOTA.................................................          54
MISSISSIPPI...............................................          37
MISSOURI..................................................          97
MONTANA...................................................          10
NEBRASKA..................................................          31
NEW HAMPSHIRE.............................................          19
NEW JERSEY................................................         125
NEW MEXICO................................................          28
NEW YORK..................................................         284
NEVADA....................................................          52
NORTH CAROLINA............................................         121
NORTH DAKOTA..............................................           6
OHIO......................................................         176
OKLAHOMA..................................................          68
OREGON....................................................          89
PENNSYLVANIA..............................................         186
PUERTO RICO...............................................          41
RHODE ISLAND..............................................          26
SOUTH CAROLINA............................................          71
SOUTH DAKOTA..............................................           8
TENNESSEE.................................................          85
TEXAS.....................................................         542
UTAH......................................................          51
VERMONT...................................................           5
VIRGINIA..................................................         127
VIRGIN ISLANDS............................................           2
WASHINGTON................................................         132
WEST VIRGINIA.............................................          17
WISCONSIN.................................................          77
WYOMING...................................................           6
GUAM......................................................           2]

   At December 31, 2000, outside of the United States, we operated 1,981 stores, and our franchisees and joint ventures in which we own a minority interest operated 505 stores. The following table sets forth, by country, the number of stores operated by us and stores operated by our franchisees and joint ventures as of December 31, 2000.

                                                      Number of
                                    Number of     Franchised and/or
                                 Company-Operated   Joint Venture
COUNTRY (1)                           Stores           Stores       Total(1)(2)
-----------                      ---------------- ----------------- -----------
Great Britain..................         674               --             674
Canada.........................         353               --             353
Australia......................         133              112             245
Ireland (Republic) and Northern
 Ireland.......................         212               --             212
Mexico.........................         199                4             203
Italy..........................          --              169             169
Spain..........................         105                5             110
Taiwan.........................          86                8              94
Brazil.........................          --               73              73
Argentina......................          80               --              80
Chile..........................          62               --              62
Denmark........................          55               --              55
China (Hong Kong)..............          19               --              19
Thailand.......................          --               26              26
New Zealand....................          --               22              22
Portugal.......................          --               16              16
Colombia.......................          --               14              14
Venezuela......................          --               13              13
Israel.........................          --               12              12
Peru...........................          --               10              10
Panama.........................          --                8               8
Ecuador........................          --                5               5
El Salvador....................          --                6               6
Uruguay........................           3               --               3
The Philippines................          --                2               2
                                      -----              ---           -----
International Store Total......       1,981              505           2,486
                                      =====              ===           =====

--------
(1) This does not include non-operating stores that are leased or owned.
(2) In addition to the stores listed in the chart, as of December 31, 2000, there were 91 video vending machines being tested in Great Britain, Spain and Italy.

Marketing and Advertising

   We design our marketing and advertising campaigns to maximize the leverage of our marketing and advertising expenditures. We obtain information from our customer transaction database, our real estate database and outside research agencies to formulate and adjust our advertising based on:

  . our market share;

  . our level of store development and brand awareness relative to our competitors within the relevant market;

  . our evaluation of new industry trends;

  . local demographics; and

  . other local competitive issues.

   Our large store base and leading brand awareness have enabled us to implement programs such as BLOCKBUSTER REWARDS, BLOCKBUSTER GIFTCARDS, cross-promotional marketing programs and national promotional events, including the internationally televised BLOCKBUSTER ENTERTAINMENT AWARDS. In addition, we have recently expanded our new release guarantee program to selected DVD titles.

   Worldwide, in the year ended December 31, 2000, we incurred about $215.3 million in advertising expenses, which includes about $159.4 million in the United States and about $55.9 million internationally. In addition, some of our business partners, including the studios, allow us to direct a significant amount of their advertising expenditures. Furthermore, the studios also incur additional expenditures to promote their newly released movies, which we believe drives consumers to our stores.

Franchise Operations

   We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2000, our franchisees operated 918 stores in the United States and our franchisees and minority-owned joint ventures operated 505 stores internationally. Our franchisees generally are responsible for obtaining their own supplies and coordinating their own distribution system. However, as a result of making revenue-sharing agreements available to our U.S. franchisees in the fourth quarter of 1999, some of our U.S. franchisees are now participating in our revenue-sharing agreements. Accordingly, these U.S. franchisees rely upon our distribution center to receive some portion of their videocassettes.

   Under our current U.S. franchising program, we enter into a development agreement and a franchise agreement with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. The typical franchise agreement is a long-term agreement that governs the operations of the store. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for maintenance of our proprietary software. In addition, we provide optional product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. Each franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We employ people to inspect our franchised stores and to advise our operators.

   We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises or that any new franchisees will be able to obtain desirable locations and acceptable leases.

International Operations

   We are the leading international retailer of rentable home movies and video games. As of December 31, 2000, we had 2,486 stores operating under the BLOCKBUSTER brand and other brand names owned by us located throughout 25 markets outside of the United States. Of these stores, 505 were operated through our franchisees and joint ventures in which we own a minority interest. About 19.3% of our worldwide revenues in 2000 were generated outside the United States.

   Our global presence allows us to capitalize on opportunities worldwide. We believe this gives us a competitive advantage over competitors that are solely dependent on their domestic business. During 2000, we continued to extend the reach of our revenue-sharing model in some of our international markets.

   We have focused on seven priority markets outside of the United States. Based on the number of stores, our largest market is Great Britain. We began operations in Great Britain in 1989 and have grown to 674 locations, excluding video vending machines, as of December 31, 2000. We began operations in Canada, our second largest international market, in 1990 and have grown to 353 stores, as of December 31, 2000. We began operations in Mexico in 1991 and opened our 200th company-operated store in January 2001. In Australia, we began operations in 1993 and have grown to 245 company-operated and franchised stores as of December 31, 2000. In the Republic of Ireland and Northern Ireland, we acquired Xtra-vision PLC in 1997 and continue to operate under the XTRA-VISION brand due to its strong local brand awareness. As of December 31, 2000, we had 212 stores in the Republic of Ireland and Northern Ireland. In addition, we have operated in Spain and Argentina since 1995.

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

   The international home video and video game industry varies from country to country due to, among other things:

  . political and economic systems and risks; and

  . legal standards and regulations, such as those relating to foreign ownership rights, unauthorized copying, intellectual property rights, labor and employment matters, trade regulation and business practices, franchising and taxation, and format and technical standards.

   Thus, because of all of these variables, we cannot assure you that we can operate profitably in these international markets.

Blockbuster.com

   Our primary focus for blockbuster.com is to support our stores and drive store revenues through promotional devices. During 2000, we reduced the site's e-commerce offerings and instead focused on other features such as:

  . entertainment news and information;

  . information about movies;

  . integrated promotions between our in-store and online businesses; and

  . suggestions of movies based upon a customer's evaluation of selected films.

   In addition, during 2000, we integrated our online capabilities with our store systems and launched a two-market pilot of our online rental reservations system. This system, which we intend to roll out on a national basis in 2001, would allow consumers to search a store's inventory, reserve a title and pre-pay through our site. We are also exploring initiatives designed to integrate the capabilities of blockbuster.com with our future entertainment-on-demand services.

   As part of a cost reduction initiative, we are outsourcing some of our infrastructure services, including our e-commerce function, to third-party providers.

Suppliers

   The following is a description of the suppliers to our domestic company-operated and franchised stores. Our international stores are supplied by a variety of suppliers.

   Company-operated Stores. Our U.S. company-operated stores receive a substantial portion of their videocassettes under our revenue-sharing agreements. We typically purchase DVDs directly from the studios under normal business arrangements.

   Under our revenue-sharing arrangements, we share our U.S. rental revenues with the studios for a limited period of time, generally 26 weeks. In addition to this revenue-sharing component, common to each agreement is some provision for the disposition of the video products at the conclusion of the rental period. This may involve sale of the product by us as a previously viewed videotape, return of the videotape to the studio, destruction of the videotape, or some combination of these elements. Most revenue-sharing agreements also have a minimum payment requirement, all or part of which is associated with either the number of videocassettes we purchase or domestic box office receipts and the then current number of our stores. Such agreements also generally require us to take a minimum number of copies of each qualifying movie released by the supplier.

   We believe the terms of our revenue-sharing agreements are critical to our competitive position. While the terms of our revenue-sharing agreements vary from studio to studio, we believe, based on various assumptions, that our overall economic revenue-sharing model is designed to achieve gross margins of about 60% on the rental product we obtain under these agreements. We cannot assure you, however, that we can achieve such gross margins under our revenue-sharing agreements. None of these agreements are exclusive to us and the studios are free to enter into similar or better agreements with our competitors. The agreements with the major studios expire by their terms at various times over the next two years.

   For most of our revenue-sharing videocassettes, the major studios send the master videocassettes to a duplicator for copying and then the copies are shipped to our distribution center. In addition, we purchase sell-through movies, direct-to-video movies and movies sold at traditional wholesale prices from major studios, independent studios and independent suppliers, generally pursuant to normal business arrangements. We purchase our video game hardware and software, as well our VCRs, DVD players and other complementary products, from a variety of suppliers.

   Franchised Stores. We require each franchisee to comply with guidelines that set forth the minimum amount and selection of movies to be kept in its store's inventory. Franchisees typically obtain videocassettes and DVDs from their own suppliers and are also responsible for obtaining some of the other complementary products from their own suppliers. However, if we have purchased the exclusive distribution rights to a movie or if a franchisee participates with us under the revenue-sharing agreements, the franchisee may obtain that movie from us. We have made our revenue-sharing arrangements with the studios available to our U.S. franchisees, which provides them with an option to increase their quantity and selection of movies. During 2001, we anticipate that some of our franchisees will also begin participating in our DIRECTV offering.

Distribution and Inventory Management

   In the first quarter of 1998, we began operation of our 850,000 square foot state-of-the-art distribution center in McKinney, Texas, which is near our corporate headquarters. The distribution center is a highly automated, centralized facility that we use to restock products, repackage videocassettes and process returns, as well as to provide some office space. We believe our distribution center gives us a significant advantage over our competitors that use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports all of our company-operated stores in the United States and operates six days a week, 24 hours a day. As of December 31, 2000, we employed about 890 employees at our distribution center.

   At our distribution center, we receive substantially all of our videocassettes and video games. We mechanically repackage the newly released videocassettes to make them suitable for rent at our stores, a process that had previously been handled manually by our store employees. We expect to begin repackaging newly released DVDs for rental during 2001. We use a network of third-party warehouses for delivery to our U.S. stores. We ship our products to these warehouses, located strategically throughout the United States, which in turn deliver them to our stores.

   Franchisees generally obtain their products directly from suppliers, except for accessories, supplies and movies for which we have exclusive distribution rights, which domestic franchisees receive from our distribution center. Distribution of our products to our stores in markets outside the United States is coordinated through our international offices.

Management Information Systems

   We believe that the accurate and efficient management of purchasing, inventory and sales records is important to our future success. We maintain information, updated daily, regarding revenues, current and historical sales and rental activity, demographics of store customers and rental patterns. This information can be organized by store, region, state, country or for all operations.

   Most of our company-operated stores and franchisees use our point-of-sale system. Our national point-of-sale system in the United States is linked with a datacenter located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the datacenter and the customer transaction database by satellite.

Competition

   We operate in a highly competitive environment. We believe our most significant competition comes from (a) providers of direct delivery home viewing entertainment and (b) video stores and other retailers that rent or sell movies.

   Competition with Providers of Direct Delivery Home Viewing Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television. We believe that a significant competitive risk to our video store business comes from direct broadcast satellite, digital cable television and high-speed Internet access. In response to this competition, in 2000, we entered the direct broadcast satellite market through our alliance with DIRECTV and began testing our entertainment-on-demand service. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of videocassettes and DVDs to be rented if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, but they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie. See "Cautionary Statements--The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products."

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

  . pricing; and

  . customer service.

   Other Competition. In some markets, we also compete against the illegal duplication and sale of movies and video games. In addition to all of the modes of competition discussed above, we compete for the general public's entertainment dollar and leisure time activities with, among others, movie theaters, Internet-related activities, live theater and sporting events.

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

   We are also subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (1) the offer and sale of franchises and (2) franchise relationships. If we want to offer and sell a franchise, we are required by the rule mentioned above to furnish each prospective franchisee a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that we, as a franchisor, comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. Although we cannot make any assurances, we intend to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulates the offer and sale of franchises, we will be unable to offer and sell franchises in that state.

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

Employees

   As of December 31, 2000, we employed about 95,800 persons, including about 74,200 persons employed within the United States and about 21,600 persons employed outside of the United States. Of the total number of U.S. employees, about 21,500 were full-time and about 52,700 were part-time. We believe that our employee relations are good.

Executive Officers of the Registrant

   The following information regarding our executive officers is as of March 26, 2001.

Name                   Age                       Position
----                   --- ----------------------------------------------------
John F. Antioco.......  51 Chairman of the Board of Directors, President and
                            Chief Executive Officer
Mark T. Gilman........  37 Executive Vice President and President, New Media
                            Division
James Notarnicola.....  49 Executive Vice President and Chief Marketing Officer
Michael K. Roemer.....  52 Executive Vice President and Chief Operations
                            Officer, North America Operations
Edward B. Stead.......  54 Executive Vice President, General Counsel and
                            Secretary
Nigel Travis..........  51 Executive Vice President and President, Worldwide
                            Stores Division
Dean M. Wilson........  43 Executive Vice President and Chief Merchandising
                            Officer, Worldwide
Larry J. Zine.........  46 Executive Vice President and Chief Financial Officer

   John F. Antioco has served as our chairman of the board of directors, president and chief executive officer since 1997. From 1996 until 1997, Mr. Antioco served as president and chief executive officer for Taco Bell Corporation. Mr. Antioco served as chairman of the board of directors of The Circle K Corporation, an operator of convenience stores, from 1995 until 1996, and as its president and chief executive officer from 1993 until 1996. Mr. Antioco joined Circle K as chief operating officer in 1991. Mr. Antioco serves as chairman of the board of directors of Main Street & Main Incorporated and as a director for CSK Auto Corporation. Mr. Antioco is also a member of the board of governors of the Boys & Girls Clubs of America.

   Mark T. Gilman has served as our executive vice president and president, new media division, since April 2000 and served as our executive vice president and chief worldwide development officer, store operations, from December 1999 until April 2000. Mr. Gilman also served as our executive vice president and chief development and franchising officer from July 1999 until December 1999. Mr. Gilman served as our executive vice president of real estate-franchising and new business development from 1997 until 1999, and served as our senior vice president, strategic systems, from 1996 until 1997. Prior to joining us, during 1996, Mr. Gilman served as senior vice president, development, for Hollywood Entertainment Corporation, a national retail video chain, where he was responsible for domestic development and construction. From 1994 until 1996, Mr. Gilman served as director of operations development for Wal-Mart Corporation, where he was responsible for developing real estate and merchandising systems.

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

   Michael K. Roemer has served as our executive vice president and chief operations officer, North America operations, since March 2001 and served as our executive vice president and chief operations officer, USA store operations, from December 1999 until March 2001. Mr. Roemer also served as our executive vice president, domestic video operations, from 1998 until December 1999. From 1997 until 1998, Mr. Roemer served as our senior vice president, domestic video operations. From 1995 until 1997, Mr. Roemer served as an independent consultant for such major companies as Frito Lay, where he assisted with new product development, distribution and business process planning. Prior to consulting, Mr. Roemer worked at 7-Eleven Inc. from 1966 to 1995. From 1993 until 1995, in his capacity as senior vice president of merchandising for 7-Eleven, Mr. Roemer oversaw merchandising operations of 7-Eleven stores in the United States and Canada. Mr. Roemer currently serves as a director of Brazos Country Foods, Inc.

   Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our secretary since 1999. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including senior vice president, general counsel and secretary. Prior to joining Apple, Mr. Stead held positions with Cullinet Software, Inc. and International Business Machines Corporation. Mr. Stead currently serves on the board of directors of the Mexican American Legal Defense and Education Fund and is also a member of the legal advisory board of the New York Stock Exchange.

   Nigel Travis has served as our executive vice president and president, worldwide stores division, since December 1999 and served as our executive vice president and president, worldwide retail operations, from 1998 until December 1999. Mr. Travis served as our president, international operations, from 1997 until 1998. From 1994 until 1997, Mr. Travis served in various other capacities for us, including senior vice president, Europe. Prior to joining us, Mr. Travis served as senior vice president and managing director, Europe, the Middle East and Africa, for Burger King Corporation. Mr. Travis, a British national, serves as a director of The Bombay Company, Inc. Mr. Travis is also a director of the Video Software Dealers Association.

   Dean M. Wilson has served as our executive vice president and chief merchandising officer, worldwide, since December 1999 and served as our executive vice president, merchandising, from 1998 until December 1999. From 1995 until 1998, Mr. Wilson held a number of positions with us, including senior vice president-general merchandise manager, vice president-retail and director of product international. Mr. Wilson's experience in the video industry spans over 16 years, with positions in the retail, distribution and studio aspects of the business. Prior to joining us, from 1990 until 1995, Mr. Wilson was employed by Trans World

Entertainment, a music and video retailer, where he served as divisional merchandise manager of video. Mr. Wilson began his retail career in the executive training programs with May Company and Dayton Hudson.

   Larry J. Zine has served as our executive vice president and chief financial officer since 1999. From 1996 until 1999, Mr. Zine served as chief financial officer for Petro Stopping Centers, L.P., where he was responsible for all operations. During 1999, Mr. Zine also served as president of Petro. From 1981 until 1996, Mr. Zine worked for The Circle K Corporation, an operator of convenience stores, and was named executive vice president and chief financial officer in 1988. Mr. Zine currently serves as a director of MMH Holdings, Inc. and Petro.

Item 2. Properties

   Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 240,000 square feet of space leased pursuant to an agreement that expires on June 30, 2007. The distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina.

   We have an office in Uxbridge, England that manages most of our international operations. We also have head offices in Dublin, Ireland; Toronto, Ontario; Melbourne, Australia; and Taipei, Taiwan. In addition, for most countries in which we have company-operated stores, we maintain an office to coordinate our operations within that country.

   We lease substantially all of our existing store sites. These leases generally have a term of five to ten years and provide options to renew for between ten and fifteen additional years. We expect that most future stores will also occupy leased properties.

Item 3. Legal Proceedings

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserted, among other things, that by entering into and operating under its revenue-sharing agreements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. These plaintiffs are seeking triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. In April 2000, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster were added as parties plaintiff and defendant, respectively, in the federal court action. In January 2000, the federal court plaintiffs added California state law claims to the pending federal antitrust claims. On March 16, 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal and California claims. In January 2001, the same plaintiffs, in addition to other individual plaintiffs, filed a similar complaint in California state court seeking monetary damages. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

   On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. In February 2001, the California Court of Appeals denied Blockbuster's petition for a writ of mandate. Blockbuster's petition for review is pending before the Supreme Court of California. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

   Blockbuster is a defendant in 13 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas and New York between February 1999 and March 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster believes the plaintiffs' positions in these suits are without merit and intends to vigorously defend itself in the litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

   The shares of Blockbuster class A common stock are listed and traded on the NYSE under the symbol "BBI." Our class A common stock began trading on August 11, 1999, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our class A common stock as reported on the NYSE composite tape and the cash dividends per share of our class A common stock:

                                                                       Cash
                                                   High     Low    Dividends(1)
                                                 -------- -------- ------------
Fiscal Year Ended December 31, 1999
  Quarter Ended September 30, 1999 (from
   August 11, 1999)............................  $16.8750 $12.4375    $  --
  Quarter Ended December 31, 1999............... $17.1250 $11.3750    $0.02

                                                                       Cash
                                                   High     Low    Dividends(1)
                                                 -------- -------- ------------
Fiscal Year Ended December 31, 2000
  Quarter Ended March 31, 2000.................. $14.8750 $ 9.2500    $0.02
  Quarter Ended June 30, 2000................... $11.6250 $ 8.8750    $0.02
  Quarter Ended September 30, 2000.............. $12.0625 $ 8.4375    $0.02
  Quarter Ended December 31, 2000............... $ 9.9375 $ 6.8750    $0.02

--------
(1) We have paid and currently intend to pay a quarterly dividend of $0.02 per share on our common stock. Our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common stock on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. Furthermore, our credit agreement limits our ability to pay dividends to $90 million, $115 million, $130 million, $145 million and $160 million in the first five years beginning in August 1999.

   The number of holders of record of shares of our class A common stock as of March 16, 2001 was 273. Viacom currently owns all of the outstanding shares of our class B common stock and more than 82% of the equity value of Blockbuster. The shares of our class B common stock are not listed nor traded on any stock exchange or other market.

Item 6. Selected Financial Data

   The following table sets forth Blockbuster's selected consolidated historical financial and operating data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 1996 through 2000 are derived from Blockbuster's audited consolidated financial statements. The financial information herein may not necessarily reflect Blockbuster's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone entity during the periods presented.

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

                                    Year Ended or At December 31,
                             -------------------------------------------------
                             1996(1)   1997(2)    1998(3)     1999    2000(4)
                             --------  --------   --------  --------  --------
                              (In millions, except per share amounts and
                                           worldwide data)
Statement of Operations
 Data:
Revenues...................  $2,942.1  $3,313.6   $3,893.4  $4,463.5  $4,960.1
Operating income (loss)....     267.6    (214.6)    (359.2)    121.7      75.7
Net income (loss)..........  $   77.8  $ (318.2)  $ (336.6) $  (69.2) $  (75.9)
Net income (loss) per
 share--basic and
 diluted(5)................  $   0.54  $  (2.21)  $  (2.34) $  (0.44) $  (0.43)
Dividends per share........  $    --   $    --    $    --   $   0.02  $   0.08
Weighted average shares
 outstanding--basic and
 diluted(5)................     144.0     144.0      144.0     156.1     175.0

Balance Sheet Data:
Cash and cash equivalents..  $   58.6  $  129.6   $   99.0  $  119.6  $  194.2
Total assets...............   8,794.6   8,731.0    8,274.8   8,540.8   8,548.9
Long-term debt, including
 capital leases, less
 current portion(6)........     249.0     331.3    1,715.2   1,138.4   1,136.5
Stockholders' equity(6)....   7,784.4   7,617.6    5,637.9   6,125.0   6,008.4

Worldwide Store Data:
Company-operated stores at
 end of year...............     4,472     5,105      5,283     5,879     6,254
Franchised and joint
 venture stores at end of
 year......................       845       944      1,098     1,274     1,423
Total stores at end of
 year......................     5,317     6,049      6,381     7,153     7,677
Same store revenue increase
 (decrease)(7).............       5.1%     (1.8)%     13.3%      8.3%      5.6%

--------
(1) During 1996 we recognized a restructuring charge of $50.2 million primarily relating to our corporate relocation and elimination of third party distributors.
(2) During 1997 we recognized charges totaling $250 million primarily related to inventory write-downs, closure of under-performing stores, write-offs attributable to international joint ventures and additional expenses incurred in connection with our corporate relocation.
(3) During 1998 we changed our method of amortizing our videocassette and video game rental inventory. This newly adopted method represents a more accelerated method of amortization. The adoption of this new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash charge of $424.3 million recognized as cost of sales.
(4) As described in Note 5 to our consolidated financial statements, we recognized a non-cash charge of $31.6 million in the fourth quarter of 2000, related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.
(5) As described in Note 1 to our consolidated financial statements, we were recapitalized to provide for class A common stock and class B common stock in 1999. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of the class B common stock has been retroactively reflected for the purposes of presenting historical net income (loss) per share for periods prior to the initial public offering.
(6) This reflects the December 31, 1998 declaration of a $1.4 billion dividend payable to Viacom International Inc. in the form of an interest-bearing promissory note.
(7) A store is included in the same store revenue calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores as defined above at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

                             CAUTIONARY STATEMENTS

   This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as "expect," "may," "estimate," "anticipate," "will," "believe," "intend," "plan," "future," "could," and similar expressions and variations thereof. Similarly, statements that describe our objectives, plans or goals are forward-looking. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by our forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

           CAUTIONARY STATEMENTS RELATING TO OUR VIDEO STORE BUSINESS

We Cannot Predict the Impact That New or Improved Technologies May Have on Our Video Store Business.

   New digital technologies, such as video-on-demand and other new technologies, could have a material adverse effect on our video store business. In particular, our video store business could be impacted if:

  . newly released movies are made widely available by the studios to these technologies at the same time or before they are made available to video stores for rental; and

  . these technologies are widely accepted by consumers.

   The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Recent advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a material adverse effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers' homes. In addition, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers' homes.

   Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by:

  . substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and

  . providing more frequent and convenient start times for the most popular movies.

   If these enhanced pay-per-view services become more widely available and accepted, pay-per-view purchases could significantly increase. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, newly released movies are currently made available by the studios for rental prior to being made available on a pay-per-view basis. Pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. Increases in the size of the pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios perceive this to be a better way to maximize their revenue.

   Our video store business may eventually have to compete with the widespread availability of video-on-demand and similar technologies, which may significantly reduce the demand for our products. Some digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand." This technology transmits movies and other entertainment content with interactive capabilities such as start, stop and rewind. In addition to being available from a small number of cable providers, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length films, on personal computers. Through technical trials in four markets, we have tested our entertainment-on-demand service, which delivered video-on-demand to consumers' television sets via digital subscriber lines and fiber optic connections. The future of video-on-demand services, including services provided by us, is uncertain, however. Video-on-demand could have a material adverse effect on our video store business if:

  . video-on-demand could be profitably provided at a reasonable price; and

  . newly released movies were made available at the same time, or before, they were made available to the video stores for rental.

   Another new technology that could have an effect on our video store business is the personal video recorder. A personal video recorder allows consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. This technology also enables consumers to pause, rewind, instant replay and playback in slow motion any live television broadcast. We cannot predict the impact that this new technology will have on our business.

Our Video Rental Business Would Lose a Significant Competitive Advantage if the Movie Studios Were to Adversely Change Their Current Distribution Practices.

   A significant competitive advantage that the video store industry currently enjoys over most other movie distribution channels except theatrical release is the early timing of the video store distribution "window." After the initial theatrical release, studios make their movies available to video stores for specified periods of time. This window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The current length of the window for video stores varies, typically ranging from 45 to 60 days for domestic video stores and longer for international video stores. Thereafter, movies are made sequentially available to television distribution channels.

   Our video store business could be materially adversely affected if:

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

   We believe that the studios have a significant interest in maintaining a viable video rental industry. However, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios.

Our Video Store Business Could be Adversely Impacted by Labor Conditions Affecting the Motion Picture Industry

   Our video store business is dependent on the availability of motion pictures produced by writers and actors subject to collective bargaining agreements. Labor conditions in the motion picture industry could result in work stoppages that could adversely affect our ability to acquire new titles and, therefore, could have an adverse impact on our revenues.

Because Margins on Sell-through Products Are Lower Than Rental Margins, We Could Be Materially Adversely Affected if a Greater Proportion of Newly Released Movies Were Initially Priced as a Sell-through Product in the United States and Consumers Desired to Own These Movies.

   Sell-through retail margins are generally lower than rental margins. Some of our competitors, such as mass merchandisers, warehouse clubs and Internet sites, can distribute and sell these sell-through movies at lower costs and/or may operate at lower margins than we can. As a result, our sell-through business, which is described below, in the United States represented only 10.9% of our domestic revenues for 2000. We believe our profitability would be adversely affected if we did not derive most of our revenues from the higher margin rental business. Although we believe that industry economics will dictate that most new releases on videocassettes will continue to be initially priced for rental, we could be materially adversely affected if:

  . a greater proportion of either release format were initially priced as sell-through merchandise in the United States; and

  . consumers desired to own, and not rent, these movies.

   In general, studios initially price their VHS movies at prices that are too high to generate significant consumer demand for purchase. Recently, however, the studios have released a limited number of movies at prices intended to generate consumer demand to purchase these movies rather than rent them. This is referred to as sell-through pricing. Movies priced for sell-through are not subject to our revenue-sharing agreements. However, if enough consumers were to desire to rent rather than own these sell-through priced movies, the adverse effect of sell-through might be offset, in part or in full, by the improved margins we would obtain from renting sell-through movies because these movies have low initial wholesale prices and are not generally subject to revenue-sharing.

Significant Benefits Would Be Lost and We Would Be Materially Adversely Affected if Our Revenue-Sharing Agreements Were Materially Adversely Changed or Discontinued.

   Prior to implementing our revenue-sharing agreements, we generally paid the major studios or their licensees between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. These agreements generally have terms ranging from two to five years. For titles purchased under these agreements, we generally pay only a minimal fixed cost per videocassette and agree to share our U.S. rental revenue with the studios for a limited period of time. In addition, we generally agree to take a minimum number of copies of each movie title that is released by a studio in any U.S. movie theater. We also agree to take, in some cases, a minimum number of movies that are not released by a studio in any U.S. movie theater.

   The revenue-sharing arrangements provide us with significant benefits, as discussed in "Item 1. Business--Industry Overview--Domestic Home Video-- Movies." If our revenue-sharing agreements are materially adversely changed or discontinued, we will lose these benefits. We would likely either have to purchase videocassette at high wholesale prices or we would purchase only sell-through movies, which would also be available for sale to consumers. This would have a material adverse effect on our video store business.

If the Average Sales Price for the Previously Viewed Videotapes Obtained Under Revenue-Sharing Is Not at or Above an Expected Price, Our Expected Gross Margins May Be Adversely Affected.

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

   Due to the terms of our current revenue-sharing arrangements and the resulting increase in volume of videocassettes that we obtain, we need to sell significantly more previously viewed videotapes than we did previously. During 2000, we sold about 34.6 million previously viewed videotapes, a 343.6% increase over 1997. We anticipate that we will need to turn our inventory of previously viewed videotapes more quickly in the future in order to make room in our stores for additional DVDs and other new initiatives, such as our strategic alliance with RadioShack. For more information on our new store initiatives, we refer you to "Item 1. Business--Our Business--Business Model." Therefore, we cannot assure you that in the future we will be able to sell, on average, our previously viewed videotapes at or above the expected price.

   Other factors that could affect our ability to sell these previously viewed videotapes at expected prices include:

  . consumer desire to own the particular movie;

  . the number of previously viewed videotapes available for sale by others to the public; and

  . the increasing popularity of the DVD format.

   In addition, after the expiration of the video store distribution window, the sales of previously viewed videotapes also compete with newly released videos that are priced for sell-through.

We Have Had Limited Experience with Our New Store Initiatives and Cannot Assure You When or If These Initiatives Will Have a Positive Impact on Our Profitability.

   During the past year, we have announced our intention to offer an expanded selection of products and services in our stores. During the fall of 2000, we began selling DIRECTV in our company-operated stores, and in February 2001, we announced a strategic alliance that would place RadioShack stores within our stores. For more information on these initiatives, we refer you to "Item 1. Business--Our Business--Business Model." The implementation of these and other similar initiatives in our stores may involve significant investments by us of time and money. Because we have limited experience with these new initiatives, we cannot assure you that they will be successful or profitable either over the short or long term.

We May Be Unable to Fully Execute our New Store Expansion.

   Although we believe that we have personnel and other resources required to implement our store expansion goals, we cannot assure you that we will be able to execute our new store expansion within the expected time frame. If we are unable to execute this expansion, it could be detrimental to our goals that relate to increasing our market share and leveraging our store base. We expect to add 200-250 company-operated stores over the course of 2001, the majority of which will be domestic. However, we will be reviewing our expansion plans on a quarter-by-quarter basis and, depending on the market share gains, returns on our investment and other factors, we may reduce or increase the number of stores we plan to open.

We Cannot Assure You as to the Profitability of Newly Added Stores.

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

Newly Opened Stores May Adversely Affect the Profitability of Pre-existing
Stores.

   We expect to open smaller company-operated stores in markets where we already have significant operations in order to maximize our market share within these markets. Although we have a customized store development approach, we cannot assure you that these smaller newly opened stores will not adversely affect the revenues and profitability of those pre-existing stores in any given market.

We May Be Liable for Lease Payments Related to BLOCKBUSTER MUSIC Stores.

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

Our Business Model is Substantially Dependent on the Functionality of Our Centralized Domestic Distribution Center.

   Our domestic distribution system is centralized. This means that we ship nearly all of the products to our U.S. company-operated stores, including newly released videos purchased under the revenue-sharing agreements, through our distribution center. If our distribution center were to become non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our videocassettes and other products to our stores.

As a Participant in the Home Video Industry, We Are Subject to Governmental Regulation Particular to Our Industry.

   Any finding that we have been or are in noncompliance with respect to the laws affecting our business could result in, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international, U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international, U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environmental regulations. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

            CAUTIONARY STATEMENTS RELATING TO OUR NEW MEDIA BUSINESS

Our New Media Business Could be Adversely Affected if Blockbuster is Unable to Compete Effectively in the Digital Market for its Products.

   Digital delivery of content is a new and rapidly evolving market. In response to the growth of digital delivery systems, we tested our entertainment-on-demand service for the digital delivery of movies to consumers' homes. In the future, we may explore introducing a more widely available, commmercial version of our entertainment-on-demand service and also other means of delivering digital entertainment into consumers homes. However, the demand for entertainment-on-demand services is new and unproven, and there is uncertainty regarding demand for these products in the future. Several factors could adversely affect our ability to deliver movies digitally, including:

  . obtaining the right, on acceptable terms, from movie studios to electronically distribute a sufficient quantity of movies by digital means;

  . obtaining the right, on acceptable terms, to electronically deliver movies and other entertainment digitally from local telephone companies, cable system operators and other entities who own the broadband distribution systems necessary for the distribution of digital entertainment;

  . the technological ability to distribute entertainment digitally on a cost-effective basis;

  . the widespread adoption by consumers of technology that is adequate to receive and display digital content in a manner which is acceptable to them;

  . our ability to attract customers to our entertainment services and meet their expectations with respect to content, pricing, service, navigation and other features; and

  . competition from other companies offering to electronically deliver movies on-demand over the Internet or by other digital means.

Our Ability to Deliver Entertainment-on-Demand and Other New Media Services Is Dependent Upon Our Relationships with Technology Providers.

   We do not have all of the necessary technology or expertise to deliver our Internet, entertainment-on-demand or other New Media services without the use of third parties. Therefore, our New Media businesses, including our Internet site, are and will be largely dependent on our ability to create and maintain good business relationships with technology providers. We cannot assure you that we will be able to reach commercially reasonable terms with all of our potential technology providers. We cannot assure you that any existing relationships with technology providers will not be terminated by either party or that we will be able to renew existing agreements on satisfactory terms. If we are unable to reach agreements with necessary technology providers, or if our agreements with technology providers are terminated and we are unable to replace their services, we cannot assure you that we will be able to operate our New Media businesses according to our current expectations.

   Dependence on third-party technology providers also means that we may not be able to accurately predict or control all aspects of the timing or expense related to our New Media businesses. If our technology providers are unable to complete their work in accordance with our deadlines, our services could be unexpectedly interrupted or delayed. In addition, our estimates and expectations with respect to the expenses associated with our New Media businesses are in part dependent on the information provided to us by our technology providers. To the extent that our technology providers encounter unexpected expenses, we may be required to share in those costs or change the specifications for our services. Our contracts with our technology providers may permit us to recover damages from technology providers who fail to meet deadlines or to estimate costs accurately, but we cannot assure you that those amounts will be sufficient to compensate us fully for our losses.

Third-Party Infringement Claims Against Us or Our Technology Providers Could Result In Delays in New Services, the Loss of Customers or Costly and Time-Consuming Litigation.

   There has been a substantial amount of litigation in the Internet and broadband technology industry regarding intellectual property rights. It is possible that in the future third parties may claim that the technology used to operate our current or future New Media businesses infringe their intellectual property rights. We expect that providers of digital entertainment services will increasingly be subject to infringement claims as the number of products and services and competitors in that industry grows and the functionality of products in different industry segments overlaps.

   Any such claims against us, with or without merit, could be time-consuming, result in costly litigation, cause interruptions or delays in our services or require us or our technology providers to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us and our technology providers. Claims of intellectual property infringement may also require us to pay significant damages or subject us to an injunction against the operation of part or all of our New Media businesses. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our New Media businesses.

If Our Intellectual Property Is Not Protected Adequately, We May Be Less Competitive in the Market.

   As our New Media businesses expand, we are becoming increasingly dependent on technology. Our success in these new businesses depends in large part on protecting intellectual property developed or acquired by us. We rely upon a combination of trademark, copyright, patent and trade secret laws to protect our rights in our intellectual property. We may license our intellectual property and impose restrictions on our licensees' ability to utilize those assets. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us.

   On a regular basis, we review our intellectual property to determine whether we should apply for patent protection on certain assets. If we decide to apply for patents, it is possible that no patents will issue from the patent applications. It is also possible that any patents that we do obtain may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

   Our efforts to protect our proprietary rights may not succeed. Copyright and trade secret laws afford only limited protection for our proprietary rights. Unauthorized parties may be able to copy aspects of our products or services or to obtain and use information that we regard as confidential and proprietary. Policing unauthorized use of our intellectual property is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products and services or design around patents issued to us or our technology providers. We may not be able to detect infringement or enforce our patent or other rights and, as a result, our competitive position in the market may suffer.

         CAUTIONARY STATEMENTS RELATING TO OUR RELATIONSHIP WITH VIACOM

Our Historical Consolidated Financial Information May Not Be Representative of Our Results as a Separate Company.

   Since September 1994, our operations have been conducted by various entities owned directly or indirectly by Viacom. Effective with our initial public offering in August 1999, we entered into a transition services agreement with Viacom pursuant to which Viacom is currently providing us with certain financial, administrative and other resources. Prior to our initial public offering, certain costs and expenses reflected in our consolidated financial statements included allocations of corporate expenses from Viacom. These and other allocations of costs and expenses do not necessarily indicate the costs that would have been or would be incurred by us as a separate, stand-alone entity. Also, the financial information included in this Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what the financial position, results of operations, and cash flows would have been had we been a separate, stand-alone entity during the periods presented. For additional information, we refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to our Consolidated Financial Statements.

We Will Be Controlled by Viacom As Long as It Owns a Majority of the Combined Voting Power of Our Two Classes of Common Stock, and Our Other Stockholders Will Be Unable to Affect the Outcome of Stockholder Voting During This Time.

   We are currently controlled by Viacom. We have two classes of common stock:

  . class A common stock, which entitles the holder to one vote per share;
    and

  . class B common stock, which entitles the holder to five votes per share,

on all matters submitted to our stockholders. Viacom owns in excess of a majority of the combined voting power of our outstanding common stock. As a result, Viacom is able to determine the outcome of all corporate actions requiring stockholder approval. Because Viacom has the ability to control us, it has the power to act without taking the best interests of our other stockholders into consideration. For example, Viacom can control decisions with respect to:

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

   Any of these provisions could be used by Viacom for its own advantage to the detriment of our other stockholders. This in turn may have an adverse affect on the price of our class A common stock.

There Are Potential Conflicts of Interest with Respect to Our Relationship with Viacom Because Viacom Controls Us and Our Business Objectives May Differ.

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

Four of Our Directors May Have Conflicts of Interest Because They Are Also Directors or Executive Officers of Viacom.

   Four members of our board of directors are directors and/or executive officers of Viacom. These directors have obligations to us as well as to Viacom and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. Our certificate of incorporation contains provisions designed to facilitate resolution of these potential conflicts, which we believe will assist our directors in fulfilling their fiduciary duties to our stockholders. These provisions do not, however, eliminate or limit the fiduciary duty of loyalty of our directors under applicable Delaware law. Subject to applicable Delaware law, stockholders in our company are deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve such conflicts between us and Viacom fairly, we cannot assure you that any conflicts will be so resolved.

There May Be an Adverse Effect on the Price of Our Class A Common Stock Due to Disparate Voting Rights of Our Class A Common Stock and Our Class B Common Stock and, Possibly, Differences in the Liquidity of the Two Classes.

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

   In addition, we have entered into a tax matters agreement with Viacom, which requires, among other things, that we cannot voluntarily enter into certain transactions, including any merger transaction or any transaction involving the sale of our capital stock, without the consent of Viacom.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this document.

General

   Blockbuster Inc. is the world's leading retailer of rentable home videocassettes, DVDs and video games, with close to 7,700 stores in the United States, its territories and 25 other countries as of December 31, 2000. During 2000, while our core video business continued to grow, we extended our business and our brand into additional home entertainment distribution channels, as discussed below.

   Viacom, through its ownership of 144 million shares of our class B common stock, owns common stock representing about 82% of our equity value and about 96% of the combined voting power of our outstanding common stock. In 1999, Viacom announced that it intended to split-off Blockbuster by offering to exchange all of its shares of Blockbuster common stock for shares of Viacom's common stock. The split-off was subject to approval by Viacom's Board of Directors and an assessment of market conditions. Viacom has stated that it no longer has any plans for the split-off of Blockbuster.

   We implemented a new business model in 1998 in recognition that we could not purchase enough videocassettes at the "full" cost to satisfy customer demand without significantly increasing our risk. In order to increase the quantity and selection of newly released video titles and satisfy our customers' demand for newly released videos, we entered into revenue-sharing agreements with the major motion picture studios. Prior to our change to a revenue-sharing business model, our videocassette rental library was purchased at "full" cost, generally between $60 and $70 per videocassette for major theatrical releases that were priced for rental in the United States. The implementation of revenue-sharing dramatically affected our cost of sales as it changed our business model from a primarily fixed to a primarily variable cost approach. Starting in the second quarter of 1998, revenue-sharing payments to the movie studios became a significant component of our cost of sales. In addition, we shortened the period over which we amortize the fixed cost of acquiring newly released videocassettes to three months. In connection with this change in method of accounting for our videocassette and video game rental library, we recorded a $424.3 million charge in 1998 to reflect a reduction in the carrying value of this library.

   We strive to be the leader in satisfying customer demand by stocking each of our stores with the selection, quantity and format of merchandise desired by our customers. We have continued to manage our merchandise mix in response to changing consumer demands such as the significant increase in demand for DVDs over the past year. DVDs represented about 10.1% of our net domestic rental revenues during the fourth quarter of 2000. Based on our expectation that demand for DVDs will continue to grow, we expect DVDs to represent 20-25% of our net domestic rental revenues by the end of 2001.

   In 2000, we announced a multi-year agreement with DIRECTV to expand our traditional video rental business for the first time to pay-per-view via the DIRECTV service and to cross market each other's products. We receive a commission for each DIRECTV system and service sold by us through our stores and through other channels, as well as a monthly residual based on the number of active DIRECTV customers acquired through us. Since the September 2000 launch of DIRECTV sales in approximately 3,800 of our stores, we have sold over 100,000 DIRECTV systems, quickly establishing ourselves as one of the nation's leading retailers of DIRECTV systems. We receive a portion of the pay-per-view revenue generated by customers we acquire for DIRECTV. Additionally, as part of the agreement, we will receive a portion of the incremental revenues generated by some of DIRECTV's pay-per-view movie channels upon our co-branding, which we expect to occur in 2001.

   In 2001, we entered into a strategic alliance with RadioShack Corporation under which RadioShack will operate store-within-a-store areas inside selected Blockbuster locations. In 2001, the companies will launch

Phase I of the strategic alliance in approximately 130 of our stores in at least four markets. At the end of Phase I, the companies will determine whether they will proceed to Phase II, which would be a rollout of the concept to as many stores as possible in the United States, anticipated to occur during 2002. RadioShack will pay a license fee to us for each location and both companies will share in the operating income (loss), as defined, generated by the store-within-a-store areas.

   We have a substantial amount of intangible assets on our consolidated financial statements. As of December 31, 2000, we had net intangible assets of $5,809.2 million, which represented 68.0% of our total assets and 96.7% of our stockholders' equity. Our intangible assets consist primarily of goodwill. This goodwill was primarily created when Viacom acquired our business and operations in 1994 for a purchase price in excess of the fair market value of our tangible net assets at that time. This goodwill was originally recorded on Viacom's financial statements in connection with Viacom's acquisition of our business and operations and is now recorded as an asset on our consolidated financial statements. This goodwill generally represents the BLOCKBUSTER brand. We evaluate on a regular basis whether or not events and circumstances have occurred to indicate that all or a portion of the carrying amount of these intangible assets may require an adjustment or a change to the amortization period.

Business Segment Information

   Beginning in the fourth quarter of 1999, we began reporting in two segments:
(i) home videocassette, DVD and video game rental and retailing, which we refer to as our video segment, and (ii) new media (formerly new technologies).

(i)  Video

     As of December 31, 2000, the video segment operated 6,254 video stores and its franchisees and/or joint ventures operated 1,423 video stores located throughout the United States, its territories and 25 other countries.

(ii) New Media

     Through our new media segment, we operate our Internet site, blockbuster.com, and our Digital Networks division, which is responsible for exploring various forms of electronic entertainment delivery, including entertainment-on-demand.

   We evaluate performance based on many factors. Two of the primary measures that we use are EBITDA and operating income (loss). EBITDA is defined as net loss before equity in income (loss) of affiliated companies (net of tax), benefit (provision) for income taxes, interest income (expense), depreciation, amortization of intangibles and other items, net. Our EBITDA measure may differ in the method of calculation from similarly titled measures used by other companies. Operating income is defined as income before interest income (expense), equity in income (loss) of affiliated companies (net of tax) and benefit (provision) for income taxes.

   The following table sets forth summarized financial information relating to our segments:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In millions)
Revenues
  Video........................................... $3,893.4  $4,463.3  $4,959.1
  New media.......................................      --        0.2       1.0
                                                   --------  --------  --------
    Total revenues................................ $3,893.4  $4,463.5  $4,960.1
                                                   ========  ========  ========
EBITDA(1)
  Video........................................... $   23.7  $  520.6  $  588.2
  New media.......................................      --       (6.6)    (53.4)
                                                   --------  --------  --------
    Total EBITDA.................................. $   23.7  $  514.0  $  534.8
                                                   ========  ========  ========
Operating income (loss)
  Video........................................... $ (359.2) $  128.7  $  172.5
  New media.......................................      --       (7.0)    (96.8)
                                                   --------  --------  --------
    Total operating income (loss)................. $ (359.2) $  121.7  $   75.7
                                                   ========  ========  ========

--------
(1) "EBITDA" is presented here to provide additional information about Blockbuster's operations. EBITDA should be considered in addition to, but not as a substitute for, or superior to, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

Results of Operations

Consolidated Results

   The following table sets forth consolidated results of operations and other financial data.

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
                                                (In millions, except margin
                                                 and worldwide store data)
Statement of Operations Data:
Revenues.....................................  $ 3,893.4  $ 4,463.5  $ 4,960.1
Cost of sales................................    1,956.4    1,762.5    2,036.0
                                               ---------  ---------  ---------
Gross profit.................................    1,937.0    2,701.0    2,924.1
Operating expenses...........................    2,296.2    2,579.3    2,848.4
                                               ---------  ---------  ---------
Operating income (loss)......................     (359.2)     121.7       75.7
Interest expense.............................      (27.7)    (119.3)    (116.5)
Interest income..............................        4.0        3.2        7.3
Other items, net.............................      (11.8)      (0.2)       1.7
                                               ---------  ---------  ---------
Income (loss) before income taxes............     (394.7)       5.4      (31.8)
Benefit (provision) for income taxes.........       59.4      (71.8)     (45.4)
Equity in income (loss) of affiliated
 companies, net of tax.......................       (1.3)      (2.8)       1.3
                                               ---------  ---------  ---------
Net loss.....................................  $  (336.6) $   (69.2) $   (75.9)
                                               =========  =========  =========
Cash Flow Data:
Cash flows from operating activities.........  $ 1,234.5  $ 1,142.8  $ 1,320.8
Cash flows used for investing activities.....   (1,022.2)  (1,258.1)  (1,056.8)
Cash flows from (used in) financing
 activities..................................     (241.1)     137.2     (187.2)

Other Data:
Depreciation.................................  $   212.7  $   220.5  $   279.0
Amortization of intangibles..................      170.2      171.8      180.1
EBITDA(1)....................................       23.7      514.0      534.8
Net loss plus intangible amortization, net of
 tax(1)(2)...................................  $  (172.5) $    94.8  $    93.3

Margins:
Rental margin(3).............................       54.6%      66.0%      64.4%
Merchandise margin(4)........................       19.8       21.0       21.4
Gross margin(5)..............................       49.8       60.5       59.0

Worldwide Store Data:
Same store revenues increase(6)..............       13.3%       8.3%       5.6%
Total system-wide stores at end of period....      6,381      7,153      7,677

--------
(1) "EBITDA" and "Net loss plus intangible amortization, net of tax" are presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise sales.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Non-Cash Charges

   During the second quarter of 1998, we recorded a $424.3 million non-cash charge associated with a change in the method of accounting for videocassettes and video game rental library. During the fourth quarter of 2000, we determined that the carrying value of certain hardware and capitalized software components of our new media segment, primarily related to the e-commerce portion of blockbuster.com, exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, we recorded an impairment charge of approximately $31.6 million. This charge is included in depreciation expense in the Consolidated Statements of Operations for the year ended December 31, 2000. The following is a summary of the impact of the above-described non-cash charges on our operating results:

                                                 Year Ended December 31,
                                              --------------------------------
                                                1998      1999     2000
                                              --------  -------- --------
   Effect on operating income (loss)......... $ (424.3) $    --  $  (31.6)
   Effect on net loss........................   (273.1)      --     (19.0)

   Excluding the above described non-cash charges, operating results would have been as follows:

                                               Year Ended December 31,
                                              ---------------------------
                                                1998      1999     2000
                                              --------  -------- --------
   Revenues.................................. $3,893.4  $4,463.5 $4,960.1
   Cost of sales.............................  1,532.1   1,762.5  2,036.0
                                              --------  -------- --------
   Gross profit..............................  2,361.3   2,701.0  2,924.1
   Operating expenses........................  2,296.2   2,579.3  2,816.8
                                              --------  -------- --------
   Operating income, excluding non-cash
    charges.................................. $   65.1  $  121.7 $  107.3
                                              ========  ======== ========

Comparison of 2000 to 1999

   Revenues. Revenues of $4,960.1 million in 2000 increased $496.6 million, or 11.1%, from $4,463.5 million in 1999. The increase in revenues was primarily due to increases in worldwide same store revenues of 5.6% and a net increase in the number of company-operated stores of 375 to 6,254 at December 31, 2000 from 5,879 at December 31, 1999. The increase in worldwide same store revenues was principally due to a 4.3% increase in same store revenues from our domestic operations and an 11.6% increase in same store revenues from our international operations. The increase in domestic same store revenues was primarily driven by an increase in video rental revenues, which include both VHS and DVD rental revenues.

     Rental Revenues. Rental revenues, which also includes sales of previously viewed products, of $4,161.7 million in 2000 increased $403.2 million, or 10.7%, from $3,758.5 million in 1999. The increase in rental revenues was primarily due to an increase in domestic same store rental revenues of 4.1%, the net increase in the number of company-operated stores of 375 and an increase in international same store rental revenues of 15.5%. The increase in domestic same store rental revenues was primarily driven by an increase in video rental revenues, which include both VHS and DVD rental revenues. Also contributing to the increase were (i) an increase in the average domestic rental spend per customer and (ii) a favorable box office advantage between titles that became available in 2000 as compared to the titles that became available in 1999. In addition, worldwide previously viewed product sales, which includes sales of previously viewed videotapes, video games and DVDs, increased 17.0% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. For the year ended December 31, 2000, revenues generated by rental product that was kept beyond the initial rental period were $795.8 million, or 16.0% of total revenues, compared to $692.6 million, or 15.5% of total revenues for 1999.

     Merchandise Sales. Merchandise sales of $704.8 million in 2000 increased $89.7 million, or 14.6%, from $615.1 million in 1999. The primary reasons for the increase in merchandise sales were (i) the net increase in the number of company-operated stores of 375 and (ii) an increase in sales of DVDs.

   Cost of Sales. Cost of sales of $2,036.0 million in 2000 increased $273.5 million, or 15.5%, from $1,762.5 million in 1999. Cost of sales as a percentage of total revenues increased to 41.0% in 2000 from 39.5% in 1999. The increase in cost of sales was primarily due to the net increase in the number of company-operated stores of 375. The increase in cost of sales as a percentage of revenues was primarily due to (i) the increase in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements, (ii) a decrease in margins on game rentals, as several platforms are nearing the end of their lifecycles, and (iii) a decrease in margins on previously viewed product sales generated by lower average unit selling prices as a result of increased copy depth. We are continually evaluating our product mix and product offerings, as well as related strategic alliances, to try to optimize our stores' revenues and gross profit. In 2000, we began marketing and soliciting DIRECTV system equipment and DIRECTV(R) programming packages in our stores, and since our September 2000 launch, we have sold over 100,000 DIRECTV systems. In February 2001, we entered into a strategic alliance with RadioShack under which RadioShack will operate store-within-a-store areas inside selected Blockbuster locations. After the initial rollout of the RadioShack store-within-a-store in 2001, we will determine whether we will proceed with a nationwide rollout. Additionally, we intend to continue to increase our stores' depth of DVDs in response to accelerated consumer acceptance of the DVD format. Our initiatives to optimize our stores' revenues and gross profit may cause us to alter the product mix in our stores. This may cause us to rationalize our stores' existing product mix, which could result in a non-cash charge.

   Gross Profit. Gross profit of $2,924.1 million in 2000 increased $223.1 million, or 8.3%, from $2,701.0 million in 1999. For 2000, gross profit as a percentage of total revenues decreased to 59.0% from 60.5% in 1999. The decrease in gross margin percentage was due to the increase in cost of sales as a percentage of revenues described above.

   Operating Expenses. Total operating expenses of $2,848.4 million in 2000 increased $269.1 million, or 10.4%, from $2,579.3 million in 1999. Excluding the impairment charge of approximately $31.6 million, total operating expenses of $2,816.8 million increased $237.5 million, or 9.2%, from $2,579.3 million in 1999. This increase was primarily due to a net increase of 375 company-operated stores and the increase in total operating expenses related to our new media segment of $57.8 million to $64.8 million in 2000 from $7.0 million in 1999. The new media operating expenses increased from 1999 to 2000 primarily due to 2000 being the first full year of operations for blockbuster.com. Excluding the impairment charge, total operating expenses decreased as a percentage of total revenues to 56.8% in 2000 from 57.8% in 1999 due to better leveraging of our video segment operating expenses over an increased revenue base. We expect operating expenses as a percentage of revenues to continue to decline in 2001. Excluding the impairment charge, the increase in total operating expenses also resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, and corporate levels and expenses relating to our new media business, remained consistent as a percentage of total revenues at 43.8% for both 2000 and 1999. General and administrative expense of $2,174.0 million in 2000 increased $220.8 million, or 11.3%, from $1,953.2 million in 1999. The dollar increase in 2000 resulted from compensation increases of $107.4 million related to additional personnel needed to support our store growth, DIRECTV initiatives, and our new media business. Occupancy costs increased $55.2 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $58.2 million due primarily to the growth of our business, including our DIRECTV and new media initiatives, and a decrease in the net gain recognized on the refranchising of stores of approximately $18.2 million from 1999 to 2000.

     Advertising Expense. Advertising expense of $215.3 million in 2000 decreased $18.5 million, or 7.9%, from $233.8 million in 1999. As a percentage of total revenues, advertising expense decreased to 4.3% in 2000 from 5.2% in 1999. These decreases reflect our planned decrease in general promotional advertising. We are now focusing our advertising dollars on specific brand advertising, direct marketing vehicles such as BLOCKBUSTER REWARDS(TM), our alliance with DIRECTV, and other targeted consumer advertising.

     Depreciation Expense. Depreciation expense of $279.0 million in 2000 increased $58.5 million, or 26.5%, as compared to $220.5 million in 1999. Excluding the impairment charge of $31.6 million, depreciation expense of $247.4 million in 2000 increased $26.9 million, or 12.2%, as compared to $220.5 million in 1999. The increase in depreciation expense was primarily attributable to the net increase of 375 company-operated stores.

   Interest Expense. Interest expense of $116.5 million in 2000 decreased $2.8 million, or 2.3%, as compared to $119.3 million in 1999. The decrease in interest expense was due to lower capital lease levels and lower debt levels, partially offset by the higher interest rates on our credit facility compared to the interest rates on the notes payable to Viacom, which were outstanding through June 23, 1999.

   Provision for Income Taxes. We recognized a provision for income taxes of $45.4 million in 2000 as compared to $71.8 million in 1999. The 2000 and 1999 provisions reflect permanent differences resulting from the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994 and tax operating losses from certain foreign countries. We did not recognize a benefit for these foreign jurisdictions, in which we incurred losses, in our 1999 and 2000 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes decreased due to lower earnings before taxes and lower operating losses from foreign jurisdictions. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future.

   Equity in Income (Loss) of Affiliated Companies, Net of Tax. Equity in income of affiliated companies, net of tax of $1.3 million in 2000 increased $4.1 million as compared to a loss of $2.8 million in 1999, primarily due to an increase in income from our joint venture operations in Italy.

   Net Loss. For the reasons described above, the consolidated net loss of $75.9 million in 2000 reflects an increase in net loss of $6.7 million, or 9.7%, from a net loss of $69.2 million in 1999. Excluding the impairment charge, the consolidated net loss of $56.9 million reflects a decrease in net loss of $12.3 million from a net loss of $69.2 million in 1999. Excluding the new media segment, the net loss of $14.7 million reflects a decrease in net loss of $50.2 million from a net loss of $64.9 million in 1999.

SEGMENT RESULTS

Video

   Video revenues of $4,959.1 million in 2000 increased $495.8 million, or 11.1%, from $4,463.3 million in 1999. The increase in revenues was primarily due to increases in worldwide same store revenues of 5.6% and a net increase in the number of company-operated stores of 375. The increase in worldwide same store revenues was principally due to an increase in the average domestic rental spend per customer, a 4.3% increase in same store revenues from our domestic operations and an 11.6% increase in same store revenues from our international operations. The increase in domestic same store revenues was primarily driven by an increase in video rental revenues, which include both VHS and DVD rental revenues.

   Operating income increased $43.8 million, or 34.0%, to $172.5 million in 2000 from $128.7 million in the prior year. Results for 2000 reflect the increased revenues discussed above and the leveraging of our operating expenses over an increased revenue base. Video operating expenses as a percentage of total video revenues decreased to 55.5% in 2000 from 57.6% in 1999 due to better leveraging of our video segment operating expenses over an increased revenue base.

New Media (formerly New Technologies)

   New media revenues of $1.0 million in 2000 consisted primarily of sales through the Internet of sell-through videocassettes and DVDs. Operating loss for our new media segment was $96.8 million in 2000, as compared to an operating loss of $7.0 million in 1999. Excluding the impairment charge, operating loss was

$65.2 million in 2000. The operating loss increased from 1999 to 2000 primarily due to 2000 being the first full year of operations for blockbuster.com. The loss reflects costs incurred to advertise our website, to hire additional people to support the website, to enhance the website's functionality and to negotiate and structure new ventures related to our entertainment-on-demand services, which are currently in the development stage. During the fourth quarter of 2000, we shifted the focus of our Internet site, blockbuster.com from e-commerce offerings to other features designed to support our stores and drive store revenues. We refer you to "Item 1. Business--Our Business-- Blockbuster.com." We are outsourcing segments of our website development and maintenance related to our e-commerce business. We expect costs associated with our new media segment in 2001 to be about 30% lower than the full year 2000 excluding the impairment charge, primarily due to our outsourcing of segments of our website development and maintenance related to our e-commerce business and lower marketing costs. Also, during 2000, we integrated our online capabilities with our store systems and launched a two-market pilot of our online rental reservations system. We are also exploring initiatives designed to integrate the capabilities of blockbuster.com with our future entertainment-on-demand services.

Comparison of 1999 to 1998

   Revenues. Revenues of $4,463.5 million in 1999 increased $570.1 million, or 14.6%, from $3,893.4 million in 1998. The increase in revenues was primarily due to increases in worldwide same store revenues of 8.3% in 1999 as compared to 1998 and an increase in the number of company-operated stores of 596 to 5,879 at December 31, 1999 from 5,283 at December 31, 1998. The increase in same store revenues was principally due to increases in the average domestic rental fee, the increased number of domestic rental transactions of 3.4% and increased sales of previously viewed videotapes for the year ended December 31, 1999 as compared to the corresponding period of the prior year.

   Rental Revenues. Rental revenues of $3,758.5 million in 1999, which also includes sales of previously viewed videotapes and extended viewing fees, increased $538.9 million, or 16.7%, from $3,219.6 million in 1998. The increase in rental revenue was primarily due to the increase in the number of company-operated stores of 596, an increase in the average domestic rental fee and the increase in rental transactions.

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

   Merchandise Sales. Merchandise sales declined $2.9 million, or 0.5%, in 1999 compared to 1998. The two primary reasons for the decrease in merchandise sales were (i) our efforts to refocus the sale of music CDs from all company-operated stores in 1998 to an average of 1,100 stores in 1999 and (ii) the video release of Titanic in the third quarter of 1998. The decrease in CD sales and sell-through videocassettes was mostly offset by increases in sales of DVD titles, increased sales of licensed merchandise and increased confection sales.

   Cost of Sales. Cost of sales of $1,762.5 million in 1999 decreased $193.9 million, or 9.9%, from $1,956.4 million in 1998. Cost of sales as a percentage of total revenues in 1999 decreased to 39.5% from 50.2% in 1998. Excluding the special item charge of $424.3 million in the second quarter of 1998, cost of sales for the year increased $230.4 million, or 15.0%, primarily as a result of an increase in revenue resulting in an increase in revenue-sharing payments of $276.4 million and increased costs of sales associated with previously viewed videotapes of $74.0 million, partially offset by a decrease in the amortization of rental product of $110.5 million and decreased cost of merchandise sales of $9.5 million. Commencing on April 1, 1998, we substantially increased our purchases of videocassette rental product through revenue-sharing arrangements with the movie studios. The increases in purchases under the revenue-sharing model have significantly increased our costs associated with revenue-sharing payments, which are expensed as the associated rental revenue is earned. The increase in revenue-sharing payments was partially offset by a decrease in the amortization of rental product. The decrease in rental product amortization was due to the decline in the fixed costs of rental product purchased under the revenue-sharing agreements. The decrease in merchandise cost of sales was primarily due to decreased sales of sell-through videos as compared to the prior year, which included the release of Titanic, and decreased sales of music CDs which have traditionally had lower margins than our other retail products.

   Gross Profit. Gross profit of $2,701.0 million in 1999 increased $764.0 million, or 39.4%, from $1,937.0 million in 1998. For 1999, gross profit as a percentage of total revenues increased to 60.5% from 49.8% in 1998. Excluding the special item charge of $424.3 million in 1998, gross profit as a percent of revenue was 60.5% for 1999 versus 60.6% for 1998.

   Operating Expenses. Total operating expenses of $2,579.3 million in 1999 increased $283.1 million, or 12.3%, from $2,296.2 million in 1998, primarily due to a net increase in the number of company-operated stores of 596 to 5,879 at December 31, 1999 from 5,283 at December 31, 1998. Total operating expenses decreased as a percentage of total revenues to 57.8% in 1999 from 59.0% in 1998. The increases in total operating expenses resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional and corporate level, decreased as a percentage of total revenues to 43.8% in 1999 from 44.5% in 1998 reflecting the benefits of leveraging our cost structure to an increasing revenue base. General and administrative expense of $1,953.2 million in 1999 increased $220.9 million, or 12.8%, from $1,732.3 million in 1998. The dollar increase in 1999 primarily resulted from compensation increases of $128.0 million related to additional personnel needed to support our store growth and increased store traffic. Occupancy costs increased $52.1 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $40.8 million due primarily to the growth of our business.

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

     Advertising Expense. Advertising expense of $233.8 million in 1999 increased $52.8 million, or 29.2%, from $181.0 million in 1998. As a percentage of total revenues, advertising expense increased to 5.2% in 1999 from 4.6% in 1998. These increases reflected our planned increased investment in advertising and marketing principally due to additional media, direct mail and other promotions related to our various programs such as BLOCKBUSTER REWARDS, Million Dollar Days and other programs.

   Interest Expense. Interest expense of $119.3 million in 1999 increased $91.6 million, as compared to $27.7 million in 1998. The increase was primarily related to debt incurred under our new credit agreement in order to repay Viacom about $1.6 billion in connection with promissory notes issued by us for the payment of a dividend to Viacom International Inc. and advances by Viacom to us for various acquisitions.

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

   Operating income increased $487.9 million to $128.7 million in 1999 from a loss of $359.2 million in the prior year. Results for 1998 reflect the implementation of a new business model and a special item charge in the second quarter of $424.3 million to adjust the carrying value of videocassettes and game rental inventory under a new method of amortization. Excluding the impact of the 1998 charge, video's operating income increased $63.6 million, or 97.7%, to $128.7 million in 1999 from $65.1 million in 1998, primarily due to the increased revenues discussed above and leveraging our operating expenses to an increased revenue base. Our operating expenses as a percentage of total video revenues decreased from 59.0% in 1998 to 57.6% for the same period of 1999.

New Media (formerly New Technologies)

   New media revenues of $0.2 million in 1999 consisted primarily of sales through the Internet of sell-through videocassettes and previously viewed videotapes and commissions from the sale of Blockbuster GIFTCARDS.

   Operating loss for our new media business segment was $7.0 million. This loss reflects start-up costs incurred to advertise our new website, hire additional people to support the new website and consulting and maintenance costs to bring the website up to full functionality.

Liquidity and Capital Resources

 Liquidity and Capital Resources

   We generate cash from operations predominantly from the rental and retail sale of videocassettes, video games and DVDs and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for the next twelve months. However, we may seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

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

 Capital Structure

   On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement initially was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down and retired during 2000, as discussed below. Interest rates under the credit agreement are based on the prime rate or LIBOR at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2000).

   The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2000, the Company was in compliance with all financial covenants under the credit agreement.

   On June 23, 1999, we borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. We repaid $442.9 million of the short-term revolver through proceeds from our initial public offering. We repaid the remaining $157.1 million of the short-term revolver during the year ended December 31, 2000. These payments permanently reduced our borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $278.0 million of available borrowing capacity under the long-term revolver at December 31, 2000. The weighted average interest rate at December 31, 2000 for these borrowings was 8.0%.

   We entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 2000.

 Consolidated Cash Flows

   Operating Activities. Net cash flows from operating activities increased $178.0 million, or 15.6%, from $1,142.8 million for the year ended December 31, 1999 to $1,320.8 million for the year ended December 31, 2000. The most significant reason for the increase was an improvement in income before depreciation and amortization, which increased by $120.6 million. An $82.8 million increase in net cash provided by changes in operating assets and liabilities also contributed to the increase in net cash flows from operating activities.

   Investing Activities. Net cash used in investing activities decreased $201.3 million from $1,258.1 million in 1999 to $1,056.8 million in 2000 primarily as a result of a decrease in capital expenditures of $152.9 million and a $78.0 million decrease in cash used for store acquisitions, partially offset by a $31.3 million decrease in proceeds from sales of store operations. Our capital expenditures decreased primarily due to an upgrade of the store point-of-sale system that occurred during 1999 and fewer new store openings in 2000 than in 1999. The decrease in cash used for acquisitions was primarily due to a large acquisition of 69 stores from a franchisee in the first quarter of 1999.

   Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site locations, and construction permits. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in certain international markets and will require capital and/or ongoing infrastructure enhancements to support acquisitions and our expansion strategies in developing markets. We currently expect to add approximately 200 to 250 net new stores in 2001. We currently anticipate that capital expenditures of about $150.0 million will be incurred in 2001 in the video segment, and capital expenditures of about $11 million will be incurred in 2001 in the new media segment. The projected decrease in capital spending from 2000 is due primarily to planned decreases in (i) expenditures in our new media segment and (ii) new store builds. The anticipated decrease in new store builds is due to the change in the competitive landscape.

   Financing Activities. Net cash used in financing activities for the year ended December 31, 2000 of $187.2 million represented a $324.4 million decrease from net cash provided by financing activities of $137.2 million in 1999. The decrease in cash flows from financing activities was primarily attributable to items associated with our initial public offering in 1999, including: (i) net proceeds of $430.1 million from our initial public offering, and (ii) capital contributions of $157 million made by Viacom for the purchase of certain of our international operations from affiliates of Viacom in connection with our initial public offering. These items were partially offset by net debt repayments during 1999 of $389.3 million, compared to 2000 when we paid down debt by $142.9 million.

 Other Financial Measurements: Working Capital

   At December 31, 2000, we had cash and cash equivalents of $194.2 million. Working capital, however, reflected a deficit of $323.7 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

 Availability of Foreign Net Operating Losses

   As more fully discussed in Note 11 to the Consolidated Financial Statements we are required, if so requested by Viacom, to surrender certain tax losses of our United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation. At December 31, 2000 our foreign net operating loss tax assets, which are fully reserved, were $51.1 million.

General Economic Trends, Quarterly Results of Operations and Seasonality

   We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Savings Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under "Cautionary Statements."


Market Risk

   We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

 Interest Rate Risk

   Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings and our relationship with Viacom. However, on June 23, 1999, we borrowed $1.6 billion. Total outstanding borrowings at December 31, 2000 under this credit agreement were $1,022.0 million. Interest rates are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios) at our option at the time of borrowing. The weighted average interest rate at December 31, 2000 for these borrowings was 8.0%. In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.0135% for two years and the other $200 million at an interest rate of 5.1190% for two and one-half years. Our effective interest rates also include a LIBOR spread, currently 1.25%, which is subject to change under the terms of our credit agreement. The swaps are subject to termination in the event that
(i) Viacom ceases to own greater than 80% of our outstanding common stock or
(ii) we no longer have any obligations under the term loan portion of our credit agreement.

 Foreign Exchange Risk

   Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Operating income would have increased by an additional $2.8 million if foreign exchange rates in 2000 were consistent with 1999.

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the Euro. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Euro trades on currency exchanges and may be used in business transactions. Conversion to the Euro eliminates currency exchange risk between the participating member countries.

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

   Our operations outside the United States constituted 19.3% of our total revenues in 2000. Our operations in Europe constituted 9.5% of our total revenues. The majority of these sales are from Great Britain, which had not adopted the Euro in 2000.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001, and its adoption resulted in an immaterial effect on our financial statements.

   We adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000. We also adopted Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in the fourth quarter of 2000. The effect of the adoption of these standards was immaterial.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk."

Item 8. Financial Statements and Supplementary Data

                                BLOCKBUSTER INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Audited Consolidated Financial Statements:

  Report of Independent Accountants.......................................  44

  Consolidated Statements of Operations--Years Ended December 31, 1998,
   1999 and 2000..........................................................  45

  Consolidated Balance Sheets--at December 31, 1999 and 2000..............  46

  Consolidated Statements of Changes in Stockholders' Equity and
   Comprehensive Loss--Years Ended December 31, 1998, 1999 and 2000.......  47

  Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
   1999 and 2000..........................................................  48

  Notes to Consolidated Financial Statements..............................  49




  Some supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Blockbuster Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Blockbuster Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 9, 2001

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Revenues:
  Rental revenues................................ $3,219.6  $3,758.5  $4,161.7
  Merchandise sales..............................    618.0     615.1     704.8
  Other revenues.................................     55.8      89.9      93.6
                                                  --------  --------  --------
                                                   3,893.4   4,463.5   4,960.1
                                                  --------  --------  --------
Cost of sales:
  Cost of rental revenues........................  1,460.9   1,276.5   1,481.9
  Cost of merchandise sold.......................    495.5     486.0     554.1
                                                  --------  --------  --------
                                                   1,956.4   1,762.5   2,036.0
                                                  --------  --------  --------
  Gross profit...................................  1,937.0   2,701.0   2,924.1
                                                  --------  --------  --------
Operating expenses:
  General and administrative.....................  1,732.3   1,953.2   2,174.0
  Advertising....................................    181.0     233.8     215.3
  Depreciation...................................    212.7     220.5     279.0
  Amortization of intangibles....................    170.2     171.8     180.1
                                                  --------  --------  --------
                                                   2,296.2   2,579.3   2,848.4
                                                  --------  --------  --------
Operating income (loss)..........................   (359.2)    121.7      75.7
  Interest expense...............................    (27.7)   (119.3)   (116.5)
  Interest income................................      4.0       3.2       7.3
  Other items, net...............................    (11.8)     (0.2)      1.7
                                                  --------  --------  --------
Income (loss) before income taxes................   (394.7)      5.4     (31.8)
  Benefit (provision) for income taxes...........     59.4     (71.8)    (45.4)
  Equity in income (loss) of affiliated
   companies, net of tax.........................     (1.3)     (2.8)      1.3
                                                  --------  --------  --------
Net loss......................................... $ (336.6) $  (69.2) $  (75.9)
                                                  ========  ========  ========
Net loss per share:
  Basic and diluted.............................. $  (2.34) $  (0.44) $  (0.43)
                                                  ========  ========  ========
Weighted average shares outstanding:
  Basic and diluted..............................    144.0     156.1     175.0
                                                  ========  ========  ========
Cash dividends per common share.................. $    --   $   0.02  $   0.08
                                                  ========  ========  ========


                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
Assets
Current assets:
  Cash and cash equivalents..........................   $  119.6     $  194.2
  Receivables, less allowances of $11.4 (1999) and
   $8.6 (2000).......................................      130.8        185.8
  Merchandise inventories............................      281.3        242.2
  Prepaid assets and other current assets............      180.9        177.3
                                                        --------     --------
    Total current assets.............................      712.6        799.5
Rental library.......................................      577.6        646.7
Receivable from Viacom...............................       41.1        134.9
Property and equipment, net..........................    1,148.3      1,079.4
Intangibles, net.....................................    5,975.9      5,809.2
Other assets.........................................       85.3         79.2
                                                        --------     --------
                                                        $8,540.8     $8,548.9
                                                        ========     ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................................   $  499.4     $  592.7
  Accrued expenses...................................      422.5        473.7
  Current portion of long-term debt..................      157.1          8.0
  Current portion of capital lease obligations.......       29.7         24.8
  Deferred taxes.....................................       22.7         24.0
                                                        --------     --------
    Total current liabilities........................    1,131.4      1,123.2
Long-term debt, less current portion.................    1,030.0      1,039.0
Capital lease obligations, less current portion......      108.4         97.5
Deferred taxes.......................................       72.3        207.2
Other liabilities....................................       73.7         73.6
                                                        --------     --------
                                                         2,415.8      2,540.5
                                                        --------     --------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0
   shares authorized; no shares issued or
   outstanding.......................................        --           --
  Class A common stock, par value $.01 per share;
   400.0 shares authorized; 31.0 shares issued and
   outstanding.......................................        0.3          0.3
  Class B common stock, par value $.01 per share;
   500.0 shares authorized; 144.0 shares issued and
   outstanding.......................................        1.4          1.4
  Additional paid-in capital.........................    6,180.3      6,166.4
  Retained deficit...................................      (10.9)       (86.8)
  Accumulated other comprehensive loss--foreign
   currency translation adjustment...................     (46.1)        (72.9)
                                                        --------     --------
    Total stockholders' equity.......................    6,125.0      6,008.4
                                                        ========     ========
                                                        $8,540.8     $8,548.9
                                                        ========     ========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                      LOSS
                                 (In millions)

                                        Year ended December 31,
                           ---------------------------------------------------
                                 1998              1999             2000
                           ----------------  ----------------  ---------------
                           Shares  Amount    Shares  Amount    Shares  Amount
                           ------ ---------  ------ ---------  ------ --------
Class A common stock:
  Balance, beginning of
   year...................   --   $     --     --   $     --    31.0  $    0.3
  Initial public offering,
   net proceeds...........   --         --    31.0        0.3    --        --
                           -----  ---------  -----  ---------  -----  --------
  Balance, end of year....   --   $     --    31.0  $     0.3   31.0  $    0.3
                           =====  =========  =====  =========  =====  ========
Class B common stock:
  Balance, beginning of
   year...................   --   $     --     --   $     --   144.0  $    1.4
  Issuance of class B com-
   mon stock to Viacom....   --         --   144.0        1.4    --        --
                           -----  ---------  -----  ---------  -----  --------
  Balance, end of year....   --   $     --   144.0  $     1.4  144.0  $    1.4
                           =====  =========  =====  =========  =====  ========
Additional paid-in capi-
 tal:
  Balance, beginning of
   year...................        $     --          $     --          $6,180.3
  Issuance of class B com-
   mon stock to Viacom....              --            5,754.0              --
  Initial public offering,
   net proceeds...........              --              429.8              --
  Issuance of class A com-
   mon stock..............              --                --               0.1
  Cash dividends..........              --               (3.5)           (14.0)
                                  ---------         ---------         --------
  Balance, end of year....        $     --          $ 6,180.3         $6,166.4
                                  =========         =========         ========
Viacom's net equity in-
 vestment:
  Balance, beginning of
   year...................        $ 7,666.5         $ 5,695.8         $    --
  Dividend payable to
   Viacom.................         (1,400.0)              --               --
  Other transactions with
   Viacom, net............           (234.1)            118.0              --
  Net loss prior to ini-
   tial public offering...           (336.6)            (58.3)             --
  Issuance of class B com-
   mon stock to Viacom....              --           (5,755.5)             --
                                  ---------         ---------         --------
  Balance, end of year....        $ 5,695.8         $     --          $    --
                                  =========         =========         ========
Accumulated other compre-
 hensive loss:
  Balance, beginning of
   year...................        $   (48.9)        $   (57.9)        $  (46.1)
  Other comprehensive in-
   come (loss):
    Foreign currency
     translation..........             (9.0)             11.8            (26.8)
                                  ---------         ---------         --------
  Balance, end of year....        $   (57.9)        $   (46.1)        $  (72.9)
                                  =========         =========         ========
Retained deficit:
  Balance, beginning of
   year...................        $     --          $     --          $  (10.9)
  Net loss subsequent to
   initial public offer-
   ing....................              --              (10.9)           (75.9)
                                  ---------         ---------         --------
  Balance, end of year....        $     --          $   (10.9)        $  (86.8)
                                  =========         =========         ========
  Total stockholders' eq-
   uity ..................        $ 5,637.9         $ 6,125.0         $6,008.4
                                  =========         =========         ========
Comprehensive loss:
  Net loss................        $  (336.6)        $   (69.2)        $  (75.9)
  Other comprehensive in-
   come (loss):
    Foreign currency
     translation..........             (9.0)             11.8            (26.8)
                                  ---------         ---------         --------
  Total comprehensive
   loss...................        $  (345.6)        $   (57.4)        $ (102.7)
                                  =========         =========         ========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net loss.................................... $  (336.6) $   (69.2) $   (75.9)
  Adjustments to reconcile net loss to net
   cash flow provided
   by operating activities:
    Depreciation and amortization.............   1,518.8    1,067.4    1,194.7
    Deferred taxes............................      (8.1)     173.9      136.2
    Write-down of investments.................      10.5        --         --
    Equity in (income) loss of affiliated com-
     panies, net of tax.......................       1.3        2.8       (1.3)
    Gain on sales of store operations.........       --       (19.9)      (1.7)
    Gain on sale of non-core investment.......       --         --        (1.9)
    Common stock issued to non-employee direc-
     tors.....................................       --         --         0.1
  Change in operating assets and liabilities:
    Increase in receivables...................     (10.9)      (7.3)     (56.4)
    Increase in receivable from Viacom........        --      (41.1)     (93.8)
    (Increase) decrease in merchandise inven-
     tories...................................      (0.4)      (5.2)      35.8
    (Increase) decrease in prepaid and other
     assets...................................     (40.0)     (58.0)      12.9
    Increase in accounts payable..............      67.9       59.3      101.4
    Increase in accrued expenses and other li-
     abilities................................      32.0       40.1       70.7
                                               ---------  ---------  ---------
Net cash flow provided by operating
 activities...................................   1,234.5    1,142.8    1,320.8
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Rental library purchases....................    (818.1)    (808.7)    (810.0)
  Capital expenditures........................    (175.0)    (374.4)    (221.5)
  Cash used for acquisitions..................     (34.2)    (111.7)     (33.7)
  Proceeds from sale of property and equip-
   ment.......................................       0.3        1.7        1.7
  Proceeds from sales of store operations.....       --        36.1        4.8
  Proceeds from sale of non-core investment...       --         --         7.1
  Investments in affiliated companies.........       4.8       (1.1)      (5.2)
                                               ---------  ---------  ---------
Net cash flow used in investing activities....  (1,022.2)  (1,258.1)  (1,056.8)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from credit agreement..............       --     1,750.0      125.0
  Repayments on credit agreement..............       --      (562.9)    (290.1)
  Proceeds from term loan.....................     (46.6)       --         --
  Repayment of term loan......................      46.6        --         --
  Proceeds from equipment term loan...........       --         --        26.5
  Repayments on equipment term loan...........       --         --        (4.3)
  Net borrowings from (repayments to) Viacom..       0.6   (1,576.4)       --
  Net proceeds from the issuance of common
   stock......................................       --       430.1        --
  Cash dividends..............................       --        (3.5)     (14.0)
  Capital contributions from (repayments to)
   Viacom, net................................    (206.9)     134.1        --
  Capital lease payments......................     (34.8)     (34.2)     (30.3)
                                               ---------  ---------  ---------
Net cash flow provided by (used in) financing
 activities...................................    (241.1)     137.2     (187.2)
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......      (1.8)      (1.3)      (2.2)
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     (30.6)      20.6       74.6
Cash and cash equivalents at beginning of
 year.........................................     129.6       99.0      119.6
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $    99.0  $   119.6  $   194.2
                                               =========  =========  =========

                See notes to consolidated financial statements.

                                BLOCKBUSTER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular dollars in millions except per share amounts)

Note 1--Basis of Presentation

   Blockbuster Inc. and its subsidiaries (the "Company" or "Blockbuster") operate and franchise entertainment related stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes and DVDs primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. In addition, the Company offers video games for rental and sale and sells other entertainment related merchandise.

   The consolidated financial statements for the periods prior to the Company's initial public offering (the "Offering") are presented on a carve-out basis and reflect the historical results of operations and cash flows of the Company, including entities owned by Blockbuster or purchased from affiliates of Viacom Inc. ("Viacom") in the case of certain of its international operations. In this context, no historical direct ownership relationship existed among some of the various entities comprising Blockbuster prior to the Offering; accordingly, Viacom and its subsidiaries' net investment in Blockbuster was included in Viacom's net equity investment in the consolidated financial statements prior to the Offering.

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

   For all periods prior to the Offering, certain expenses reflected in the consolidated financial statements included an allocation of corporate expenses from Viacom. All such costs and expenses were deemed to have been paid by the Company to Viacom in the period in which the costs were recorded. Allocations of current income taxes receivable or payable were deemed to have been remitted, in cash, by or to Viacom in the period the related income taxes were recorded. Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the consolidated financial statements for the periods prior to the Offering may not necessarily reflect the results of operations or cash flows of the Company in the future or what the results of operations or cash flows would have been if the Company had been a separate, stand-alone company during the periods presented.

   Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company, (2) on December 31, 1998, the Company declared a $1.4 billion dividend payable to Viacom International Inc. in the form of an interest-bearing note, (3) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to repay debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, (4) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (5) effective August 3, 1999, the Company was recapitalized with class A common stock and class B common stock of which 144,000,000 shares of class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company (which represented all of the issued and outstanding common stock of the Company at that time) and, (6) effective on the Offering date, Blockbuster's intercompany cash transactions with Viacom were capitalized into Viacom's net equity investment.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


   On August 10, 1999 the Company sold to the public 31 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.8 million. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolving loan due June 19, 2000 and permanently reduced the Company's borrowing capacity (see Note 10). Subsequent to the Offering, through Viacom International Inc.'s ownership of 100 percent of the Company's class B common stock, Viacom owns approximately 82 percent of the Company's common stock representing approximately 96 percent of the combined voting power of all classes of voting stock of Blockbuster. The holders of class A and class B common stock generally have identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

Note 2--Summary of Significant Accounting Policies

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

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for using the equity method. Investments of 20% or less are accounted for using the cost method. All significant intercompany transactions have been eliminated.

 Cash and Cash Equivalents

   Cash equivalents are defined as short-term (original maturities of three months or less) highly liquid investments.

 Merchandise Inventories

   Merchandise inventories consist primarily of pre-recorded videocassette retail inventory, DVDs, video games, licensed merchandise and confectionery items and are stated at the lower of cost or market. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis.

 Rental Library

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library in order to more closely match expenses in proportion with anticipated revenues from the revenue-sharing business model (see Note 3).

   Rental amortization expense approximated $711.6 million (1998), excluding the charge in 1998 (see Note 3), $675.1 million (1999), and $735.6 million
(2000).

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


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
   Equipment and other........................................ 3 to 10 years
   Furniture and fixtures..................................... 3 to 10 years

   Balances of major classes of assets and accumulated depreciation at December 31 are as follows:

                                                                1999     2000
                                                              -------- --------
   Land, building and building improvements.................. $   49.2 $   47.3
   Leasehold improvements....................................    755.8    781.5
   Equipment and other.......................................    549.3    600.2
   Furniture and fixtures....................................    321.5    332.9
   Capital leases............................................    250.2    210.7
                                                              -------- --------
     Total...................................................  1,926.0  1,972.6
   Less: accumulated depreciation............................    777.7    893.2
                                                              -------- --------
   Property and equipment, net............................... $1,148.3 $1,079.4
                                                              ======== ========

   Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense, including capital lease amortization, was $212.7 million
(1998), $220.5 million (1999) and $279.0 million (2000). Depreciation expense related to capital leases was $29.7 million (1998), $24.0 million (1999) and $23.5 million (2000).

   Sales of store assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in general and administrative expense. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

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

 Intangible Assets

   Intangible assets include the cost of acquired businesses in excess of the fair market value of tangible assets and liabilities acquired ("goodwill"), and principally relate to Viacom's acquisition of the Company in 1994.

   Blockbuster's intangible assets are stated at historical allocated cost less accumulated amortization. Blockbuster amortizes intangible assets on a straight-line basis as follows: for goodwill, over the estimated

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

useful life, not exceeding 40 years; for trademarks, over the estimated remaining economic life, not exceeding 40 years; and for reacquired franchise rights, not exceeding 20 years, the life of the franchise agreement.

   Amortization expense related to intangible assets was $170.2 million (1998), $171.8 million (1999) and $180.1 million (2000).

   Intangible assets at December 31 consist of the following:

                                                               1999     2000
                                                             -------- --------
   Goodwill................................................. $6,807.8 $6,816.1
   Other intangibles (trademarks and reacquired franchise
    rights).................................................     25.0     25.9
                                                             -------- --------
     Total..................................................  6,832.8  6,842.0
   Less: accumulated amortization...........................    856.9  1,032.8
                                                             -------- --------
   Intangibles, net......................................... $5,975.9 $5,809.2
                                                             ======== ========

 Impairment of Long-Lived Assets

   The Company assesses long-lived assets (primarily property and equipment and goodwill) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows generated by these assets to the assets' net carrying value. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair value (see Note 5). Impairment review of long-lived assets associated with the Company's stores is performed on a market by market basis and country by country basis.

 Fair Value of Financial Instruments

   At December 31, 1999 and 2000, the Company's carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest. During 1998, 1999 and 2000, no financial instruments were held or issued for trading purposes.

   The Company's receivables do not represent significant concentrations of credit risk at December 31, 2000, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

 Foreign Currency Translation and Transactions

   The financial statements of the Company's foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 1998, 1999 and 2000. Net foreign currency transaction gains and losses were not significant for any of the years presented.

 Rental Revenue and Merchandise Sales

   Revenues are generally recognized at the time of sale or rental. Rental revenue includes sales of previously rented product, including video tapes, DVDs and video games.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


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

 BLOCKBUSTER REWARDS Revenue

   Blockbuster's premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER REWARDS program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably as revenue over the period benefited.

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

 Net Loss Per Share

   Basic loss per share ("EPS") is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

weighted average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately
13.7 million shares of class A common stock were outstanding as of December 31, 2000 and were excluded from the computation of the weighted average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1999    2000
                                                         ------- ------- -------
Weighted average shares for basic EPS...................   144.0   156.1   175.0
Incremental shares for stock options....................     --      --      --
                                                         ------- ------- -------
Weighted average shares for diluted EPS.................   144.0   156.1   175.0
                                                         ======= ======= =======

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

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements require companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. Blockbuster adopted SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on its consolidated results of operations and financial position.

   The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000. The Company also adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in the fourth quarter of 2000. The effect of the adoption of these standards was not material.

Note 3--Change in Accounting Method for Rental Library

   Effective April 1, 1998, Blockbuster adopted an accelerated method of amortizing its videocassette and game rental library. Blockbuster adopted this new method of amortization because it implemented a new business model, including revenue-sharing agreements with Hollywood studios, which dramatically increased

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

the number of videocassettes in the stores and is satisfying consumer demand over a shorter period of time. Revenue-sharing allows Blockbuster to acquire videocassettes at a lower initial product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. As the new business model results in a greater proportion of rental revenue over a shorter period of time, Blockbuster changed its method of amortizing rental library in order to more closely match expenses in proportion with the anticipated revenues to be generated therefrom.

   Pursuant to the new accounting method, the Company records base stock videocassettes (generally less than five copies per title for each store) at cost and amortizes a portion of these costs on an accelerated basis over three months, with the remaining base stock videocassette cost amortized on a straight-line basis over 33 months to an estimated $4 salvage value. The cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $4 salvage value. Video games and base-stock DVDs are amortized on an accelerated basis over a 12-month period to an estimated $10 and $4 salvage value, respectively. Revenue-sharing payments are expensed when revenues are earned pursuant to the applicable contractual arrangements.

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

   The Company believes that the amortization method developed for Blockbuster's business model results in better matching of revenue and expense recognition. Under Blockbuster's model, cost of sales attributable to rental product is comprised of revenue-sharing payments, which are expensed when the related revenue is recognized, amortization of product costs and residual values of previously rented product upon sale.

Note 4--Special Item Charges

   During 1997, the Company recognized a $27.8 million charge for lease exit obligations in conjunction with a store closure program. Through December 31, 2000, the Company has paid and charged approximately $22.4 million against the lease exit obligations.

   During 1998, the Company revised its estimate of net realizable value associated with certain, non-strategic investments which were originally written down by $27.1 million in 1997. An additional provision related to one of the investments of approximately $10.5 million was recognized in the fourth quarter of 1998 to reflect this change in estimate and was included in "Other items, net." During 2000, the Company recognized a pre-tax gain of $1.9 million included in "Other items, net," upon the sale of this investment.

Note 5--New Media Impairment Charge

   During the fourth quarter of 2000, the Company determined that the carrying value of certain hardware and capitalized software components of its new media segment, primarily related to the e-commerce portion of blockbuster.com, exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, the Company recorded an impairment charge of approximately $31.6 million. This charge is included in depreciation expense in the Consolidated Statements of Operations for the year ended December 31, 2000.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

Note 6--Stock Option Plans

   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans and accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom typically do not issue options at exercise prices below the market value at date of grant.

   Had compensation expense for Viacom's and Blockbuster's stock option plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by $4.1 million ($2.6 million after tax or $0.02 per basic and diluted share), $12.3 million ($7.5 million after tax or $0.05 per basic and diluted share) and $21.9 million ($13.1 million after tax or $0.08 per basic and diluted share) in 1998, 1999 and 2000, respectively. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years. Options issued prior to January 1, 1995 were excluded from the computation.

 Blockbuster Long-Term Management Incentive Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (the "Plan") for the benefit of its employees and directors. An aggregate of 25,000,000 shares of class A common stock was reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. The purpose of the Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire 10 years after the date of grant and outstanding stock options granted in 2000 generally vest over a four-year period from the date of grant and generally expire 10 years after the date of grant.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1999  2000
                                                                     ----  ----
   Expected dividend yield (a)......................................  0.6%  1.0%
   Expected stock price volatility.................................. 45.0% 45.0%
   Risk-free interest rate..........................................  6.2%  6.1%
   Expected life of options (years).................................  7.0   7.0

--------
(a) Management's current intention is to pay dividends of $0.02 per share each quarter on both class A common stock and class B common stock.

   The weighted-average fair value of each option as of the grant date was $7.98 in 1999 and $5.63 in 2000.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

   The following table summarizes stock option activity pursuant to Blockbuster's stock option plan:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
   Balance at December 31, 1998....................        --        $  --
     Granted....................................... 11,573,108        14.99
     Exercised.....................................        --           --
     Cancelled.....................................    337,629        15.00
                                                    ----------
   Balance at December 31, 1999.................... 11,235,479        14.99
     Granted.......................................  4,695,235        11.04
     Exercised.....................................        --           --
     Cancelled.....................................  2,235,173        14.47
                                                    ----------
   Balance at December 31, 2000.................... 13,695,541       $13.72
                                                    ==========

   The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2000:

                                       Outstanding                           Exercisable
                    ------------------------------------------------- --------------------------
      Range of                 Remaining Contractual Weighted-Average           Weighted-Average
   Exercise Price    Options       Life (Years)       Exercise Price   Options   Exercise Price
   --------------   ---------- --------------------- ---------------- --------- ----------------
   $11               4,349,665          9.6               $11.00            --       $  --
    13 to 15         9,345,876          8.7                14.99      1,923,326       14.99
                    ----------                                        ---------
                    13,695,541                                        1,923,326
                    ==========                                        =========

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

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1998  1999
                                                                     ----  ----
   Expected dividend yield (b)......................................  --    --
   Expected stock price volatility.................................. 32.7% 29.6%
   Risk-free interest rate..........................................  5.5%  6.1%
   Expected life of options (years).................................  6.0   7.5

--------
(b) Viacom has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of so doing.

   The weighted-average fair value of each option as of the grant date was $12.97 and $19.89 in 1998 and 1999, respectively.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


   The following table summarizes stock option activity under Viacom's various plans as it relates to Blockbuster's employees:

                                                      Options   Weighted-Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
Balance at December 31, 1997....................... 10,232,200       $14.65
  Granted..........................................    506,320        30.31
  Exercised........................................  7,102,920        14.39
  Cancelled........................................    414,356        16.00
                                                    ----------
Balance at December 31, 1998.......................  3,221,244        17.51
  Granted..........................................     40,000        42.13
  Exercised........................................    634,052        14.88
  Cancelled........................................    153,198        15.02
                                                    ----------
Balance at December 31, 1999.......................  2,473,994        18.74
  Granted..........................................        --           --
  Exercised........................................    409,440        15.78
  Cancelled........................................    119,320        20.77
                                                    ----------
Balance at December 31, 2000.......................  1,945,234       $19.24
                                                    ==========

   The following table summarizes information concerning currently outstanding and exercisable Viacom stock options held by Blockbuster employees at December 31, 2000:

                                      Outstanding                             Exercisable
                    --------------------------------------------------- ------------------------
      Range of                   Remaining Contractual Weighted-Average         Weighted-Average
   Exercise Price    Options         Life (Years)       Exercise Price  Options  Exercise Price
   --------------   ---------    --------------------- ---------------- ------- ----------------
   $10 to $15          15,000            6.62               $14.94        5,000      $14.94
    15 to  20       1,342,068            6.56                15.33      519,401       15.33
    30 to  35         425,654            7.64                30.56      140,761       30.56
    35 to  45          40,000            8.25                42.69          --          --
     3 to  25(c)      122,512(c)         2.65                15.56      122,512       15.56
                    ---------                                           -------
                    1,945,234                                           787,674
                    =========                                           =======

--------
(c) Represents information for options assumed with the Viacom acquisition of Blockbuster.

Note 7--Accrued Expenses

   The Company's accrued expenses consist of the following:

                                                                   At December
                                                                       31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
   Accrued compensation.......................................... $ 70.1 $ 88.3
   Accrued gift card liability...................................   89.3   98.8
   Accrued taxes other than income taxes.........................   82.9   82.5
   Accrued revenue-sharing.......................................   56.7  107.4
   Store closure reserves........................................   15.4   14.8
   Assigned Music liabilities....................................   18.9   13.3
   Deferred reward card revenue..................................   14.5   15.8
   Other.........................................................   74.7   52.8
                                                                  ------ ------
                                                                  $422.5 $473.7
                                                                  ====== ======

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

Note 8--Related Party Transactions

   Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration primarily for the periods prior to the Offering and during the transitional period subsequent to the Offering. These services may change upon agreement between Viacom and the Company. The fee for these services approximates Viacom's cost and could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $12.5 million (1998), $7.7 million (1999) and $1.8 million (2000).

   Viacom paid certain insurance premiums on behalf of the Company for certain worker's compensation, property, general liability and group insurance policies. Insurance expense related to these policies was $16.0 million (1998), $10.4 million (1999) and $2.0 million (2000) and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations. See Note 13 for pension plan and additional employee benefit costs charged by Viacom to the Company.

   Viacom generally did not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations. See Note 9 for interest expense charged by Viacom to the Company.

   The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation ("Paramount") and Showtime Networks, Inc. ("Showtime"). Total purchases from Paramount were $110.1 million, $112.0 million and $129.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. Total purchases from Showtime were $4.9 million and $4.2 million for the years ended December 31, 1999 and 2000, respectively. There were no purchases from Showtime in 1998. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $19.1 million, $15.7 million and $5.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   In 1999, the Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), a business unit of Viacom. Pursuant to this agreement, for one year, Blockbuster agreed to provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVI Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid Blockbuster $18 million. MTVN had an option to extend in perpetuity the license to use the customer database. Blockbuster had recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, Blockbuster has no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in "Other revenues" in the Consolidated Statements of Operations for the year ended December 31, 2000.

   In conjunction with the sale by a related party of Blockbuster Music ("Music") to Wherehouse Entertainment, Inc. ("Wherehouse"), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67 million of which $13.3 million remains in current liabilities at December 31, 2000.

   All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 9--Notes Payable to Viacom

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

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee, which was funded with the proceeds of two notes payable to Viacom, which approximated $77 million. These notes bore interest at LIBOR plus 1% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 10.

   On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222 million. Approximately $65 million of funds were provided under the Company's new credit agreement, as discussed in
Note 10. The remaining $157 million was paid with cash from Viacom and has been recognized as a capital contribution in Viacom's net equity investment.

   Interest expense charged by Viacom approximated $8.4 million and $49.1 million for the years 1998 and 1999, respectively.

Note 10--Credit Agreement and Other Debt

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Interest rates under the Blockbuster Credit Agreement are based on the prime rate or LIBOR at Blockbuster's option at the time of borrowing. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (.25% at December 31, 2000).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

fixed charge coverage ratio. At December 31, 2000, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

   On June 23, 1999, Blockbuster borrowed $1.6 billion, comprised of $400 million borrowed under the long-term revolver, $600 million borrowed under the term loan, and $600 million under the short-term revolver. The proceeds of the borrowings were used to pay amounts owed to Viacom. Blockbuster repaid $442.9 million of the short-term revolver through proceeds from the Offering. The Company repaid the remaining $157.1 million of the short-term revolver during the year ended December 31, 2000. The Company had $278.0 million of available borrowing capacity under the long-term revolver at December 31, 2000. The weighted average interest rate at December 31, 2000 for these borrowings was 8.0%.

   Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 2000.

   In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. At December 31, 2000, the Company has $22.2 million outstanding under this financing.

   Short-term debt consists of the following:

                                                                At December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
   Short-term revolving credit facility, interest rate 7.9%
    at December 31, 1999.....................................  $  157.1 $    --
   Current maturities of equipment term loan, interest rate
    of 8.0%, payable monthly through April 2005, secured by
    certain equipment........................................       --       6.7
   Current maturities of all other obligations...............       --       1.3
                                                               -------- --------
     Total current portion of long-term debt.................  $  157.1 $    8.0
                                                               ======== ========

   Long-term debt, excluding current maturities, consists of the following:

                                                                At December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
   Term loan, interest rate 7.8% at December 31, 1999 and
    7.9% at December 31, 2000 due in quarterly installments
    beginning April 2002.....................................  $  600.0 $  600.0
   Long-term revolving credit facility, interest rate 8.0% at
    December 31, 1999, and 8.0% at December 31, 2000, due
    July 2004................................................     430.0    422.0
   Equipment term loan, interest rate of 8.0%, payable
    monthly through April 2005, secured by certain
    equipment................................................       --      15.5
   All other obligations.....................................       --       1.5
                                                               -------- --------
     Total long-term debt....................................  $1,030.0 $1,039.0
                                                               ======== ========

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


   Maturities on debt are as follows:

   2001................................................................ $    8.0
   2002................................................................    158.8
   2003................................................................    279.3
   2004................................................................    599.9
   2005................................................................      1.0
                                                                        --------
                                                                        $1,047.0
                                                                        ========

   Interest expense related to capital leases was $18.5 million, $16.0 million and $13.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. See Note 12 for further information regarding capital lease obligations.

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

   The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the closing of the Offering on August 16, 1999 the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the Viacom group. With respect to tax attributes such as net operating losses, tax credits and capital losses, the Company will have the right of reimbursement or offset, which will be determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. Included in the Receivable from Viacom balance in the accompanying Consolidated Balance Sheets were income tax receivables of $130.9 million and $41.1 million as of December 31, 2000 and 1999, respectively. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used. There is also a requirement for the Company, if so requested by Viacom, to surrender certain tax losses of United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation.

   The tax matters agreement specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom's consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999.

   The Company's tax effected net operating loss carryforwards at December 31, 2000 are primarily attributable to domestic $(8.2) million and foreign subsidiaries $(51.1) million. These losses are subject to certain restrictions and limitations in accordance with domestic and foreign tax laws. A valuation allowance has been provided primarily related to foreign loss carryforwards and certain foreign deferred tax assets as the Company believes that it is more likely than not that these tax benefits will not be realized or will be subject to

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

surrender to Viacom without compensation. The Company continually reviews the net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilizable in the future. Of the total tax effected net operating losses, $21.7 million has no expiration date, $1.6 million expires in 2001 and $36.0 million expires thereafter.

   Income (loss) accounted for under the equity method of accounting is shown net of tax in the Consolidated Statements of Operations. Included in equity in income (loss) of affiliated companies, net of tax of $(1.3) million (1998), $(2.8) million (1999) and $1.3 million (2000) are a tax provision of $0.2 million for 1998, a tax benefit of $0.4 million for 1999 and a tax provision of $0.8 million for 2000.

   Income (loss) before income taxes are attributable to the following jurisdictions:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
   United States...................................  $(313.6) $  28.5  $ (32.1)
   Foreign.........................................    (81.1)   (23.1)     0.3
                                                     -------  -------  -------
                                                     $(394.7) $   5.4  $ (31.8)
                                                     =======  =======  =======

   Components of the income tax benefit (provision) are as follows:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
   Current:
     Federal.......................................  $  51.2  $  95.4  $  86.1
     State and local...............................      3.0     14.0      7.9
     Foreign.......................................     (2.9)    (7.3)    (3.2)
                                                     -------  -------  -------
                                                        51.3    102.1     90.8
   Deferred........................................      8.1   (173.9)  (136.2)
                                                     -------  -------  -------
                                                     $  59.4  $ (71.8) $ (45.4)
                                                     =======  =======  =======

   The following table reconciles the income tax benefit (provision) at the expected U.S. statutory rate to that in the financial statements:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
   Statutory U.S. tax benefit (provision)..........  $ 138.2  $  (1.9) $  11.1
   Amortization of non-deductible goodwill.........    (61.5)   (58.4)   (58.4)
   State and local taxes, net of federal tax
    benefit........................................     16.2      0.5      1.5
   Effect of foreign operations....................    (33.9)    (9.8)    (0.8)
   Other, net......................................      0.4     (2.2)     1.2
                                                     -------  -------  -------
   Tax benefit (provision).........................  $  59.4  $ (71.8) $ (45.4)
                                                     =======  =======  =======

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


   The following is a summary of the deferred tax accounts in accordance with SFAS 109:

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
   Deferred tax assets:
     Reserves and accrued liabilities....................... $  15.9  $  18.4
     Book-tax basis differences in investments..............    19.7     20.5
     Net operating loss carryforwards.......................    55.9     59.3
                                                             -------  -------
     Total deferred tax assets..............................    91.5     98.2
     Less valuation allowance...............................   (72.8)   (76.2)
                                                             -------  -------
     Net deferred tax assets................................    18.7     22.0
                                                             -------  -------
   Deferred tax liabilities:
     Deferred expenses......................................   (22.7)   (24.0)
     Book-tax basis differences in rental library and other
      assets................................................   (91.0)  (229.2)
                                                             -------  -------
     Total deferred tax liabilities.........................  (113.7)  (253.2)
                                                             -------  -------
     Total net deferred tax liabilities..................... $ (95.0) $(231.2)
                                                             =======  =======

Note 12--Commitments and Contingencies

   The Company has long-term non-cancellable lease commitments for various real and personal property and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

   At December 31, 2000, minimum rental payments under non-cancellable leases are as follows:

                                                               Operating Capital
                                                               --------- -------
   2001....................................................... $  453.7  $ 36.5
   2002.......................................................    397.2    32.0
   2003.......................................................    359.5    28.1
   2004.......................................................    270.7    22.7
   2005.......................................................    190.4    18.6
   2006 and thereafter........................................    513.6    26.9
                                                               --------  ------
   Total minimum lease payments............................... $2,185.1  $164.8
                                                               ========
   Less amount representing interest..........................             42.5
                                                                         ------
   Present value of net minimum payments......................           $122.3
                                                                         ======

   Rent expense was $409.8 million (1998), $454.0 million (1999) and $475.9 million (2000). Subtenant rental income was $5.6 million (1998), $7.4 million
(1999) and $12.5 million (2000). Future minimum lease payments have not been reduced by future minimum subtenant rental income of $75.9 million.

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

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


   Pursuant to a tax matters agreement entered into between the Company and Viacom effective as of the consummation of the Offering, the Company is generally responsible for, among other things, any taxes imposed on Viacom or its subsidiaries as a result of a split-off or other similar transaction failing to qualify as a tax-free transaction on account of any breach of the Company's representations or agreements or any action or failure to act by the Company or any transactions involving the Company's assets, stock or business (regardless of whether such transaction is within its control) following a split-off or similar transaction.

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserted, among other things, that by entering into and operating under its revenue-sharing agreements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing agreements with Blockbuster. These plaintiffs are seeking triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. In April 2000, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster were added as parties plaintiff and defendant, respectively, in the federal court action. In January 2000, the federal court plaintiffs added California state law claims to the pending federal antitrust claims. On March 16, 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal and California claims. In January 2001, the same plaintiffs, in addition to other individual plaintiffs, filed a similar complaint in California state court seeking monetary damages. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

   On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. In February 2001, the California Court of Appeals denied Blockbuster's petition for a writ of mandate. Blockbuster's petition for review is pending before the Supreme Court of California. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

   Blockbuster is a defendant in 13 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas and New York between February 1999 and March 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster believes the plaintiffs' positions in these suits are without merit and intends to vigorously defend itself in the litigation.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

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

Note 13--Pension Plans and Other Employee Benefits

   Viacom has a noncontributory defined benefit pension plan in which the Company's employees were covered through December 31, 1999. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom's pension plan. The Company's employees were also offered participation in Viacom's 401(k) savings plan through April 1999. At that time, the Company set up its own 401(k) savings plan that generally mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. Through June 30, 2000, the Company invested matching contributions in Viacom's Class B Common Stock. On July 1, 2000, the Company began investing matching contributions in Blockbuster's class A common stock.

   The Company incurred pension and 401(k) savings plan expenses of $5.3 million (1998), $5.6 million (1999) and $1.6 million (2000) related to the plans discussed above.

   Management believes that the methodologies used to allocate pension charges to the Company are reasonable.

Note 14--Sales of Store Operations to Franchisees

   In 1999, Blockbuster sold certain stores to franchisees for $66.4 million as part of the Company's strategy to maintain an optimal mix of company-operated and franchised stores. As a result of these sales, Blockbuster received $36.1 million in cash and $30.3 million in notes receivable and recognized a net gain of $19.9 million for the year ended December 31, 1999, as a reduction of general and administrative expenses.

   In 2000, Blockbuster sold certain stores to franchisees for $5.7 million. As a result of these sales, Blockbuster received $4.8 million in cash, $0.9 million in notes receivable and recognized a net gain of $1.7 million as a reduction of general and administrative expenses.

Note 15--Acquisitions

   During 1998, 1999 and 2000, the Company acquired several businesses that own and operate videocassette rental stores. The aggregate purchase price, consisting of cash consideration and notes for these businesses approximated $34.2 million (1998), $111.7 million (1999) and $33.7 million (2000) and was primarily allocated to video rental library, property and equipment and intangible assets.

   All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immateriality of the acquisitions.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)


Note 16--Supplemental Cash Flow Information

   Cash flows from operating activities included cash payments as follows:

                                                           Year Ended December
                                                                   31,
                                                           -------------------
                                                           1998   1999   2000
                                                           ----- ------ ------
   Cash payments for interest............................. $27.2 $109.3 $112.6

   Supplemental schedule of non-cash financing and
    investing activities:
     Notes received from sales of store operations (see
      Note 14)............................................ $ --  $ 30.3 $  0.9
     Retail stores acquired under capital leases..........   3.8   11.8   14.6

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom in the form of an interest-bearing promissory note to Viacom International Inc.

   All income tax obligations prior to the Offering have been satisfied by Viacom as the Company has been included in Viacom's consolidated tax return. Subsequent to the Offering, the Company will continue to be included in Viacom's consolidated tax return so long as we are controlled by Viacom; however, after all applicable net operating loss carryforwards have been utilized, and the Company's income tax receivable from Viacom has been eliminated, to the extent the Company will have a tax liability on a stand-alone basis, such amounts will be remitted to Viacom.

Note 17--Operating Segments and Geographic Area

   Beginning in the fourth quarter of 1999, Blockbuster began reporting in two segments: (i) home videocassette, DVD and video game rental and retailing, which Blockbuster refers to as the video segment, and (ii) new media (formerly called new technologies).

(i)  Video

     As of December 31, 2000, the video segment operated 6,254 video stores and its franchisees and/or joint ventures operated 1,423 video stores located throughout the United States, its territories and 25 other countries.

(ii) New Media

     Through the new media segment Blockbuster operates its Internet site, blockbuster.com, and the Digital Networks division, which is responsible for exploring various forms of electronic entertainment delivery including entertainment-on-demand.

   The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on products and services. The Company evaluates performance based on many factors. One of the primary measures is operating income. Operating income is defined as income before interest income (expense), equity in income (loss) of affiliated companies (net of tax), other items, net and benefit (provision) for income taxes.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

   The following tables set forth the Company's financial results by operating segments.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
   Revenues:
     Video......................................  $3,893.4  $4,463.3  $4,959.1
     New media..................................       --        0.2       1.0
                                                  --------  --------  --------
       Total revenues...........................  $3,893.4  $4,463.5  $4,960.1
                                                  ========  ========  ========
   Operating income (loss):
     Video......................................  $ (359.2) $  128.7  $  172.5
     New media(1)...............................       --       (7.0)    (96.8)
                                                  --------  --------  --------
       Total operating income (loss)............  $ (359.2) $  121.7  $   75.7
                                                  ========  ========  ========
   Depreciation and amortization (including tape
    amortization):
     Video......................................  $1,518.8  $1,067.0  $1,151.3
     New media(1)...............................       --        0.4      43.4
                                                  --------  --------  --------
       Total depreciation and amortization......  $1,518.8  $1,067.4  $1,194.7
                                                  ========  ========  ========
   Total assets:
     Video......................................  $8,274.8  $8,505.0  $8,538.9
     New media..................................       --       35.8      10.0
                                                  --------  --------  --------
       Total assets.............................  $8,274.8  $8,540.8  $8,548.9
                                                  ========  ========  ========
   Capital expenditures:
     Video......................................  $  175.0  $  341.1  $  203.5
     New media..................................       --       33.3      18.0
                                                  --------  --------  --------
       Total capital expenditures...............  $  175.0  $  374.4  $  221.5
                                                  ========  ========  ========

--------
(1) As described in Note 5, we recognized a charge of $31.6 million related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.

   Information regarding the Company's operations by geographic area is presented below. The principal geographic areas of the Company's operations are the United States and Europe. Operations in Latin America, Australia, Canada and Asia are classified in "International-all other." Intercompany transfers between geographic areas are not significant.

                                                     Year Ended or at December
                                                                31,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Revenues:
     United States.................................. $3,090.1 $3,596.8 $4,003.3
     Europe.........................................    427.9    440.5    469.7
     International-all other........................    375.4    426.2    487.1
                                                     -------- -------- --------
       Total revenues............................... $3,893.4 $4,463.5 $4,960.1
                                                     ======== ======== ========
   Long-lived assets(1):
     United States(2)............................... $6,942.2 $7,145.2 $7,004.7
     Europe.........................................    362.8    357.3    337.5
     International-all other........................    245.6    284.6    272.3
                                                     -------- -------- --------
       Total long-lived assets...................... $7,550.6 $7,787.1 $7,614.5
                                                     ======== ======== ========

--------
(1) Includes all non-current assets, except deferred income taxes and Viacom receivable.
(2) Includes substantially all of the Company's intangible assets.

                                BLOCKBUSTER INC.

             (Tabular dollars in millions except per share amounts)

Note 18--Quarterly Financial Data (unaudited)

   Summarized quarterly financial data for 1999 and 2000 appears below:

                             First     Second    Third      Fourth    Total
                            Quarter   Quarter   Quarter   Quarter(1)   Year
                            --------  --------  --------  ---------- --------
1999
Revenue.................... $1,113.0  $1,041.7  $1,112.8   $1,196.0  $4,463.5
Gross profit............... $  671.2  $  645.3  $  681.4   $  703.1  $2,701.0
Net loss................... $   (3.4) $  (39.9) $  (19.1)  $   (6.8) $  (69.2)
Net loss per share: basic
 and diluted............... $  (0.02) $  (0.28) $  (0.12)  $  (0.04) $  (0.44)
2000
Revenue.................... $1,211.1  $1,214.4  $1,193.8   $1,340.8  $4,960.1
Gross profit............... $  714.7  $  713.0  $  721.7   $  774.7  $2,924.1
Net loss................... $   (4.1) $  (27.9) $  (19.3)  $  (24.6) $  (75.9)
Net loss per share: basic
 and diluted............... $  (0.02) $  (0.16) $  (0.11)  $  (0.14) $  (0.43)

--------
(1) As described in Note 5, we recognized an impairment charge of $31.6 million in the fourth quarter of 2000 related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.

Note 19--Subsequent Events (unaudited)

   On January 30, 2001, the Board of Directors declared a cash dividend of $0.02 per share on class A and class B common stock, payable March 12, 2001, to stockholders of record at the close of business on February 19, 2001. The total dividend payment was approximately $3.5 million of which approximately $2.9 million was paid to Viacom International Inc.

   In February 2001, the Company entered into a strategic alliance with RadioShack Corporation under which RadioShack will operate store-within-a-store areas inside selected Blockbuster locations. In 2001, the companies will launch Phase I of the strategic alliance in approximately 130 Blockbuster stores in at least four markets. At the end of Phase I, the companies will determine whether they will proceed to Phase II, which would be a rollout of the concept to as many stores as possible in the United States, anticipated to occur during 2002. RadioShack will pay a license fee to Blockbuster for each location and both companies will share in the operating income (loss), as defined, generated by the store-within-a-store areas.

   In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of its outstanding floating rate debt. The swaps fixed $200 million of the Company's outstanding debt at an interest rate of 5.0135% for two years and the other $200 million at an interest rate of 5.1190% for two and one-half years. The Company's effective interest rates also include a LIBOR spread, currently 1.25%, which is subject to change under the terms of the Blockbuster Credit Agreement. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company's outstanding common stock or
(ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this item regarding our directors is set forth in our Proxy Statement for our 2001 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11. Executive Compensation.

   The information required by this item is set forth in our Proxy Statement for our 2001 Annual Meeting of Stockholders under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings "Executive Compensation--Report of the Senior Executive Compensation Committee on Executive Compensation" and "Comparative Performance Graph" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is set forth in our Proxy Statement for our 2001 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is set forth in our Proxy Statement for our 2001 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements.

     See Index to Consolidated Financial Statements on page 43 of this Form
  10-K.

   (b) Financial Statement Schedules.

     None.

   (c) Exhibits.

   3.1  Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

   3.2  Bylaws of Blockbuster Inc.(2)

   4.1  Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

  10.1  Initial Public Offering and Split-Off Agreement among Blockbuster Inc.,
        Viacom International Inc. and Viacom Inc.(3)

  10.2  Release and Indemnification Agreement between Blockbuster Inc. and Viacom
        Inc.(3)

  10.3  Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.4  Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.5  Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.6  Revenue-Sharing Agreement, dated as of November 21, 1997, between
        Blockbuster Inc. and Buena Vista Home Entertainment, Inc.(1)+

  10.7  Revenue-Sharing Agreement, dated as of September 29, 1998, between
        Blockbuster Inc. and Twentieth Century Fox Home Entertainment, Inc.(1)+

  10.8  Revenue-Sharing Agreement, dated as of August 25, 1998, between Blockbuster
        Inc. and Columbia TriStar Home Video, Inc.(1)+

  10.9  Revenue-Sharing Agreement, dated as of January 20, 1999, between
        Blockbuster Inc. and Warner Home Video, a division of Time Warner
        Entertainment Company, L.P.(1)+

  10.10 Revenue-Sharing Term Sheet, dated as of July 29, 1999, between Blockbuster
        Inc. and Paramount Home Video.(1)+

  10.11 Employment Agreement between Blockbuster Inc. and John F. Antioco, dated
        July 15, 1999.(1)(5)

  10.12 Employment Agreement between Blockbuster Inc. and Alva J. Phillips, Jr., commencing November 23, 1999.(4)(5)

  10.13 Addendum to the Employment Agreement between Blockbuster Inc. and Alva J.
        Phillips, Jr., dated December 20, 2000.(4)(5)

  10.14 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated as of January 1,
        1998.(2)(5)

  10.15 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated
        December 1, 1998.(2)(5)

  10.16 Employment Agreement between Blockbuster Inc. and Michael K. Roemer, commencing December 27, 1999.(4)(5)

  10.17 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Michael K. Roemer, dated as of June 1, 1998.(4)(5)

  10.18 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Michael K. Roemer, dated
        December 1, 1998.(4)(5)

  10.19 Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing
        December 27, 1999.(4)(5)

  10.20 Addendum to the Employment Agreement between Blockbuster Inc. and Nigel
        Travis, dated December 18, 2000.(4)(5)

  10.21 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated June 1, 1998.(1)(5)

  10.22 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1,
        1998.(1)(5)

  10.23 Employment Agreement between Blockbuster Inc. and Larry Zine, commencing
        November 23, 1999.(4)(5)

  10.24 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999.(3)(5)

  10.25 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Larry Zine, dated April 2,
        1999.(3)(5)

  10.26 Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(5)

  10.27 Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(5)

  10.28 Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

  21.1  List of Subsidiaries of Blockbuster Inc.(4)

  23.1  Consent of PricewaterhouseCoopers LLP.(4)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899) and incorporated herein by reference.
(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4) Filed herewith.
(5) The exhibit is a management contract or compensatory plan or arrangement.
+ Exhibits for which Blockbuster Inc. has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), as amended.

   (d) Reports on Form 8-K

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

                                          BLOCKBUSTER INC.

                                                    /s/ John F. Antioco
                                          By: _________________________________
                                                      John F. Antioco
                                             Chairman of the Board, President
                                                and Chief Executive Officer

                                                      March 28, 2001
                                          Date: _______________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

By: /s/ John F. Antioco              Chairman of the Board,          March 28, 2001
____________________________________  President and Chief
     John F. Antioco                  Executive Officer
                                      (Principal Executive
                                      Officer)

By: /s/ Larry J. Zine                Executive Vice President and    March 28, 2001
____________________________________  Chief Financial Officer
      Larry J. Zine                   (Principal Financial and
                                      Accounting Officer)

By: /s/ Philippe P. Dauman           Director                        March 28, 2001
____________________________________
     Philippe P. Dauman

By: /s/ Linda Griego                 Director                        March 28, 2001
____________________________________
     Linda Griego

By: /s/ Mel Karmazin                 Director                        March 28, 2001
____________________________________
     Mel Karmazin

By: /s/ John L. Muething             Director                        March 28, 2001
____________________________________
     John L. Muething

By: /s/ Sumner M. Redstone           Director                        March 28, 2001
____________________________________
     Sumner M. Redstone

By: /s/ Fredric G. Reynolds          Director                        March 28, 2001
____________________________________
     Fredric G. Reynolds


                                 EXHIBIT INDEX

   3.1  Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

   3.2  Bylaws of Blockbuster Inc.(2)

   4.1  Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

  10.1  Initial Public Offering and Split-Off Agreement among Blockbuster Inc.,
        Viacom International Inc. and Viacom Inc.(3)

  10.2  Release and Indemnification Agreement between Blockbuster Inc. and Viacom
        Inc.(3)

  10.3  Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.4  Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.5  Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.6  Revenue-Sharing Agreement, dated as of November 21, 1997, between
        Blockbuster Inc. and Buena Vista Home Entertainment, Inc.(1)+

  10.7  Revenue-Sharing Agreement, dated as of September 29, 1998, between
        Blockbuster Inc. and Twentieth Century Fox Home Entertainment, Inc.(1)+

  10.8  Revenue-Sharing Agreement, dated as of August 25, 1998, between Blockbuster
        Inc. and Columbia TriStar Home Video, Inc.(1)+

  10.9  Revenue-Sharing Agreement, dated as of January 20, 1999, between
        Blockbuster Inc. and Warner Home Video, a division of Time Warner
        Entertainment Company, L.P.(1)+

  10.10 Revenue-Sharing Term Sheet, dated as of July 29, 1999, between Blockbuster
        Inc. and Paramount Home Video.(1)+

  10.11 Employment Agreement between Blockbuster Inc. and John F. Antioco, dated
        July 15, 1999.(1)(5)

  10.12 Employment Agreement between Blockbuster Inc. and Alva J. Phillips, Jr., commencing November 23, 1999.(4)(5)

  10.13 Addendum to the Employment Agreement between Blockbuster Inc. and Alva J.
        Phillips, Jr., dated December 20, 2000.(4)(5)

  10.14 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated as of January 1,
        1998.(2)(5)

  10.15 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Alva J. Phillips, Jr., dated
        December 1, 1998.(2)(5)

  10.16 Employment Agreement between Blockbuster Inc. and Michael K. Roemer, commencing December 27, 1999.(4)(5)

  10.17 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Michael K. Roemer, dated as of June 1, 1998.(4)(5)

  10.18 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Michael K. Roemer, dated
        December 1, 1998.(4)(5)

  10.19 Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing
        December 27, 1999.(4)(5)

  10.20 Addendum to the Employment Agreement between Blockbuster Inc. and Nigel
        Travis, dated December 18, 2000.(4)(5)

  10.21 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated June 1, 1998.(1)(5)

  10.22 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1,
        1998.(1)(5)

  10.23 Employment Agreement between Blockbuster Inc. and Larry Zine, commencing
        November 23, 1999.(4)(5)

  10.24 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999.(3)(5)

  10.25 Amendment to the Employment Agreement between Blockbuster Entertainment
        Group, a business unit of Viacom Inc., and Larry Zine, dated April 2,
        1999.(3)(5)

  10.26 Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(5)

  10.27 Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(5)

  10.28 Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

  21.1  List of Subsidiaries of Blockbuster Inc.(4)

  23.1  Consent of PricewaterhouseCoopers LLP.(4)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899) and incorporated herein by reference.
(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4) Filed herewith.
(5) The exhibit is a management contract or compensatory plan or arrangement.
+ Exhibits for which Blockbuster Inc. has received confidential treatment for certain portions. The confidential material in such exhibits has been redacted and separately filed with the Securities and Exchange Commission as part of Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), as amended.