Form 10-Q
period 2001-03-31
BLOCKBUSTER INC
filed 2001-05-15
CIK 1085734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

            Number of shares of common stock outstanding at May 4, 2001:

          Class A common stock, par value $.01 per share: 31,046,452 Class B common stock, par value $.01 per share: 144,000,000

                                BLOCKBUSTER INC.
                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                -----
Item 1. Consolidated Financial Statements
     Consolidated Statements of Operations (Unaudited)--for the Three Months Ended
       March 31, 2000 and March 31, 2001...................................................................      3


     Consolidated Balance Sheets--at December 31, 2000 and March 31, 2001 (Unaudited)......................      4


     Consolidated Statements of Cash Flows (Unaudited)--for the Three Months Ended March 31,
       2000 and March 31, 2001.............................................................................      5


     Notes to Consolidated Financial Statements (Unaudited)................................................      6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............     11


Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................     16

                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................     18

Item 6. Exhibits and Reports on Form 8-K...................................................................     19

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)

                                                                                            Three Months Ended March 31,
                                                                                       ---------------------------------------
                                                                                               2000                   2001
                                                                                             --------               --------
Revenues:
  Rental revenues...................................................................         $1,024.4               $1,117.9
  Merchandise sales.................................................................            170.5                  169.5
  Other revenues....................................................................             16.2                   20.5
                                                                                             --------               --------
                                                                                             $1,211.1               $1,307.9
                                                                                             --------               --------
Cost of sales:
  Cost of rental revenues...........................................................            360.7                  393.5
  Cost of merchandise sold..........................................................            135.7                  135.2
                                                                                             --------               --------
                                                                                                496.4                  528.7
                                                                                             --------               --------
  Gross profit......................................................................            714.7                  779.2
                                                                                             --------               --------

Operating expenses:
  General and administrative........................................................            512.8                  564.3
  Advertising.......................................................................             51.6                   54.4
  Depreciation......................................................................             61.1                   62.5
  Amortization of intangibles.......................................................             44.5                   44.2
                                                                                             --------               --------
                                                                                                670.0                  725.4
                                                                                             --------               --------

Operating income....................................................................             44.7                   53.8
  Interest expense..................................................................            (29.4)                 (24.4)
  Interest income...................................................................              1.7                    1.8
  Other items, net..................................................................               --                   (1.6)
                                                                                             --------               --------

Income before income taxes..........................................................             17.0                   29.6
  Provision for income taxes........................................................            (21.7)                 (25.3)
  Equity in income of affiliated companies, net of tax..............................              0.6                    0.4
                                                                                             --------               --------

Net income (loss)...................................................................         $   (4.1)              $    4.7
                                                                                             ========               ========

Net income (loss) per share:
  Basic and diluted.................................................................         $  (0.02)              $   0.03
                                                                                             ========               ========

Weighted-average shares outstanding:
  Basic.............................................................................            175.0                  175.0
                                                                                             ========               ========
  Diluted...........................................................................            175.0                  175.4
                                                                                             ========               ========

Cash dividends per common share.....................................................         $   0.02               $   0.02
                                                                                             ========               ========


           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)


                                                                                            December 31,           March 31,
                                                                                               2000                   2001
                                                                                             --------               --------
                                                                                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.........................................................         $  194.2               $  137.9
  Receivables, less allowances of  $8.6 (2000 and 2001).............................            185.8                  142.9
  Merchandise inventories...........................................................            242.2                  207.3
  Prepaid assets and other current assets...........................................            177.3                  164.4
                                                                                             --------               --------
     Total current assets...........................................................            799.5                  652.5

Rental library......................................................................            646.7                  619.2
Receivable from Viacom..............................................................            134.9                  104.3
Property and equipment, net.........................................................          1,079.4                1,015.5
Intangibles, net....................................................................          5,809.2                5,758.1
Other assets........................................................................             79.2                   80.2
                                                                                             --------               --------
                                                                                             $8,548.9               $8,229.8
                                                                                             ========               ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................................         $  592.7               $  399.0
  Accrued expenses..................................................................            473.7                  398.3
  Current portion of long-term debt.................................................              8.0                    8.3
  Current portion of capital lease obligations......................................             24.8                   26.3
  Deferred taxes....................................................................             24.0                   16.1
                                                                                             --------               --------
     Total current liabilities......................................................          1,123.2                  848.0

Long-term debt, less current portion................................................          1,039.0                1,020.6
Capital lease obligations, less current portion.....................................             97.5                   92.3
Deferred taxes......................................................................            207.2                  208.9
Other liabilities...................................................................             73.6                   68.0
                                                                                             --------               --------
                                                                                              2,540.5                2,237.8
                                                                                             --------               --------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
    issued or outstanding...........................................................               --                     --
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
    31.0 shares issued and outstanding..............................................              0.3                    0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;
    144.0 shares issued and outstanding.............................................              1.4                    1.4
  Additional paid-in capital........................................................          6,166.4                6,163.0
  Retained deficit..................................................................            (86.8)                 (82.1)
  Accumulated comprehensive loss....................................................            (72.9)                 (90.6)
                                                                                             --------               --------
     Total stockholders' equity.....................................................          6,008.4                5,992.0
                                                                                             --------               --------
                                                                                             $8,548.9               $8,229.8
                                                                                             ========               ========

           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                             Three Months Ended March 31,
                                                                                        ---------------------------------------
                                                                                                2000                   2001
                                                                                              -------                -------
Cash flows from operating activities:
  Net income (loss).................................................................          $  (4.1)               $   4.7
  Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
     Depreciation and amortization..................................................            282.2                  336.7
     Deferred taxes.................................................................             22.1                   (5.5)
     Equity in income of affiliated companies, net of tax...........................             (0.6)                  (0.4)
     Common stock issued to non-employee directors..................................               --                    0.1
     Gain on sales of store operations..............................................             (0.9)                  (0.2)
  Change in operating assets and liabilities:
     (Increase) decrease in receivables.............................................            (20.8)                  42.1
     (Increase) decrease in receivable from Viacom..................................             (2.2)                  30.6
     Decrease in merchandise inventories............................................             40.6                   32.7
     (Increase) decrease in prepaid and other assets................................            (11.2)                  14.1
     Decrease in accounts payable...................................................            (48.9)                (188.9)
     Decrease in accrued expenses and other liabilities.............................            (54.7)                 (78.5)
                                                                                              -------                -------

Net cash flow provided by operating activities......................................            201.5                  187.5
                                                                                              -------                -------

Cash flows from investing activities:
  Rental library purchases..........................................................           (162.1)                (201.1)
  Capital expenditures..............................................................            (41.6)                 (11.5)
  Cash used for acquisitions........................................................             (3.5)                    --
  Proceeds from sales of store operations...........................................              1.9                    0.5
  Investments in affiliated companies...............................................             (2.0)                  (2.5)
                                                                                              -------                -------

Net cash flow used in investing activities..........................................           (207.3)                (214.6)
                                                                                              -------                -------

Cash flows from financing activities:
  Proceeds from credit agreement....................................................             53.0                   55.0
  Repayments on credit agreement....................................................            (13.0)                 (70.0)
  Repayments on other notes.........................................................               --                   (3.1)
  Cash dividends....................................................................             (3.5)                  (3.5)
  Capital lease payments............................................................            (11.0)                  (6.0)
                                                                                              -------                -------

Net cash flow provided by (used in) financing activities............................             25.5                  (27.6)
                                                                                              -------                -------

Effect of exchange rate changes on cash.............................................             (0.6)                  (1.6)
                                                                                              -------                -------
Net increase (decrease) in cash and cash equivalents................................             19.1                  (56.3)
Cash and cash equivalents at beginning of period....................................            119.6                  194.2
                                                                                              -------                -------

Cash and cash equivalents at end of period..........................................          $ 138.7                $ 137.9
                                                                                              =======                =======

Supplemental cash flow information:
  Cash payments for interest........................................................          $  25.2                $  25.1
Non-cash investing and financing activities
  Property and equipment acquired under capitalized leases..........................          $   5.2                $   2.3


           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Note 1--Basis of Presentation

  Blockbuster Inc. and its subsidiaries (the "Company" or "Blockbuster") operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes and DVDs primarily for rental and also offers titles for purchase on a "sell-through" (retail) basis. In addition, the Company offers video games for rental and sale and sells other entertainment-related merchandise.

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

  These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") on March 29, 2001. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company's Form 10-K.

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

Net Income (Loss) Per Share

  Basic earnings per share ("EPS") is computed by dividing the net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately
10.3 million and 13.7 million shares of class A common stock were outstanding as of March 31, 2000 and 2001, respectively, of which 10.3 million and 9.2 million options were excluded from the computation of the weighted-average shares for diluted EPS for the three months ended March 31, 2000 and 2001, respectively, because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2000       2001
                                                         -----      -----

Weighted-average shares for basic EPS................    175.0      175.0
Incremental shares for stock options.................       --        0.4
                                                         -----      -----

Weighted-average shares for diluted EPS..............    175.0      175.4
                                                         =====      =====

Comprehensive Loss

  Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

investments available for sale, foreign currency translation gains and losses, the change in the fair values of interest rate swaps and minimum pension liability. Currency translation and the change in the fair values of interest rate swaps are the only items of comprehensive loss impacting the Company. The balances in accumulated comprehensive loss consist of the following:


                                                                            At December 31,        At March 31,
                                                                                  2000                2001
                                                                                 -----               -----
Change in fair value of interest rate swaps, net of deferred taxes....           $  --              $ (1.1)
Foreign currency translation adjustment...............................           (72.9)              (89.5)
                                                                                ------              ------
Accumulated comprehensive loss........................................          $(72.9)             $(90.6)
                                                                                ======              ======

  Comprehensive loss for the three months ended March 31 was as follows:



                                                                               2000          2001
                                                                              ------        ------
Net income (loss)....................................................         $(4.1)        $  4.7
Change in fair value of interest rate swaps, net of deferred taxes...           --            (1.1)
Foreign currency translation adjustment..............................          (0.4)         (16.6)
                                                                              -----         ------
Comprehensive loss...................................................         $(4.5)        $(13.0)
                                                                              =====         ======

Recent Pronouncements

  On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements 137 and 138. These statements require companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

  The Company is exposed to fluctuations in interest rates. The Company uses derivative instruments, including swaps, to manage certain of these exposures. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. In the first quarter of 2001, the Company entered into two interest rate swaps that qualified as cash flow hedges. Included as a component of accumulated other comprehensive loss for the three months ended March 31, 2001 was a $1.1 million after-tax loss associated with cash flow hedges.


Note 2--Related Party Transactions

  The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. ("Viacom"). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation ("Paramount"). Total purchases from Paramount were $36.5 million and $19.8 million for the three months ended March 31, 2000 and 2001, respectively.

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

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Note 3--Credit Agreement and Other Debt

  On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. The Company had $293.0 million of available borrowing capacity under the long-term revolver at March 31, 2001. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at March 31, 2001 for borrowings under the Blockbuster Credit Agreement was 6.9%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2001).

  The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2001, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

  In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of the Company's outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company's exposure to interest rate volatility. The swaps fixed $200 million of the Company's outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. The Company's effective interest rates include a LIBOR spread payable to the lenders under its credit facility, which spread is subject to change under the terms of the Blockbuster Credit Agreement and is currently 1.25%. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company's outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings.

Note 4--Commitments and Contingencies

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

  As discussed in Blockbuster's Annual Report on Form 10-K filed with the SEC on March 29, 2001, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue sharing arrangements, and a similar lawsuit is also pending in California state court. On March 16, 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal antitrust and California state law claims. The California state court plaintiffs are now seeking restitution and injunctive relief in addition to treble damages. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

  On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. In February 2001, the California Court of Appeals denied Blockbuster's petition for a writ of mandate. In April 2001, the Supreme Court of California denied Blockbuster's petition for review. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

  Blockbuster is a defendant in 19 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, Tennessee, Delaware, Massachusetts, Washington, D.C., and Pennsylvania between February 1999 and April 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to a specified amount in attorneys' fees in connection with the settlement. Confirmation of a settlement is subject to a fairness hearing, currently scheduled for December 10, 2001, and a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. On April 25, 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. Blockbuster believes the plaintiffs' positions in these suits are without merit and, if the settlement reached in Texas is not confirmed, it intends to vigorously defend itself in the litigation.

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


Note 5--Operating Segments and Geographic Area

Beginning in the fourth quarter of 1999, the Company began reporting in two segments, (i) its video segment, which included its home videocassette, DVD and video game rental and retail operations; and (ii) its new media segment, which included its operations relating to its Internet site and to the exploration of various forms of electronic entertainment delivery, including video-on-demand. The Company's reportable operating segments are determined in accordance with the Company's internal management of its operations. At the end of the fourth quarter of 2000, the Company shifted the focus of its new media

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

operations from e-commerce offerings to other features designed to support its stores and increase store revenues. As a result, effective January 1, 2001, the Company began consolidating its new media operating results with its video operating results, and will no longer report a separate segment for its new media operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

  The following table sets forth consolidated results of operations and other financial data.

                                                                                         Three Months Ended March 31,
                                                                                   -----------------------------------------
                                                                                           2000                    2001
                                                                                         --------                --------
                                                                              (In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues.......................................................................          $1,211.1                $1,307.9
Cost of sales..................................................................             496.4                   528.7
                                                                                         --------                --------
Gross profit...................................................................             714.7                   779.2
Operating expenses.............................................................             670.0                   725.4
                                                                                         --------                --------

Operating income...............................................................              44.7                    53.8

Interest expense...............................................................             (29.4)                  (24.4)
Interest income................................................................               1.7                     1.8
Other items, net...............................................................                --                    (1.6)
                                                                                         --------                --------

Income before income taxes.....................................................              17.0                    29.6
Provision for income taxes.....................................................             (21.7)                  (25.3)
Equity in income of affiliated companies, net of tax...........................               0.6                     0.4
                                                                                         --------                --------

Net income (loss)..............................................................          $   (4.1)               $    4.7
                                                                                         ========                ========

Cash Flow Data:
Cash flows from operating activities...........................................          $  201.5                $  187.5
Cash flows used in investing activities........................................            (207.3)                 (214.6)
Cash flows from (used in) financing activities.................................              25.5                   (27.6)

Other Data:
Depreciation...................................................................          $   61.1                $   62.5
Amortization of intangibles....................................................              44.5                    44.2
EBITDA(1)......................................................................             150.3                   160.5
Net income (loss) plus intangible amortization, net of tax(1)(2)...............              38.1                    46.5

Margins:
Rental margin(3)...............................................................              64.8%                   64.8%
Merchandise margin(4)..........................................................              20.4%                   20.2%
Gross margin(5)................................................................              59.0%                   59.6%

Worldwide Store Data:
Same store revenues increase(6)................................................               3.1%                    5.3%
Total system-wide stores at end of period......................................             7,248                   7,723

--------------------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about Blockbuster's operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise revenues.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

  Revenues. Revenues of $1,307.9 million in the first quarter of 2001 increased $96.8 million, or 8.0%, from $1,211.1 million in the first quarter of 2000. The increase in revenues was primarily due to increases in worldwide same store revenues of 5.3% and a net increase in the number of company-operated stores of 329 to 6,283 at March 31, 2001 from 5,954 at March 31, 2000. The increase in worldwide same store revenues was due to a 3.4% increase in same store revenues from our domestic operations and a 15.0% increase in same store revenues from our international operations. The increase in domestic same store revenues, which constitutes 80.8% of our consolidated revenues, was primarily driven by an increase in video rental revenues, which include both VHS and DVD rental revenues, as well as previously viewed product sales. The increase in same store revenues from our international operations was primarily due to the impact of the introduction of revenue-sharing in key international markets.

     Rental Revenues. Rental revenues, which include previously viewed product sales, of $1,117.9 million in the first quarter of 2001 increased $93.5 million, or 9.1%, from $1,024.4 million in the first quarter of 2000. The increase in rental revenues was primarily due to an increase in domestic same store rental revenues of 4.7%, the net increase in the number of company-operated stores of 329 and an increase in international same store rental revenues of 17.8%, driven by the impact of the introduction of revenue-sharing in key international markets. The increase in domestic same store rental revenues was primarily driven by increases in DVD rental revenues, which increased from 5.3% of rental revenues in the first quarter of 2000 to 14.4% of rental revenues in the first quarter of 2001. Also contributing to the increase were (i) an increase in the average domestic rental spend per customer and (ii) a box office advantage between titles that became available in the first quarter of 2001 as compared to the titles that became available in the first quarter of 2000. Worldwide previously viewed product sales, which includes sales of previously viewed videotapes, video games and DVDs, increased 40.4% for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, driven by an increase in previously viewed DVD sales.

     Merchandise Sales. Merchandise sales of $169.5 million in the first quarter of 2001 decreased $1.0 million, or 0.6%, from $170.5 million in the first quarter of 2000. The primary reason for the decrease in merchandise sales was a 6.5% decrease in domestic same store merchandise sales, offset by a net increase in company-operated stores of 329. The decrease in domestic same store merchandise sales was driven by (i) a decrease in retail VHS sales, (ii) a decrease in licensed merchandise sales, and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in retail DVD sales.

  Cost of Sales. Cost of sales of $528.7 million in the first quarter of 2001 increased $32.3 million, or 6.5%, from $496.4 million in the first quarter of 2000. Cost of sales as a percentage of total revenues decreased to 40.4% in the first quarter of 2001 from 41.0% in the first quarter of 2000. The increase in cost of sales was primarily due to the net increase in the number of company-operated stores of 329. The decrease in cost of sales as a percentage of revenues was primarily due to (i) the decrease in domestic revenues generated through revenue-sharing arrangements as a percentage of our total domestic revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements and DVD rentals, both of which increased as a percentage of domestic revenues, (ii) an increase in margins on domestic game rentals, and (iii) an increase in margins on previously viewed product sales generated by higher average unit selling prices as a result of increased previously viewed DVD sales. These items were partially offset by a decrease in international rental margins in the first quarter of 2001 as compared to the first quarter of 2000, driven by an increase in revenues generated through revenue-sharing arrangements in key international markets.

  We are continually evaluating our product mix and product offerings, as well as related strategic alliances, to try to optimize our stores' revenues and gross profit. In 2000, we began marketing and soliciting DIRECTV system equipment and DIRECTV(R) programming packages in our stores. In February 2001, we entered into a strategic alliance with RadioShack under which RadioShack will operate store-within-a-store areas inside selected Blockbuster locations. After the initial rollout of the RadioShack store-within-a-store in 2001, we will determine whether we will proceed with a nationwide rollout. Additionally, we intend to continue to increase our stores' depth of DVDs in response to accelerated consumer acceptance of the DVD format. Our initiatives to optimize our stores' revenues and gross profit may cause us to alter the product mix in our stores. This may cause us to rationalize our stores' existing product mix which could result in a non-cash charge.

  Gross Profit. Gross profit of $779.2 million in the first quarter of 2001 increased $64.5 million, or 9.0%, from $714.7 million in the first quarter of 2000. For 2001, gross profit as a percentage of total revenues increased to 59.6% from 59.0% in the first quarter of 2000. The increase in gross margin percentage was due to the decrease in cost of sales as a percentage of revenues described above.

  Operating Expenses. Total operating expenses of $725.4 million in the first quarter of 2001 increased $55.4 million, or 8.3%, from $670.0 million in the first quarter of 2000. This increase was primarily due to a net increase of 329 company-operated stores and strategic investments in initiatives to improve customer service. Total operating expenses as a percentage of total revenues remained consistent at 55.5% in the first quarter of 2001 compared to 55.3% in the first quarter of 2000. The increase in total operating expenses also resulted from the following:

     General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional, and corporate levels, as a percentage of total revenues increased to 43.1% for the first quarter of 2001 from 42.3% in the first quarter of 2000. General and administrative expense of $564.3 million in the first quarter of 2001 increased $51.5 million, or 10.0%, from $512.8 million in the first quarter of 2000. The dollar increase in the first quarter of 2001 resulted from compensation increases of $26.1 million related to additional personnel needed to support our store growth, increased customer service initiatives and DIRECTV initiatives. Occupancy costs increased $15.2 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. Other corporate and store expenses increased $10.2 million due primarily to the growth of our business, including the increase in the number of company-operated stores, and an increase in litigation expenses. These increases were partially offset by a decrease in expenses associated with blockbuster.com, primarily related to a reduction in consulting costs.

     Advertising Expense. Advertising expense of $54.4 million in the first quarter of 2001 increased $2.8 million, or 5.4%, from $51.6 million in the first quarter of 2000. As a percentage of total revenues, advertising expense remained consistent at 4.2% in the first quarter of 2001 compared to 4.3% in the first quarter of 2000.

     Depreciation Expense. Depreciation expense of $62.5 million in the first quarter of 2001 increased $1.4 million, or 2.3%, as compared to $61.1 million in the first quarter of 2000. The increase in depreciation expense was primarily attributable to the net increase of 329 company-operated stores, partially offset by the reduction of depreciation expense on certain hardware and software associated with the e-commerce portion of blockbuster.com that was written down in the fourth quarter of 2000.

  Interest Expense. Interest expense of $24.4 million in the first quarter of 2001 decreased $5.0 million, or 17.0%, as compared to $29.4 million in the first quarter of 2000. The decrease in interest expense was primarily due to lower average interest rates on our credit facility and lower average debt outstanding.

  Provision for Income Taxes. We recognized a provision for income taxes of $25.3 million in the first quarter of 2001 as compared to $21.7 million in the first quarter of 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. Additionally, we did not recognize a benefit for losses recognized in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes increased primarily due to higher earnings before taxes. We review our net operating losses on a country-by-country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future, which would result in a reduction of the related valuation allowance and an increase in net income.

  Equity in Income of Affiliated Companies, Net of Tax. Equity in income of affiliated companies, net of tax, of $0.4 million in the first quarter of 2001 decreased $0.2 million from $0.6 million in the first quarter of 2000, primarily due to a decrease in income from our joint venture operations in Italy.

  Net Income (Loss). For the reasons described above, the consolidated net income of $4.7 million in the first quarter of 2001 reflects an increase in net income of $8.8 million from a net loss of $4.1 million in the first quarter of 2000.


Liquidity and Capital Resources

Liquidity

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

Capital Structure

  On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $293.0 million of available borrowing capacity under the long-term revolver at March 31, 2001. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at March 31, 2001 for borrowings under the credit agreement was 6.9%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2001).

  The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2001, we were in compliance with all financial covenants under the credit agreement.

  In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. The effective interest rates of the swaps include a LIBOR spread payable to the lenders under our credit facility, which spread is subject to change under the terms of the credit agreement and is currently 1.25%. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and
138. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings.

  The following table sets forth our current portion of long-term debt:


                                                                                    At December 31,     At March 31,
                                                                                         2000              2001
                                                                                    ---------------     ------------
  Current maturities of equipment term loan, interest rate of 8.0%, payable
   monthly through April 2005, secured by certain equipment....................             6.7              6.8

  Current maturities of all other obligations..................................             1.3              1.5
                                                                                          -----            -----
  Total current portion of long-term debt......................................           $ 8.0            $ 8.3
                                                                                          =====            =====

  The following table sets forth our long-term debt, less current portion:

                                                                                    At December 31,     At March 31,
                                                                                         2000              2001
                                                                                    ---------------     ------------
  Term loan, interest rate 7.9% and 6.9% at December 31, 2000 and
    March 31,  2001, respectively, due in quarterly installments beginning
    April 2002.................................................................        $  600.0        $  600.0
  Long-term revolving credit facility, interest rate 8.0% and 6.8% at December
   31, 2000 and March 31, 2001, respectively, due July 2004....................           422.0           407.0

  Equipment term loan, interest rate of 8.0% payable monthly through April
   2005, secured by certain equipment..........................................            15.5            13.0

  All other obligations........................................................             1.5             0.6
                                                                                       --------        --------
  Total long-term debt, less current portion...................................        $1,039.0        $1,020.6
                                                                                       ========        ========

Consolidated Cash Flows

  Operating Activities. Net cash flows from operating activities decreased $14.0 million, or 6.9%, from $201.5 million for the first quarter of 2000 to $187.5 million for the first quarter of 2001. The most significant reason for the decrease in cash flows from operating activities was the decrease in accounts payable of $188.9 million in the first quarter of 2001 compared to a decrease of $48.9 million in the first quarter of 2000. The larger decrease in accounts payable in the first quarter of 2001 was mainly due to the timing of payments. This decrease was partially offset by several increases in cash from changes in operating asset accounts in the first quarter of 2001 compared to the first quarter of 2000, primarily the decrease in receivables of $42.1 million in the first quarter of 2001 as compared to an increase in receivables of $20.8 million in the first quarter of 2000.

  Investing Activities. Net cash used in investing activities increased $7.3 million from $207.3 million for the first quarter of 2000 to $214.6 million in the first quarter of 2001. The increase was driven by an increase in rental library purchases of $39.0 million from the first quarter of 2000 to the first quarter of 2001, primarily due to the increase in the number of company-operated stores of 329 from March 31, 2000 to March 31, 2001 and an increase in purchases of non revenue-sharing titles, including DVDs, as a percentage of total rental library purchases. This increase in rental library purchases was partially offset by a $30.1 million decrease in capital expenditures, primarily due to fewer new store openings and lower expenditures related to initiatives associated with blockbuster.com in the first quarter of 2001 as compared to the first quarter of 2000.

  Financing Activities. Net cash used in financing activities of $27.6 million for the first quarter of 2001 decreased $53.1 million from net cash provided by financing activities of $25.5 million in the first quarter of 2000. This decrease was primarily due to a net pay-down of long-term debt under our credit facility of $15.0 million for the first quarter of 2001 as compared to a net increase of $40.0 million in long-term debt under our credit facility in the first quarter of 2000.

Other Financial Measurements: Working Capital

  At March 31, 2001, we had cash and cash equivalents of $137.9 million. Working capital, however, reflected a deficit of $195.5 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.


Disclosure Regarding Forward-Looking Information

  This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our plans and expectations regarding product mix and product offerings and related strategic and financial initiatives and results; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer interest in, and demand for, newly released videos and other Blockbuster product and service offerings; the impact of competitive product and service offerings and pricing; the impact of technological shifts on our business and our ability to respond to changing consumer preferences; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

Interest Rate Risk

  Total outstanding borrowings under our credit agreement at March 31, 2001 were $1,007.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at March 31, 2001 for these borrowings was 6.9%.

  In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. The effective interest rates of the swaps include a LIBOR spread payable to the lenders under our credit facility, which spread is subject to change under the terms of the credit agreement and is currently 1.25%. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement.

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

  On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the Euro. The transition period for the introduction of the Euro began January 1, 1999 and will continue until June 30, 2002. The Euro trades on currency exchanges and may be used in business transactions. Conversion to the Euro eliminates currency exchange risk between the participating member countries.

  Numerous issues are raised by the Euro currency conversion including the need to adapt computer and financial systems and business processes and equipment. Due to these uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs, and the resulting impact, if any, on our financial condition or results of operations. However, we believe that we have taken and will continue to take appropriate steps to assess and address Euro conversion issues and currently do not expect that our business will be adversely affected by such conversion in any material respect.

  Our operations outside the United States constitute 19.2% of our total revenues. Our operations in Europe constitute 9.6% of our total revenues. The majority of these sales are from Great Britain, which has not adopted the Euro.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  As discussed in Blockbuster's Annual Report on Form 10-K filed with the SEC on March 29, 2001, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue sharing arrangements, and a similar lawsuit is also pending in California state court. On March 16, 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal antitrust and California state law claims. The California state court plaintiffs are now seeking restitution and injunctive relief in addition to treble damages. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

  On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. In February 2001, the California Court of Appeals denied Blockbuster's petition for a writ of mandate. In April 2001, the Supreme Court of California denied Blockbuster's petition for review. Blockbuster believes the plaintiffs' position is without merit and intends to vigorously defend itself in the litigation.

  Blockbuster is a defendant in 19 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, Tennessee, Delaware, Massachusetts, Washington, D.C., and Pennsylvania between February 1999 and April 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to a specified amount in attorneys' fees in connection with the settlement. Confirmation of a settlement is subject to a fairness hearing, currently scheduled for December 10, 2001, and a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. On April 25, 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. Blockbuster believes the plaintiffs' positions in these suits are without merit and, if the settlement reached in Texas is not confirmed, it intends to vigorously defend itself in the litigation.

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


                                                     Blockbuster Inc.

                                                     By:    /s/   Larry J. Zine
                                                        ----------------------------
                                                                  Larry J. Zine
                                                  Executive Vice President and Chief Financial
                                                 Officer (on behalf of the Registrant and in his
                                                      capacity as principal financial officer)

Date:  May 14, 2001

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