Form 10-Q
period 2001-06-30
BLOCKBUSTER INC
filed 2001-08-14
CIK 1085734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

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

                                Yes [X]  No [_]

  Number of shares of common stock outstanding at August 1, 2001:

          Class A common stock, par value $.01 per share: 31,592,750 Class B common stock, par value $.01 per share: 144,000,000

                               BLOCKBUSTER INC.
                              INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           -----
Item 1. Consolidated Financial Statements

  Consolidated Statements of Operations (Unaudited)--for the Three and Six Months Ended June 30,
   2000 and 2001........................................................................................       3

  Consolidated Balance Sheets--at December 31, 2000 and June 30, 2001 (Unaudited).......................       4

  Consolidated Statements of Cash Flows (Unaudited)--for the Six Months Ended June 30, 2000 and 2001....       5

  Notes to Consolidated Financial Statements (Unaudited)................................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      11

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................      18

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................      20

Item 4. Submission of Matters to a Vote of Security Holders.............................................      21

Item 6.  Exhibits and Reports on Form 8-K...............................................................      21

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)


                                                               Three Months               Six Months
                                                               Ended June 30,            Ended June 30,
                                                           ---------------------     --------------------
                                                              2000        2001         2000        2001
                                                           ---------    --------     --------    --------
Revenues:
  Rental revenues.........................................  $1,029.4    $1,034.7     $2,053.8    $2,152.6
  Merchandise sales.......................................     162.0       157.1        332.5       326.6
  Other revenues..........................................      23.0        34.2         39.2        54.7
                                                            --------    --------     --------    --------
                                                             1,214.4     1,226.0      2,425.5     2,533.9
Cost of sales:
  Cost of rental revenues.................................     372.4       365.9        733.1       759.4
  Cost of merchandise sold................................     129.0       120.7        264.7       255.9
                                                            --------    --------     --------    --------
                                                               501.4       486.6        997.8     1,015.3
                                                            --------    --------     --------    --------
  Gross profit............................................     713.0       739.4      1,427.7     1,518.6
                                                            --------    --------     --------    --------

Operating expenses:
  Selling, general and administrative.....................     599.8       621.0      1,164.2     1,239.7
  Depreciation............................................      62.2        58.7        123.3       121.2
  Amortization of intangibles.............................      44.0        43.5         88.5        87.7
                                                            --------    --------     --------    --------
                                                               706.0       723.2      1,376.0     1,448.6
                                                            --------    --------     --------    --------

Operating income..........................................       7.0        16.2         51.7        70.0

  Interest expense........................................     (29.6)      (20.1)       (59.0)      (44.5)
  Interest income.........................................       1.9         1.6          3.6         3.4
  Other items, net........................................       2.1        (0.2)         2.1        (1.8)
                                                            --------    --------     --------    --------

Income (loss) before income taxes.........................     (18.6)       (2.5)        (1.6)       27.1
  Provision for income taxes..............................      (8.9)      (13.2)       (30.6)      (38.5)
  Equity in income (loss) of affiliated companies,              (0.4)        0.1          0.2         0.5
   net of tax.............................................  --------    --------     --------    --------

Net loss..................................................  $  (27.9)   $  (15.6)    $  (32.0)   $  (10.9)
                                                            ========    ========     ========    ========

Net loss per share:
  Basic and diluted.......................................  $  (0.16)   $  (0.09)    $  (0.18)   $  (0.06)
                                                            ========    ========     ========    ========

Weighted-average shares outstanding:
  Basic and diluted.......................................     175.0       175.3        175.0       175.1
                                                            ========    ========     ========    ========

Cash dividends per common share...........................  $   0.02    $   0.02     $   0.04    $   0.04
                                                            ========    ========     ========    ========

           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                       December 31,    June 30,
                                                                                          2000           2001
                                                                                       ------------    --------
                                                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.........................................................     $  194.2      $  111.7
  Receivables, less allowances of  $8.6 and $8.3 (2000 and 2001, respectively)......        185.8         144.6
  Merchandise inventories...........................................................        242.2         223.2
  Prepaid assets and other current assets...........................................        177.3         177.4
                                                                                         --------      --------
     Total current assets...........................................................        799.5         656.9

Rental library......................................................................        646.7         609.8
Receivable from Viacom..............................................................        134.9          74.6
Property and equipment, net.........................................................      1,079.4         965.0
Intangibles, net....................................................................      5,809.2       5,712.2
Other assets........................................................................         79.2          83.5
                                                                                         --------      --------
                                                                                         $8,548.9      $8,102.0
                                                                                         ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................................     $  592.7      $  430.2
  Accrued expenses..................................................................        473.7         376.8
  Current portion of long-term debt.................................................          8.0          57.8
  Current portion of capital lease obligations......................................         24.8          24.0
  Deferred taxes....................................................................         24.0          16.1
                                                                                         --------      --------
     Total current liabilities......................................................      1,123.2         904.9

Long-term debt, less current portion................................................      1,039.0         862.3
Capital lease obligations, less current portion.....................................         97.5          89.7
Deferred taxes......................................................................        207.2         190.5
Other liabilities...................................................................         73.6          72.4
                                                                                         --------      --------
                                                                                          2,540.5       2,119.8
                                                                                         --------      --------
 Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
   issued or outstanding............................................................           --            --
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
   31.0 and 31.5 shares issued and outstanding (2000 and 2001, respectively)........          0.3           0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;
   144.0 shares issued and outstanding..............................................          1.4           1.4
  Additional paid-in capital........................................................      6,166.4       6,166.2
  Retained deficit..................................................................        (86.8)        (97.7)
  Accumulated comprehensive loss....................................................        (72.9)        (88.0)
                                                                                         --------      --------
     Total stockholders' equity.....................................................      6,008.4       5,982.2
                                                                                         --------      --------
                                                                                         $8,548.9      $8,102.0
                                                                                         ========      ========

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                              Six Months  Ended June 30,
                                                                                              --------------------------
                                                                                                 2000              2001
                                                                                               -------           -------
Cash flows from operating activities:
  Net loss..........................................................................           $ (32.0)          $ (10.9)
  Adjustments to reconcile net loss to net cash flow provided by operating activities:
     Depreciation and amortization..................................................             561.9             651.4
     Deferred taxes.................................................................              63.9             (23.9)
     Equity in income of affiliated companies, net of tax...........................              (0.2)             (0.5)
     Common stock issued to non-employee directors..................................                --               0.1
     Gain on sales of store operations..............................................              (1.7)             (0.2)
     Gain on sale of non-core investment............................................              (1.9)               --
  Change in operating assets and liabilities:
     (Increase) decrease in receivables.............................................             (23.1)             40.4
     (Increase) decrease in receivable from Viacom..................................             (37.7)             61.1
     Decrease in merchandise inventories............................................              66.0              17.3
     (Increase) decrease in prepaid and other assets................................               2.3              (1.0)
     Decrease in accounts payable...................................................             (39.0)           (156.9)
     Decrease in accrued expenses and other liabilities.............................             (26.2)            (92.2)
                                                                                               -------           -------

Net cash flow provided by operating activities......................................             532.3             484.7
                                                                                               -------           -------
Cash flows from investing activities:
  Rental library purchases..........................................................            (381.0)           (399.7)
  Capital expenditures..............................................................             (81.5)            (22.9)
  Cash used for acquisitions........................................................             (33.2)               --
  Proceeds from sales of store operations...........................................               4.8               0.4
  Proceeds from sale of non-core investment.........................................               7.1                --
  Investments in affiliated companies...............................................              (4.0)             (3.1)
                                                                                               -------           -------
Net cash flow used in investing activities..........................................            (487.8)           (425.3)
                                                                                               -------           -------
Cash flows from financing activities:
  Proceeds from credit agreement....................................................              61.0              55.0
  Repayments on credit agreement....................................................             (71.0)           (177.0)
  Proceeds from other notes.........................................................              26.5                --
  Repayments on other notes.........................................................              (1.2)             (4.9)
  Net proceeds from the exercise of stock options...................................                --               6.0
  Cash dividends....................................................................              (7.0)             (7.0)
  Capital lease payments............................................................             (23.2)            (12.1)
                                                                                               -------           -------
Net cash flow used in financing activities..........................................             (14.9)           (140.0)
                                                                                               -------           -------
Effect of exchange rate changes on cash.............................................              (1.6)             (1.9)
                                                                                               -------           -------
Net increase (decrease) in cash and cash equivalents................................              28.0             (82.5)
Cash and cash equivalents at beginning of period....................................             119.6             194.2
                                                                                               -------           -------
Cash and cash equivalents at end of period..........................................           $ 147.6           $ 111.7
                                                                                               =======           =======
Supplemental cash flow information:
  Cash payments for interest........................................................           $  49.9           $  47.6
                                                                                               =======           =======
Non-cash investing and financing activities:
  Property and equipment acquired under capitalized leases..........................           $   9.0           $   3.8
                                                                                               =======           =======

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

Earnings Per Share

  Basic earnings per share ("EPS") is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 9.8 million and 12.7 million shares of class A common stock were outstanding as of June 30, 2000 and 2001, respectively, and were excluded from the computation of the weighted-average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                  ------------------       ----------------
                                                   2000         2001        2000       2001
                                                  -----        -----       -----      -----
Weighted-average shares for basic EPS.......      175.0        175.3       175.0      175.1
Incremental shares for stock options........         --           --          --         --
                                                  -----        -----       -----      -----
Weighted-average shares for diluted EPS.....      175.0        175.3       175.0      175.1
                                                  =====        =====       =====      =====

Comprehensive Loss

  Comprehensive loss consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses, the change in the fair values of interest rate swaps and minimum pension liability. Currency translation and the change in the fair values of interest rate swaps are the only items of comprehensive loss impacting the Company. The balances in accumulated comprehensive loss consist of the following:

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

                                                                   At December 31, 2000     At June 30, 2001
                                                                  ----------------------   -------------------
Change in fair value of interest rate swaps, net of deferred               $  --                 $  (0.8)
 taxes.........................................................
Foreign currency translation adjustment........................             (72.9)                 (87.2)
                                                                           ------                 ------
Accumulated comprehensive loss.................................            $(72.9)                $(88.0)
                                                                           ======                 ======

  Comprehensive loss was as follows:

                                                        Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                      --------------------       -------------------
                                                       2000          2001         2000         2001
                                                      ------        ------       ------       ------
Net loss...........................................   $(27.9)       $(15.6)      $(32.0)      $(10.9)
Change in fair value of interest rate swaps, net          --           0.3           --         (0.8)
 of deferred taxes.................................
Foreign currency translation adjustment............    (23.2)          2.3        (23.6)       (14.3)
                                                      ------        ------       ------       ------
Total comprehensive loss...........................   $(51.1)       $(13.0)      $(55.6)      $(26.0)
                                                      ======        ======       ======       ======

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

   The Company is exposed to fluctuations in interest rates. The Company uses derivative instruments, including swaps, to manage certain of these exposures. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. In the first quarter of 2001, the Company entered into two interest rate swaps that qualified as cash flow hedges. Included as a component of accumulated other comprehensive loss was an after-tax gain of $0.3 million for the three months ended June 30, 2001 and an after-tax loss of $0.8 million for the six months ended June 30, 2001 associated with cash flow hedges.

  On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS 141 for business combinations entered into on or after July 1, 2001.

  On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary forty-year ceiling. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Note 2--Related Party Transactions

  The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. ("Viacom"). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation ("Paramount"). Total purchases from Paramount were $11.7 million and $20.7 million for the three months ended June 30, 2000 and 2001, respectively. Total purchases from Paramount were $48.5 million and $40.5 million for the six months ended June 30, 2000 and 2001, respectively.

   All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 3--Credit Agreement and Other Debt

    On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. The Company had $400.0 million of available borrowing capacity under the long-term revolver at June 30, 2001. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at June 30, 2001 for borrowings under the Blockbuster Credit Agreement was 5.6%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2001).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

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

  Blockbuster is a defendant in 19 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Tennessee, Delaware, Massachusetts, Washington, D.C., and Pennsylvania between February 1999 and April 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the prepaid initial rental period. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Confirmation of a settlement is subject to a fairness hearing, currently scheduled for December 10, 2001, and a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)


plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. Blockbuster sought an interlocutory appeal of the Illinois trial court's denial of the motion to stay. On June 20, 2001, the Illinois Court of Appeals denied Blockbuster's interlocutory appeal for lack of jurisdiction. On July 25, 2001, Blockbuster filed its petition for leave to appeal in the Supreme Court of Illinois. Blockbuster believes the plaintiffs' positions in these suits are without merit and, if the settlement reached in Texas is not confirmed, it intends to vigorously defend itself in the litigation.

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

Note 5--Operating Segments and Geographic Area

  Beginning in the fourth quarter of 1999, the Company began reporting in two segments, (i) its video segment, which included its home videocassette, DVD and video game rental and retail operations; and (ii) its new media segment, which included its operations relating to its Internet site and to the exploration of various forms of electronic entertainment delivery, including video-on-demand. The Company's reportable operating segments are determined in accordance with the Company's internal management of its operations. At the end of the fourth quarter of 2000, the Company shifted the focus of its new media operations from e-commerce offerings to other features designed to support its stores and increase store revenues. As a result, effective January 1, 2001, the Company began consolidating its new media operating results with its video operating results, and no longer reports a separate segment for its new media operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

     The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide store data):

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                           -----------------------------      ---------------------------
                                                                2000             2001             2000            2001
                                                              --------         --------         --------        --------
Statement of Operations Data:
Revenues................................................      $1,214.4         $1,226.0         $2,425.5        $2,533.9
Cost of sales...........................................         501.4            486.6            997.8         1,015.3
                                                              --------         --------         --------        --------
Gross profit............................................         713.0            739.4          1,427.7         1,518.6
Operating expenses......................................         706.0            723.2          1,376.0         1,448.6
                                                              --------         --------         --------        --------

Operating income........................................           7.0             16.2             51.7            70.0

Interest expense........................................         (29.6)           (20.1)           (59.0)          (44.5)
Interest income.........................................           1.9              1.6              3.6             3.4
Other items, net........................................           2.1             (0.2)             2.1            (1.8)
                                                              --------         --------         --------        --------

Income (loss) before income taxes.......................         (18.6)            (2.5)            (1.6)           27.1
Provision for income taxes..............................          (8.9)           (13.2)           (30.6)          (38.5)
Equity in income (loss) of affiliated companies, net of           (0.4)             0.1              0.2             0.5
 tax....................................................      --------         --------         --------        --------

Net loss................................................      $  (27.9)        $  (15.6)        $  (32.0)       $  (10.9)
                                                              ========         ========         ========        ========

Cash Flow Data:
Cash flows provided by operating activities.............                                        $  532.3        $  484.7
Cash flows used in investing activities.................                                          (487.8)         (425.3)
Cash flows used in financing activities.................                                           (14.9)         (140.0)

Other Data:
Depreciation............................................      $   62.2         $   58.7         $  123.3        $  121.2
Amortization of intangibles.............................          44.0             43.5             88.5            87.7
EBITDA(1)...............................................         113.2            118.4            263.5           278.9
Net loss plus intangible amortization, net of tax(1)(2).          13.8             26.3             51.9            72.8

Margins:
Rental margin(3)........................................          63.8%            64.6%            64.3%           64.7%
Merchandise margin(4)...................................          20.4%            23.2%            20.4%           21.6%
Gross margin(5).........................................          58.7%            60.3%            58.9%           59.9%

Worldwide Store Data:
Same store revenues increase (decrease)(6)..............          11.0%           (2.7)%             6.9%            1.3%
Total system-wide stores at end of period...............         7,376            7,781            7,376           7,781

---------------------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about Blockbuster's operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise revenues.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. Revenues of $1,226.0 million in the second quarter of 2001 increased $11.6 million, or 1.0%, from $1,214.4 million in the second quarter of 2000. The increase in revenues was primarily due to a net increase in the number of company-operated stores of 222 to 6,314 at June 30, 2001 from 6,092 at June 30, 2000 and revenues from our DIRECTV initiative, which were not present in the second quarter of 2000. These increases were partially offset by a decrease in worldwide same store revenues of 2.7%. The decrease in worldwide same store revenues was primarily due to a 5.3% decrease in same store revenues from our domestic operations, which was partially offset by a 9.7% increase in same store revenues from our international operations. The decrease in domestic same store revenues, which constituted 80.0% of our consolidated revenues for the second quarter, was primarily due to a box office disadvantage for the second quarter of 2001. This decrease was partially offset by an increase in previously viewed product sales. The increase in same store revenues from our international operations was primarily due to the impact of revenue-sharing in key international markets.

     Rental Revenues. Rental revenues, which include previously viewed product sales, of $1,034.7 million in the second quarter of 2001 increased $5.3 million, or 0.5%, from $1,029.4 million in the second quarter of 2000. The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 222, which was partially offset by a decrease in worldwide same store rental revenues of 2.7%. The decrease in worldwide same store rental revenues was due to a decrease in domestic same store rental revenues of 4.9%, which was partially offset by an increase in international same store rental revenues of 9.5%. The decrease in domestic same store rental revenues was primarily due to a box office disadvantage between titles that became available in the second quarter of 2001 as compared to the titles that became available in the late first quarter and the second quarter of 2000, which included The Sixth Sense, which is the top rental title in our history. The decrease due to the box office disadvantage was partially offset by (i) continued growth in DVD rental revenues, which increased from 6.4% of domestic rental revenues in the second quarter of 2000 to 16.0% of domestic rental revenues in the second quarter of 2001; and (ii) a 22.2% increase in worldwide previously viewed product sales for the second quarter of 2001 as compared to the second quarter of 2000, driven by an increase in previously viewed DVD sales. The increase in international same store rental revenues was driven by the impact of revenue-sharing in key international markets.

     Merchandise Sales. Merchandise sales of $157.1 million in the second quarter of 2001 decreased $4.9 million, or 3.0%, from $162.0 million in the second quarter of 2000. The primary reason for the decrease in merchandise sales was an 8.3% decrease in domestic same store merchandise sales, which was partially offset by a net increase in company-operated stores of 222. The decrease in domestic same store merchandise sales was driven by (i) a decrease in retail VHS sales, (ii) a decrease in licensed merchandise sales, and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in domestic retail DVD sales and a 10.6% increase in international same store retail sales.

     Cost of Sales. Cost of sales of $486.6 million in the second quarter of 2001 decreased $14.8 million, or 3.0%, from $501.4 million in the second quarter of 2000. Cost of sales as a percentage of total revenues improved to 39.7% in the second quarter of 2001 from 41.3% in the second quarter of 2000. These improvements were primarily due to (i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals, and
(iii) an increase in margins on previously viewed product sales generated by higher average unit selling prices as a result of an increase in previously viewed DVD sales as a percentage of total previously viewed product sales. These items were partially offset by a decrease in international rental margins in the second quarter of 2001 as compared to the second quarter of 2000, due to the increase in revenues generated through revenue-sharing arrangements in key international markets.

     We are continually evaluating our product mix and product offerings, as well as related strategic alliances, to try to optimize our stores' revenues and gross profit. In 2000, we began marketing and soliciting DIRECTV system equipment and DIRECTV(R) programming packages in our stores. In February 2001, we entered into a strategic alliance with RadioShack under which RadioShack would operate store-within-a-store areas inside selected Blockbuster locations. During the second quarter of 2001, we launched Phase I of this concept and RadioShack has opened approximately 120 RadioShack Cool Things stores in four markets. Additionally, we intend to continue to increase our stores' depth of DVDs in response to accelerated consumer acceptance of the DVD format. Our initiatives to optimize our stores' revenues and gross profit may cause us to alter the product mix in our stores. This may cause us to rationalize our stores' existing product mix and/or change accounting estimates related to our rental library, which could result in a non-cash charge.

     Gross Profit. Gross profit of $739.4 million in the second quarter of 2001 increased $26.4 million, or 3.7%, from $713.0 million in the second quarter of 2000. For 2001, gross profit as a percentage of total revenues increased to 60.3% from 58.7% in the second quarter of 2000. The increase in gross margin percentage was due to the decrease in cost of sales as a percentage of revenues described above.

     Operating Expenses. Total operating expenses of $723.2 million in the second quarter of 2001 increased $17.2 million, or 2.4%, from $706.0 million in the second quarter of 2000. This increase was primarily due to the net increase of 222 company-operated stores and costs related to our DIRECTV initiative and strategic investments in initiatives to improve customer service. Total operating expenses as a percentage of total revenues was 59.0% in the second quarter of 2001 compared to 58.1% in the second quarter of 2000. The increases in total operating expenses also resulted from the following:

     Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional, and corporate levels, as a percentage of total revenues increased to 50.7% for the second quarter of 2001 from 49.4% in the second quarter of 2000. Selling, general and administrative expense of $621.0 million in the second quarter of 2001 increased $21.2 million, or 3.5%, from $599.8 million in the second quarter of 2000. The dollar increase in the second quarter of 2001 resulted from the following items. Compensation increased $18.5 million primarily related to additional personnel needed to support our store growth, increased health insurance costs, increased customer service initiatives and our DIRECTV initiative. Occupancy costs increased $3.2 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. Other corporate and store expenses increased $0.9 million due primarily to the growth of our business, including the increase in the number of company-operated stores. These increases were partially offset by a decrease in advertising expense of $1.4 million, primarily due to a shift in the timing of media advertising to the third and fourth quarter in 2001.

     Depreciation Expense. Depreciation expense of $58.7 million in the second quarter of 2001 decreased $3.5 million, or 5.6%, as compared to $62.2 million in the second quarter of 2000. The decrease in depreciation expense was primarily attributable to the reduction of depreciation expense on certain hardware and software associated with the e-commerce portion of blockbuster.com that was written down in the fourth quarter of 2000. This reduction was partially offset by depreciation expense related to the net increase of 222 company-operated stores.

     Interest Expense. Interest expense of $20.1 million in the second quarter of 2001 decreased $9.5 million, or 32.1%, as compared to $29.6 million in the second quarter of 2000. The decrease in interest expense was primarily due to lower average interest rates on our credit facility and a lower average debt outstanding.

     Provision for Income Taxes. We recognized a provision for income taxes of $13.2 million in the second quarter of 2001 as compared to $8.9 million in the second quarter of 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. Additionally, we did not recognize a benefit for losses recognized in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future, which would result in a reduction of the related valuation allowance and an increase in net income.

     Equity in Income of Affiliated Companies, Net of Tax. Equity in income of affiliated companies, net of tax, of $0.1 million in the second quarter of 2001 increased $0.5 million from a loss of $0.4 million in the second quarter of 2000, primarily due to an increase in income from our joint venture operations in Italy.

     Net Loss. For the reasons described above, the consolidated net loss of $15.6 million in the second quarter of 2001 reflects an increase in net income of $12.3 million from a net loss of $27.9 million in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. Revenues of $2,533.9 million for the six months ended June 30, 2001 increased $108.4 million, or 4.5%, from $2,425.5 million for the six months ended June 30, 2000. The increase in revenues was primarily due to the net increase in the number of company-operated stores of 222, increases in worldwide same store revenues of 1.3% and revenues from our DIRECTV initiative, which were not present in the six months ended June 30, 2000. The increase in worldwide same store revenues was due to a 12.3% increase in same store revenues from our international operations, which was partially offset by a 0.9% decrease in same store revenues from our domestic operations. The decrease in domestic same store revenues, which constituted 80.4% of our consolidated revenues for the six months ended June 30, 2001, was primarily due to a box office disadvantage for the second quarter of 2001. This decrease was partially offset by an increase in previously viewed product sales. The increase in same store revenues from our international operations was primarily due to the impact of revenue-sharing in key international markets.

     Rental Revenues. Rental revenues, which include previously viewed product sales, of $2,152.6 million for the six months ended June 30, 2001 increased $98.8 million, or 4.8%, from $2,053.8 million for the six months ended June 30, 2000. The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 222 and an increase in worldwide same store rental revenues of 1.8%. The increase in worldwide same store rental revenues was due to an increase in international same store rental revenues of 13.5%, driven by the impact of revenue-sharing in key international markets. This increase was partially offset by a decrease in domestic same store rental revenues of 0.2%. The decrease in domestic same store rental revenues was primarily due to the box office disadvantage for the second quarter. The decrease due to the box office disadvantage was partially offset by (i) continued growth in DVD rental revenues, which increased from 5.7% of domestic rental revenues for the six months ended June 30, 2000 to 14.6% of domestic rental revenues for the six months ended June 30, 2001; and
  (ii) a 30.8% increase in worldwide previously viewed product sales for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, driven by an increase in previously viewed DVD sales.

     Merchandise Sales. Merchandise sales of $326.6 million for the six months ended June 30, 2001 decreased $5.9 million, or 1.8%, from $332.5 million for the six months ended June 30, 2000. The primary reason for the decrease in merchandise sales was a 6.4% decrease in domestic same store merchandise sales, which was partially offset by a net increase in company-operated stores of 222. The decrease in domestic same store merchandise sales was driven by
  (i) a decrease in retail VHS sales, (ii) a decrease in licensed merchandise sales, and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in retail DVD sales, and a 7.9% increase in international same store retail sales.

     Cost of Sales. Cost of sales of $1,015.3 million for the six months ended June 30, 2001 increased $17.5 million, or 1.8%, from $997.8 million for the six months ended June 30, 2000. Cost of sales as a percentage of total revenues improved to 40.1% for the six months ended June 30, 2001 from 41.1% for the six months ended June 30, 2000. The increase in cost of sales was primarily due to the net increase in the number of company-operated stores of 222. The improvement in cost of sales as a percentage of revenues was primarily due to
(i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals, and (iii) an increase in margins on previously viewed product sales generated by higher average unit selling prices as a result of an increase in previously viewed DVD sales as a percentage of previously viewed product sales. These items were partially offset by a decrease in international rental margins for the six months ended June 30, 2001 as compared to the second quarter of 2000, due to the increase in revenues generated through revenue-sharing arrangements in key international markets.

     Gross Profit. Gross profit of $1,518.6 million for the six months ended June 30, 2001 increased $90.9 million, or 6.4%, from $1,427.7 million for the six months ended June 30, 2000. For 2001, gross profit as a percentage of total revenues increased to 59.9% from 58.9% for the six months ended June 30, 2000. The increase in gross margin percentage was due to the decrease in cost of sales as a percentage of revenues described above.

     Operating Expenses. Total operating expenses of $1,448.6 million for the six months ended June 30, 2001 increased $72.6 million, or 5.3%, from $1,376.0 million for the six months ended June 30, 2000. This increase was primarily due to the net increase of 222 company-operated stores and costs related to our DIRECTV initiative and strategic investments in initiatives to improve customer service. Total operating expenses as a percentage of total revenues was 57.2% for the six months ended June 30, 2001 compared to 56.7% for the six months ended June 30, 2000. The increase in total operating expenses also resulted from the following:

     Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional, and corporate levels, as a percentage of total revenues increased to 48.9% for the second quarter of 2001 from 48.0% for the six months ended June 30, 2000. Selling, general and administrative expense of $1,239.7 million for the six months ended June 30, 2001 increased $75.5 million, or 6.5%, from $1,164.2 million for the six months ended June 30, 2000. The dollar increase for the six months ended June 30, 2001 resulted from the following items. Compensation increased $44.6 million primarily related to additional personnel needed to support our store growth, increased customer service initiatives and our DIRECTV initiative. Occupancy costs increased $18.4 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. Advertising expense increased $1.4 million primarily due to the addition of advertising for our DIRECTV initiative. Other corporate and store expenses increased $11.1 million due primarily to the growth of our business, including the increase in the number of company-operated stores, and an increase in litigation expenses. These increases were partially offset by a decrease in expenses associated with blockbuster.com, primarily related to a reduction in consulting costs.

     Depreciation Expense. Depreciation expense of $121.2 million for the six months ended June 30, 2001 decreased $2.1 million, or 1.7%, as compared to $123.3 million for the six months ended June 30, 2000. The decrease was primarily attributable to the reduction of depreciation expense on certain hardware and software associated with the e-commerce portion of blockbuster.com that was written down in the fourth quarter of 2000. This reduction was partially offset by depreciation expense related to the net increase of 222 company-operated stores.

     Interest Expense. Interest expense of $44.5 million for the six months ended June 30, 2001 decreased $14.5 million, or 24.6%, as compared to $59.0 million for the six months ended June 30, 2000. The decrease in interest expense was primarily due to lower average interest rates on our credit facility and lower average debt outstanding.

     Provision for Income Taxes. We recognized a provision for income taxes of $38.5 million for the six months ended June 30, 2001 as compared to $30.6 million for the six months ended June 30, 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. Additionally, we did not recognize a benefit for losses recognized in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes increased primarily due to higher earnings before taxes for both domestic and foreign operations. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future, which would result in a reduction of the related valuation allowance and an increase in net income.

     Equity in Income of Affiliated Companies, Net of Tax. Equity in income of affiliated companies, net of tax, of $0.5 million for the six months ended June 30, 2001 increased $0.3 million from $0.2 million for the six months ended June 30, 2000, primarily due to a decrease in income from our joint venture operations in Italy.

     Net Loss. For the reasons described above, the consolidated net loss of $10.9 million for the six months ended June 30, 2001 reflects an increase in net income of $21.1 million from a net loss of $32.0 million for the six months ended June 30, 2000.

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

Capital Structure

     On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $400.0 million of available borrowing capacity under the long-term revolver at June 30, 2001. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at June 30, 2001 for borrowings under the credit agreement was 5.6%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2001).

     The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2001, we were in compliance with all financial covenants under the credit agreement.

     In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates include a LIBOR spread payable to the lenders under our credit facility, which spread is subject to change under the terms of the credit agreement and is currently 1.25%. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and
138. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings.

     The following table sets forth our current portion of long-term debt:

                                                                                   At December 31    At June 30,
                                                                                        2000            2001
                                                                                   --------------    -----------
  Current maturities of term loan..............................................              --              50.0
  Current maturities of equipment term loan....................................             6.7               6.3
  Current maturities of all other obligations..................................             1.3               1.5
                                                                                           ----             -----
  Total current portion of long-term debt......................................            $8.0             $57.8
                                                                                           ====             =====

  The following table sets forth our long-term debt, less current portion:

                                                                                   At December 31    At June 30,
                                                                                        2000            2001
                                                                                   --------------    -----------
  Term loan, interest rate 7.9% and 5.8% at December 31, 2000 and  June 30,
   2001, respectively, due in quarterly installments beginning  April 2002.....        $  600.0           $550.0
  Long-term revolving credit facility, interest rate 8.0% and 5.3% at December
   31, 2000 and June 30, 2001, respectively, due July 2004.....................           422.0            300.0
  Equipment term loan, interest rate of 8.0% payable monthly through April
   2005, secured by certain equipment..........................................            15.5             11.9
  All other obligations........................................................             1.5              0.4
                                                                                       --------           ------
  Total long-term debt, less current portion...................................        $1,039.0           $862.3
                                                                                       ========           ======

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities decreased $47.6 million, or 8.9%, from $532.3 million for the six months ended June 30, 2000 to $484.7 million for the six months ended June 30, 2001. The most significant reason for the decrease in cash flows from operating activities was the decrease in accounts payable of $156.9 million in the six months ended June 30, 2001 compared to a decrease of $39.0 million in the six months ended June 30, 2000. The larger decrease in accounts payable in the six months ended June 30, 2001 was mainly due to the timing of payments. This decrease was partially offset by several increases in cash from changes in operating asset accounts in the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily the decrease in receivables of $40.4 million in the six months ended June 30, 2001 as compared to an increase in receivables of $23.1 million in the six months ended June 30, 2000.

     Investing Activities. Net cash used in investing activities decreased $62.5 million from $487.8 million for the six months ended June 30, 2000 to $425.3 million in the six months ended June 30, 2001. This decrease was driven by a $58.6 million decrease in capital expenditures and a $33.2 million decrease in cash used for acquisitions. The decrease in capital expenditures was primarily due to fewer new store openings and lower expenditures related to initiatives associated with blockbuster.com in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in cash used for acquisitions was due to the fact that we did not have any acquisitions in the six months ended June 30, 2001. These decreases were partially offset by an increase in rental library purchases of $18.7 million from the six months ended June 30, 2000 to the six months ended June 30, 2001, primarily due to the increase in the number of company-operated stores of 222 from June 30, 2000 to June 30, 2001 and an increase in purchases of non revenue-sharing titles, including DVDs, as a percentage of total rental library purchases.

     Financing Activities. Net cash used in financing activities increased $125.1 million from $14.9 million for the six months ended June 30, 2000 to $140.0 million for the six months ended June 30, 2001. This increase was primarily due to a net pay-down of long-term debt under our credit facility of $122.0 million for the six months ended June 30, 2001 as compared to a net pay-down of $10.0 million in long-term debt under our credit facility in the six months ended June 30, 2000. Also contributing to the year-over-year increase was the $26.5 million equipment term loan that we acquired in the six months ended June 30, 2000.

Other Financial Measurements: Working Capital

     At June 30, 2001, we had cash and cash equivalents of $111.7 million. Working capital, however, reflected a deficit of $248.0 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.


Disclosure Regarding Forward-Looking Information

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our plans and expectations regarding product offerings and product mix and related strategic and financial initiatives and results; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer interest in, and demand for, newly released videos and other Blockbuster product and service offerings; the impact of competitive product and service offerings and pricing; the impact of technological shifts on our business and our ability to respond to changing consumer preferences; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

Interest Rate Risk

     Total outstanding borrowings under our credit agreement at June 30, 2001 were $900.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at June 30, 2001 for these borrowings was 5.6%.

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

     Our operations outside the United States constituted 20.0% and 19.6% of our total revenues for the three and six months ended June 30, 2001, respectively. Our operations in Europe constituted 9.8% and 9.7% of our total revenues for the three and six months ended June 30, 2001, respectively. The majority of these sales are from Great Britain, which has not adopted the Euro.

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We are required to implement SFAS 141 for business combinations entered into on or after July 1, 2001.

     On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary forty-year ceiling. We are required to implement SFAS 142 on January 1, 2002 and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     Blockbuster is a defendant in 19 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Tennessee, Delaware, Massachusetts, Washington, D.C., and Pennsylvania between February 1999 and April 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the prepaid initial rental period. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Confirmation of a settlement is subject to a fairness hearing, currently scheduled for December 10, 2001, and a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. Blockbuster sought an interlocutory appeal of the Illinois trial court's denial of the motion to stay. On June 20, 2001, the Illinois Court of Appeals denied Blockbuster's interlocutory appeal for lack of jurisdiction. On July 25, 2001, Blockbuster filed its petition for leave to appeal in the Supreme Court of Illinois. Blockbuster believes the plaintiffs' positions in these suits are without merit and, if the settlement reached in Texas is not confirmed, it intends to vigorously defend itself in the litigation.

     No material developments have occurred in our other legal proceedings previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001, as updated in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 22, 2001. The stockholders voted on proposals to:

     1. Elect three Class II Directors of Blockbuster for a term expiring in 2004; and

     2. Ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2001.

     The proposals were approved by the following votes:

     1.  Election of Class II Directors

                                 Votes             Votes
         Nominee                 For               Withheld
         -------                 ---               --------
         Mel Karmazin            745,977,678       2,191,507
         John L. Muething        747,889,330       279,855
         Sumner M. Redstone      742,879,281       5,289,904

     2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2001

         Votes             Votes                             Broker
         For               Against          Abstentions      Non-votes
         ---               -------          -----------      ---------
         745,417,568       2,726,957        24,660               0

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


                             BLOCKBUSTER INC.

                             By: /s/ LARRY J. ZINE
                                 -----------------
                                 Larry J. Zine
                                 Executive Vice President and Chief Financial
                                 Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date:  August 14, 2001

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