Form 10-Q
period 2001-09-30
BLOCKBUSTER INC
filed 2001-11-14
CIK 1085734

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR


            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ____________

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

     Number of shares of common stock outstanding at November 1, 2001:

          Class A common stock, par value $.01 per share: 32,445,802 Class B common stock, par value $.01 per share: 144,000,000

                               BLOCKBUSTER INC.
                              INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          -----
Item 1. Consolidated Financial Statements


  Consolidated Statements of Operations (Unaudited)--for the Three and Nine Months Ended
    September 30, 2000 and 2001.........................................................................      3


  Consolidated Balance Sheets--at December 31, 2000 and September 30, 2001 (Unaudited)..................      4


  Consolidated Statements of Cash Flows (Unaudited)--for the Nine Months Ended September 30,
    2000 and 2001.......................................................................................      5


  Notes to Consolidated Financial Statements (Unaudited)................................................      6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........     12


Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................     21

                         PART II--OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................     23


Item 6.  Exhibits and Reports on Form 8-K...............................................................     24

                         PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In millions, except per share amounts)

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------        --------------------------------
                                                        2000                    2001            2000                   2001
                                                        ----                    ----            ----                   ----
Revenues:
  Rental revenues...................................  $1,019.0                $1,083.3        $3,072.8               $3,235.9
  Merchandise sales.................................     146.1                   152.9           478.6                  479.5
  Other revenues....................................      28.7                    28.5            67.9                   83.2
                                                      --------                --------        --------               --------
                                                       1,193.8                 1,264.7         3,619.3                3,798.6
Cost of sales:
  Cost of rental revenues...........................     364.2                   682.4         1,097.3                1,441.8
  Cost of merchandise sold..........................     107.9                   136.8           372.6                  392.7
                                                      --------                --------        --------               --------
                                                         472.1                   819.2         1,469.9                1,834.5
                                                      --------                --------        --------               --------
  Gross profit......................................     721.7                   445.5         2,149.4                1,964.1
                                                      --------                --------        --------               --------

Operating expenses:
  Selling, general and administrative...............     602.6                   655.9         1,766.8                1,895.6
  Depreciation......................................      57.4                    62.0           180.7                  183.2
  Amortization of intangibles.......................      44.0                    45.1           132.5                  132.8
                                                      --------                --------        --------               --------
                                                         704.0                   763.0         2,080.0                2,211.6
                                                      --------                --------        --------               --------

Operating income (loss).............................      17.7                  (317.5)           69.4                 (247.5)

  Interest expense..................................     (29.0)                  (17.4)          (88.0)                 (61.9)
  Interest income...................................       1.6                     1.6             5.2                    5.0
  Other items, net..................................       0.4                     0.8             2.5                   (1.0)
                                                      --------                --------        --------               --------

Loss before income taxes............................      (9.3)                 (332.5)          (10.9)                (305.4)
  Benefit (provision) for income taxes..............     (10.1)                  108.0           (40.7)                  69.5
  Equity in income (loss) of affiliated companies,
    net of tax......................................       0.1                    (0.4)            0.3                    0.1
                                                      --------                --------        --------               --------

Net loss............................................  $  (19.3)               $ (224.9)       $  (51.3)              $ (235.8)
                                                      ========                ========        ========               ========

Net loss per share:
  Basic and diluted.................................  $  (0.11)               $  (1.28)       $  (0.29)              $  (1.35)
                                                      ========                ========        ========               ========

Weighted-average shares outstanding:
  Basic and diluted.................................     175.0                   175.7           175.0                  175.3
                                                      ========                ========        ========               ========

Cash dividends per common share.....................  $   0.02                $   0.02        $   0.06               $   0.06
                                                      ========                ========        ========               ========


           See notes to unaudited consolidated financial statements.

                                BLOCKBUSTER INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                            December 31,          September 30,
                                                                                               2000                   2001
                                                                                            ------------          -------------
Assets                                                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents.........................................................         $  194.2               $  110.0
  Receivables, less allowances of $8.6 (2000 and 2001)..............................            185.8                  121.9
  Merchandise inventories...........................................................            242.2                  214.1
  Prepaid assets and other current assets...........................................            177.3                  189.1
                                                                                             --------               --------
     Total current assets...........................................................            799.5                  635.1

Rental library......................................................................            646.7                  294.8
Receivable from Viacom..............................................................            134.9                   34.4
Property and equipment, net.........................................................          1,079.4                  926.5
Intangibles, net....................................................................          5,809.2                5,670.5
Other assets........................................................................             79.2                   73.4
                                                                                             --------               --------
                                                                                             $8,548.9               $7,634.7
                                                                                             ========               ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................................         $  592.7               $  348.7
  Accrued expenses..................................................................            473.7                  431.7
  Current portion of long-term debt.................................................              8.0                  113.6
  Current portion of capital lease obligations......................................             24.8                   23.6
  Deferred taxes....................................................................             24.0                   16.1
                                                                                             --------               --------
     Total current liabilities......................................................          1,123.2                  933.7

Long-term debt, less current portion................................................          1,039.0                  755.2
Capital lease obligations, less current portion.....................................             97.5                   86.5
Deferred taxes......................................................................            207.2                   35.6
Other liabilities...................................................................             73.6                   72.6
                                                                                             --------               --------
                                                                                              2,540.5                1,883.6
                                                                                             --------               --------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares
    issued or outstanding...........................................................               --                     --
  Class A common stock, par value $.01 per share; 400.0 shares authorized;
    31.0 and 32.1 shares issued and outstanding (2000 and 2001, respectively).......              0.3                    0.3
  Class B common stock, par value $.01 per share; 500.0 shares authorized;
    144.0 shares issued and outstanding.............................................              1.4                    1.4
  Additional paid-in capital........................................................          6,166.4                6,165.0
  Retained deficit..................................................................            (86.8)                (322.6)
  Accumulated comprehensive loss....................................................            (72.9)                 (93.0)
                                                                                             --------               --------
     Total stockholders' equity.....................................................          6,008.4                5,751.1
                                                                                             --------               --------
                                                                                             $8,548.9               $7,634.7
                                                                                             ========               ========

           See notes to unaudited consolidated financial statements.

                               BLOCKBUSTER INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                              Nine Months Ended September 30,
                                                                                             ---------------------------------
                                                                                                2000                    2001
                                                                                                ----                    ----
Cash flows from operating activities:
  Net loss..........................................................................          $ (51.3)                $(235.8)
  Adjustments to reconcile net loss to net cash flow provided by operating activities:
     Depreciation and amortization..................................................            843.3                   971.8
     Non-cash portion of special item charges and change in accounting estimates....               --                   319.3
     Deferred taxes.................................................................             87.6                  (174.8)
     Equity in income (loss) of affiliated companies, net of tax....................             (0.3)                    0.2
     Common stock issued to non-employee directors..................................              0.1                     0.1
     Gain on sales of store operations..............................................             (1.7)                   (0.6)
     Gain on sale of non-core investment............................................             (1.9)                     --
  Change in operating assets and liabilities:
     (Increase) decrease in receivables.............................................            (13.9)                   63.1
     (Increase) decrease in receivable from Viacom..................................            (55.8)                  100.5
     Decrease in merchandise inventories............................................             63.1                     7.8
     (Increase) decrease in prepaid and other assets................................              0.9                   (29.3)
     Decrease in accounts payable...................................................            (77.0)                 (241.0)
     Decrease in accrued expenses and other liabilities.............................            (26.3)                  (49.4)
                                                                                              -------                 -------

Net cash flow provided by operating activities......................................            766.8                   731.9
                                                                                              -------                 -------

Cash flows from investing activities:
  Rental library purchases..........................................................           (561.7)                 (568.4)
  Capital expenditures..............................................................           (128.0)                  (45.3)
  Cash used for acquisitions........................................................            (33.7)                     --
  Proceeds from sales of store operations...........................................              4.8                     2.3
  Proceeds from sale of non-core investment.........................................              7.1                      --
  Investments in affiliated companies...............................................             (4.0)                   (4.5)
                                                                                              -------                 -------

Net cash flow used in investing activities..........................................           (715.5)                 (615.9)
                                                                                              -------                 -------

Cash flows from financing activities:
  Proceeds from credit agreement....................................................             83.0                   120.0
  Repayments on credit agreement....................................................           (108.0)                 (292.0)
  Proceeds from other notes.........................................................             26.5                      --
  Repayments on other notes.........................................................             (3.5)                   (6.2)
  Net proceeds from the exercise of stock options...................................               --                     9.0
  Cash dividends....................................................................            (10.5)                  (10.5)
  Capital lease payments............................................................            (26.6)                  (18.6)
                                                                                              -------                 -------

Net cash flow used in financing activities..........................................            (39.1)                 (198.3)
                                                                                              -------                 -------

Effect of exchange rate changes on cash.............................................             (3.9)                   (1.9)
                                                                                              -------                 -------
Net increase (decrease) in cash and cash equivalents................................              8.3                   (84.2)
Cash and cash equivalents at beginning of period....................................            119.6                   194.2
                                                                                              -------                 -------

Cash and cash equivalents at end of period..........................................          $ 127.9                 $ 110.0
                                                                                              =======                 =======

Supplemental cash flow information:
  Cash payments for interest........................................................          $  83.7                 $  65.1
                                                                                              =======                 =======
Non-cash investing and financing activities:
  Property and equipment acquired under capitalized leases..........................          $  10.5                 $   6.5
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

Earnings (Net Loss) Per Share

  Basic earnings (net loss) per share ("EPS") is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 14.3 million and 16.4 million shares of class A common stock were outstanding as of September 30, 2000 and 2001, respectively, and were excluded from the computation of the weighted-average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                   --------------------------------      -------------------------------
                                                        2000              2001                2000             2001
                                                       -----             -----               -----            -----

Weighted-average shares for basic EPS......            175.0             175.7               175.0            175.3
Incremental shares for stock options.......               --                --                  --               --
                                                       -----             -----               -----            -----
Weighted-average shares for diluted EPS....            175.0             175.7               175.0            175.3
                                                       =====             =====               =====            =====

Comprehensive Income (Loss)

  Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses, the change in the fair values of items designated as a hedge and minimum pension liability. Currency translation and the change in the fair values of items designated as a hedge are the only items of

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

comprehensive income (loss) impacting the Company. The balances in accumulated comprehensive loss consist of the following:

                                                                  At December 31, 2000   At September 30, 2001
                                                                 ----------------------  ----------------------
Change in fair value of interest rate swaps, net of deferred
 taxes.........................................................          $ --                   $ (7.3)
Foreign currency translation adjustment........................           (72.9)                 (85.7)
                                                                         ------                 ------
Accumulated comprehensive loss.................................          $(72.9)                $(93.0)
                                                                         ======                 ======

  Comprehensive loss was as follows:

                                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                                        --------------------------------     --------------------------------
                                                              2000             2001               2000              2001
                                                            ------          -------             ------           -------
Net loss........................................            $(19.3)         $(224.9)            $(51.3)          $(235.8)
Change in fair value of interest rate swaps,
 net of deferred taxes..........................                --             (6.5)                --              (7.3)
Foreign currency translation adjustment.........              (8.6)             1.5              (32.2)            (12.8)
                                                            ------          -------             ------           -------
Total comprehensive loss........................            $(27.9)         $(229.9)            $(83.5)          $(255.9)
                                                            ======          =======             ======           =======

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

   The Company is exposed to fluctuations in interest rates. The Company uses derivative instruments, including swaps, to manage certain of these exposures. Derivative instruments used by the Company in its hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. In the first quarter of 2001, the Company entered into two interest rate swaps that qualified as cash flow hedges. Included as a component of accumulated other comprehensive loss were after-tax losses of $6.5 million and $7.3 million for the three and nine months ended September 30, 2001, respectively, associated with cash flow hedges.

  On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS 141 for business combinations entered into on or after July 1, 2001.

  On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to believe that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company is required to implement SFAS 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

  In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. The adoption of SFAS 144 will not have a material effect on the Company's financial statements.


Note 2--Related Party Transactions

  The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. ("Viacom"). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation ("Paramount"). Total purchases from Paramount were $20.8 million and $37.4 million for the three months ended September 30, 2000 and 2001, respectively. Total purchases from Paramount were $110.2 million and $77.9 million for the nine months ended September 30, 2000 and 2001, respectively.

  All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.


Note 3--Special Item Charges

  During the third quarter of 2001, Blockbuster announced that it would execute a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. The Company initiated this plan with the goal of optimizing its stores' revenues and gross profit based on an evaluation of the Company's product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format, as evidenced by Blockbuster's increase in DVD rental revenues as a percentage of rental revenues from 7.3% for the three months ended September 30, 2000 to 19.8% for the three months ended September 30, 2001. Based on the Company's evaluation, and in connection with the resulting plan, the Company disposed of approximately 25% of its VHS rental library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores. These activities resulted in non-cash charges of $193.7 million to cost of rental revenues and $16.1 million to cost of merchandise sold, which reflect the cost of the disposed library and inventory items, net of any estimated proceeds. The Company also recorded a charge of $13.2 million in incremental selling, general and administrative expenses, primarily related to
(i) labor incurred during the third quarter to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of the Company's marketing and new media operations. Additionally, the Company recorded charges of $2.6 million and $1.1 million in depreciation expense and equity in income (loss) of affiliated companies, respectively, related to the plan. The Company anticipates that this plan will be completed by the end of 2001 through the destruction or sale of the identified items.

  Also during the third quarter of 2001, the Company recorded $27.6 million in selling, general and administrative expenses related to two outstanding lawsuits (see Note 6).

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

Note 4--Change in Accounting Estimates for Rental Library

   In connection with the strategic re-merchandising plan discussed in Note 3, Blockbuster re-evaluated and changed the accounting estimates related to its rental library, including residual values and useful lives. Effective July 1, 2001, the residual value of VHS rental products was reduced from $4 to $2, and the residual value of game rental products was reduced from $10 to $5. In addition, the Company reduced its estimate of the useful life of its base stock VHS rental library from 36 months to 9 months. These changes in estimate reflect the impact of changes in our rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which have led to a reduction in the average selling value of the Company's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, cost of rental revenues was $102.1 million higher, net loss was $64.7 million higher and net loss per share was $0.37 higher for both the three and the nine months ended September 30, 2001.

Note 5--Credit Agreement and Other Debt

    On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. The Company had $455.0 million of available borrowing capacity under the long-term revolver at September 30, 2001. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread" based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at September 30, 2001 for borrowings under the Blockbuster Credit Agreement was 5.0%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2001).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2001, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

   In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of the Company's outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company's exposure to interest rate volatility. The swaps fixed $200 million of the Company's outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. The Company's effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company's outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income
(loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings.

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

  As discussed in Blockbuster's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue sharing arrangements, and a similar lawsuit is also pending in California state court. On March 16, 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal antitrust and California state law claims. The California state court plaintiffs are now seeking restitution and injunctive relief in addition to treble damages. They also seek class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

  On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster (the "Wage and Hour Case"). The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. Blockbuster reached a preliminary settlement in this case and, on October 1, 2001, the court preliminarily approved the parties' proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the proposed settlement, the maximum settlement amount Blockbuster would be required to pay would be $12 million. Final approval of the proposed settlement is subject to a final court order.

  Blockbuster is a defendant in 23 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and August 2001 (the "EVF Cases"). These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the prepaid initial rental period. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases, and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Confirmation of a

                               BLOCKBUSTER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
            (Tabular amounts in millions, except per share amounts)

settlement is subject to a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. Several parties intervened in the Texas state court action and appealed the court's preliminary approval of the settlement. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. On September 13, 2001, the Illinois Supreme Court denied Blockbuster's petition for leave to appeal the Illinois trial court's denial of the motion to stay.

  During the third quarter of 2001, the Company recorded $27.6 million in selling, general and administrative expenses related to the Wage and Hour and EVF Cases discussed above. The Company believes the plaintiffs' positions in these cases are without merit and, if the proposed settlements are not approved, the Company intends to vigorously defend itself in any litigation. The Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

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

Results of Operations

  The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide store data):

                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                              --------------------------------     ---------------------------------
                                                                    2000               2001               2000              2001
                                                                --------           --------           --------          --------
Statement of Operations Data:
Revenues................................................        $1,193.8           $1,264.7           $3,619.3          $3,798.6
Cost of sales...........................................           472.1              819.2            1,469.9           1,834.5
                                                                --------           --------           --------          --------
Gross profit............................................           721.7              445.5            2,149.4           1,964.1
Operating expenses......................................           704.0              763.0            2,080.0           2,211.6
                                                                --------           --------           --------          --------

Operating income (loss).................................            17.7             (317.5)              69.4            (247.5)

Interest expense........................................           (29.0)             (17.4)             (88.0)            (61.9)
Interest income.........................................             1.6                1.6                5.2               5.0
Other items, net........................................             0.4                0.8                2.5              (1.0)
                                                                --------           --------           --------          --------

Loss before income taxes................................            (9.3)            (332.5)             (10.9)           (305.4)
Benefit (provision) for income taxes....................           (10.1)             108.0              (40.7)             69.5
Equity in income (loss) of affiliated companies, net of              0.1               (0.4)               0.3               0.1
 tax....................................................        --------           --------           --------          --------

Net loss................................................        $  (19.3)          $ (224.9)          $  (51.3)         $ (235.8)
                                                                ========           ========           ========          ========

Cash Flow Data:
Cash flows provided by operating activities.............                                              $  766.8          $  731.9
Cash flows used in investing activities.................                                                (715.5)           (615.9)
Cash flows used in financing activities.................                                                 (39.1)           (198.3)

Other Data:
Depreciation............................................        $   57.4           $   62.0           $  180.7          $  183.2
Amortization of intangibles.............................            44.0               45.1              132.5             132.8
EBITDA(1)...............................................           119.1             (210.4)             382.6              68.5
Net loss plus intangible amortization, net of tax(1)(2).            22.6             (182.7)              74.5            (109.9)

Margins:
Rental margin(3)........................................            64.3%              37.0%              64.3%             55.4%
Merchandise margin(4)...................................            26.1%              10.5%              22.1%             18.1%
Gross margin(5).........................................            60.5%              35.2%              59.4%             51.7%

Worldwide Store Data:
Same store revenues increase(6).........................             1.5%               4.9%               5.0%              2.5%
Total system-wide stores at end of period...............           7,519              7,851              7,519             7,851

----------
(1) "EBITDA" and "Net income (loss) plus intangible amortization, net of tax" are presented here to provide additional information about Blockbuster's operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2) Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(3) Rental gross profit as a percentage of rental revenues.
(4) Merchandise gross profit as a percentage of merchandise revenues.
(5) Gross profit as a percentage of total revenues.
(6) A store is included in the same store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Change in Accounting Estimates for Rental Library and Special Item Charges

   During the third quarter of 2001, we announced that we would execute a strategic re-merchandising plan to capitalize on the higher margin and rapidly growing DVD rental market. Our plan includes an expansion in DVD copy depth and selection and a reconfiguration of our stores to highlight the digital format. This initiative is designed to maintain customer satisfaction and is intended to solidify our DVD leadership position. In addition, we believe our overall rental margins should be enhanced by this plan. To accommodate the increase in DVD and other products in our stores, we disposed of approximately 25% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center, and certain games from our rental library in our stores. As a result of this reduction, we recorded a non-cash charge of $209.8 million in cost of sales. We also recorded $13.2 million in incremental selling, general and administrative expenses, primarily related to labor, supply and disposal costs to execute the plan and severance associated with the reorganization of our markeing and new media operations. Additionally, we recorded charges of $2.6 million and $1.1 million in depreciation expense and equity in income (loss) of affiliated companies, respectively, related to the plan. We anticipate that this plan will be completed by the end of 2001 through the destruction or sale of the identified items. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, as detailed in Note 4 to the financial statements, we changed the accounting estimates related to our rental library, including residual values and useful lives. As a result of the changes in estimates, cost of sales was $102.1 million higher for both the three and nine months ended September 30, 2001 than it would have been under the previous method.

   Also during the third quarter of 2001, we recorded $27.6 million in selling, general and administrative expenses relating to two outstanding lawsuits.

   The following is a summary of the impact of the above described special item charges and change in accounting estimates on our operating results during the periods presented:

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                             --------------------------------         --------------------------------
                                                2000                 2001                2000                 2001
                                              --------             --------            --------             --------
Operating income (loss).............           $  --                $(355.3)            $  --                $(355.3)
Net loss............................              --                 (226.0)               --                 (226.0)

   Excluding the special item charges and the change in accounting estimates, operating results would have been as follows:

                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                             --------------------------------         --------------------------------
                                                2000                 2001                2000                 2001
                                              --------             --------            --------             --------
Revenues............................          $1,193.8             $1,264.7            $3,619.3             $3,798.6
Cost of sales.......................             472.1                507.3             1,469.9              1,522.6
                                              --------             --------            --------             --------
Gross profit........................             721.7                757.4             2,149.4              2,276.0
Operating expenses..................             704.0                719.6             2,080.0              2,168.2
                                              --------             --------            --------             --------
Operating income (loss), excluding
 special item charges and the
 change in accounting estimates.....          $   17.7             $   37.8            $   69.4             $  107.8
                                              ========             ========            ========             ========


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

  Revenues. Revenues of $1,264.7 million in the third quarter of 2001 increased $70.9 million, or 5.9%, from $1,193.8 million in the third quarter of 2000. The increase in revenues was primarily due to an increase in worldwide same store revenues of 4.9%, a net increase in the number of company-operated stores of 176 to 6,348 at September 30, 2001 from 6,172 at September 30, 2000 and a royalty payment for a technology licensing agreement, which expired during the third quarter of 2001. These increases in the third quarter of 2001 were mitigated by the recognition in the third quarter of 2000 of the remaining $12.3 million of deferred revenue related to our U.S. promotional and customer database services and licenses agreement. The increase in worldwide same store revenues reflects a 3.3% increase in same store revenues from our domestic operations and a 12.5% increase in same store revenues from our international operations. The increase in domestic same store revenues was primarily due to a box office advantage between titles that became available in the third quarter of 2001 as compared to the titles that became available in the third quarter of 2000. The increase in same store revenues from our international operations was primarily due to the impact of copy depth programs in key international markets.

     Rental Revenues. Rental revenues are generated from the rental of VHS, DVD and games and any eventual sale of previously rented VHS, DVD and games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, which we implemented in February 2000, a customer pays for the initial rental at the time product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer's rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement.

     Rental revenues of $1,083.3 million in the third quarter of 2001 increased $64.3 million, or 6.3%, from $1,019.0 million in the third quarter of 2000. Following is a summary of rental revenues by product category:

                                Three Months Ended September 30,
                                --------------------------------    Percent
                                     2000             2001          Change
                                ---------------  ---------------  ----------
     VHS Rental Revenues           $  826.9         $  762.7         (7.8)%
     DVD Rental Revenues               74.4            214.6        188.4%
     Game Rental Revenues             117.7            106.0         (9.9)%
                                   --------         --------
         Rental Revenues           $1,019.0         $1,083.3          6.3%
                                   ========         ========

     The increase in rental revenues was primarily due to an increase in worldwide same store rental revenues of 4.7% and the net increase in the number of company-operated stores of 176. The increase in worldwide same store rental revenues reflects an increase in domestic same store rental revenues of 3.5%, and an increase in international same store rental revenues of 11.1%. The increase in worldwide same store rental revenues was primarily due to (i) continued growth in DVD rental revenues, which increased from 7.3% of rental revenues in the third quarter of 2000 to 19.8% of rental revenues in the third quarter of 2001, (ii) the box office advantage and (iii) the impact of copy depth programs in key international markets. These increases were partially offset by a 7.8% decrease in VHS rental revenues and a 9.9% decrease in game rental revenues.


     Merchandise Sales. Merchandise sales of $152.9 million in the third quarter of 2001 increased $6.8 million, or 4.7%, from $146.1 million in the third quarter of 2000. The primary reasons for the increase in merchandise sales were (i) an 18.7% increase in international same store merchandise sales primarily due to an increase in international retail DVD sales, (ii) the net increase in company-operated stores of 176, and (iii) a 1.8% increase in domestic same store merchandise sales. The increase in domestic same store merchandise sales was driven by an increase in domestic retail DVD sales, which was partially offset by decreases: (i) in domestic retail VHS sales,
  (ii) due to the discontinuation of music sales in our stores, and (iii) in domestic phone card sales .

    Cost of Sales. Cost of sales of $819.2 million in the third quarter of 2001 increased $347.1 million from $472.1 million in the third quarter of 2000. Excluding the impacts of the change in accounting estimates and special item charges of $311.9 million, cost of sales of $507.3 million in the third quarter of 2001 increased $35.2 million, or 7.5%, from $472.1 million in the third quarter of 2000, primarily due to the increase in company-operated stores of
176. Excluding the impacts of the change in accounting estimates and special item charges, cost of sales as a percentage of total revenues increased to 40.1% in the third quarter of 2001 from 39.5% in the third quarter of 2000. The increase in cost of sales as a percentage of revenues was primarily due to a decrease in international rental margins in the third quarter of 2001 as compared to the third quarter of 2000, due to the increase in revenues generated through copy depth program arrangements in key international markets. The increase in cost of sales as a percentage of revenues was partially offset by
(i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals and (iii) an increase in margins on previously viewed product sales generated by higher average unit selling prices as a result of an increase in previously viewed DVD sales as a percentage of total previously rented product sales.

  Gross Profit. Gross profit of $445.5 million in the third quarter of 2001 decreased $276.2 million from $721.7 million in the third quarter of 2000. Excluding the impacts of the change in accounting estimates and special item charges, gross profit of $757.4 million in the third quarter of 2001 increased $35.7 million, or 4.9%, from $721.7 million in the third quarter of 2000. For 2001, excluding the impacts of the change in accounting estimates and special item charges, gross profit as a percentage of total revenues decreased to 59.9% from 60.5% in the third quarter of 2000. The decrease in gross margin was due to the increase in cost of sales as a percentage of revenues described above.

  Operating Expenses. Total operating expenses of $763.0 million in the third quarter of 2001 increased $59.0 million from $704.0 million in the third quarter of 2000. Excluding the impact of special item charges, total operating expenses of $719.6 million in the third quarter of 2001 increased $15.6 million, or 2.2%, from $704.0 million in the third quarter of 2000. This increase was primarily due to the net increase of 176 company-operated stores. Excluding the impact of special item charges, total operating expenses as a percentage of total revenues decreased to 56.9% in the third quarter of 2001 compared to 59.0% in the third quarter of 2000. The decrease in operating expenses as a percentage of total revenues was primarily related to a decrease in selling, general and administrative expenses as a percentage of revenues, which was primarily due to a decrease in bad debt expense and a decrease in consulting fees related to our new media operations. The increase in total operating expenses, excluding special item charges, also resulted from the following:

     Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional, and corporate levels, as a percentage of total revenues decreased to 48.6% for the third quarter of 2001 from 50.5% in the third quarter of 2000. Selling, general and administrative expense of $615.1 million in the third quarter of 2001 increased $12.5 million, or 2.1%, from $602.6 million in the third quarter of 2000. The dollar increase in the third quarter of 2001 resulted from the following items. Compensation increased $14.7 million primarily related to additional personnel needed to support our store growth and increased health insurance costs. Occupancy costs increased $2.4 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. These increases were partially offset by a decrease in other corporate and store expenses of $3.5 million due primarily to a reduction in bad debt expense and a decrease in consulting fees incurred by our new media operations. Selling and advertising expense also decreased by $1.1 million, primarily due to lower spending on direct mail, partially offset by an increase in expenses related to our BLOCKBUSTER Rewards (R) program.

     Depreciation Expense. Depreciation expense of $62.0 million in the third quarter of 2001 increased $4.6 million as compared to $57.4 million in the third quarter of 2000. Excluding special item charges, depreciation expense of $59.4 million in the third quarter of 2001 increased $2.0 million, or 3.5%, as compared to $57.4 million in the third quarter of 2000. The increase in depreciation expense was primarily attributable to the net increase of 176 company-operated stores. This reduction was partially offset by the reduction of depreciation expense on certain hardware and software associated with the e-commerce portion of blockbuster.com that was written down in the fourth quarter of 2000.

  Interest Expense. Interest expense of $17.4 million in the third quarter of 2001 decreased $11.6 million, or 40.0%, as compared to $29.0 million in the third quarter of 2000. The decrease in interest expense was primarily due to lower average interest rates on our credit facility and a lower average debt balance outstanding.

  Provision for Income Taxes. We recognized a benefit for income taxes of $108.0 million in the third quarter of 2001 as compared to a provision of $10.1 million in the third quarter of 2000. The benefit for the third quarter of 2001 includes a benefit of $129.8 million related to the impact of the change in accounting estimates for rental library and special item charges. Excluding the impact of the change in accounting estimates for rental library and special item charges, we recognized a provision for income taxes of $21.8 million in the third quarter of 2001 as compared to $10.1 million in the third quarter of 2000. The 2001 and

2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. Additionally, we did not recognize a benefit for losses recognized in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes excluding the impact of the change in accounting estimates for rental library and special item charges increased primarily due to higher earnings before taxes for both foreign and domestic operations. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future, which would result in a reduction of the related valuation allowance and an increase in net income.

  Net Loss. The consolidated net loss of $224.9 million for the third quarter of 2001 represents an increase in net loss of $205.6 million from the third quarter of 2000. Excluding the impact of the change in accounting estimates for our rental library and special item charges, the consolidated net income of $1.1 million in the third quarter of 2001 reflects an increase in net income of $20.4 million from a net loss of $19.3 million in the third quarter of 2000. This increase in net income was due to the changes discussed above.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

  Revenues. Revenues of $3,798.6 million for the nine months ended September 30, 2001 increased $179.3 million, or 5.0%, from $3,619.3 million for the nine months ended September 30, 2000. The increase in revenues was primarily due to the net increase in the number of company-operated stores of 176, increases in worldwide same store revenues of 2.5% and an increase in revenues from our DIRECTV initiative. The increase in worldwide same store revenues reflects a 12.4% increase in same store revenues from our international operations and a 0.5% increase in same store revenues from our domestic operations. The increase in same store revenues from our international operations was primarily due to the impact of copy depth programs in key international markets. The increase in domestic same store revenues was primarily due to a box office advantage between titles that became available in the nine months ended September 30, 2001 as compared to the titles that became available in the nine months ended September 30, 2000.

     Rental Revenues. Rental revenues of $3,235.9 million for the nine months ended September 30, 2001 increased $163.1 million, or 5.3%, from $3,072.8 million for the nine months ended September 30, 2000. Following is a summary of rental revenues by product category:


                                Nine Months Ended September 30,
                                --------------------------------    Percent
                                     2000             2001          Change
                                ---------------  ---------------  ----------
     VHS Rental Revenues           $2,533.7         $2,357.9         (6.9)%
     DVD Rental Revenues              185.5            546.8         194.8%
     Game Rental Revenues             353.6            331.2         (6.3)%
                                   --------         --------
       Rental Revenues             $3,072.8         $3,235.9           5.3%
                                   ========         ========

     The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 176 and an increase in worldwide same store rental revenues of 2.8%. The increase in worldwide same store rental revenues reflects an increase in international same store rental revenues of 12.7% and an increase in domestic same store rental revenues of 1.0%. The increases in same store rental revenues were primarily due to (i) continued growth in DVD rental revenues, which increased from 6.0% of rental revenues for the nine months ended September 30, 2000 to 16.9% of rental revenues for the nine months ended September 30, 2001, (ii) the impact of copy depth programs in key international markets, and (iii) the box office advantage. These increases were partially offset by a 6.9% decrease in worldwide VHS rental revenues and a 6.3% decrease in game rental revenues.

     Merchandise Sales. Merchandise sales of $479.5 million for the nine months ended September 30, 2001 increased $0.9 million, or 0.2%, from $478.6 million for the nine months ended September 30, 2000. The primary reasons for the increase in merchandise sales were a net increase in company-operated stores of 176 and a 0.3% increase in worldwide same store merchandise sales. The increase in worldwide same-store merchandise sales reflects an 11.2% increase in international same store sales, primarily due to an increase in international retail DVD sales. This increase was partially offset by a 4.0% decrease in domestic same store merchandise sales. The decrease in domestic same store merchandise sales was driven by (i) a decrease in retail VHS sales,
  (ii) a decrease in licensed merchandise sales, and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in domestic retail DVD sales.

  Cost of Sales. Cost of sales of $1,834.5 million for the nine months ended September 30, 2001 increased $364.6 million from $1,469.9 million for the nine months ended September 30, 2000. Excluding the impacts of the change in accounting estimates and special item charges of $311.9 million, cost of sales of $1,522.6 million for the nine months ended September 30, 2001 increased $52.7 million, or 3.6%, from $1,469.9 million for the nine months ended September 30, 2000 primarily due to the net increase in the number of company-operated stores of 176. Excluding the impacts of the change in accounting estimates and special item charges, cost of sales as a percentage of total revenues improved to 40.1% for the nine months ended September 30, 2001 from 40.6% for the nine months ended September 30, 2000. The improvement in cost of sales as a percentage of revenues was primarily due to (i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals, and
(iii) an increase in margins on previously viewed product sales generated by higher average unit selling prices as a result of an increase in previously viewed DVD sales as a percentage of previously viewed product sales. These items were partially offset by a decrease in international rental margins for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, due to the increase in revenues generated through copy depth program arrangements in key international markets.

  Gross Profit. Gross profit of $1,964.1 million for the nine months ended September 30, 2001 decreased $185.3 million from $2,149.4 million for the nine months ended September 30, 2000. Excluding the impacts of the change in accounting estimates and special item charges, gross profit of $2,276.0 million for the nine months ended September 30, 2001 increased $126.6 million, or 5.9%, from $2,149.4 million for the nine months ended September 30, 2000. For 2001, excluding the impacts of the change in accounting estimates and special item charges, gross profit as a percentage of total revenues increased to 59.9% from 59.4% for the nine months ended September 30, 2000. The increase in gross margin was due to the decrease in cost of sales as a percentage of revenues described above.

  Operating Expenses. Total operating expenses of $2,211.6 million for the nine months ended September 30, 2001 increased $131.6 million from $2,080.0 million for the nine months ended September 30, 2000. Excluding the impact of special item charges, total operating expenses of $2,168.2 million for the nine months ended September 30, 2001 increased $88.2 million, or 4.2%, from $2,080.0 million for the nine months ended September 30, 2000. This increase was primarily due to the net increase of 176 company-operated stores. Excluding the impact of special item charges, total operating expenses as a percentage of total revenues were 57.1% for the nine months ended September 30, 2001 compared to 57.5% for the nine months ended September 30, 2000. The decrease in total operating expenses, excluding the impact of special item charges, resulted from the following:

     Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional, and corporate levels, as a percentage of total revenues remained consistent at 48.8% for both the nine months ended September 30, 2001 and 2000. Selling, general and administrative expense of $1,854.8 million for the nine months ended September 30, 2001 increased $88.0 million, or 5.0%, from $1,766.8 million for the nine months ended September 30, 2000. The dollar increase for the nine months ended September 30, 2001 resulted from the following items. Compensation increased $59.3 million primarily related to additional personnel needed to support our store growth, increased customer service initiatives and increased health insurance costs. Occupancy costs increased $20.8 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. Selling and advertising expense increased $0.3 million primarily due to increased expenses related to our BLOCKBUSTER Rewards (R) program, which were partially offset by lower spending on direct mail. Other corporate and store expenses increased $7.6 million due primarily to the growth of our business, including the increase in the number of company-operated stores, and an increase in litigation expenses. These increases were partially offset by a decrease in expenses associated with blockbuster.com, primarily related to a reduction in consulting costs.

     Depreciation Expense. Depreciation expense of $183.2 million for the nine months ended September 30, 2001 increased $2.5 million as compared to $180.7 million for the nine months ended September 30, 2000. Excluding the impact of special item charges, depreciation expense of $180.6 million for the nine months ended September 30, 2001 decreased $0.1 million, or 0.1%, as compared to $180.7 million for the nine months ended September 30, 2000. The decrease was primarily attributable to the reduction of depreciation expense on certain hardware and software associated with the e-commerce portion of blockbuster.com that was written down in the fourth quarter of 2000. This reduction was partially offset by depreciation expense related to the net increase of 176 company-operated stores.

  Interest Expense. Interest expense of $61.9 million for the nine months ended September 30, 2001 decreased $26.1 million, or 29.7%, as compared to $88.0 million for the nine months ended September 30, 2000. The decrease in interest expense was primarily due to lower average interest rates on our credit facility and lower average debt outstanding.

  Provision for Income Taxes. We recognized a benefit for income taxes of $69.5 million in the nine months ended September 30, 2001 as compared to a provision of $40.7 million in the third quarter of 2000. The benefit for the third quarter of 2001 includes a benefit of $129.8 million related to the impact of the change in accounting estimates for rental library and special item charges. Excluding the impact of the change in accounting estimates for rental library and special item charges, we recognized a provision for income taxes of $60.3 million for the nine months ended September 30, 2001 as compared to $40.7 million in the nine months ended September 30, 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. Additionally, we did not recognize a benefit for losses recognized in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. The provision for income taxes excluding the impact of the change in accounting estimates for rental library and special item charges increased primarily due to higher earnings before taxes for both domestic and foreign operations. We review our net operating losses on a country by country basis and may determine in the future that some or all of the net operating losses generated in the past will be utilized in the future, which would result in a reduction of the related valuation allowance and an increase in net income.

  Net Loss. The consolidated net loss of $235.8 million for the nine months ended September 30, 2001 represents an increase in net loss of $184.5 million from the nine months ended September 30, 2000. Excluding the impact of the change in accounting estimates for our rental library and special item charges, the consolidated net loss of $9.8 million in the third quarter of 2001 reflects a decrease in net loss of $41.5 million from a net loss of $51.3 million in the third quarter of 2000. This increase in net income was due to the changes discussed above.


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

Capital Structure

  On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $455.0 million of available borrowing capacity under the long-term revolver at September 30, 2001. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at September 30, 2001 for borrowings under the credit agreement was 5.0%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2001).

  The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2001, we were in compliance with all financial covenants under the credit agreement.

  In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and
138. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings.

  The following table sets forth our current portion of long-term debt:

                                                                                 At December 31,    At September 30,
                                                                                       2000               2001
                                                                                      -----             ------
  Current maturities of term loan..............................................          --              100.0
  Current maturities of equipment term loan....................................         6.7                7.1
  Current maturities of all other obligations..................................         1.3                6.5
                                                                                      -----             ------
  Total current portion of long-term debt......................................       $ 8.0             $113.6
                                                                                      =====             ======

  The following table sets forth our long-term debt, less current portion:

                                                                                At December 31,    At September 30,
                                                                                      2000              2001
                                                                                      ----              ----
  Term loan, interest rate 7.9% and 5.0% at December 31, 2000 and
    September 30, 2001, respectively, due in quarterly installments beginning
    April 2002.................................................................       $  600.0          $ 500.0
  Long-term revolving credit facility, interest rate 8.0% and 5.1% at December
   31, 2000 and September 30, 2001, respectively, due July 2004................          422.0            245.0

  Equipment term loan, interest rate of 8.0% payable monthly through April
   2005, secured by certain equipment..........................................           15.5             10.2

  All other obligations........................................................            1.5               --
                                                                                      --------          -------
  Total long-term debt, less current portion...................................       $1,039.0          $ 755.2
                                                                                      ========          =======

Consolidated Cash Flows

  Operating Activities. Net cash flows from operating activities decreased $34.9 million, or 4.6%, from $766.8 million for the nine months ended September 30, 2000 to $731.9 million for the nine months ended September 30, 2001. Excluding the impacts of the change in accounting estimates and special item charges, the most significant reason for the decrease in cash flows from operating activities was the $164.0 million difference in the decrease in accounts payable from a $77.0 million decrease for the nine months ended September 30, 2000 to a $241.0 million decrease for the nine months ended September 30, 2001, mainly due to the timing of payments. The decrease in cash flows provided by the decrease in merchandise inventories of $55.3 million, from $63.1 million for the nine months ended September 30, 2000 to $7.8 million for the nine months ended September 30, 2001 also contributed to the decrease in cash flows from operating activities. These decreases were partially offset by an improvement in income before depreciation and amortization, excluding the impacts of the change in accounting estimates and special item charges, of $170.0 million.

  Investing Activities. Net cash used in investing activities decreased $99.6 million from $715.5 million for the nine months ended September 30, 2000 to $615.9 million in the nine months ended September 30, 2001. This decrease was due to an $82.7 million decrease in capital expenditures and a $33.7 million decrease in cash used for acquisitions. The decrease in capital expenditures was primarily due to fewer new store openings and lower expenditures related to initiatives associated with blockbuster.com in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in cash used for acquisitions was due to the fact that we did not have any acquisitions in the nine months ended September 30, 2001.

  Financing Activities. Net cash used in financing activities increased $159.2 million from $39.1 million for the nine months ended September 30, 2000 to $198.3 million for the nine months ended September 30, 2001. This increase was primarily due to a net pay-down of long-term debt under our credit facility of $172.0 million for the nine months ended September 30, 2001 as compared to a net pay-down of $25.0 million in long-term debt under our credit facility in the nine months ended September 30, 2000, as we utilized our positive free cash flow to pay down our debt.

Other Financial Measurements: Working Capital

  At September 30, 2001, we had cash and cash equivalents of $110.0 million. Working capital, however, reflected a deficit of $298.6 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

  This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our re-merchandising plan and the anticipated financial impact of the plan; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management's current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others: our ability to effectively execute our re-merchandising plan and consumer response to the re-merchandising; consumer demand for newly released DVD and VHS rental product and other Blockbuster product and service offerings; our ability to reach agreements with studios on acceptable commercial terms; the impact of competitive product and service offerings and pricing; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business we employ established policies and procedures to manage these risks.

Interest Rate Risk

  Total outstanding borrowings under our credit agreement at September 30, 2001 were $845.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at September 30, 2001 for these borrowings was 5.0%.

  In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $4.5 million.

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

  Our operations outside the United States constituted 20.1% and 19.7% of our total revenues for the three and nine months ended September 30, 2001, respectively. Our operations in Europe constituted 9.7% of our total revenues for both the three and nine months ended September 30, 2001. The majority of these sales are from Great Britain, which has not adopted the Euro.

Recent Accounting Pronouncements

  On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We are required to implement SFAS 141 for business combinations entered into on or after July 1, 2001.

  On June 29, 2001, the FASB also approved SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to believe that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. We are required to implement SFAS 142 on January 1, 2002 and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

  In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. The adoption of SFAS 144 will not have a material effect on our financial statements.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  As discussed in Blockbuster's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and its Form 10-Q for the quarterly period ended March 31, 2001, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue sharing arrangements, and a similar lawsuit is also pending in California state court. The California state court plaintiffs are now seeking class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in the litigation.

  As discussed in Blockbuster's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and its Form 10-Q for the quarterly period ended March 31, 2001, on May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs seek as damages to themselves and those similarly situated is not set forth in the complaint. In January 2001, the trial court judge certified a class. Blockbuster reached a preliminary settlement in this case and, on October 1, 2001, the court preliminarily approved the parties' proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the proposed settlement, the maximum settlement amount Blockbuster would be required to pay would be $12 million. Final approval of the proposed settlement is subject to a final court order. Blockbuster believes the plaintiffs' position in this case is without merit and, if the settlement is not approved, Blockbuster intends to vigorously defend itself in any litigation.

  As discussed in Blockbuster's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and its Forms 10-Q for the quarterly periods ended March 31, 2001, and June 30, 2001, Blockbuster is a defendant in 23 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and August 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the prepaid initial rental period. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. Blockbuster reached a preliminary settlement in two of the Texas cases, and on April 11, 2001, a Texas state court preliminarily approved the parties' proposed settlement agreement, which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001. Under the proposed settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Confirmation of a settlement is subject to a final court order. Blockbuster has the right to rescind the settlement agreement if more than 3,000 class members exclude themselves from the settlement. Either party will have the right to terminate the settlement agreement if (i) the court does not approve a settlement after the fairness hearing or (ii) the court does approve a settlement, but enters a final order that is not substantially in the form submitted to it, including changes to the order relating to the payment of attorneys' fees. Several parties intervened in the Texas state court action and appealed the court's preliminary approval of the settlement. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. On September 13, 2001, the Illinois Supreme Court denied Blockbuster's petition for leave to appeal the Illinois trial court's denial of the motion to stay. Blockbuster believes the plaintiffs' positions in these cases are without merit and, if the settlement reached in Texas is not approved, Blockbuster intends to vigorously defend itself in any litigation.

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


                            Blockbuster Inc.

                            By:            /s/   Larry J. Zine
                                ------------------------------------------------
                                                Larry J. Zine
                                   Executive Vice President, Chief Financial
                                    Officer and Chief Administrative Officer
                                    (on behalf of the Registrant and in his
                                    capacity as principal financial officer)

Date:  November 14, 2001

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