Form 10-K
period 2001-12-31
BLOCKBUSTER INC
filed 2002-03-29
CIK 1085734

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______ to ________

                       Commission File Number 001-15153

                               -----------------

                               BLOCKBUSTER INC.
            (Exact name of registrant as specified in its charter)

                       DELAWARE                     52-1655102
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)    Identification Number)

                               -----------------

                                1201 Elm Street
                              Dallas, Texas 75270
                                (214) 854-3000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
                 Title of Each Class                    Which Registered
                 -------------------                ------------------------
   Class A Common Stock, $.01 par value per share    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 8, 2002, 34,019,354 shares of class A common stock, $.01 par value per share, and 144,000,000 shares of class B common stock, $.01 par value per share, were outstanding. The aggregate market value of the registrant's common stock held by non-affiliates was about $802,078,371, based on the closing price of $23.69 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the annual meeting of stockholders of the registrant to be held during 2002 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               BLOCKBUSTER INC.

                              INDEX TO FORM 10-K

                                                                                               Page
                                                                                               ----
PART I
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................  16
Item 3.  Legal Proceedings....................................................................  16
Item 4.  Submission of Matters to a Vote of Security Holders..................................  17

PART II
Item 5.  Market for Our Common Equity and Related Stockholder Matters.........................  18
Item 6.  Selected Financial Data..............................................................  18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  42
Item 8.  Financial Statements and Supplementary Data..........................................  43
Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.  72

PART III
Item 10. Directors and Executive Officers of the Registrant...................................  73
Item 11. Executive Compensation...............................................................  73
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  73
Item 13. Certain Relationships and Related Transactions.......................................  73

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  74

                                    PART I

Item 1.  Business

                             BLOCKBUSTER OVERVIEW

   Blockbuster Inc. is the world's leading provider of rentable home videocassettes, DVDs and video games, with nearly 8,000 stores in the United States, its territories and 26 other countries as of December 31, 2001. According to research conducted for Blockbuster, our BLOCKBUSTER(R) brand achieves nearly 100% recognition with active movie renters in the United States. During 2001, we implemented a number of key initiatives to strengthen our core business and drive growth in profitability, while continuing to make progress with initiatives designed to leverage our brand and capitalize on new revenue streams. Reflecting these improvements, our worldwide revenues increased to over $5.1 billion in 2001. Of these revenues, 80.0% were generated in the United States and 20.0% were generated outside of the United States.

                               INDUSTRY OVERVIEW

Domestic Home Video--Movies

   According to Paul Kagan Associates, at-home movie consumer spending in the United States increased from about $21.3 billion in 2000 to about $22.2 billion in 2001 and is projected to increase to about $38.6 billion by 2010. The U.S. retail home video industry, which includes the rental and sale of movies on videocassette ("VHS") and DVD, represented about $20.3 billion of the 2001 revenues. The remainder of the revenues were generated by consumer purchases of movies through pay-per-view and other specialized cable and satellite services. Although Kagan expects the U.S. retail home video industry to decline as a percentage of overall at-home movie consumer spending over the next ten years, we believe that the DVD format, with its superior sound and picture quality, will drive continued growth in the industry. According to Kagan estimates, the number of U.S. DVD households nearly doubled during 2001 to close to a quarter of U.S. television households. Kagan projects that this will increase to nearly 49% of U.S. television households by the end of 2003 and over 75% of U.S. television households by the end of 2009.

   We believe that the combination of the following factors, among others, continue to make VHS and DVD rental a preferred medium of entertainment for millions of customers:

   . the value gained through the ability to entertain people at home for a reasonable price;

   . the opportunity to browse among a very broad selection of movies; and

   . the ability to control the viewing experience, such as the ability to start, stop, pause, fast-forward and rewind.

In addition, some DVDs offer extra features such as outtakes, director commentary and the ability to skip directly to scenes, rather than fast-forwarding and rewinding. The DVD format, unlike the VHS format, also allows for several language tracks on the same disk.

   A competitive advantage that the U.S. retail home video industry currently enjoys over most other movie distribution channels, except theatrical release, is the early timing of its "distribution window." As discussed below under "--Movie Studio Dependence on the Retail Home Video Industry," the retail home video industry is a critical source of revenue to U.S. movie distributors. In order to maximize this revenue, studios make their movies available to home video retailers, including Blockbuster, for specified periods of time after their initial theatrical release. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television.

The length of this exclusive distribution window for home video retailers varies, but has typically ranged from about 45 to 60 days for domestic video retailers. Thereafter, movies are made sequentially available to television distribution channels.

   Currently, there is also a "rental window" for most VHS titles. Studios have traditionally released VHS titles that they want to promote primarily for rental at relatively high wholesale prices. As rental demand subsides, the studios reduce the pricing in order to promote sales to consumers. The period during which the VHS titles are released at higher prices is commonly referred to as the "rental window," because the prices are too high to generate consumer demand for purchasing them. In contrast, although studios are releasing movies to home video retailers on DVD at the same time as they are releasing the same movies on VHS, studios have not created a rental window for movies released on DVD. Rather, the studios are releasing movies on DVD at relatively low initial prices, called "sell-through" pricing, and are promoting DVDs for both purchase and rental from the beginning of the distribution window. Studios have traditionally reserved sell-through pricing on VHS product for titles that have mass ownership appeal, such as children's movies or movies that generate high box office returns.

   The traditionally higher wholesale pricing of VHS product promoted for rental has made it difficult for video retailers to purchase enough copies of new VHS releases to satisfy consumer demand. As a result, major studios have entered into VHS revenue-sharing and copy depth arrangements directly with several video retailers, including us. These arrangements, which are discussed under "Our Business--Merchandising," have enabled participating home video retailers to minimize up-front costs and thereby substantially increase the quantity and selection of newly released VHS movies that they are able to stock. In exchange, video stores generally share with the studios an agreed-upon percentage of the video stores' VHS rental revenues on a per transaction basis for a limited period of time. Although some studios have begun entering into DVD revenue-sharing arrangements, the current sell-through pricing for DVDs has enabled video retailers such as Blockbuster to purchase substantial quantities of DVDs with or without these arrangements.

   We believe that the studios' promotion of DVDs for both sale and rental has served to accelerate consumer interest in the format. However, it has also served to increase competition from mass merchant retailers, as discussed under "Cautionary Statements--Cautionary Statements Relating to Our Video Store Business--Our Business Could be Negatively Affected by Changes in the Studios' Pricing Policies."

International Home Video--Movies

   According to Kagan, the international retail home video industry has also significantly benefited from consumer interest in the DVD format and its multiple language capabilities. Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movie titles. In addition, competition in many of our international markets tends to be more fragmented.

Movie Studio Dependence on the Retail Home Video Industry

   According to Kagan estimates, the retail home video industry is the largest source of U.S. revenue to U.S. movie distributors, representing about $9.3 billion, or 46.5%, of the $20.0 billion of revenue in 2001. The following table represents Kagan's estimates of total movie distributor revenue, including revenues from theatrical releases.

                                           Year Ended December 31,
                                   ---------------------------------------
                                    1997    1998    1999    2000    2001
                                   ------- ------- ------- ------- -------
                                                (in millions)
U.S. retail home video revenue
  (rental and sale)............... $ 6,306 $ 6,811 $ 7,206 $ 8,146 $ 9,305
U.S. theatrical revenue...........   2,937   3,275   3,790   4,175   4,416
Other U.S. revenue*...............   4,456   4,792   5,339   5,767   6,293
                                   ------- ------- ------- ------- -------
   Total U.S. revenue.............  13,699  14,878  16,335  18,088  20,014
                                   ------- ------- ------- ------- -------
International retail home video
  revenue (rental and sale)....... $ 4,406 $ 4,436 $ 4,650 $ 4,957 $ 5,363
International theatrical revenue..   3,289   3,684   3,608   3,464   3,325
Other international revenue*......   4,545   5,265   5,989   6,483   7,105
                                   ------- ------- ------- ------- -------
   Total international revenue....  12,240  13,385  14,247  14,904  15,793
                                   ------- ------- ------- ------- -------
       Total revenue.............. $25,939 $28,263 $30,582 $32,992 $35,807
                                   ======= ======= ======= ======= =======

--------
* Includes revenues from network TV and syndication, pay TV, basic cable, pay-per-view, direct broadcast satellite, video-on-demand, and hotels and airlines, as well as revenues from merchandise licensing.

   Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. In addition to purchasing box office hits, video rental stores, including those operated by us, purchase movies on VHS and DVD that were not successful at the box office, thus providing the movie studios with a reliable source of revenue for almost all of their movies. We believe that the consumer is more likely to view movies that were not box office hits on a rented videocassette or DVD than through most other post-theatrical distribution channels because video rental stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles. In addition, we believe the relatively low cost of VHS and DVD rentals encourages consumers to rent films they might not pay to view at a theater or desire to own.

Retail Home Video Game Rental Industry

   The retail home video game rental industry has traditionally been affected by changing technology, limited hardware platform lifecycles and consumer interest in software titles. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. This pattern was evidenced over the last two years with the anticipated launches of Sony PlayStation 2 in 2000 and Nintendo GameCube and Microsoft Xbox in 2001. According to VidTrac, domestic game rental revenues grew only 4.3% in 2000 and declined 31.0% in 2001, reflecting the impact of shortages of Sony PlayStation 2 hardware upon its release in the fourth quarter of 2000 and delayed launches of the Nintendo GameCube and Microsoft Xbox hardware platforms to the fourth quarter of 2001. However, industry experts predict that the introduction of these platforms will now contribute to a growth cycle. We believe the game rental industry will play an important role in this growth cycle, due in part to the relatively high purchase prices for games and hardware. Video games typically generate most of their rental revenue during the first twelve months after their release. We believe that during this time period, the difference between the retail price and the rental price of a new video game is typically high enough to make rentals an attractive alternative for customers.

                                 OUR BUSINESS

   Blockbuster is the world's leading provider of rentable home videocassettes, DVDs and video games, with nearly 8,000 stores in the United States, its territories and 26 other countries as of December 31, 2001. Our BLOCKBUSTER brand achieves nearly 100% recognition with active movie renters in the United States. This brand recognition and leading market position have allowed us to create one of the strongest entertainment franchises in the United States. During 2001, we implemented initiatives designed to strengthen our core business, drive growth in profitability, leverage our brand and capitalize on new revenue streams. We also continued to increase our market share of the domestic video rental business. Reflecting these improvements, our 2001 worldwide revenues increased about 4.0% from 2000, with 80.0% of the worldwide revenues generated in the United States and 20.0% generated outside of the United States.

Business Model

   Our business model is designed to deliver long-term sustainable growth in our core business and to use our capital and resources in areas of business that we believe will provide incremental growth and return on investment. We have had four consecutive years of same store revenue growth and believe that our unique combination of core assets, such as our highly recognized global brand, our expansive customer and store base and our substantial marketing skills, position us for continued growth. The key elements of our business model are discussed below.

  Continued Profitable Growth in Our Core Business

   During 2001, we undertook a number of key initiatives to strengthen our core business and drive growth in profitability, including re-merchandising our stores to capitalize on the higher margin, fast-growing DVD format and dedicating more of our sales area to the next generation of video games and new business initiatives.

      DVD. Our goal is to exploit every opportunity to deliver increased revenues as a result of the high-growth DVD format and to solidify our position as the world's leading renter of DVDs. Currently, our average DVD rental margin is higher than our average VHS rental margin.

      In order to promote the DVD format, during 2001, we began selling DVD players in our stores worldwide and introduced innovative DVD marketing promotions, such as guaranteeing key title availability on DVD, packaging rental cards with the purchase of a DVD player and offering DVD rental passes. We intend to continue promoting the DVD format through direct mail, advertising and online efforts.

      Games. Our goal is to capitalize on the next generation of video games. We believe that the introduction of three new platforms, the growing consumer base and the multi-functionality of some of the new systems provide a significant growth opportunity. We plan to continue to expand our copy depth and title selection, with the goal of not only being the leading provider of rentable games, but also becoming a leading game destination. As the nation's leading renter of games, we believe that our brand, marketing ability, physical store presence and extensive database will enable us to enter into new gaming areas.

      In order to increase game rental awareness in our stores, we have offered numerous game promotions, including game rental passes, free game rentals with proof of purchase on any new game system, and sweepstakes for new game systems. We have also begun guaranteeing availability of selected new games. In addition, we have begun selling games hardware in approximately 3,000 of our U.S. stores and in some international markets.

      Other Initiatives. We continue to explore other ways to maximize the use of our store space to generate incremental profit. We have established ourselves as one of the leading retailers of DIRECTV System equipment and DIRECTV(R) programming packages in the United States. At the same time, through our marketing programs, we have used this business to generate incremental traffic to our stores. In addition, during 2001, we introduced a third-party store-within-a-store concept in approximately 130 of our stores.

   Although we decided not to proceed with a national roll-out of the concept, we were able to evaluate customer receptiveness to a consumer entertainment products offering. As a result of this evaluation and our experience with sales of DVD players and other consumer entertainment products, we are developing a plan to offer an assortment of consumer entertainment products that complement our core business, leverage the use of our store space and require minimal capital investment.

  Disciplined Store Growth

   Our expansive store presence, strong market share and customer transaction and real estate databases enable us to grow our store base in a disciplined manner. We plan to add most of our new stores in markets that we believe provide the greatest opportunity for incremental growth. Our databases allow our store development team to assess:

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

  Leveraging of Our Core Assets

   We have attained a strong store presence throughout the United States, with an estimated 64% of the U.S. population living within a ten-minute drive of one of our stores. Our extensive advertising and marketing capabilities allow us to promote awareness of the BLOCKBUSTER brand and our initiatives to satisfy consumer demands. Our ultimate objective is to make our name so recognizable and our strengths so visible that consumers will see no reason to go elsewhere for the products and services that we offer. During 2001, we established our brand in the pay-per-view business when we began co-branding pay-per-view movie channels on DIRECTV. We intend to continue to leverage our core business assets to extend our brand to new home entertainment distribution channels that position us to share in the projected growth in the overall home entertainment industry.

Merchandising

   We offer a wide selection of movies and video games for rent and purchase. Our goal is to stock each of our stores with a selection, quantity and format of merchandise that is customized for that store. Using our customer transaction database, we determine on a store-by-store basis the number of copies of each newly released movie that is to be offered by each U.S. store. We also offer a broad selection of time-tested popular movies, or "BLOCKBUSTER FAVORITES," and a wide variety of independent movies. In response to consumer demand, during 2001, we re-merchandised our stores to accommodate an expanded DVD selection. DVD rental revenues represented 18.5% of our rental revenues in 2001, compared to 6.9% in 2000, and increased to 23.4% of our rental revenues in the fourth quarter of 2001. We also expanded our quantity and selection of games. Game rental revenues represented 10.6% of our rental revenues in 2001, compared to 11.6% in 2000, but increased to 11.7% of our rental revenues in the fourth quarter of 2001. We expect DVD and game rental revenues to contribute to revenue growth and increase as a percentage of our overall rental revenues.

   Our customer transaction database allows us to periodically review each store's inventory of BLOCKBUSTER FAVORITES and identify movie titles within this category that have not been rented for a period of time. We offer these previously rented movies for sale and replace them with movies that we believe our customers are more interested in renting. We also sell some previously rented new release movies.

   We rent video games for use with Sony PlayStation and PlayStation 2, Nintendo 64, Microsoft Xbox, Nintendo GameCube and Game Boy Advance and other video game platforms in the majority of our domestic stores and many of our international stores. In these stores, we also sell previously rented video games. In addition, we sell new video games in most of our stores in markets outside of the United States and anticipate selling new games domestically later this year. We also rent video game consoles, as well as DVD players, in most of our domestic company-operated stores and sell other complementary products. In addition, during 2001, we began selling DVD players in stores worldwide.

Stores and Store Operations

   Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and markets for franchise stores. We seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. Our franchise program provides us with an additional avenue for expanding our consumer reach. Outside the United States, we plan to open most of our new company-operated stores in markets in which we already have a significant presence, as discussed under "--International Operations," below. In addition, we plan to add franchise and/or joint venture stores in other international markets.

   Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, psychographics, customer concentration levels and competition. We use our extensive real estate database and customer transaction database to continuously monitor market conditions and select strategic store locations.

   Store Development. During 2001, we opened 277 company-operated stores (including 181 domestically and 96 internationally) and closed or sold 119 company-operated stores (including 61 domestically and 58 internationally), for a net addition of 158 company-operated stores worldwide. We also opened or purchased 178 franchise or joint venture stores (including 88 domestically and 90 internationally) and closed or sold 32 franchise or joint venture stores (including 25 domestically and 7 internationally), for a net addition of 146 franchise and joint venture stores worldwide. Overall, domestically and internationally, we had a net addition of 304 stores.

   Store Format. We seek to place stores in locations that are convenient and visible to the public. We intend to continue to conveniently locate our stores by incorporating an appropriate store format using our extensive customer transaction and real estate databases to maximize revenues without significantly decreasing the revenues of our nearby stores. To do so, we generally operate one of three store formats. Our traditional store format is more than 4,000 square feet and is used in markets in which store-to-population ratios are low and in which we believe market conditions are optimal. We use a smaller store format to compete (i) primarily in rural areas or (ii) in markets that are located between our traditional stores without significantly decreasing the market shares of those traditional stores. We also use a store-in-store format within department stores, supermarkets and other stores in order to further expand our presence and meet demand in mature markets in which we already have a strong presence. We also periodically examine whether the formats of our existing stores are optimal for their location and may downsize or relocate existing stores as opportunities arise.

   Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours generally from 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores may vary depending on the franchise but, generally, the franchisees follow corporate store hours. Our U.S. stores employ an average of 14 people, including two assistant store managers and one store manager. International store operations vary by country.

   Store Locations. At December 31, 2001, in the United States and its territories, we operated 4,393 stores and our franchisees operated 981 stores. The following map sets forth the number of domestic stores we operated, including stores operated by our franchisees, as of December 31, 2001.

[Map of U.S.A. and its territories showing our total number of stores (company-operated and franchised stores) in each state and territory as follows:

                                                                       TOTAL
                 STATE OF TERRITORY                                    STORES
-------------------------------------------------------              ---------
ALABAMA .....................................................           64
ALASKA ......................................................           16
ARIZONA .....................................................          120
ARKANSAS ....................................................           21
CALIFORNIA ..................................................          668
COLORADO ....................................................          122
CONNECTICUT .................................................           57
DELAWARE ....................................................           12
DISTRICT OF COLUMBIA ........................................            7
FLORIDA .....................................................          393
GEORGIA .....................................................          186
HAWAII ......................................................           22
IDAHO .......................................................           12
ILLINOIS ....................................................          251
INDIANA .....................................................          103
IOWA ........................................................           27
KANSAS ......................................................           57
KENTUCKY ....................................................           71
LOUISIANA ...................................................           81
MAINE .......................................................            5
MARYLAND ....................................................          134
MASSACHUSETTS ...............................................          123
MICHIGAN ....................................................          176
MINNESOTA ...................................................           58
MISSISSIPPI .................................................           41
MISSOURI ....................................................          103
MONTANA .....................................................           11
NEBRASKA ....................................................           32
NEW HAMPSHIRE ...............................................           19
NEW JERSEY ..................................................          135
NEW MEXICO ..................................................           31
NEW YORK ....................................................          278
NEVADA ......................................................           55
NORTH CAROLINA ..............................................          124
NORTH DAKOTA ................................................            6
OHIO ........................................................          182
OKLAHOMA ....................................................           69
OREGON ......................................................           96
PENNSYLVANIA ................................................          193
PUERTO RICO .................................................           39
RHODE ISLAND ................................................           26
SOUTH CAROLINA ..............................................           71
SOUTH DAKOTA ................................................            8
TENNESSEE ...................................................           92
TEXAS .......................................................          536
UTAH ........................................................           55
VERMONT .....................................................            5
VIRGINIA ....................................................          132
VIRGIN ISLANDS ..............................................            2
WASHINGTON ..................................................          142
WEST VIRGINIA ...............................................           17
WISCONSIN ...................................................           79
WYOMING .....................................................            6
GUAM ........................................................            3]

   At December 31, 2001, outside of the United States, we operated 2,019 stores, and our franchisees and joint venture in which we own a minority interest operated 588 stores. The following table sets forth, by country, the number of stores operated by us and stores operated by our franchisees and joint venture as of December 31, 2001.

                                                                       Number of
                                                     Number of     Franchised and/or
                                                  Company-Operated   Joint Venture
COUNTRY (1)                                            Stores           Stores       Total(1)(2)
-----------                                       ---------------- ----------------- -----------
Great Britain....................................        678               --             678
Canada...........................................        361               --             361
Australia........................................        127              145             272
Mexico...........................................        224                5             229
Ireland (Republic) and Northern Ireland..........        203               --             203
Italy............................................         --              182             182
Spain............................................        108                7             115
Taiwan...........................................         80               21             101
Brazil...........................................         --               84              84
Argentina........................................         81                1              82
Chile............................................         73               --              73
Denmark..........................................         60               --              60
Thailand.........................................         --               24              24
New Zealand......................................         --               23              23
China (Hong Kong)................................         21               --              21
Portugal.........................................         --               18              18
Colombia.........................................         --               14              14
Venezuela........................................         --               14              14
Israel...........................................         --               13              13
Panama...........................................         --               10              10
Peru.............................................         --               10              10
El Salvador......................................         --                8               8
Ecuador..........................................         --                5               5
Guatemala........................................         --                3               3
Uruguay..........................................          3               --               3
Costa Rica.......................................         --                1               1
                                                       -----              ---           -----
International Store Total........................      2,019              588           2,607
                                                       =====              ===           =====

--------
(1) This does not include non-operating stores that are leased or owned.
(2) In addition to the stores listed in the chart, as of December 31, 2001, there were 96 video vending machines in Great Britain and Spain.

Marketing and Advertising

   We design our marketing and advertising campaigns to take advantage of opportunities in the marketplace, thereby maximizing the leverage of our marketing and advertising expenditures. We obtain information from our customer transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

   . our market share;

   . our level of store development and brand awareness relative to our competitors within the relevant market;

   . our evaluation of new industry trends;

   . local demographics; and

   . other local competitive issues.

   This enables us to focus our resources in areas that generate the best return on investment. In addition, our large store base and leading brand awareness allow us to implement programs such as BLOCKBUSTER REWARDS, BLOCKBUSTER GIFTCARDS, cross-promotional marketing programs and national promotional events.

   Worldwide, in the year ended December 31, 2001, we incurred $220.4 million in advertising expenses, which includes $172.2 million in the United States and $48.2 million internationally. In addition, some of our business alliances, including the studios, allow us to direct a significant amount of their home video advertising expenditures. Furthermore, the studios also incur additional expenditures to promote their newly released movies, which we believe drives consumers to our stores.

Franchise Operations

   We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2001, our franchisees operated 981 stores in the United States and our franchisees and joint venture in which we own a minority interest operated 588 stores internationally. Our franchisees generally are responsible for obtaining their own supplies and coordinating their own distribution system unless they participate under our U.S. VHS revenue-sharing arrangements. Accordingly, the franchisees participating in a U.S. VHS revenue-sharing arrangement may rely upon our distribution center to receive some portion of their VHS products.

   Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. The typical franchise agreement is a long-term agreement that governs the operations of the store. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, we provide optional programs and product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. Each franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises or that any new franchisees will be able to obtain desirable locations and acceptable leases.

International Operations

   We are the leading international provider of rentable home movies and video games. As of December 31, 2001, we had 2,607 stores operating under the BLOCKBUSTER brand and other brand names owned by us located throughout 26 markets outside of the United States. Of these stores, 588 were operated through our franchisees and our joint venture in which we own a minority interest. In 2001, 20.0% of our worldwide revenues were generated outside the United States, compared to 19.3% in 2000 and 19.4% in 1999. During 2001, we expanded our presence in Central America through franchising arrangements in Costa Rica and Guatemala. We expect our international store growth over the next several years to approach our domestic store growth.

   Our global presence allows us to capitalize on opportunities worldwide, as we continue to extend our U.S. concepts to our international markets. We believe this gives us an advantage over competitors that are solely dependent on their domestic business. During 2001, our international business continued to grow, with Canada, Ireland, the United Kingdom and Mexico accomplishing double digit or near double digit same store revenue growth. We intend to focus our store growth in these major markets. As with our U.S. operations, we are also implementing initiatives designed to increase existing store profitability.

   We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things:

   . store development and operations;

   . marketing; and

   . the purchasing, supplying and distribution of each store's products.

  Blockbuster.com

   Our primary focus for blockbuster.com is to support our stores and drive store revenues through promotional offers. During 2001, we reduced the site's e-commerce offerings and instead focused on other features such as:

   . information about movies;

   . integrated promotions between our in-store and online businesses; and

   . suggestions of movies based upon a customer's evaluation of selected films.

   As part of a cost reduction initiative, we are outsourcing some of our infrastructure services, including our e-commerce function, to third-party providers.

Suppliers and Purchasing Arrangements

   The following is a description of the suppliers to our domestic company-operated and franchised stores and our purchasing arrangements. Our international stores are supplied by a variety of suppliers.

   Company-Operated Stores. Our U.S. company-operated stores receive a substantial portion of their VHS rental product under our revenue-sharing arrangements. For titles acquired under our U.S. VHS revenue-sharing arrangements, we share an agreed upon percentage of our U.S. VHS rental revenues with the studios for a limited period of time, generally 26 weeks, in exchange for minimal fixed payments. This percentage may decline over a period of weeks following the initial release of the movie. In addition to this revenue-sharing component, common to each arrangement is some provision for the disposition of the VHS products at the conclusion of the rental period. This may involve sale of the product by us as a previously rented videotape, return of the videotape to the studio, destruction of the videotape, or some combination of these elements. In addition, we may be required to purchase a minimum amount of a studio's output. Because VHS rental product that is not subject to revenue-sharing is typically released to video retailers at higher wholesale prices, revenue-sharing enables us to substantially increase the quantity and selection of newly released VHS titles that we would otherwise be able to stock. Most of the international countries in which we operate have different systems of supply and distribution of movie titles. VHS revenue-sharing arrangements are not as significant to our business as they have been historically, due to the increasing importance of DVD product to our business.

   Historically, we have typically purchased DVDs directly from the studios through normal purchasing arrangements due to their lower sell-through pricing; however, we have begun purchasing some DVD product through revenue-sharing arrangements.

   We purchase our video game hardware and software, as well our VCRs, DVD players and other complementary products, from a variety of suppliers.

   Franchised Stores. We require each franchisee to comply with guidelines that set forth the minimum amount and selection of movies to be kept in its store's inventory. Franchisees typically obtain videocassettes and DVDs from their own suppliers and are also responsible for obtaining some of the other complementary products from their own suppliers. However, if we have purchased the exclusive distribution rights to a movie or if a franchisee participates with us under our VHS revenue-sharing arrangements, the franchisee may obtain that movie from us. During 2001, some of our franchisees also began participating in our DIRECTV offering.

Distribution and Inventory Management

   We receive substantially all of our movies and video games at our 850,000 square foot state-of-the-art distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly released movies to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores.

   We believe our distribution center gives us a significant advantage over our competitors that use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports all of our company-operated stores in the United States and operates six days a week, 24 hours a day. As of December 31, 2001, we employed about 850 employees at our distribution center.

   Franchisees generally obtain their products directly from their suppliers, except for some accessories, supplies and movies for which we have exclusive distribution rights, which domestic franchisees receive from our distribution center. Distribution of our products to our stores in markets outside the United States is coordinated through our international offices.

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

   All of our U.S. company-operated stores and franchisees use our point-of-sale system and most of our international stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with a data center located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the customer transaction database.

Competition

   We operate in a highly competitive environment. We believe our most significant competition comes from (a) video stores and other retailers that rent or sell movies and (b) providers of direct delivery home viewing entertainment.

   Competition with Video Stores and Other Retailers that Rent or Sell Movies. These retailers include, among others:

   . local, regional and national video stores;

   . mass merchant retailers;

   . toy and entertainment retailers;

   . supermarkets, pharmacies and convenience stores; and

   . Internet sites.

   We believe that the principal factors we face in competing with video stores are:

   . convenience and visibility of store locations;

   . quality, quantity and variety of titles in the desired format;

   . pricing; and

   . customer service.

   As discussed under "Cautionary Statements--Cautionary Statements Relating to Our Video Store Business--Our Business Could be Negatively Affected by Changes in the Studios' Pricing Policies," the studios' promotion of DVDs for both sale and rental has served to increase competition from mass merchant retailers.

   Competition with Providers of Direct Delivery Home Viewing Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television. We believe that a competitive risk to our video store business comes from direct broadcast satellite, digital cable television and high-speed Internet access. In response to this competition, we have entered the direct broadcast satellite market through our alliance with DIRECTV and have tested an entertainment-on-demand service. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and "traditional" cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. See "Cautionary Statements--Cautionary Statements Relating to Our Video Store Business--The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products."

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

   We are also subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern (1) the offer and sale of franchises and (2) franchise relationships. If we want to offer and sell a franchise, we are required by the rule mentioned above to furnish to each prospective franchisee a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require that we, as a franchisor, comply with that state's registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the offer or sale of the franchise. Although we cannot make any assurances, we intend to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulates the offer and sale of franchises, we will be unable to offer and sell franchises in that state.

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

  International Regulation

   We are subject to various international laws that govern the disclosure and retention of video rental records. For example, the laws pertaining to the use of our customer transaction database in some markets outside of the United States are more restrictive than the relevant laws in the United States.

   We must comply with various regulations affecting our business, including advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, environmental, and labor and employment regulations.

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

Historical Information

   Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom Inc. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and one-half period prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. Blockbuster Inc., an indirect subsidiary of Viacom, was incorporated under a different name on October 16, 1989 in Delaware. As of March 8, 2002, Viacom, through its ownership of 144 million shares of our class B common stock, owned common stock representing about 81% of our equity value and about 95% of the combined voting power of our outstanding common stock.

Intellectual Property

   We own, or have applications pending with respect to, various trademarks, trade names and service marks, including, among others, BLOCKBUSTER(R), BLOCKBUSTER VIDEO(R), BLOCKBUSTER FAVORITES(R), BLOCKBUSTER GIFTCARD(R), BLOCKBUSTER GIFTCARDS(TM), BLOCKBUSTER REWARDS(R), blockbuster.com(R), BLOCKBUSTER PRE-VIEWED(R), BRINGING ENTERTAINMENT HOME(R), THE GIFT OF ENTERTAINMENT(R), KIDPRINT(R), MAKE IT A BLOCKBUSTER NIGHT(R), QUIK DROP(R), XTRA-VISION(R), our Torn Ticket design in blue and yellow and in black and white, and the blue and yellow awning outside our stores. In addition, we own the rights to the "blockbuster.com" Internet domain name, among others. We consider our intellectual property rights to be among our most valuable assets.

Employees

   As of December 31, 2001, we employed about 89,100 persons, including about 65,100 persons employed within the United States and about 24,000 persons employed outside of the United States. Of the total number of U.S. employees, about 20,900 were full-time and about 44,200 were part-time. We believe that our employee relations are good.

Executive Officers of the Registrant

   The following information regarding our executive officers is as of March 8, 2002.

Name                             Age                            Position
----                             ---                            --------
John F. Antioco................. 52  Chairman of the Board of Directors and Chief Executive Officer
James Notarnicola............... 50  Executive Vice President and Chief Marketing Officer
Michael K. Roemer............... 53  Executive Vice President and Chief Operations Officer, North
                                     America Operations
Nick Shepherd................... 43  Executive Vice President, Merchandising and Chief Concept
                                     Officer
Edward B. Stead................. 55  Executive Vice President, General Counsel and Secretary
Nigel Travis.................... 52  President and Chief Operating Officer
Dean M. Wilson.................. 44  Executive Vice President Content, Worldwide
Chris Wyatt..................... 45  Executive Vice President and President, International
Larry J. Zine................... 47  Executive Vice President, Chief Financial Officer and Chief
                                     Administrative Officer

   John F. Antioco has served as our chairman of the board of directors and chief executive officer since 1997 and served as our president from 1997 until September 2001. From 1996 until 1997, Mr. Antioco served as president and chief executive officer for Taco Bell Corporation. Mr. Antioco serves as chairman of the board of directors of Main Street & Main Incorporated and, through March 31, 2002, as a director for CSK Auto Corporation. Mr. Antioco is also a member of the board of governors of the Boys & Girls Clubs of America.

   James Notarnicola has served as our executive vice president and chief marketing officer since June 1998 and served as our executive vice president of marketing and administration from 1997 until 1998. From 1978 until 1997, Mr. Notarnicola served in many capacities at 7-Eleven Inc., which was formerly known as The Southland Corporation, including vice president of marketing from 1995 until 1997.

   Michael K. Roemer has served as our executive vice president and chief operations officer, North America operations, since 2001 and served as our executive vice president and chief operations officer, USA store operations, from December 1999 until 2001. Mr. Roemer also served as our executive vice president, domestic video operations, from 1998 until 1999. From 1997 until 1998, Mr. Roemer served as our senior vice president, domestic video operations. From 1995 until 1997, Mr. Roemer served as an independent consultant for such major companies as Frito Lay, where he assisted with new product development, distribution and business process planning. Mr. Roemer serves on the Board of Governors for the Children's Miracle Network.

   Nick Shepherd has served as our executive vice president, merchandising, and chief concept officer since October 2001 and served as our senior vice president and chief concept officer from April 2001 until September 2001. Mr. Shepherd, a British national, also served as our senior vice president, international, from 1998 until 2001 and as vice president and managing director of our U.K. business from 1995 until 1998.

   Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our secretary since 1999. Mr. Stead has also served as our executive vice president, business development, since September 2001. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including senior vice president, general counsel and secretary. Mr. Stead is a member of the legal advisory board of the New York Stock Exchange.

   Nigel Travis has served as our president and chief operating officer since September 2001 and served as our executive vice president and president, worldwide stores division, from December 1999 until 2001. Mr. Travis served as our executive vice president and president, worldwide retail operations, from 1998 until 1999 and as our president, international operations, from 1997 until 1998. From 1994 until 1997, Mr. Travis served in various other capacities for us, including senior vice president, Europe. Mr. Travis, a British national, serves as a director of The Bombay Company, Inc. and is also a director of the Video Software Dealers Association.

   Dean M. Wilson has served as our executive vice president content, worldwide, since 2001 and served as our executive vice president and chief merchandising officer, worldwide, from December 1999 until 2001. Mr. Wilson served as our executive vice president, merchandising, from 1998 until 1999. From 1995 until 1998, Mr. Wilson held a number of positions with us, including senior vice president-general merchandise manager, vice president-retail and director of product international.

   Chris Wyatt has served as our executive vice president and president, international, since October 2001 and served as our president, international, from March 2001 until October 2001. Mr. Wyatt, a British national, served as our senior vice president, international, from 1999 until 2001, and as our senior vice president, international finance, from 1998 until 1999. Mr. Wyatt also served as our finance director, Europe, from 1996 until 1998.

   Larry J. Zine has served as our executive vice president and chief financial officer since 1999 and as our chief administrative officer since September 2001. From 1996 until 1999, Mr. Zine served as chief financial officer for Petro Stopping Centers, L.P., where he was responsible for all operations. During 1999, Mr. Zine also served as president of Petro. Mr. Zine currently serves as a director of Petro.

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

   We have an office in Uxbridge, England that manages most of our international operations. We also have country head offices in Dublin, Ireland; Toronto, Canada; Melbourne, Australia; Taipei, Taiwan; and Mexico City, Mexico. In addition, for most countries in which we have company-operated stores, we maintain an office to coordinate our operations within that country.

   We lease substantially all of our existing store sites. These leases generally have a term of five to fifteen years and provide options to renew for between five and fifteen additional years. We expect that most future stores will also occupy leased properties.

Item 3.  Legal Proceedings

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserted, among other things, that by entering into and operating under its revenue-sharing arrangements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing arrangements with Blockbuster. These plaintiffs sought triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. In April 2000, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster were added as parties plaintiff and defendant, respectively, in the federal court action. In January 2000, the federal court plaintiffs added California state law claims to the pending federal antitrust claims. In March 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal and California claims. One of the plaintiffs has voluntarily dismissed his claims, leaving three plaintiffs in the Texas federal court action. They assert, among other things, that Blockbuster, Viacom, and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They are seeking triple the amount of the alleged actual damages to themselves. In January 2001, the same plaintiffs, in addition to other individual plaintiffs, filed a similar complaint in California in a Los Angeles County Superior Court seeking class certification and monetary damages. In January 2002, the California court also denied the plaintiffs' request for class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in each litigation.

   On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under

California law. The dollar amount that plaintiffs sought as damages to themselves and those similarly situated was not set forth in the complaint. In January 2001, the trial court judge certified a class. In January 2002, the court entered a final order approving the parties' proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, the maximum settlement amount Blockbuster will be required to pay is $12 million.

   Blockbuster is a defendant in over 23 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001, and on January 22, 2002 entered a final judgment approving the settlement. Under the approved settlement, Blockbuster will make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Notices of Appeal were filed by two different parties objecting to the settlement. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case before it based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. On September 13, 2001, the Illinois Supreme Court denied Blockbuster's petition for leave to appeal the Illinois trial court's denial of the motion to stay. On January 22, 2002, the plaintiffs in the Illinois action filed an amended complaint. On February 6, 2002, Blockbuster filed a motion to dismiss the complaint. Blockbuster believes the plaintiffs' positions in these cases are without merit and, if the settlement reached in Texas is not approved, Blockbuster intends to vigorously defend itself in any litigation.

   We are subject to various other legal proceedings in the course of conducting our business, including our business as a franchiser. However, we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business.

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

                                                              Cash
                                          High     Low    Dividends(1)
                                        -------- -------- ------------
Year Ended December 31, 2000
   Quarter Ended March 31, 2000........ $14.8750 $ 9.2500    $0.02
   Quarter Ended June 30, 2000......... $11.6250 $ 8.8750    $0.02
   Quarter Ended September 30, 2000.... $12.0625 $ 8.4375    $0.02
   Quarter Ended December 31, 2000..... $ 9.9375 $ 6.8750    $0.02

                                                              Cash
                                          High     Low    Dividends(1)
                                        -------- -------- ------------
Year Ended December 31, 2001
   Quarter Ended March 31, 2001........ $15.1000 $ 8.1875    $0.02
   Quarter Ended June 30, 2001......... $22.0000 $14.0000    $0.02
   Quarter Ended September 30, 2001.... $23.1500 $15.0500    $0.02
   Quarter Ended December 31, 2001..... $28.6600 $21.0000    $0.02

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

   The number of holders of record of shares of our class A common stock as of March 8, 2002 was 277. Viacom currently owns all of the outstanding shares of our class B common stock and about 81% of the equity value of Blockbuster. The shares of our class B common stock are not listed nor traded on any stock exchange or other market.

Item 6.  Selected Financial Data

   The following table sets forth Blockbuster's selected consolidated historical financial and operating data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 1997 through 2001 are derived from Blockbuster's audited consolidated financial statements. The financial information herein may not necessarily reflect Blockbuster's results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone entity during the periods presented.

                 BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL
                         FINANCIAL AND OPERATING DATA

   The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                     Year Ended or At December 31,
                                                       ---------------------------------------------------------
                                                        1997(1)        1998(2)     1999      2000(3)    2001(4)
                                                        --------       --------   --------   --------  --------
                                                       (In millions, except per share amounts and worldwide data)
Statement of Operations Data:
Revenues.............................................. $3,313.6       $3,893.4   $4,463.5   $4,960.1   $5,156.7
Operating income (loss)............................... $ (214.6)      $ (359.2)  $  121.7   $   75.7   $ (219.6)
Net loss.............................................. $ (318.2)      $ (336.6)  $  (69.2)  $  (75.9)  $ (240.3)
Net loss per share--basic and diluted(5).............. $  (2.21)      $  (2.34)  $  (0.44)  $  (0.43)  $  (1.37)
Dividends per share................................... $     --       $     --   $   0.02   $   0.08   $   0.08
Weighted average shares outstanding--basic and
  diluted (5).........................................    144.0          144.0      156.1      175.0      175.6

Balance Sheet Data:
Cash and cash equivalents............................. $  129.6       $   99.0   $  119.6   $  194.2   $  200.2
Total assets.......................................... $8,731.0       $8,274.8   $8,540.8   $8,548.9   $7,752.4
Long-term debt, including capital leases, less current
  portion............................................. $  331.3       $1,715.2   $1,138.4   $1,136.5   $  546.4
Stockholders' equity.................................. $7,617.6       $5,637.9   $6,125.0   $6,008.4   $5,748.7

--------
(1) During 1997, we recognized charges totaling $250 million primarily related to merchandise inventory write-downs, closure of under-performing stores, write-offs attributable to international joint ventures and additional expenses incurred in connection with our corporate relocation.
(2) During 1998, we changed our method of amortizing our videocassette and video game rental inventory. This newly adopted method represented a more accelerated method of amortization. The adoption of this new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash charge of $424.3 million recognized in cost of rental revenues. Additionally, during 1998 we declared a $1.4 billion dividend payable to Viacom International Inc., in the form of an interest-bearing promissory note, which was paid off in 1999 with proceeds from long-term borrowings and is reflected in long-term debt and stockholders' equity.
(3) As described in Note 3 to our consolidated financial statements, we recognized a non-cash charge of $31.6 million in the fourth quarter of 2000, related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.
(4) As described in Notes 3 and 11 to our consolidated financial statements, in 2001 we recognized charges of $195.9 million in cost of sales, $54.5 million in incremental selling, general and administrative expenses, $2.6 million in depreciation expense and $1.9 million in equity in income (loss) of affiliated companies related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Additionally, as described in Note 4 to our consolidated financial statements, in 2001 we changed our accounting estimates related to our rental library. As a result of the changes in estimate, cost of rental revenues was $141.7 million higher during 2001 then it would have been under the previous method.
(5) As described in Note 1 to our consolidated financial statements, we were recapitalized to provide for class A common stock and class B common stock in 1999. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of the class B common stock has been retroactively reflected for the purposes of presenting historical net income (loss) per share for periods prior to the initial public offering.

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

          CAUTIONARY STATEMENTS RELATING TO OUR VIDEO STORE BUSINESS

Our Video Business Would Lose a Competitive Advantage if the Movie Studios Were to Adversely Change Their Current Distribution Practices.

   A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the video retailer "distribution window." After the initial theatrical release, studios make their movies available to video retailers for specified periods of time. This distribution window is exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has typically ranged from 45 to 60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.

   Our business could be negatively affected if:

   . the video retailer distribution windows were no longer the first following the theatrical release;

   . the length of the video retailer distribution windows were shortened; or

   . the video retailer distribution windows were no longer as exclusive as they are now;

because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the video retailer distribution window to view a newly released movie on these other distribution channels. According to Kagan, an increasing number of movies are being released to pay-per-view at the shorter end of the distribution window.

   We believe that the studios have a significant interest in maintaining a viable video rental industry. However, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios.

Our Business Could be Negatively Affected by Changes in the Studios' Pricing Policies.

   We cannot control or predict with certainty studio pricing policies. As discussed under "Business--Industry Overview--Domestic Home Video--Movies," studios have traditionally released VHS titles that they want to promote primarily for rental at relatively high wholesale prices. The period during which VHS titles are released at higher prices, or "rental window," has benefited the rental industry because the prices are too high to generate consumer demand for purchasing them.

   The studios have not created a rental window for movies released on DVD. Rather, the studios release DVDs at lower sell-through prices, which we believe has served to accelerate consumer interest in the format. It has also generated higher margins for us than VHS revenue-sharing product, due to the lower cost associated with DVDs. However, this pricing has resulted in competition from mass merchant retailers at an earlier stage than is the case for VHS product, as mass merchant retailers are able to purchase DVDs for sale to consumers at the same time as video retailers purchase both DVDs and videocassettes for rental. This has increased consumer interest in purchasing movies on DVD and has reduced the advantage to home video retailers of the VHS rental window. We believe the increased consumer interest is due in part to consumer interest in building their DVD libraries of classic films and that studios will remain dependent on the rental industry for titles that are not box office hits. However, our business could be negatively affected if consumers desire to purchase, rather than rent, movies. We believe our profitability could be negatively affected if we did not derive most of our revenues from our rental business, as our sell-through margins are generally lower than our rental margins. Some of our competitors may sell movies at lower, or even below wholesale, prices and/or may operate at lower margins than we do. As a result, our U.S. sell-through business represented only 14.3% of our revenues for 2001.

If the Average Sales Price for Our Previously Rented Product is Not at or Above an Expected Price, Our Expected Gross Margins May Be Adversely Affected.

   To achieve our expected gross margins, we need to sell our previously rented product at or above an expected price. If the average sales price of our previously rented product is not at or above this expected price, our gross margins may be adversely affected. At the same time, it is important that we maximize our overall rental stream through our allocation of store space. We may need to turn our inventory of previously rented product more quickly in the future in order to make room in our stores for additional DVDs and other initiatives, such as our consumer entertainment products offerings. Therefore, we cannot assure you that in the future we will be able to sell, on average, our previously rented product at or above the expected price.

   Other factors that could affect our ability to sell our previously rented product at expected prices include:

   . consumer desire to own the particular movie; and

   . the amount of previously rented product available for sale by others to the public.

In addition, our sales of previously rented DVDs compete with sales of newly released DVDs that are priced for sell-through.

We Are Dependent on the Introduction of New and Enhanced Game Platforms and Software to Attract and Retain our Video Game Rental Customers

   The home video game industry has traditionally been very cyclical. Historically, the lifestyle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Our video games business is therefore dependent on the introduction of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in introduction or slower than expected hardware or software shipments could negatively affect our business.

We Cannot Predict the Impact That New or Improved Technologies May Have on Our Video Store Business.

   New digital technologies, such as video-on-demand and other new technologies, could have a negative effect on our video store business. In particular, our video store business could be impacted if:

   . newly released movies are made widely available by the studios to these technologies at the same time or before they are made available to home video retailers for rental; and

   . these technologies are widely accepted by consumers.

   The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers' homes. In addition, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers' homes.

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

   Our video store business may eventually have to compete with the widespread availability of video-on-demand and similar technologies, which may significantly reduce the demand for our products. Some digital cable providers and a limited number of Internet content providers have begun implementing technology referred to as "video-on-demand." This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers are introducing subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast-forward, stop and rewind capabilities. In addition to being available from a small number of cable providers, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length films, on personal computers. We have previously tested an entertainment-on-demand service, which delivered video-on-demand to consumers' television sets via digital subscriber lines and fiber optic connections. The future of video-on-demand services, including services provided by us, is uncertain, however. Video-on-demand could have a negative effect on our video store business if:

   . video-on-demand could be profitably provided at a reasonable price; and

   . newly released movies were made available at the same time, or before, they were made available to the home video retailers for rental.

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

   We have added an expanded selection of products and services in our stores such as DIRECTV and consumer electronics. The implementation of these and other similar initiatives in our stores may involve significant investments by us of time and money. Because we have limited experience with these new initiatives, we cannot assure you that they will be successful or profitable either over the short or long term.

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

We May Be Liable for Lease Payments Related to BLOCKBUSTER MUSIC Stores.

   In October 1998, about 380 BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. If Wherehouse defaults with respect to these leases, related losses could adversely affect our future operating income because we have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale to Wherehouse, we were contingently liable for about $84 million with respect to base rent for the remaining initial terms of these leases if Wherehouse defaults on all of these leases. This amount has not been discounted to present value. Our contingent liability will vary over time depending on the lease terms remaining. Certain leases may be extended beyond the initial term and remain subject to the guarantee. We are therefore dependent upon Wherehouse's ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that we would be required to honor the guarantees. We have not recognized any reserves related to this contingent liability in our consolidated financial statements.

Our Business Model is Substantially Dependent on the Functionality of Our Centralized Domestic Distribution Center.

   Our domestic distribution system is centralized. This means that we ship nearly all of the products to our U.S. company-operated stores through our distribution center. If our distribution center were to become non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products to our stores.

As a Participant in the Retail Home Video Industry, We Are Subject to Governmental Regulation Particular to Our Industry.

   Any finding that we have been, or are in, noncompliance with respect to the laws affecting our business could result in, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international, U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international, U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environmental regulations. The international home video and video game industry varies from country to country due to, among other things, legal standards and regulations, such as those relating to foreign ownership rights, unauthorized copying, intellectual property rights, labor and employment matters, trade regulation and business practices, franchising and taxation, and format and technical standards. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

        CAUTIONARY STATEMENTS RELATING TO OUR RELATIONSHIP WITH VIACOM

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

   Any of these provisions could be used by Viacom for its own advantage to the detriment of our other stockholders. This in turn may have an adverse effect on the price of our class A common stock.

There Are Potential Conflicts of Interest with Respect to Our Relationship with Viacom Because Viacom Controls Us and Our Business Objectives May Differ.

   Because Viacom controls us and our business objectives may differ, there are potential conflicts of interest between Viacom and us regarding, among other things:

   . our past and ongoing relationship with Viacom, including, but not limited to, the acquisition of movies from Paramount Pictures Corporation, an indirect subsidiary of Viacom, Viacom's control of our tax matters for years in which we are consolidated with Viacom for tax purposes and the agreements between Viacom and us that would apply in the event we are split off from Viacom;

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

General

   Blockbuster Inc. is the world's leading provider of rentable home videocassettes, DVDs and video games, with nearly 8,000 stores in the United States, its territories and 26 other countries as of December 31, 2001. We strive to be the leader in satisfying customer demand by stocking each of our stores with the selection, quantity and format of merchandise desired by our customers. During 2001, we implemented a number of key initiatives to strengthen our core business and drive growth in profitability, while continuing to make progress with initiatives designed to strengthen and leverage our brand and capitalize on new revenue streams.

   Our business during 2001 was impacted by trends in the DVD and games industries. According to Kagan estimates, the number of U.S. DVD households nearly doubled during 2001. In addition, DVD was officially declared the fastest growing consumer electronics device in the history of consumer electronics by the Consumer Electronics Association. The continuing trend with respect to the DVD format translated into significant growth in our DVD rental business during 2001. During the fourth quarter of 2000, DVD rental revenues were 9.5% of total rental revenues. By the fourth quarter of 2001, DVD rental revenues had increased to 23.4% of total rental revenues. We expect that the DVD format will continue to gain market acceptance, and that the industry trend will continue to positively impact our DVD rental revenues, as we believe that DVD will follow the historical pattern of VHS and increasingly become a rental format. The retail home video game rental industry has traditionally been affected by changing technology, limited hardware platform lifecycles and consumer interest in software titles. The introduction of three new game platforms began to have an impact on our game rental revenues in the fourth quarter of 2001. Game rentals at the end of 2001 increased significantly from 2000, driven by rentals of Nintendo GameCube, Microsoft Xbox and Sony PlayStation 2 games. We expect the new game platforms to continue to have a positive impact on our game rental revenues; however, we expect revenues generated by older game platforms to decline, as the newer platforms support games that generally have much better graphics and functionality than the previous generation of games. Overall, we expect game rental revenues, which were 10.6% of our total rental revenues during 2001, to contribute to revenue growth and grow as a percentage of rental revenue during 2002.

   During 2001, to capitalize on the higher margin and rapidly growing DVD rental format, as well as the opportunities provided by new game platforms and other strategic product offerings, we completed a re-merchandising of our stores. The re-merchandising plan included an expansion in DVD copy depth and selection and a reconfiguration of our stores to highlight the digital format, as well as other strategic product offerings. To accommodate the increase in DVDs and other products in our stores, we disposed of approximately 30% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center and certain games from our rental library in our stores. This initiative was designed to maintain customer satisfaction and is intended to solidify our DVD leadership position. In addition, we believe our overall rental margins should be enhanced by this plan, as currently, our average DVD rental margin is higher than our average VHS rental margin. Currently, we purchase the majority of our DVDs under a sell-through pricing model. However, we are also currently purchasing some DVDs pursuant to DVD revenue-sharing arrangements, and we may enter into additional revenue-sharing arrangements during 2002. If more of our DVDs are purchased under revenue-sharing arrangements, we expect that our DVD rental revenues and gross profit would continue to increase, while our DVD rental gross margin would decline. With our anticipated growth in DVD rental revenues as a percentage of total rental revenues, we expect VHS rental revenues to decline as a percentage of total rental revenues. We continually evaluate our product mix in our stores in order to optimize revenues and gross profits from our stores.

   We continue to explore other ways to maximize the use of our store space to generate incremental profit. We have established ourselves as one of the leading retailers of DIRECTV System equipment and DIRECTV(R) programming packages in the United States. At the same time, through our marketing programs, we have used this business to generate traffic in our stores. In addition, during 2001, we introduced a third party store-within-a-store concept in approximately 130 of our stores. Although we decided not to proceed with a national rollout of the concept, we were able to evaluate customer receptiveness to a consumer electronics offering. As a result of this evaluation and our experience with sales of DVD players and other entertainment products, we are developing a plan to offer an assortment of consumer entertainment products that complement our core business, leverage the use of our store space and require minimal capital investment.

Critical Accounting Policies

   The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the revenues generated by customer programs and incentives, revenues generated by multiple-element transactions, useful lives and residual values of our rental library, accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, income taxes, impairment of our long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Our accounting policies are generally straightforward. We believe the following accounting policies, among others, require our more significant judgments and estimates:

   . Rental revenues and merchandise sales are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, which we implemented in February 2000, a customer pays for the initial rental at the time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer's rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned.

     We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We analyze our historical redemption rates for similar award programs as a basis for the estimate of the rentals that will not be redeemed on a program- by-program basis. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amount deferred as revenue upon redemption. Revenue for estimated non-redemptions are generally recognized when the cards are issued. If the actual number of free rentals redeemed is significantly different than our estimate, an adjustment to the revenue recorded may be required.

     Blockbuster's premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER REWARDS program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably as revenue over the membership period.

     From time to time, we sell multiple goods and or services as a bundled package. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

   . We amortize the cost of our rental library, which includes videocassettes, DVDs and games, over periods ranging from three months to twelve months to an estimated residual value ranging from $2 to $5 per unit, according to the product category. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand may impact the carrying value of our rental library and our rental margins.

     For instance, during the current year, consumers increased their rentals of DVDs while their demand for VHS rental product declined. In addition, new game platforms made games formatted for older game platforms obsolete. As a result, we shifted our product mix within our stores toward a much higher proportion of DVDs, while we reduced the proportion of VHS product. We also shifted our mix of game products by increasing the proportion of games made for newer game platforms and decreasing the proportion of games made for older game platforms. Accordingly, and as discussed below in Notes 3 and 4 to our consolidated financial statements, we changed our estimates regarding useful lives and residual values for VHS products and game products, which resulted in increased amortization expense during 2001.

   . The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. The up-front costs are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. These estimates are revised monthly upon actual results, which can differ from our estimates and result in an adjustment to cost of sales.

   . Our merchandise inventory is stated at the lower of cost or market. We include an allocation of costs incurred in our distribution center to prepare products for our stores in the cost of our merchandise inventory. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. We have not experienced significant fluctuations in our historical shrink rates, however, shrink has increased with the introduction and increased demand for DVD product. DVD product is more susceptible to shrink due to its portability and popularity. We continue to design and implement controls at our stores to lower our shrink results, especially in relation to our DVD product.

   . We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that our estimates regarding future taxable income or the results of our tax planning strategies differ from actual results, we would adjust our deferred tax assets with an offsetting amount recorded to our income tax provision in the period such determination was made. As noted below, and in Note 10 to our consolidated financial statements, during the fourth quarter of 2001 we reduced our valuation allowance relating to deferred tax assets in Mexico. We changed our estimate during the year regarding their realization, since Mexico was profitable during 2000 and 2001 after several years of losses, and we expect continued profitability in the future.

   . On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to self insurance expenses, store level operating expenses and bonuses. Our self insurance accruals are recorded based on actuarial valuation methods performed by third-party actuaries. These actuarial valuations are estimates based on historical loss development factors. Accrued store level operating expenses are estimated based on current activity and historical results. Bonuses are based on performance to date and projected performance for the remaining bonus period. If actual results are significantly different than our expectations, an adjustment to expenses may be required.

   . We assess our long-lived assets, primarily property and equipment and goodwill, for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable.

     Recoverability is determined by comparing the forecasted undiscounted cash flows generated by a long-lived asset to its net book value. If the forecasted undiscounted cash flows for the asset are less than its net book value, then we measure the amount of impairment loss as the difference between the net book value of the asset and its estimated fair value. Any impairment determined is recorded as an increase to depreciation expense in the period of impairment. We perform impairment reviews of long-lived assets associated with our stores domestically on a market-by-market basis and internationally on a country-by-country basis.

   . We establish reserves for our store closures by accruing the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold.

Results of Operations

Consolidated Results

   The following table sets forth consolidated results of operations and other financial data.

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                    1999       2000       2001
                                                                  ---------  ---------  --------
                                                                  (In millions, except margin and
                                                                       worldwide store data)
Statement of Operations Data:
Revenues......................................................... $ 4,463.5  $ 4,960.1  $5,156.7
Cost of sales....................................................   1,762.5    2,036.0   2,420.7
                                                                  ---------  ---------  --------
Gross profit.....................................................   2,701.0    2,924.1   2,736.0
Operating expenses...............................................   2,579.3    2,848.4   2,955.6
                                                                  ---------  ---------  --------
Operating income (loss)..........................................     121.7       75.7    (219.6)
Interest expense.................................................    (119.3)    (116.5)    (78.2)
Interest income..................................................       3.2        7.3       6.1
Other items, net.................................................      (0.2)       1.7      (5.2)
                                                                  ---------  ---------  --------
Income (loss) before income taxes................................       5.4      (31.8)   (296.9)
Benefit (provision) for income taxes.............................     (71.8)     (45.4)     56.1
Equity in income (loss) of affiliated companies, net of tax......      (2.8)       1.3       0.5
                                                                  ---------  ---------  --------
Net loss......................................................... $   (69.2) $   (75.9) $ (240.3)
                                                                  =========  =========  ========
Cash Flow Data:
Cash flows provided by operating activities...................... $ 1,142.8  $ 1,320.8  $1,395.1
Cash flows used for investing activities......................... $(1,258.1) $(1,056.8) $ (945.2)
Cash flows provided by (used in) financing activities............ $   137.2  $  (187.2) $ (441.2)
Other Data:
Depreciation..................................................... $   220.5  $   279.0  $  246.6
Amortization of intangibles...................................... $   171.8  $   180.1  $  177.1
EBITDA(1)........................................................ $   514.0  $   534.8  $  204.1
Net loss plus intangible amortization, net of tax(1)(2).......... $    94.8  $    93.3  $  (72.7)
Margins:
Rental margin(3).................................................      66.0%      64.4%     57.7%
Merchandise margin(4)............................................      21.0       21.4      18.9
Gross margin(5)..................................................      60.5       59.0      53.1
Worldwide Store Data:
Same store revenues increase(6)..................................       8.3%       5.6%      2.5%
Company-operated stores at end of year...........................     5,879      6,254     6,412
Franchised and joint venture stores at end of year...............     1,274      1,423     1,569
Total stores at end of year......................................     7,153      7,677     7,981

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

Change in Accounting Estimates for Rental Library and Special Item Charges

   During the third quarter of 2001, we announced that we would execute a strategic re-merchandising plan to capitalize on the higher margin and rapidly growing DVD rental market. Our plan included an expansion in DVD copy depth and selection and a reconfiguration of our stores to highlight the digital format. This initiative was designed to maintain customer satisfaction and is intended to solidify our DVD leadership position. In addition, we believe our overall rental margins should be enhanced by this plan. To accommodate the increase in DVD and other products in our stores, we disposed of approximately 30% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center, and certain games from our rental library in our stores. As a result of this disposal, during 2001 we recorded a non-cash charge of $195.9 million in cost of sales. The full year charge of $195.9 million reflects a reduction of $13.9 million to amounts reported in the third quarter. These reductions represent the actual results of the plan. We also recorded $26.9 million in incremental selling, general and administrative expenses, primarily related to labor, supply and disposal costs to execute the plan and severance associated with the reorganization of several of our corporate departments. We also recorded charges of $2.6 million and $1.9 million in depreciation expense and equity in income (loss) of affiliated companies, respectively, related to the plan. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, as detailed in Note 4 to the consolidated financial statements, we changed the accounting estimates related to our VHS and game rental libraries, including residual values and useful lives. As a result of the changes in estimates, cost of sales was $141.7 million higher for the year ended December 31, 2001 than it would have been under the previous method.

   Also during 2001, we recorded $27.6 million in general and administrative expenses related to our wage and hour and extended viewing fee cases discussed in Note 11 to our consolidated financial statements. Our estimates of future costs are subject to change if and as circumstances change and additional information becomes available.

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

   The following is a summary of the impact of the above-described special item charges and change in accounting estimates net of income tax benefits of $12.6 million and $144.6 million for the years ended December 31, 2000 and 2001, respectively, on our operating results during the periods presented:

                                                                    Year Ended December 31,
                                                                   --------------------------
                                                                     1999     2000     2001
                                                                   -------- -------- --------
Operating income (loss) .......................................... $     -- $  (31.6)$ (394.7)
Net loss .........................................................       --    (19.0)  (252.0)

   Excluding the special item charges and the change in accounting estimates, operating results would have been as follows:

                                                                    Year Ended December 31,
                                                                   --------------------------
                                                                     1999     2000     2001
                                                                   -------- -------- --------
Revenues.......................................................... $4,463.5 $4,960.1 $5,156.7
Cost of sales.....................................................  1,762.5  2,036.0  2,083.1
                                                                   -------- -------- --------
Gross profit......................................................  2,701.0  2,924.1  3,073.6
Operating expenses................................................  2,579.3  2,816.8  2,898.5
                                                                   -------- -------- --------
Operating income, excluding special item charges and the change in accounting estimates............................................ $  121.7 $  107.3 $  175.1
                                                                   ======== ======== ========

Comparison of 2001 to 2000

   Revenues. Revenues of $5,156.7 million in 2001 increased $196.6 million, or 4.0%, from $4,960.1 million in 2000. The increase in revenues was primarily due to the net increase in the number of company-operated stores of 158, increases in worldwide same store revenues of 2.5% and an increase in revenues from our DIRECTV initiative. The increase in worldwide same store revenues reflects a 12.6% increase in same store revenues from our international operations and a 0.4% increase in same store revenues from our domestic operations. The increase in same store revenues from our international operations was primarily due to the impact of copy depth programs in key international markets and the growth in DVD revenues. The increase in domestic same store revenues was primarily due to the growth in DVD revenues, which was partially offset by the decrease in VHS revenues.

   Rental Revenues. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, which we implemented in February 2000, a customer pays for the initial rental at the time product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer's rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned.

      Rental revenues of $4,314.7 million in 2001 increased $153.0 million, or 3.7%, from $4,161.7 million in 2000. The following is a summary of rental revenues by product category:

                                               Year Ended
                                              December 31,
                                            ----------------- Percent
                                              2000     2001   Change
                                            -------- -------- -------
           VHS Rental Revenues............. $3,389.6 $3,057.8  (9.8)%
           DVD Rental Revenues.............    289.2    799.1 176.3 %
           Game Rental Revenues............    482.9    457.8  (5.2)%
                                            -------- --------
           Total Rental Revenues........... $4,161.7 $4,314.7   3.7 %
                                            ======== ========

      The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 158 and an increase in worldwide same store rental revenues of 2.1%. The increase in worldwide same store rental revenues reflects an increase in international same store rental revenues of 10.7% and an increase in domestic same store rental revenues of 0.5%. The increases in same store rental revenues were primarily due to (i) continued growth in DVD rental revenues, which increased from 6.9% of rental revenues in 2000 to 18.5% of rental revenues in 2001 and (ii) the impact of copy depth programs in key international markets. These increases were partially offset by a 9.8% decrease in worldwide VHS rental revenues, primarily due to the impact of the increased demand for DVD, and a 5.2% decrease in game rental revenues, primarily due to the delay in the launches of the Nintendo GameCube and Microsoft Xbox hardware platforms to the fourth quarter of 2001. We expect that DVD rental revenues will continue to increase in 2002 while VHS rental revenues will decline. However, we expect the increase in DVD rental revenues to outpace the decline in VHS rental revenues.

      Merchandise Sales. Merchandise sales of $735.2 million in 2001 increased $30.4 million, or 4.3%, from $704.8 million in 2000. The primary reasons for the increase in merchandise sales were a net increase in company-operated stores of 158 and a 5.6% increase in worldwide same store merchandise sales. The increase in worldwide same store merchandise sales reflects a 19.9% increase in international same store sales, primarily due to an increase in international retail DVD sales. This increase was partially offset by a 0.3% decrease in domestic same store merchandise sales. The decrease in domestic same store merchandise sales was driven by (i) a decrease in retail VHS sales, (ii) a decrease in licensed merchandise sales and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in domestic retail DVD sales.

   Cost of Sales. Cost of sales of $2,420.7 million in 2001 increased $384.7 million from $2,036.0 million in 2000. Excluding the impacts of the change in accounting estimates and special item charges of $337.6 million, cost of sales of $2,083.1 million in 2001 increased $47.1 million, or 2.3%, from $2,036.0 million in 2000 primarily due to the net increase in the number of company-operated stores of 158. Excluding the impacts of the change in accounting estimates and special item charges, cost of sales as a percentage of total revenues improved to 40.4% in 2001 from 41.0% in 2000. The improvement in cost of sales as a percentage of revenues was primarily due to (i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals, (iii) an increase in margins on previously rented product sales generated by higher average unit selling prices as a result of an increase in previously rented DVD sales as a percentage of previously rented product sales and (iv) the decrease in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements. These items were partially offset by a decrease in international rental margins in 2001 as compared to 2000, primarily due to the increase in revenues generated through copy depth program arrangements in key international markets.

   Gross Profit. Gross profit of $2,736.0 million in 2001 decreased $188.1 million from $2,924.1 million in 2000. Excluding the impacts of the change in accounting estimates and special item charges, gross profit of $3,073.6 million in 2001 increased $149.5 million, or 5.1%, from $2,924.1 million in 2000. For 2001, excluding the impacts of the change in accounting estimates and special item charges, gross profit as a percentage of total revenues increased to 59.6% from 59.0% in 2000. The increase in gross margin was due to the decrease in cost of sales as a percentage of revenues described above.

   Operating Expenses. Total operating expenses of $2,955.6 million in 2001 increased $107.2 million from $2,848.4 million in 2000. Excluding the impact of special item charges, total operating expenses of $2,898.5 million in 2001 increased $81.7 million, or 2.9%, from $2,816.8 million in 2000. This increase was primarily due to increases in compensation and occupancy expenses associated with the net increase of 158 company-operated stores, partially offset by decreases in other general and administrative costs and depreciation expense. Excluding the impact of special item charges, total operating expenses as a percentage of total revenues were 56.2% in 2001 compared to 56.8% in 2000, primarily as a result of a decrease in depreciation expense as a percentage of total revenues. The increase in total operating expenses, excluding the impact of special item charges, also resulted from the following:

      General and Administrative and Advertising Expense. General and administrative and advertising expense, which includes expenses incurred at the store, regional and corporate levels, as a percentage of total revenues remained consistent at approximately 48.0% for both 2001 and 2000. General and administrative and advertising expense of $2,477.4 million in 2001 increased $88.1 million, or 3.7%, from $2,389.3 million in 2000. The dollar increase in 2001 resulted from the following items. Compensation increased $67.7 million primarily related to additional personnel needed to support our store growth, increased customer service initiatives and increased health insurance costs. Occupancy costs increased $25.9 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates. Selling and advertising expense increased $1.9 million primarily due to increased spending on initiatives related to DIRECTV and customer incentive programs, which were partially offset by lower spending on traditional advertising programs. Other corporate and store expenses decreased $7.4 million due primarily to a decrease in expenses associated with blockbuster.com and the related reduction in consulting costs. These decreases were partially offset by the growth of our business, including the increase in the number of company-operated stores, and an increase in litigation expenses.

      Depreciation Expense. Depreciation expense of $244.0 million in 2001 decreased $3.4 million, or 1.4%, as compared to $247.4 million in 2000. The decrease is primarily a result of a lower depreciable asset base in 2001 as a result of the write-down of assets related to certain hardware and software associated with the e-commerce portion of blockbuster.com in 2000. This reduction was partially offset by depreciation expense related to the net increase of 158 company-operated stores.

   Interest Expense. Interest expense of $78.2 million in 2001 decreased $38.3 million, or 32.9%, as compared to $116.5 million in 2000. The decrease in interest expense was primarily due to a reduction of more than $430.0 million in total debt since last year and lower average interest rates, as our significant free cash flow was used to reduce debt.

   Other Items, Net. Other items, net decreased $6.9 million from income of $1.7 million in 2000 to a loss of $5.2 million in 2001. The primary reason for the decrease is a write-off related to three investments in the fourth quarter of 2001. Based on operating results to date, and a determination that the impairment was other than a temporary decline, we determined that the carrying values of these assets were impaired, and as a result, we recognized impairment charges totaling $4.2 million in 2001.

   Benefit (Provision) for Income Taxes. We recognized a benefit for income taxes of $56.1 million in 2001 as compared to a provision of $45.4 million in 2000. The 2001 benefit includes a benefit of $143.8 million related to the impact of the change in accounting estimates for rental library and special item charges, and the provision for 2000 includes a benefit of $12.6 million related to the impact of the special item charge. Excluding the impact of the change in accounting estimates for rental library and special item charges in 2001 and 2000, we recognized a provision for income taxes of $87.7 million in 2001 as compared to $58.0 million in 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom's acquisition of us in 1994. The provision for income taxes excluding the impact of the change in accounting estimates for rental library and special item charges increased primarily due to higher earnings before taxes for both foreign and domestic operations. We did not recognize a benefit for losses incurred in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. Due to continued and projected profitability in Mexico, we now believe that our net operating losses generated in the past in Mexico will more likely than not be utilized. Accordingly, during the fourth quarter, we reduced the valuation allowance related to our net operating loss carryforwards attributed to Mexico by $10.6 million.

   Net Loss. The consolidated net loss of $240.3 million in 2001 represents an increase in net loss of $164.4 million from the consolidated net loss of $75.9 million in 2000. Excluding the impact of the change in accounting estimates for our rental library and special item charges for 2001 and 2000, the consolidated net income of $11.7 million in 2001 reflects an increase in net income of $68.6 million from a net loss of $56.9 million in 2000. This increase in net income was due to the changes discussed above.

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

      Rental Revenues. Rental revenues, which also include sales of previously rented products, of $4,161.7 million in 2000 increased $403.2 million, or 10.7%, from $3,758.5 million in 1999. The increase in rental revenues was primarily due to an increase in domestic same store rental revenues of 4.1%, the net increase in the number of company-operated stores of 375 and an increase in international same store rental revenues of 15.5%. The increase in domestic same store rental revenues was primarily driven by an increase in video rental revenues, which include both VHS and DVD rental revenues. Also contributing to the increase were (i) an increase in the average domestic rental spend per customer and (ii) a favorable box office advantage between titles that became available in 2000 as compared to the titles that became available in 1999. In addition, worldwide previously rented product sales, which includes sales of previously rented videotapes, video games and DVDs, increased 17.0% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. For the year ended December 31, 2000, revenues generated by rental product that was kept beyond the initial rental period were $795.8 million, or 16.0% of total revenues, compared to $692.6 million, or 15.5% of total revenues for 1999.

      Merchandise Sales. Merchandise sales of $704.8 million in 2000 increased $89.7 million, or 14.6%, from $615.1 million in 1999. The primary reasons for the increase in merchandise sales were (i) the net increase in the number of company-operated stores of 375 and (ii) an increase in sales of DVDs.

   Cost of Sales. Cost of sales of $2,036.0 million in 2000 increased $273.5 million, or 15.5%, from $1,762.5 million in 1999. Cost of sales as a percentage of total revenues increased to 41.0% in 2000 from 39.5% in 1999. The increase in cost of sales was primarily due to the net increase in the number of company-operated stores of 375. The increase in cost of sales as a percentage of revenues was primarily due to (i) the increase in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements, (ii) a decrease in margins on game rentals, as several platforms are nearing the end of their lifecycles, and (iii) a decrease in margins on previously rented product sales generated by lower average unit selling prices as a result of increased copy depth. We are continually evaluating our product mix and product offerings, as well as related strategic alliances, to try to optimize our stores' revenues and gross profit. In 2000, we began marketing and soliciting DIRECTV system equipment and DIRECTV(R) programming packages in our stores, and since our September 2000 launch, we have sold over 100,000 DIRECTV systems. In February 2001, we entered into a strategic alliance with RadioShack under which RadioShack would operate store-within-a-store areas inside selected Blockbuster locations. During 2001, we decided not to proceed with a nationwide rollout of this concept. Our initiatives to optimize our stores' revenues and gross profit may cause us to alter the product mix in our stores. This may cause us to rationalize our stores' existing product mix, which could result in a non-cash charge.

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

      General and Administrative Expense. General and administrative expense, which includes expenses incurred at the store, regional and corporate levels and expenses relating to our new media business, remained consistent as a percentage of total revenues at 43.8% for both 2000 and 1999. General and administrative expense of $2,174.0 million in 2000 increased $220.8 million, or 11.3%, from $1,953.2 million in 1999. The dollar increase in 2000 resulted from compensation increases of $107.4 million related to additional personnel needed to support our store growth, DIRECTV initiatives, and our new media business. Occupancy costs increased $55.2 million largely as a result of an increase in the number of company-operated stores. Other corporate and store expenses increased $58.2 million due primarily to the growth of our business, including our DIRECTV and new media initiatives, and a decrease in the net gain recognized on the refranchising of stores of approximately $18.2 million from 1999 to 2000.

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

Liquidity and Capital Resources

  Liquidity and Capital Resources

   We generate cash from operations predominantly from the rental and retail sale of videocassettes, DVDs and video games and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for at least the next twelve months. However, we may seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

   In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale, the contingent liability for base rent for the remaining initial terms of these leases was about $84.0 million on an undiscounted basis, with respect to these guarantees. However, certain leases may be extended beyond the initial term and remain subject to the guarantee. We have not recognized any reserves related to this contingent liability.

We are dependent upon Wherehouse's ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that we would be required to honor the guarantee. Wherehouse has reported operating losses of $30.3 million and $14.2 million for the nine-months ended October 31, 2001 and 2000, respectively. If Wherehouse defaults, related payments are expected to be funded from operating cash flow. Related losses due to default could materially affect future operating income.

   As described more fully in Notes 9 and 11 to the consolidated financial statements, at December 31, 2001 our obligations, were as follows:

Contractual Obligations       (less than) 1 Year 1-3 Years 4-5 Years After 5 Years  Total
-----------------------       ------------------ --------- --------- ------------- --------
Long Term Debt...............       $157.8       $  458.4   $   --      $   --     $  616.2
Capital Lease Obligations(1).         34.1           75.5     24.0        14.7        148.3
Operating Leases.............        486.8        1,101.1    305.6       388.6      2,282.1
                                    ------       --------   ------      ------     --------
Total Contractual Obligations       $678.7       $1,635.0   $329.6      $403.3     $3,046.6
                                    ======       ========   ======      ======     ========

--------
(1) Includes both principal and interest.

  Capital Structure

   On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $700.0 million of available borrowing capacity under the long-term revolver at December 31, 2001 and have the ability with this available borrowing capacity to extend the maturties of the current portion of our term loan. We are actively reviewing our financing arrangements and will pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread" based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at December 31, 2001 for borrowings under the credit agreement was 5.8%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2001).

   The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, we were in compliance with all covenants under the credit agreement.

   In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swaps qualify as fully effective cash-flow hedging instruments under SFAS 133, "Accounting For Derivative Instruments and Hedging Activities." Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At December 31, 2001, the fair value of the interest rate swaps was a liability of $13.7 million.

   We entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 2001.

  Consolidated Cash Flows

   Operating Activities. Net cash flows from operating activities increased $74.3 million, or 5.6%, from $1,320.8 million for 2000 to $1,395.1 million for 2001. The most significant reason for the increase in cash flows from operating activities was an improvement in income before depreciation and amortization, excluding the impacts of the change in accounting estimates and special item charges, of $204.9 million. This was partially offset by the $160.2 million difference in the decrease in accounts payable from a $101.4 million increase for 2000 to a $58.8 million decrease for 2001, mainly due to the timing of payments.

   Investing Activities. Net cash used in investing activities decreased $111.6 million from $1,056.8 million for 2000 to $945.2 million in 2001. This decrease was due to a $128.2 million decrease in capital expenditures and a $33.7 million decrease in cash used for acquisitions. The decrease in capital expenditures was primarily due to fewer new store openings and lower expenditures related to initiatives associated with blockbuster.com in 2001 as compared to 2000. The decrease in cash used for acquisitions was due to the fact that we did not have any acquisitions in 2001. These decreases were partially offset by a $49.4 million increase in rental library purchases.

   Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, equipment and construction costs. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in certain international markets and will require capital and/or ongoing infrastructure enhancements to support acquisitions and our expansion strategies in developing markets. We currently expect to add approximately 300 net new stores in 2002. We currently anticipate that capital expenditures of approximately $150 to $175 million will be incurred in 2002. The projected increase in capital spending from 2001 is due primarily to planned increases in expenditures related to new stores, store remodeling and the implementation and upgrading of store technology primarily related to DVD purchases.

   Financing Activities. Net cash used in financing activities increased $254.0 million from $187.2 million for 2000 to $441.2 million for 2001. This increase was primarily due to a net pay-down of long-term debt under our credit facility of $422.0 million for 2001, as compared to a net pay-down of $165.1 million in long-term debt under our credit facility in 2000, as we utilized our positive free cash flow to pay down our debt.

  Other Financial Measurements: Working Capital

   At December 31, 2001, we had cash and cash equivalents of $200.2 million. Working capital, however, reflected a deficit of $552.4 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

  Availability of Foreign Net Operating Losses

   As more fully discussed in Note 10 to the consolidated financial statements, we are required, if so requested by Viacom, to surrender certain tax losses of our United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation. At December 31, 2001, our foreign net operating loss tax assets are $66.0 million, of which $55.4 million is reserved.

  Related Party Transactions

   Effective with our initial public offering, we entered into a transition services agreement with Viacom whereby Viacom is providing us with cash management, accounting, management information systems, legal, financial and tax services as well as employee benefit plan and insurance administration primarily for the periods prior to the initial public offering and during the transitional period subsequent to the initial public offering. These services may change upon agreement between Viacom and us. The fee for these services approximates Viacom's cost and could be subject to adjustment. We have agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The service agreement expires upon the closing of a split-off or similar transaction. The charges for services were $7.7 million, $1.8 million, and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

   Viacom paid insurance premiums for certain worker's compensation, property, general liability and group insurance policies for us. Insurance expense related to these policies was $10.4 million, $2.0 million and $2.6 million for the years ended December 31, 1999, 2000 and 2001, respectively, and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations.

   Through the normal course of business, we are involved in transactions with companies owned by or affiliated with Viacom. We purchase certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation and Showtime Networks, Inc. Total purchases from Paramount were $112.0 million, $129.9 million and $127.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Total purchases from Showtime were $4.9 million, $4.2 million and $4.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. We also purchased certain home video games from Midway Games, Inc. Total amounts paid for purchases were $15.7 million, $5.6 million and $3.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

   In addition, our studios allow us to direct a significant amount of their home video advertising expenditures. We received $3.6 million, $3.5 million and $8.8 million from Paramount in 1999, 2000 and 2001, respectively, related to this arrangement. These amounts have been recorded as reductions to our advertising expenses during the periods presented as they reflect reimbursements of costs actually incurred.

   We use a third-party agency to allocate our media placement and spending, based on specifications determined by us in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 1999, 2000 and 2001 about $18.9 million, $32.9 million and $75.9 million of our aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates as a percentage of our total advertising expenses were 8.1%, 15.3% and 34.4% for 1999, 2000 and 2001, respectively. The increases in advertising expenditures spent with Viacom affiliates as a percentage of our total advertising expenses in 2000 and 2001 are primarily due to the merger of CBS Corporation and Viacom in May of 2000 and Viacom's acquisition of BET Holdings II, Inc. in February of 2001.

   In 1999, we entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks, a business unit of Viacom. Pursuant to this agreement, for one year, we agreed to provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use our U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid us $18.0 million. MTVN had an option to extend in perpetuity the license to use the customer database. We have recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. Accordingly, we recognized $1.9 million in 1999 and $3.8 million in the first two quarters of 2000. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, we have no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in "Other revenues" in the Consolidated Statements of Operations for the year ended December 31, 2000.

   In conjunction with the sale by a related party of Blockbuster Music to Wherehouse Entertainment, Inc., we assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed

Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $10.3 million remained in current liabilities at December 31, 2001.

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

Market Risk

   We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

  Interest Rate Risk

   Total outstanding borrowings under our credit agreement at December 31, 2001 were $600.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread," based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at December 31, 2001 for these borrowings was 5.8%.

   In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $2.0 million.

  Foreign Exchange Risk

   Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenue and operating income would have increased by an additional $46.0 million and $4.8 million, respectively, if foreign exchange rates in 2001 were consistent with 2000.

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

   Our Euro transition has been completed and our transition to the Euro currency has not had a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had a material effect on our financial condition or results of operations.

   Our operations outside the United States constituted 20.0% of our total revenues in 2001. Our operations in Europe constituted 10.1% of our total revenues in 2001. The majority of the European revenues are from Great Britain, which did not adopt the Euro in 2001.

Recent Accounting Pronouncements

   On January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statements 137 and 138. These statements require us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The impact of adoption was immaterial on our consolidated results of operations and financial position.

   In June 2001, the FASB issued SFAS 141, "Business Combinations," ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we will reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to believe that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

   We are required to adopt SFAS 142 as of January 1, 2002 for all goodwill and other intangible assets reflected in the statement of financial position. Upon adoption, we will no longer record $175.4 million in annual amortization expense associated with goodwill. We will continue to record annual amortization expense of $1.7 million associated with our intangible assets with finite lives.

   SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the related operations. If the book value exceeds the fair value, the second step of the test is performed. The second step requires that we determine an estimate of the fair value of our goodwill and compare the estimated fair value to the book value of the related goodwill. The amount of goodwill impairment, if any, would be the difference between the book value and the estimated fair value of the related goodwill, as determined by the application of the second step of the impairment test.

   We have completed the first step of the impairment test and are in the process of performing the second step. We expect that the amount of goodwill impairment to be recorded in connection with the adoption of SFAS 142 will be material to our Consolidated Statements of Operations but will have no impact on our operating income or cash flows for the year ended December 31, 2002. The amount of the impairment will be recorded as a cumulative effect of a change in accounting principle in our Consolidated Statements of Operations. Any future impairment charges required by the application of SFAS 142 must be recorded as an operating expense.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. We adopted SFAS 144 on January 1, 2002 and do not expect the impact of the application of SFAS 144 to have a material effect on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Response to this item is included in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk."

Item 8.  Financial Statements and Supplementary Data

                               BLOCKBUSTER INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Audited Consolidated Financial Statements:

   Report of Independent Accountants.......................................................  44

   Consolidated Statements of Operations--Year Ended December 31, 1999, 2000 and 2001......  45

   Consolidated Balance Sheets--at December 31, 2000 and 2001..............................  46

   Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss--Year
     Ended December 31, 1999, 2000 and 2001................................................  47

   Consolidated Statements of Cash Flows--Year Ended December 31, 1999, 2000 and 2001......  48

   Notes to Consolidated Financial Statements..............................................  49

Some supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Blockbuster Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Blockbuster Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 11, 2002

                               BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  1999      2000      2001
                                                                --------  --------  --------
Revenues:
   Rental revenues............................................. $3,758.5  $4,161.7  $4,314.7
   Merchandise sales...........................................    615.1     704.8     735.2
   Other revenues..............................................     89.9      93.6     106.8
                                                                --------  --------  --------
                                                                 4,463.5   4,960.1   5,156.7
                                                                --------  --------  --------
Cost of sales:
   Cost of rental revenues.....................................  1,276.5   1,481.9   1,824.5
   Cost of merchandise sold....................................    486.0     554.1     596.2
                                                                --------  --------  --------
                                                                 1,762.5   2,036.0   2,420.7
                                                                --------  --------  --------
   Gross profit................................................  2,701.0   2,924.1   2,736.0
                                                                --------  --------  --------
Operating expenses:
   General and administrative..................................  1,953.2   2,174.0   2,311.5
   Advertising.................................................    233.8     215.3     220.4
   Depreciation................................................    220.5     279.0     246.6
   Amortization of intangibles.................................    171.8     180.1     177.1
                                                                --------  --------  --------
                                                                 2,579.3   2,848.4   2,955.6
                                                                --------  --------  --------
Operating income (loss)........................................    121.7      75.7    (219.6)
   Interest expense............................................   (119.3)   (116.5)    (78.2)
   Interest income.............................................      3.2       7.3       6.1
   Other items, net............................................     (0.2)      1.7      (5.2)
                                                                --------  --------  --------
Income (loss) before income taxes..............................      5.4     (31.8)   (296.9)
   Benefit (provision) for income taxes........................    (71.8)    (45.4)     56.1
   Equity in income (loss) of affiliated companies, net of tax.     (2.8)      1.3       0.5
                                                                --------  --------  --------
Net loss....................................................... $  (69.2) $  (75.9) $ (240.3)
                                                                ========  ========  ========
Net loss per share:
   Basic and diluted........................................... $  (0.44) $  (0.43) $  (1.37)
                                                                ========  ========  ========
Weighted average shares outstanding:
   Basic and diluted...........................................    156.1     175.0     175.6
                                                                ========  ========  ========
Cash dividends per common share................................ $   0.02  $   0.08  $   0.08
                                                                ========  ========  ========

                See notes to consolidated financial statements.

                               BLOCKBUSTER INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In millions, except per share amounts)

                                                                                             December 31,
                                                                                          ------------------
                                                                                            2000      2001
                                                                                          --------  --------
Assets
Current assets:
   Cash and cash equivalents............................................................. $  194.2  $  200.2
   Receivables, less allowances of $8.6 and $8.2 for 2000 and 2001, respectively.........    185.8     150.0
   Merchandise inventories...............................................................    242.2     202.9
   Prepaid rent..........................................................................     46.4      46.9
   Other prepaid and current assets......................................................    130.9     116.4
                                                                                          --------  --------
       Total current assets..............................................................    799.5     716.4
Rental library...........................................................................    646.7     343.3
Receivable from Viacom...................................................................    134.9      94.5
Property and equipment, net..............................................................  1,079.4     909.0
Intangibles, net.........................................................................  5,809.2   5,624.2
Other assets.............................................................................     79.2      65.0
                                                                                          --------  --------
                                                                                          $8,548.9  $7,752.4
                                                                                          ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...................................................................... $  592.7  $  530.5
   Accrued expenses......................................................................    473.7     550.4
   Current portion of long-term debt.....................................................      8.0     157.8
   Current portion of capital lease obligations..........................................     24.8      23.6
   Deferred taxes........................................................................     24.0       6.5
                                                                                          --------  --------
       Total current liabilities.........................................................  1,123.2   1,268.8
Long-term debt, less current portion.....................................................  1,039.0     458.4
Capital lease obligations, less current portion..........................................     97.5      88.0
Deferred taxes...........................................................................    207.2     111.5
Other liabilities........................................................................     73.6      77.0
                                                                                          --------  --------
                                                                                           2,540.5   2,003.7
                                                                                          --------  --------
Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued
     or outstanding......................................................................       --        --
   Class A common stock, par value $0.01 per share; 400.0 shares authorized; 31.0 and
     32.8 shares issued and outstanding for 2000 and 2001, respectively..................      0.3       0.3
   Class B common stock, par value $0.01 per share; 500.0 shares authorized; 144.0
     shares issued and outstanding.......................................................      1.4       1.4
   Additional paid-in capital............................................................  6,166.4   6,181.1
   Retained deficit......................................................................    (86.8)   (327.1)
   Accumulated other comprehensive loss..................................................    (72.9)   (107.0)
                                                                                          --------  --------
       Total stockholders' equity........................................................  6,008.4   5,748.7
                                                                                          --------  --------
                                                                                          $8,548.9  $7,752.4
                                                                                          ========  ========

                See notes to consolidated financial statements.

                               BLOCKBUSTER INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     LOSS
                                 (In millions)

                                                                       Year Ended December 31,
                                                         --------------------------------------------------
                                                               1999              2000             2001
                                                         ----------------  ---------------  ---------------
                                                         Shares  Amount    Shares  Amount   Shares  Amount
                                                         ------ ---------  ------ --------  ------ --------
Class A common stock:
   Balance, beginning of year...........................    --  $      --   31.0  $    0.3   31.0  $    0.3
   Exercise of stock options............................    --         --     --        --    1.8        --
   Initial public offering, net proceeds................  31.0        0.3     --        --     --        --
                                                         -----  ---------  -----  --------  -----  --------
   Balance, end of year.................................  31.0  $     0.3   31.0  $    0.3   32.8  $    0.3
                                                         =====  =========  =====  ========  =====  ========
Class B common stock:
   Balance, beginning of year...........................    --  $      --  144.0  $    1.4  144.0  $    1.4
   Issuance of class B common stock to Viacom........... 144.0        1.4     --        --     --        --
                                                         -----  ---------  -----  --------  -----  --------
   Balance, end of year................................. 144.0  $     1.4  144.0  $    1.4  144.0  $    1.4
                                                         =====  =========  =====  ========  =====  ========
Additional paid-in capital:
   Balance, beginning of year...........................        $      --         $6,180.3         $6,166.4
   Issuance of class B common stock to Viacom...........          5,754.0               --               --
   Initial public offering, net proceeds................            429.8               --               --
   Issuance of class A common stock.....................               --              0.1              0.1
   Exercise of stock options............................               --               --             28.6
   Cash dividends.......................................             (3.5)           (14.0)           (14.0)
                                                                ---------         --------         --------
   Balance, end of year.................................        $ 6,180.3         $6,166.4         $6,181.1
                                                                =========         ========         ========
Viacom's net equity investment:
   Balance, beginning of year...........................        $ 5,695.8         $     --         $     --
   Other transactions with Viacom, net..................            118.0               --               --
   Net loss prior to initial public offering............            (58.3)              --               --
   Issuance of class B common stock to Viacom...........         (5,755.5)              --               --
                                                                ---------         --------         --------
   Balance, end of year.................................        $      --         $     --         $     --
                                                                =========         ========         ========
Accumulated other comprehensive loss:
   Balance, beginning of year...........................        $   (57.9)        $  (46.1)        $  (72.9)
   Other comprehensive income (loss):
       Change in fair value of interest rate swaps,
         net of tax.....................................               --               --             (8.3)
       Foreign currency translation adjustment..........             11.8            (26.8)           (25.8)
                                                                ---------         --------         --------
   Balance, end of year.................................        $   (46.1)        $  (72.9)        $ (107.0)
                                                                =========         ========         ========
Retained deficit:
   Balance, beginning of year...........................        $      --         $  (10.9)        $  (86.8)
   Net loss subsequent to initial public offering.......            (10.9)           (75.9)          (240.3)
                                                                ---------         --------         --------
   Balance, end of year.................................        $   (10.9)        $  (86.8)        $ (327.1)
                                                                =========         ========         ========
   Total stockholders' equity...........................        $ 6,125.0         $6,008.4         $5,748.7
                                                                =========         ========         ========
Comprehensive loss:
   Net loss.............................................        $   (69.2)        $  (75.9)        $ (240.3)
   Other comprehensive income (loss):
       Change in fair value of interest rate swaps,
         net of tax.....................................               --               --             (8.3)
       Foreign currency translation adjustment..........             11.8            (26.8)           (25.8)
                                                                ---------         --------         --------
   Total comprehensive loss.............................        $   (57.4)        $ (102.7)        $ (274.4)
                                                                =========         ========         ========

                See notes to consolidated financial statements.

                               BLOCKBUSTER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( in millions )



                                                                                  Year Ended December 31,
                                                                              ------------------------------
                                                                                1999       2000       2001
                                                                              ---------  ---------  --------
Cash flows from operating activities:
   Net loss.................................................................. $   (69.2) $   (75.9) $ (240.3)
   Adjustments to reconcile net loss to net cash flow provided by operating activities:
       Depreciation and amortization (excluding special item charges)........     392.3      427.5     421.1
       Rental amortization...................................................     675.1      735.6     878.3
       Non-cash portion of special item charges and change in accounting
         estimates...........................................................        --       31.6     345.4
       Deferred taxes........................................................     173.9      136.2    (107.8)
       Write-down of investments.............................................        --         --       4.2
       Equity in (income) loss of affiliated companies, net of tax...........       2.8       (1.3)     (0.5)
       Gain on sales of store operations.....................................     (19.9)      (1.7)     (0.5)
       Gain on sale of non-core investment...................................        --       (1.9)       --
       Common stock issued to non-employee directors.........................        --        0.1       0.1
   Change in operating assets and liabilities:
       (Increase) decrease in receivables....................................      (7.3)     (56.4)     34.5
       (Increase) decrease in receivable from Viacom.........................     (41.1)     (93.8)     40.4
       (Increase) decrease in merchandise inventories........................      (5.2)      35.8      24.7
       (Increase) decrease in prepaid and other assets.......................     (58.0)      12.9     (17.4)
       Increase (decrease) in accounts payable...............................      59.3      101.4     (58.8)
       Increase in accrued expenses and other liabilities....................      40.1       70.7      71.7
                                                                              ---------  ---------  --------
Net cash flow provided by operating activities...............................   1,142.8    1,320.8   1,395.1
                                                                              ---------  ---------  --------
Cash flows from investing activities:
   Rental library purchases..................................................    (808.7)    (810.0)   (859.4)
   Capital expenditures......................................................    (374.4)    (221.5)    (93.3)
   Cash used for acquisitions................................................    (111.7)     (33.7)       --
   Proceeds from sales of property and equipment.............................       1.7        1.7       2.1
   Proceeds from sales of store operations...................................      36.1        4.8       2.3
   Proceeds from notes receivable............................................        --         --       8.1
   Proceeds from sale of non-core investment.................................        --        7.1        --
   Investments in affiliated companies.......................................      (1.1)      (5.2)     (5.0)
                                                                              ---------  ---------  --------
Net cash flow used for investing activities..................................  (1,258.1)  (1,056.8)   (945.2)
                                                                              ---------  ---------  --------
Cash flows from financing activities:
   Proceeds from credit agreement............................................   1,750.0      125.0     115.0
   Repayments on credit agreement............................................    (562.9)    (290.1)   (537.0)
   Proceeds from other notes.................................................        --       26.5        --
   Repayments on other notes.................................................        --       (4.3)     (8.8)
   Net repayments to Viacom..................................................  (1,576.4)        --        --
   Net proceeds from the issuance of common stock............................     430.1         --        --
   Net proceeds from the exercise of stock options...........................        --         --      28.6
   Cash dividends............................................................      (3.5)     (14.0)    (14.0)
   Capital contributions from Viacom, net....................................     134.1         --        --
   Capital lease payments....................................................     (34.2)     (30.3)    (25.0)
                                                                              ---------  ---------  --------
Net cash flow provided by (used in) financing activities.....................     137.2     (187.2)   (441.2)
                                                                              ---------  ---------  --------
Effect of exchange rate changes on cash......................................      (1.3)      (2.2)     (2.7)
                                                                              ---------  ---------  --------
Net increase in cash and cash equivalents....................................      20.6       74.6       6.0
Cash and cash equivalents at beginning of year...............................      99.0      119.6     194.2
                                                                              ---------  ---------  --------
Cash and cash equivalents at end of year..................................... $   119.6  $   194.2  $  200.2
                                                                              =========  =========  ========

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

   During 1999 and prior to the Offering, certain expenses reflected in the consolidated financial statements included an allocation of corporate expenses from Viacom. All such costs and expenses were deemed to have been paid by the Company to Viacom in the period in which the costs were recorded. Allocations of current income taxes receivable or payable were deemed to have been remitted, in cash, by or to Viacom in the period the related income taxes were recorded. Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the consolidated financial statements for the periods prior to the Offering may not necessarily reflect the results of operations or cash flows of the Company in the future or what the results of operations or cash flows would have been if the Company had been a separate, stand-alone company during the periods presented.

   Prior to the Offering, the following transactions were completed: (1) in late 1998, numerous U.S. subsidiaries of Viacom International Inc., a wholly-owned subsidiary of Viacom, each of which were directly or indirectly involved in the Company's operations, were merged with and into the Company,
(2) on December 31, 1998, the Company declared a $1.4 billion dividend payable to Viacom International Inc. in the form of an interest-bearing note, (3) effective June 21, 1999, the Company entered into a term and revolving credit agreement with a syndicate of lenders which was used to repay debt owed to Viacom and to pay a portion of the purchase price to acquire certain international operations from affiliates of Viacom, (4) effective on or about June 23, 1999, the Company purchased certain international operations of the Company from affiliates of Viacom, (5) effective August 3, 1999, the Company was recapitalized with class A common stock and class B common stock of which
144.0 million shares of class B common stock were simultaneously issued to Viacom International Inc. in exchange for 100 shares of common stock of the Company (which represented all of the issued and outstanding common stock of the Company at that time) and, (6) effective on the Offering date, Blockbuster's intercompany cash transactions with Viacom were capitalized into Viacom's net equity investment.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   On August 10, 1999 the Company sold to the public 31.0 million shares of class A common stock for $15 per share. Proceeds from the Offering aggregated $430.1 million, net of underwriting discounts and commissions of $22.1 million and Offering expenses of $12.8 million. Of the gross proceeds from the Offering, $442.9 million was used to pay down the short-term revolving loan due June 19, 2000 and permanently reduced the Company's borrowing capacity (see
Note 9). Subsequent to the Offering, through Viacom International Inc.'s ownership of 100% of the Company's class B common stock, Viacom owned approximately 82.0% of the Company's common stock representing approximately 95.6% of the combined voting power of all classes of voting stock of Blockbuster. As of December 31, 2001, Viacom owned approximately 81.4% of the Company's common stock, representing approximately 95.6% of the combined voting power of all classes of voting stock of Blockbuster. The holders of class A and class B common stock generally have identical rights, except that holders of class A common stock are entitled to one vote per share while holders of class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

Note 2--Summary of Significant Accounting Policies

  Use of Estimates

   The preparation of Blockbuster's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company's rental library, estimated accruals related to revenue sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and investments of more than 50.0% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20.0% but less than or equal to 50.0% are accounted for using the equity method. Investments of 20.0% or less are accounted for using the cost method. All significant intercompany transactions have been eliminated.

  Cash and Cash Equivalents

   Cash and cash equivalents consists of cash on hand and short-term (original maturity of three months or less) highly liquid investments.

  Merchandise Inventories

   Merchandise inventories consist primarily of pre-recorded videocassette retail inventory, DVDs, video games, licensed merchandise, DVD and game hardware, and confectionery items and are stated at the lower of

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

cost or market. The Company includes an allocation of costs incurred in its distribution center to prepare products for its stores in the cost of its merchandise inventory. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis. The Company accrues for shrink based on the actual historical shrink results of the Company's most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger.

  Rental Library

   Prior to July 1, 2001, the cost of non-base stock videocassettes, defined as new release product, was amortized on an accelerated basis over three months to an estimated $4 residual value. The cost of base stock videocassettes, defined as catalogue product, was amortized on an accelerated basis over three months and then on a straight-line basis over thirty-three months to an estimated $4 residual value. The cost of new release, or non-base stock DVDs, was amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs were amortized on an accelerated basis over a twelve-month period to an estimated $10 and $4 residual value, respectively.

   Beginning July 1, 2001, the cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of a new release DVD is amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs are amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively (see
Note 4).

   The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. The up-front costs are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company's analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.

  Property and Equipment

   Property and equipment is stated at cost. Depreciation expense is computed principally by the straight-line method over the estimated useful lives of the respective assets as follows:

Building.......................... 25 to 31.5 years
Building improvements............. 10 years
Leasehold improvements............ 4 to 10 years
Equipment and other............... 3 to 10 years
Furniture and fixtures............ 3 to 10 years

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   Balances of major classes of assets and accumulated depreciation at December 31 are as follows:

                                                   2000     2001
                                                 -------- --------
              Land, building and building
                improvements.................... $   47.3 $   41.1
              Leasehold improvements............    781.5    796.7
              Equipment and other...............    600.2    584.8
              Furniture and fixtures............    332.9    336.3
              Capital leases....................    210.7    201.7
                                                 -------- --------
                 Total..........................  1,972.6  1,960.6
              Less: accumulated depreciation....    893.2  1,051.6
                                                 -------- --------
              Property and equipment, net....... $1,079.4 $  909.0
                                                 ======== ========

   Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense related to capital leases was $24.0 million, $23.5 million and $25.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

  Store Closures

   Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold.

  Intangible Assets

   Intangible assets include the cost of acquired businesses in excess of the fair market value of tangible assets and liabilities acquired ("goodwill"), and principally relate to Viacom's acquisition of the Company in 1994. Additionally, "Other intangibles" represents amounts paid to reacquire franchise rights.

   Blockbuster's intangible assets are stated at historical allocated cost less accumulated amortization. Blockbuster amortizes intangible assets on a straight-line basis as follows: for goodwill, over the estimated useful life, not exceeding 40 years; and for reacquired franchise rights, the life of the franchise agreement, not exceeding 20 years. Accounting for intangible assets will change upon the Company's adoption of the new standard for goodwill and other intangible assets in 2002 (see Recent Accounting Pronouncements).

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   Intangible assets at December 31 consist of the following:

                                                         2000     2001
                                                       -------- --------
       Goodwill....................................... $6,816.1 $6,805.2
       Other intangibles (reacquired franchise rights)     25.9     25.9
                                                       -------- --------
          Total.......................................  6,842.0  6,831.1
       Less: accumulated amortization.................  1,032.8  1,206.9
                                                       -------- --------
       Intangibles, net............................... $5,809.2 $5,624.2
                                                       ======== ========

  Impairment of Long-Lived Assets

   The Company assesses long-lived assets (primarily property and equipment and goodwill) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows generated by these assets to the assets' net carrying value. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair value (see Note 3). Impairment review of long-lived assets associated with the Company's stores is performed domestically on a market-by-market basis and internationally on a country-by-country basis.

  Fair Value of Financial Instruments

   At December 31, 2000 and 2001, the Company's carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest. During 2000 and 2001, no financial instruments were held or issued for trading purposes.

   The Company's receivables do not represent significant concentrations of credit risk at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the Company's products and services are sold.

  Foreign Currency Translation and Transactions

   The financial statements of the Company's foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 1999, 2000 and 2001. Net foreign currency transaction gains and losses were not significant for any of the years presented.

  Revenue Recognition

   Rental revenues and merchandise sales are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenue received in connection with the initial rental of the product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by the Company's membership agreement. Under the Company's convenience policy a customer pays for the initial rental at the

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer's rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned.

   Blockbuster has agreements with certain companies that allow these companies to purchase free rental cards from Blockbuster, which can then be awarded at their discretion. Blockbuster defers revenue for the estimated number of free rental cards that will ultimately be redeemed and recognizes the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions is generally recognized when the cards are issued. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards at any Blockbuster store.

   Blockbuster's premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER REWARDS program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably as revenue over the membership period.

   From time to time, the Company sells multiple goods and or services as a bundled package. The Company allocates revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognizes revenue upon delivery or consummation of the separable earnings process attributable to each element.

  Franchise Fees

   The Company executes franchise agreements covering retail locations, which provide the terms of the arrangement with the franchisee. The franchise agreements generally require an initial fee, an area development fee for each store opened and continuing fees based upon a percentage of sales.

   The Company recognizes initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed. Area development fees are deferred when received and recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed. Continuing fees based upon a percentage of sales are recognized when earned.

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

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

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

  Net Loss Per Share

   Basic loss per share ("EPS") is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 11.2 million, 13.7 million and
15.4 million shares of class A common stock were outstanding as of December 31, 1999, 2000 and 2001, respectively, and were excluded from the computation of the weighted average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted average shares, in millions, used in the calculation of basic and diluted EPS:

                                                Year Ended December 31,
                                                -----------------------
                                                 1999    2000    2001
                                                ------  ------  ------
        Weighted average shares for basic EPS..  156.1   175.0   175.6
        Incremental shares for stock options...     --      --      --
                                                ------  ------  ------
        Weighted average shares for diluted EPS  156.1   175.0   175.6
                                                ======  ======  ======

  Comprehensive Loss

   Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net loss, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive income (loss) impacting the Company.

  Recent Accounting Pronouncements

   On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133." These statements require companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets, liabilities or firm commitments through earnings, or be recognized in

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

other comprehensive income (loss) until the hedged item is recognized in earnings. The impact of adoption was immaterial on the Company's consolidated results of operations and financial position.

   In June 2001, the FASB issued SFAS 141, "Business Combinations" ("SFAS 141"), and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to believe that their values have been diminished or impaired, these assets must be tested for impairment, and a write-down may be necessary. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

   The Company is required to adopt SFAS 142 as of January 1, 2002 for all goodwill and other intangible assets reflected in the statement of financial position. Upon adoption, Blockbuster will no longer record $175.4 million in annual amortization expense associated with goodwill. Blockbuster will continue to record annual amortization expense of $1.7 million associated with its intangible assets with finite lives.

   SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the related operations. If the book value exceeds the fair value, the second step of the test is performed. The second step requires that the Company determine an estimate of the fair value of its goodwill and compare the estimated fair value to the book value of the related goodwill. The amount of goodwill impairment, if any, would be the difference between the book value and the estimated fair value of the related goodwill, as determined by the application of the second step of the impairment test.

   Blockbuster has completed the first step of the impairment test and is in the process of performing the second step. The Company expects that the amount of goodwill impairment to be recorded in connection with the adoption of SFAS 142 will be material to the Consolidated Statement of Operations but will have no impact on the Company's operating income or cash flows for the year ended December 31, 2002. The amount of the impairment will be recorded as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. Any future impairment charges required by the application of SFAS 142 must be recorded as an operating expense.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective for fiscal years beginning after December 15, 2001 and replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions" for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The Company adopted SFAS 144 on January 1, 2002 and does not expect the impact of the application of SFAS 144 to have a material effect on its financial statements.

Note 3--Special Item Charges

   During the third quarter of 2001, Blockbuster announced that it would execute a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. The Company initiated this plan with the goal of optimizing its stores' revenues and gross profit based on an evaluation of the Company's product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format, as evidenced by Blockbuster's increase in DVD rental revenues as a percentage of total rental revenues from 7.3% for the three-months ended September 30, 2000 to 19.8% for the three months ended September 30, 2001 and the continued increase to 23.4% for the three months ended December 31, 2001. Based on the Company's evaluation, and in connection with the resulting plan, the Company disposed of approximately 30% of its VHS rental library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain games from its rental library in its stores. These activities resulted in non-cash charges of $184.1 million to cost of rental revenues and $11.8 million to cost of merchandise sold, which reflect the cost of the disposed library and inventory items, net of any estimated proceeds. The Company also recorded a charge of $26.9 million in incremental selling, general and administrative expenses, primarily related to (i) labor incurred during 2001 to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of several of the Company's corporate departments. Additionally, the Company recorded charges of $2.6 million and $1.9 million in depreciation expense and equity in income (loss) of affiliated companies, respectively, related to the plan. The Company has completed the implementation of this plan as of December 31, 2001. During the fourth quarter, the Company evaluated the actual results of this plan and adjusted its estimates reported in the third quarter by recording reductions of $9.6 million in cost of rental revenues and $4.3 million in cost of merchandise sold to reflect the actual impact of the Company's strategic re-merchandising plan in the Consolidated Statements of Operations for the year ended December 31, 2001.

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

Note 4--Change in Accounting Estimates for Rental Library

   In connection with the strategic re-merchandising plan discussed in Note 3, Blockbuster re-evaluated and changed the accounting estimates related to its rental library, including residual values and useful lives. Effective July 1, 2001, the residual value of VHS rental products was reduced from $4 to $2, and the residual value of game rental products was reduced from $10 to $5. In addition, the Company reduced its estimate of the useful life of its base stock VHS rental library from 36 months to 9 months. These changes in estimate reflect the impact of changes in the Company's rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which have led to a reduction in the average selling value of the Company's previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimate, cost of rental revenues was $141.7 million higher, net loss was $90.1 million higher and net loss per share was $0.51 higher for the year ended December 31, 2001.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


Note 5--Stock Option Plans

   The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom do not issue options at exercise prices below the market value at date of grant.

   Had compensation expense for Viacom's and Blockbuster's stock option plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by $12.3 million ($7.5 million after tax or $0.05 per basic and diluted share), $21.9 million ($13.1 million after tax or $0.07 per basic and diluted share) and $30.9 million ($18.7 million after tax or $0.11 per basic and diluted share) in 1999, 2000 and 2001, respectively. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years. Options issued prior to January 1, 1995 were excluded from the computation.

  Blockbuster Long-Term Management Incentive Plan

   On July 15, 1999, Blockbuster's Board of Directors adopted the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (the "Plan") for the benefit of its employees and directors. An aggregate of 25.0 million shares of class A common stock was reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. The purpose of the Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted in 2000 and 2001 generally vest over a four-year period from the date of grant and generally expire ten years after the date of grant.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1999  2000  2001
                                                ----  ----  ----
               Expected dividend yield (a).....  0.6%  1.0%  0.3%
               Expected stock price volatility. 45.0% 45.0% 52.0%
               Risk-free interest rate.........  6.2%  6.1%  5.0%
               Expected life of options (years)  7.0   7.0   7.0

--------
(a) Management's current intention is to pay dividends of $0.02 per share each quarter on both class A common stock and class B common stock.

   The weighted-average fair value of each option as of the grant date was $7.98, $5.63 and $10.00 in 1999, 2000 and 2001, respectively.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   The following table summarizes stock option activity pursuant to Blockbuster's stock option plan:

                                          Options   Weighted-Average
                                        Outstanding  Exercise Price
                                        ----------- ----------------
           Balance at December 31, 1998         --       $   --
              Granted.................. 11,573,108        14.99
              Exercised................         --           --
              Cancelled................    337,629        15.00
                                        ----------
           Balance at December 31, 1999 11,235,479        14.99
              Granted..................  4,695,235        11.04
              Exercised................         --           --
              Cancelled................  2,235,173        14.47
                                        ----------
           Balance at December 31, 2000 13,695,541        13.72
              Granted..................  5,274,808        17.43
              Exercised................  1,833,057        14.18
              Cancelled................  1,725,648        14.07
                                        ----------
           Balance at December 31, 2001 15,411,644       $14.90
                                        ==========

   The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2001:

                             Outstanding                     Exercisable
                -------------------------------------- ------------------------
                            Remaining     Weighted-                Weighted-
    Range of               Contractual     Average                  Average
 Exercise Price  Options   Life (Years) Exercise Price  Options  Exercise Price
 -------------- ---------- ------------ -------------- --------- --------------
   $11 to $12    3,605,679     8.6          $11.01       798,794     $11.00
    13 to  18   11,580,765     8.4           15.91     2,767,567      14.99
    24 to  26      225,200     9.9           25.38            --         --
                ----------                             ---------
                15,411,644                             3,566,361
                ==========                             =========

  Viacom's Long-Term Incentive Plan

   Certain of the Company's employees have been granted Viacom stock options under Viacom's Long-term Incentive Plans (the "Viacom Plans"). The purpose of the Viacom Plans is to benefit and advance the interests of Viacom by rewarding certain key employees for their contributions to the financial success of Viacom and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three- to six-year period from the date of grant and expire ten years after the date of grant.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   1999  2001
                                                   ----  ----
                  Expected dividend yield (b).....   --    --
                  Expected stock price volatility. 29.6% 33.7%
                  Risk-free interest rate.........  6.1%  5.0%
                  Expected life of options (years)  7.5   6.1

--------
(b) Viacom has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of doing so.

   The weighted-average fair value of each option as of the grant date was $19.89 and $23.71 in 1999 and 2001, respectively.

   No Viacom stock options were granted to Blockbuster employees in 2000.

   The following table summarizes stock option activity under Viacom's various plans as it relates to Blockbuster's employees:

                                          Options   Weighted-Average
                                        Outstanding  Exercise Price
                                        ----------- ----------------
           Balance at December 31, 1998  3,221,244       $17.51
              Granted..................     40,000        42.13
              Exercised................    634,052        14.88
              Cancelled................    153,198        15.02
                                         ---------
           Balance at December 31, 1999  2,473,994        18.74
              Granted..................         --           --
              Exercised................    409,440        15.78
              Cancelled................    119,320        20.77
                                         ---------
           Balance at December 31, 2000  1,945,234        19.24
              Granted..................    755,000        44.71
              Exercised................    223,331        16.61
              Cancelled................    142,514        28.34
                                         ---------
           Balance at December 31, 2001  2,334,389       $27.17
                                         =========

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   The following table summarizes information concerning currently outstanding and exercisable Viacom stock options held by Blockbuster employees at December 31, 2001:

                               Outstanding                        Exercisable
               ------------------------------------------- --------------------------
                            Remaining
   Range of              Contractual Life Weighted-Average           Weighted-Average
Exercise Price  Options      (Years)       Exercise Price   Options   Exercise Price
-------------- --------- ---------------- ---------------- --------- ----------------
 $10 to $15       15,000       5.62            $14.94         10,000      $14.94
  15 to  20    1,075,368       5.56             15.32        823,868       15.34
  30 to  35      389,655       6.64             30.56        259,536       30.56
  40 to  45      640,000       9.78             42.04         10,000       42.69
  55 to  60      115,000       9.08             55.20             --          --
   8 to  20(c)    99,366       1.69             15.73         99,366       15.73
               ---------                                   ---------
               2,334,389                                   1,202,770
               =========                                   =========

--------
(c) Represents information for options assumed with the Viacom acquisition of Blockbuster.

Note 6--Accrued Expenses

   The Company's accrued expenses consist of the following:

                                                          At December 31,
                                                          ---------------
                                                           2000    2001
                                                          ------  ------
      Accrued compensation............................... $ 88.3  $ 89.5
      Accrued revenue-sharing............................  107.4   135.2
      Accrued gift card liability........................   98.8   121.8
      Accrued taxes other than income taxes..............   82.5    61.4
      Store closure reserves.............................   14.8    10.5
      Accrued Music liabilities..........................   13.3    10.3
      Deferred revenue...................................   14.2    33.8
      Fair value of interest rate swaps payable to Viacom     --    13.7
      Accrued legal......................................    0.8    26.1
      Other..............................................   53.6    48.1
                                                          ------  ------
                                                          $473.7  $550.4
                                                          ======  ======

Note 7--Related Party Transactions

   Effective with the Offering, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with accounting, management information systems, legal, financial and tax services, as well as employee benefit plan and insurance administration. These services may change upon agreement between Viacom and the Company. The fee for these services could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $7.7 million, $1.8 million and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   Viacom paid insurance premiums on behalf of the Company for certain worker's compensation, property, general liability and group insurance policies. Insurance expense related to these policies was $10.4 million, $2.0 million and $2.6 million for the years ended December 31, 1999, 2000 and 2001, respectively, and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations. See Note 12 for pension plan and additional employee benefit costs charged by Viacom to the Company.

   Viacom generally did not charge the Company interest on intercompany balances except for intercompany debt associated with certain foreign operations, the note associated with the $1.4 billion dividend payable to Viacom International Inc. and the notes associated with the acquisition of franchise operations. See Note 8 for interest expense charged by Viacom to the Company.

   The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation ("Paramount") and Showtime Networks, Inc. ("Showtime"). Total purchases from Paramount were $112.0 million, $129.9 million and $127.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Total purchases from Showtime were $4.9 million, $4.2 million and $4.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company also purchases certain home video games from Midway Games, Inc. Total amounts paid for purchases were $15.7 million, $5.6 million and $3.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

   In addition, the studios allow the Company to direct a significant amount of their home video advertising expenditures. The Company received $3.6 million, $3.5 million and $8.8 million from Paramount in 1999, 2000 and 2001, respectively, related to this arrangement. These amounts have been recorded as reductions to the Company's advertising expenses during the periods presented as they reflect reimbursements of costs actually incurred.

   The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 1999, 2000 and 2001 about $18.9 million, $32.9 million and $75.9 million of Blockbuster's aggregate advertising expenditures were spent with Viacom affiliates.

   In 1999, the Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks ("MTVN"), a business unit of Viacom. Pursuant to this agreement, for one year, Blockbuster agreed to provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company's U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid Blockbuster $18.0 million. MTVN had an option to extend in perpetuity the license to use the customer database. Blockbuster had recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. Accordingly, Blockbuster recognized $1.9 million in 1999 and $3.8 million in the first two quarters of 2000. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, Blockbuster has no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in "Other revenues" in the Consolidated Statements of Operations for the year ended December 31, 2000.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   In conjunction with the sale by a related party of Blockbuster Music ("Music") to Wherehouse Entertainment, Inc. ("Wherehouse"), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom's net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $10.3 million remains in current liabilities at December 31, 2001.

   All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 8--Notes Payable to Viacom

   Funds advanced by Viacom to the Company to fund certain international operations were recognized as intercompany loans. These intercompany loans were purchased and retired by the Company with borrowings from the Company's credit agreement as part of its reorganization transactions as described in Note 1.

   On December 31, 1998, the Company declared a cash dividend in the amount of $1.4 billion payable to Viacom International Inc. in the form of an interest-bearing promissory note. On January 24, 1999, Blockbuster acquired 69 stores from a franchisee, which was funded with the proceeds of two notes payable to Viacom, which approximated $77.0 million. These notes bore interest at LIBOR plus 1.0% and were repaid with proceeds from the Company's new credit agreement on or about June 23, 1999 as discussed in Note 9.

   On or about June 23, 1999, the Company purchased certain of its international operations from affiliates of Viacom. The total amount paid for the international operations was $222.0 million. Approximately $65.0 million of funds were provided under the Company's new credit agreement, as discussed in
Note 9. The remaining $157.0 million was paid with cash from Viacom and has been recognized as a capital contribution in Viacom's net equity investment.

   Interest expense charged by Viacom approximated $49.1 million for 1999.

Note 9--Credit Agreement and Other Debt

   On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the "Blockbuster Credit Agreement") with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. The Company had $700.0 million of available borrowing capacity under the long-term revolver at December 31, 2001. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or "LIBOR spread" based on leverage ratios, which is currently 1.25%), at Blockbuster's option at the time of borrowing. The weighted-average interest rate at December 31, 2001 for borrowings under the Blockbuster Credit Agreement was 5.8%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2001).

   The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster's common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2001, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company's outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company's exposure to interest rate volatility. The swaps fixed $200.0 million of the Company's outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The Company's effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of the Company's outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At December 31, 2001 the fair value of the interest rate swaps was a liability of $13.7 million.

   Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. There were no outstanding amounts under these two lines of credit at December 31, 2000 or 2001.

   In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. The Company had $22.2 million and $14.8 million outstanding under this financing at December 31, 2000 and 2001, respectively.

   Short-term debt consists of the following:

                                                                             At December 31,
                                                                             ---------------
                                                                               2000    2001
                                                                             -------- ------
Current maturities of equipment term loan, interest rate of 8.0%, payable
  monthly through April 2005, secured by certain equipment.................. $    6.7 $  6.4
Current maturities of term loan, interest rate 7.9% at December 31, 2000 and 5.7% at December 31, 2001 due in quarterly installments beginning
  April 2002................................................................       --  150.0
Current maturities of all other obligations.................................      1.3    1.4
                                                                             -------- ------
   Total current portion of long-term debt.................................. $    8.0 $157.8
                                                                             ======== ======

Long-term debt, excluding current maturities, consists of the following:
                                                                             At December 31,
                                                                             ---------------
                                                                               2000    2001
                                                                             -------- ------
Term loan, interest rate 7.9% at December 31, 2000 and 5.7% at
  December 31, 2001 due in quarterly installments beginning April 2002...... $  600.0 $450.0
Long-term revolving credit facility, interest rate 8.0% at December 31, 2000    422.0     --
Equipment term loan, interest rate of 8.0%, payable monthly through April
  2005, secured by certain equipment........................................     15.5    8.4
All other obligations.......................................................      1.5     --
                                                                             -------- ------
   Total long-term debt..................................................... $1,039.0 $458.4
                                                                             ======== ======

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   Maturities on debt are as follows:

       2002....................................................... $157.8
       2003.......................................................  279.3
       2004.......................................................  178.1
       2005.......................................................    1.0
       2006.......................................................     --
       2007 and thereafter........................................     --
                                                                   ------
          Total................................................... $616.2
                                                                   ======

   Interest expense related to capital leases was $16.0 million, $13.9 million and $12.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. See Note 11 for further information regarding capital lease obligations.

Note 10--Income Taxes

   The Company is included in consolidated federal, state and local income tax returns filed by Viacom. However, the tax benefit (provision) reflected in the Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

   The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the closing of the Offering on August 16, 1999 the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the Viacom group. The current income tax liabilities for the periods presented prior to the Offering were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in Viacom's net equity investment in the Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom's consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999.

   With respect to tax attributes such as net operating losses, tax credits and capital losses, the Company will have the right of reimbursement or offset, which will be determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. Included in the Receivable from Viacom balance in the accompanying Consolidated Balance Sheets are income tax receivables of $130.9 million and $94.5 million as of December 31, 2000 and 2001, respectively. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used by the Company. There is also a requirement for the Company, if so requested by Viacom, to surrender certain tax losses by the Company of United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation.

   The Company's tax effected net operating loss carryforwards at December 31, 2001 are primarily attributable to domestic ($4.7 million) and foreign ($66.0 million) subsidiaries. These losses are subject to certain restrictions and limitations in accordance with domestic and foreign tax laws. The Company reviewed net operating loss

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

carryforwards and certain other deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that these tax benefits will be realized. Due to continued and projected profitability in Mexico, the Company now believes that its net operating losses generated in the past in Mexico will more likely than not be utilized in the future. Accordingly, during the fourth quarter, the Company reduced the valuation allowance related to net operating loss carryforwards attributed to Mexico by $10.6 million. For other foreign jurisdictions, the Company maintains a valuation allowance as the Company believes that it is more likely than not that these tax benefits will not be realized or will be subject to surrender to Viacom without compensation. In addition, the Company did not recognize a benefit for losses recognized in certain foreign jurisdictions in the Company's 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. Of the total tax effected net operating loss carryforwards, $24.0 million has no expiration date, $1.3 million expires in 2002 and $45.4 million expires thereafter.

   Income (loss) accounted for under the equity method of accounting is shown net of tax in the Consolidated Statements of Operations. Included in equity in income (loss) of affiliated companies, net of tax of $(2.8) million (1999), $1.3 million (2000) and $0.5 million (2001) are a tax benefit of $0.4 million for 1999, a tax provision of $0.8 million for 2000 and a tax provision of $0.4 million for 2001.

   Income (loss) before income taxes are attributable to the following jurisdictions:

                                                Year Ended December 31,
                                                -----------------------
                                                 1999    2000    2001
                                                ------  ------  -------
        United States.......................... $ 28.5  $(32.1) $(251.6)
        Foreign................................  (23.1)    0.3    (45.3)
                                                ------  ------  -------
                                                $  5.4  $(31.8) $(296.9)
                                                ======  ======  =======

   Components of the income tax benefit (provision) are as follows:

                                                Year Ended December 31,
                                               ------------------------
                                                1999     2000     2001
                                               -------  -------  ------
       Current:
          Federal............................. $  95.4  $  86.1  $(28.5)
          State and local.....................    14.0      7.9   (16.6)
          Foreign.............................    (7.3)    (3.2)   (6.6)
                                               -------  -------  ------
                                                 102.1     90.8   (51.7)
       Deferred...............................  (173.9)  (136.2)  107.8
                                               -------  -------  ------
                                               $ (71.8) $ (45.4) $ 56.1
                                               =======  =======  ======

   The following table reconciles the income tax benefit (provision) at the expected U.S. statutory rate to that in the financial statements:

                                                Year Ended December 31,
                                                ----------------------
                                                 1999    2000    2001
                                                ------  ------  ------
        Statutory U.S. tax benefit (provision). $ (1.9) $ 11.1  $103.9
        Amortization of non-deductible goodwill  (58.4)  (58.4)  (59.9)
        State and local taxes, net of federal
          tax benefit..........................    0.5     1.5    12.0
        Effect of foreign operations...........   (9.8)   (0.8)    5.4
        Other, net.............................   (2.2)    1.2    (5.3)
                                                ------  ------  ------
        Tax benefit (provision)................ $(71.8) $(45.4) $ 56.1
                                                ======  ======  ======

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   The following is a summary of the deferred tax accounts in accordance with SFAS 109, "Accounting for Income Taxes":

                                                        Year Ended December 31,
                                                        ----------------------
                                                           2000        2001
                                                        ----------   ---------
Deferred tax assets:
   Reserves and accrued liabilities.................... $     18.4   $    42.3
   Book-tax basis differences in investments...........       20.5        21.3
   Net operating loss carryforwards....................       59.3        70.7
                                                        ----------   ---------
   Total deferred tax assets...........................       98.2       134.3
   Less valuation allowance............................      (76.2)      (80.5)
                                                        ----------   ---------
   Net deferred tax assets.............................       22.0        53.8
                                                        ==========   =========
Deferred tax liabilities:
   Deferred expenses...................................      (24.0)       (6.5)
   Book-tax basis differences in rental library and
     other assets......................................     (229.2)     (165.3)
                                                        ----------   ---------
   Total deferred tax liabilities......................     (253.2)     (171.8)
                                                        ----------   ---------
   Total net deferred tax liabilities.................. $   (231.2)  $  (118.0)
                                                        ==========   =========

Note 11--Commitments and Contingencies

   The Company has long-term non-cancelable lease commitments for various real and personal property and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

   At December 31, 2001, minimum rental payments under non-cancelable leases are as follows:

                                                      Operating Capital
                                                      --------- -------
         2002........................................ $  486.8  $ 34.1
         2003........................................    455.3    30.3
         2004........................................    370.4    24.8
         2005........................................    275.4    20.4
         2006........................................    191.3    14.8
         2007 and thereafter.........................    502.9    23.9
                                                      --------  ------
         Total minimum lease payments................ $2,282.1  $148.3
                                                      ========
         Less amount representing interest...........             36.7
                                                                ------
         Present value of net minimum payments.......           $111.6
                                                                ======

   Rent expense was $454.0 million, $475.9 million and $498.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Subtenant rental income was $7.4 million, $12.5 million and $12.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $83.7 million.

   In October 1998, Music stores were sold to Wherehouse. Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The remaining

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)

initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the estimated contingent liability for base rent for the remaining initial terms of the leases approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements. The Company is dependent upon Wherehouse's ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that the Company would be required to honor the guarantee. If Wherehouse defaults, related losses could materially affect future operating income.

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

   On July 21, 1999, Ruben Loredo, doing business as Five Palms Video, purporting to act as a class representative on behalf of himself and all others similarly situated, filed a complaint in the District Court of Bexar County, Texas, against Blockbuster. The plaintiff asserted, among other things, that by entering into and operating under its revenue-sharing arrangements with the major motion picture studios, Blockbuster has attempted to and conspired with the studios to monopolize and restrain competition in the market for the retail rental of videocassettes in violation of Texas law. In addition, three other parties, purporting to act as class representatives on behalf of themselves and all others similarly situated, filed a substantially similar complaint in the United States District Court for the Western District of Texas against Viacom and major motion picture studios and their home video subsidiaries that have operated under these revenue-sharing arrangements with Blockbuster. These plaintiffs sought triple the amount of the alleged actual damages to themselves and triple the amount of alleged actual damages of those similarly situated, as well as preliminary and permanent injunctive relief prohibiting any unlawful attempt or conspiracy to monopolize the market for the retail rental of videocassettes. In April 2000, Ruben Loredo voluntarily dismissed the state court action without prejudice, and Ruben Loredo and Blockbuster were added as parties plaintiff and defendant, respectively, in the federal court action. In January 2000, the federal court plaintiffs added California state law claims to the pending federal antitrust claims. In March 2001, the federal judge in the United States District Court for the Western District of Texas denied the plaintiffs' request for class certification of both the federal and California claims. One of the plaintiffs has voluntarily dismissed his claims, leaving three plaintiffs in the Texas federal court action. They assert, among other things, that Blockbuster, Viacom, and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They are seeking triple the amount of the alleged actual damages to themselves. In January 2001, the same plaintiffs, in addition to other individual plaintiffs, filed a similar complaint in California in a Los Angeles County Superior Court seeking class certification and monetary damages. In January 2002, the California court also denied the plaintiffs' request for class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs' positions in both actions are without merit and intends to vigorously defend itself in each litigation.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


   On May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster (the "Wage and Hour Case"). The plaintiffs claim that they should be classified as non-exempt and are thus owed overtime payments under California law. The dollar amount that plaintiffs sought as damages to themselves and those similarly situated was not set forth in the complaint. In January 2001, the trial court judge certified a class. In January 2002, the court entered a final order approving the parties' proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, the maximum settlement amount Blockbuster will be required to pay is $12 million.

   Blockbuster is a defendant in over 23 putative class action lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001 (the "EVF Cases"). These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster's policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and/or result in unjust enrichment. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases which provides for a national settlement class and does not admit liability. The Texas court signed an order approving an addendum to the settlement agreement on May 30, 2001, and on January 22, 2002 entered a final judgment approving the settlement. Under the approved settlement, Blockbuster will make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys' fees in connection with the settlement. Notices of Appeal were filed by two different parties objecting to the settlement. On April 23, 2001, an Illinois state court denied Blockbuster's motion to stay the case before it based on the settlement in Texas. On April 25, 2001, the same Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. On September 13, 2001, the Illinois Supreme Court denied Blockbuster's petition for leave to appeal the Illinois trial court's denial of the motion to stay. On January 22, 2002, the plaintiffs in the Illinois action filed an amended complaint. On February 6, 2002, Blockbuster filed a motion to dismiss the complaint. Blockbuster believes the plaintiffs' positions in these cases are without merit and, if the settlement reached in Texas is not approved, Blockbuster intends to vigorously defend itself in any litigation.

   During the third quarter of 2001, the Company recorded $27.6 million in general and administrative expenses related to the Wage and Hour and EVF Cases. The Company's estimates of future costs are subject to change if and as circumstances change and additional information becomes available.

   We are subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. However, we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business.

   During the fourth quarter of 2001, one of the Company's franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. As of December 31, 2001, the franchisee had $7.5 million outstanding under this note.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


Note 12--Pension Plans and Other Employee Benefits

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

   The Company incurred pension and 401(k) savings plan expenses of $5.6 million, $1.6 million and $2.9 million for the years ended December 31, 1999, 2000 and 2001, respectively, which related to the plans discussed above.

   Management believes that the methodologies used to allocate pension charges to the Company are reasonable.

Note 13--Sales of Store Operations to Franchisees

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

   In 2001, Blockbuster sold certain stores to franchisees for $3.3 million. As a result of these sales, Blockbuster received $2.3 million in cash, $1.0 million in notes receivable and recognized a net gain of $0.5 million as a reduction of general and administrative expenses.

Note 14--Acquisitions

   During 1999 and 2000, the Company acquired several businesses that own and operate videocassette rental stores. The aggregate purchase price, consisting of cash consideration and notes for these businesses approximated $111.7 million and $33.7 million for the years ended December 31, 1999 and 2000, respectively, and was primarily allocated to video rental library, property and equipment and intangible assets. The Company did not acquire any businesses that own and operate videocassette rental stores in 2001.

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

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


Note 15--Supplemental Cash Flow Information

   Cash flows from operating activities included cash payments as follows:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                        1999    2000    2001
                                                                       ------  ------  -----
Cash payments for interest........................................... $109.3   $112.6  $79.4

Supplemental schedule of non-cash financing and investing activities:
   Notes received from sales of store operations (see Note 13)....... $ 30.3   $  0.9  $ 1.0
   Retail stores acquired under capital leases....................... $ 11.8   $ 14.6  $14.3

   All income tax obligations prior to the Offering have been satisfied by Viacom as the Company has been included in Viacom's consolidated tax return. Subsequent to the Offering, the Company will continue to be included in Viacom's consolidated tax return so long as the Company is controlled by Viacom; however, after all applicable net operating loss carryforwards have been utilized, and the Company's income tax receivable from Viacom has been eliminated, to the extent the Company will have a tax liability on a stand-alone basis, such amounts will be remitted to Viacom.

Note 16--Geographic Area

   Information regarding the Company's operations by geographic area is presented below. The principal geographic areas of the Company's operations are the United States and Europe. Operations in Latin America, Australia, Canada and Asia are classified in "International-all other." Intercompany transfers between geographic areas are not significant.

                                           Year Ended or at December 31,
                                           -----------------------------
                                             1999      2000      2001
                                           --------  --------  --------
       Revenues:
          United States................... $3,596.8  $4,003.3  $4,123.2
          Europe..........................    440.5     469.7     522.1
          International-all other.........    426.2     487.1     511.4
                                           --------  --------  --------
              Total revenues.............. $4,463.5  $4,960.1  $5,156.7
                                           ========  ========  ========
       Long-lived assets(1):
          United States................... $1,827.3  $1,842.7  $1,421.1
          Europe..........................    176.0     167.9     134.9
          International-all other.........    284.6     272.3     213.9
          Corporate Goodwill(2)........... $5,499.2  $5,331.6  $5,171.6
                                           --------  --------  --------
              Total long-lived assets..... $7,787.1  $7,614.5  $6,941.5
                                           ========  ========  ========

--------
(1) Includes all non-current assets, except the Viacom receivable.
(2) Includes goodwill from the acquisition of Blockbuster by Viacom.

                               BLOCKBUSTER INC.

            (Tabular dollars in millions except per share amounts)


Note 17--Quarterly Financial Data (unaudited, except total year)

   Summarized quarterly financial data for 2000 and 2001 appears below:

                                                First    Second      Third       Fourth         Total
                                               Quarter   Quarter   Quarter(1) Quarter(2)(3) Year(1)(2)(3)
                                               --------  --------  ---------- ------------- -------------
2000
Revenue....................................... $1,211.1  $1,214.4   $1,193.8    $1,340.8      $4,960.1
Gross profit.................................. $  714.7  $  713.0   $  721.7    $  774.7      $2,924.1
Net loss...................................... $   (4.1) $  (27.9)  $  (19.3)   $  (24.6)     $  (75.9)
Net loss per share: basic and diluted......... $  (0.02) $  (0.16)  $  (0.11)   $  (0.14)     $  (0.43)

2001
Revenue....................................... $1,307.9  $1,226.0   $1,264.7    $1,358.1      $5,156.7
Gross profit.................................. $  779.2  $  739.4   $  445.5    $  771.9      $2,736.0
Net income (loss)............................. $    4.7  $  (15.6)  $ (224.9)   $   (4.5)     $ (240.3)
Net income (loss) per share: basic and diluted $   0.03  $  (0.09)  $  (1.28)   $  (0.03)     $  (1.37)

--------
(1) As described in Notes 3, 4 and 11 to our consolidated financial statements, we recognized charges of $311.9 million in cost of sales, $40.8 million in incremental selling, general and administrative charges, $2.6 million in depreciation expense and $1.1 million in equity in income (loss) of affiliated companies during the third quarter of 2001 related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings and a change in accounting estimates related to our rental library.
(2) As described in Notes 3 and 4 to our consolidated financial statements, we recognized charges of $25.7 million in cost of sales, $13.7 million in incremental selling, general and administrative charges and $0.8 million in equity in income (loss) of affiliated companies during the fourth quarter of 2001 related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings and a change in accounting estimates related to our rental library. The results for the fourth quarter include reductions of $9.6 million in cost of rental revenues and $4.3 million in cost of merchandise sold, from the existing amounts reported in the third quarter. The full year amounts reflect the actual impact of the Company's re-merchandising plan.
(3) As described in Note 3, we recognized an impairment charge of $31.6 million in the fourth quarter of 2000 related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by this item regarding our directors is set forth in our Proxy Statement for our 2002 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information required by this item is set forth in our Proxy Statement for our 2002 Annual Meeting of Stockholders under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings "Executive Compensation--Report of the Senior Executive Compensation Committee on Executive Compensation" and "Comparative Performance Graph" is not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is set forth in our Proxy Statement for our 2002 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is set forth in our Proxy Statement for our 2002 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

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

 10.2 Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

 10.3 Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

 10.4 Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

 10.5 Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

 10.6 Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15,
      1999.(1)(6)

 10.7 Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated
      December 21, 2001.(5)(6)

 10.8 Employment Agreement between Blockbuster Inc. and James Notarnicola, commencing
      November 23, 1999.(5)(6)

 10.9 Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing
      November 23, 1999.(5)(6)

10.10 Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27,
      1999.(4)(6)

10.11 Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated
      December 18, 2000.(4)(6)

10.12 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom
      Inc., and Nigel Travis, dated June 1, 1998.(1)(6)

10.13 Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1, 1998.(1)(6)

10.14 Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23,
      1999.(4)(6)

10.15 Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom
      Inc., and Larry Zine, dated April 1, 1999.(2)(6)

10.16 Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999.(2)(6)

10.17 Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(6)

10.18 Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(6)

10.19 Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)


                21.1 List of Subsidiaries of Blockbuster Inc.(5)

                23.1 Consent of PricewaterhouseCoopers LLP.(5)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5) Filed herewith.
(6) The exhibit is a management contract or compensatory plan or arrangement.

   (d) Reports on Form 8-K.

      None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLOCKBUSTER INC.


                                               By:     /s/  JOHN F. ANTIOCO
                                                   -----------------------------
                                                          John F. Antioco
                                                     Chairman of the Board and
                                                      Chief Executive Officer

                                          Date:         March 28, 2002
                                             ----------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                               Title                  Date
          ---------                               -----                  ----

By:  /s/  JOHN F. ANTIOCO             Chairman of the Board         March 28, 2002
-----------------------------           and Chief Executive
        John F. Antioco                 Officer (Principal
                                        Executive Officer)

By:  /s/  LARRY J. ZINE               Executive Vice President,     March 28, 2002
-----------------------------           Chief Financial Officer and
        Larry J. Zine                   Chief Administrative
                                        Officer (Principal
                                        Financial and Accounting
                                        Officer)

By:  /s/  RICHARD J. BRESSLER         Director                      March 28, 2002
-----------------------------
        Richard J. Bressler

By:  /s/  PHILIPPE P. DAUMAN          Director                      March 28, 2002
-----------------------------
        Philippe P. Dauman

By:  /s/  LINDA GRIEGO                Director                      March 28, 2002
-----------------------------
        Linda Griego

By:  /s/  MEL KARMAZIN                Director                      March 28, 2002
-----------------------------
        Mel Karmazin

By:  /s/  JOHN L. MUETHING            Director                      March 28, 2002
-----------------------------
        John L. Muething

By:  /s/  SUMNER M. REDSTONE          Director                      March 28, 2002
-----------------------------
        Sumner M. Redstone

                                 EXHIBIT INDEX

Exhibit
Number                                             Description
------                                             -----------

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

  10.2  Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.3  Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.4  Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.5  Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

  10.6  Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999.(1)(6)

  10.7  Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated
        December 21, 2001.(5)(6)

  10.8  Employment Agreement between Blockbuster Inc. and James Notarnicola, commencing
        November 23, 1999.(5)(6)

  10.9  Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23,
        1999.(5)(6)

 10.10  Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27,
        1999.(4)(6)

 10.11  Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated
        December 18, 2000.(4)(6)

 10.12  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated June 1, 1998.(1)(6)

 10.13  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Nigel Travis, dated December 1, 1998.(1)(6)

 10.14  Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23,
        1999.(4)(6)

 10.15  Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999.(2)(6)

 10.16  Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999.(2)(6)

 10.17  Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(6)

 10.18  Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(6)

 10.19  Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

  21.1  List of Subsidiaries of Blockbuster Inc.(5)

  23.1  Consent of PricewaterhouseCoopers LLP.(5)

--------
(1) Previously filed as an exhibit to Blockbuster Inc.'s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3) Previously filed as an exhibit to Blockbuster Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4) Previously filed as an exhibit to Blockbuster Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5) Filed herewith.
(6) The exhibit is a management contract or compensatory plan or arrangement.