Form 10-Q
period 2002-03-31
BLOCKBUSTER INC
filed 2002-05-14
CIK 1085734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-15153

BLOCKBUSTER INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1655102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Elm Street
Dallas, Texas 75270
Telephone (214) 854-3000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Number of shares of common stock outstanding at May 1, 2002:

Class A common stock, par value $.01 per share:   34,322,903
Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BLOCKBUSTER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2001	2002
Revenues:
Rental revenues	$1,117.9	$1,110.1
Merchandise sales	169.5	193.7
Other revenues	20.5	22.2

	1,307.9	1,326.0

Cost of sales:
Cost of rental revenues	393.5	374.3
Cost of merchandise sold	135.2	153.2

	528.7	527.5

Gross profit	779.2	798.5

Operating expenses:
Selling, general and administrative	618.7	623.2
Depreciation	62.5	55.5
Amortization of intangibles	44.2	0.4

	725.4	679.1

Operating income	53.8	119.4
Interest expense	(24.4)	(12.6)
Interest income	1.8	1.1
Other items, net	(1.6)	(1.7)

Income before income taxes	29.6	106.2
Provision for income taxes	(25.3)	(40.4)
Equity in income of affiliated companies, net of tax	0.4	0.2

Income before cumulative effect of change in accounting principle	4.7	66.0

Cumulative effect of change in accounting principle, net of tax	—	(1,817.0)

Net income (loss)	$4.7	$(1,751.0)

Income per share before cumulative effect of change in accounting principle:
Basic and diluted	$0.03	$0.37

Cumulative effect of change in accounting principle per share:
Basic	$—	$(10.25)

Diluted	$—	$(10.08)

Net income (loss) per share:
Basic	$0.03	$(9.88)

Diluted	$0.03	$(9.72)

Weighted-average shares outstanding:
Basic	175.0	177.3

Diluted	175.4	180.2

Cash dividends per common share	$0.02	$0.02

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2001	March 31, 2002
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$200.2	$221.6
Receivables, less allowances of $8.6 and $8.7 for 2001 and 2002, respectively	150.0	147.2
Merchandise inventories	202.9	231.5
Prepaid assets and other current assets	163.3	144.9

Total current assets	716.4	745.2

Rental library	343.3	317.0
Receivable from Viacom	94.5	66.0
Property and equipment, net	909.0	861.9
Intangibles	10.1	9.7
Goodwill	5,614.1	3,794.6
Other assets	65.0	64.7

	$7,752.4	$5,859.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530.5	$484.7
Accrued expenses	550.4	439.8
Current portion of long-term debt	157.8	208.6
Current portion of capital lease obligations	23.6	24.0
Deferred taxes	6.5	6.5

Total current liabilities	1,268.8	1,163.6

Long-term debt, less current portion	458.4	405.7
Capital lease obligations, less current portion	88.0	84.9
Deferred taxes	111.5	117.3
Other liabilities	77.0	79.0

	2,003.7	1,850.5

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 34.0 shares issued and outstanding	0.3	0.3
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,181.1	6,198.2
Retained deficit	(327.1)	(2,078.1)
Accumulated comprehensive loss	(107.0)	(113.2)

Total stockholders’ equity	5,748.7	4,008.6

	$7,752.4	$5,859.1

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$4.7	$(1,751.0)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	106.7	55.9
Rental amortization	230.0	230.1
Cumulative effect of change in accounting principle	—	1,817.0
Non-cash write-down of investment	—	1.3
Deferred taxes	(5.5)	4.0
Equity in income of affiliated companies, net of tax	(0.4)	(0.2)
Common stock issued to non-employee directors	0.1	—
Gain on sales of store operations	(0.2)	—
Change in operating assets and liabilities:
Decrease in receivables	42.1	2.3
Decrease in receivable from Viacom	30.6	28.5
(Increase) decrease in merchandise inventories	32.7	(29.3)
Decrease in prepaid and other assets	14.1	8.1
Decrease in accounts payable	(188.9)	(43.2)
Decrease in accrued expenses and other liabilities	(78.5)	(101.9)

Net cash flow provided by operating activities	187.5	221.6

Cash flows from investing activities:
Rental library purchases	(201.1)	(196.5)
Capital expenditures	(11.5)	(13.9)
Proceeds from sales of store operations	0.5	—
Proceeds from notes receivable	—	1.1
Investments in affiliated companies	(2.5)	0.6

Net cash flow used in investing activities	(214.6)	(208.7)

Cash flows from financing activities:
Proceeds from credit agreement	55.0	—
Repayments on credit agreement	(70.0)	—
Repayments on other notes	(3.1)	(1.9)
Net proceeds from the exercise of stock options	—	20.7
Cash dividends	(3.5)	(3.5)
Capital lease payments	(6.0)	(5.8)

Net cash flow provided by (used in) financing activities	(27.6)	9.5

Effect of exchange rate changes on cash	(1.6)	(1.0)

Net increase (decrease) in cash and cash equivalents	(56.3)	21.4
Cash and cash equivalents at beginning of period	194.2	200.2

Cash and cash equivalents at end of period	$137.9	$221.6

Supplemental cash flow information:
Cash payments for interest	$25.1	$14.4
Non-cash investing and financing activities
Retail stores acquired under capitalized leases	$2.3	$3.1

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes and DVDs primarily for rental and also offers titles for purchase on a “sell-through” (retail) basis. In addition, the Company offers video games for rental and sale and sells other entertainment-related merchandise.

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary to present fairly the Company’s financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Beginning July 1, 2001, the cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of a new release DVD is amortized on an accelerated basis over six months to an estimated $4 residual value. Video games and base-stock DVDs are amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Net Income (Loss) Per Share

Net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 13.7 million and 14.4 million shares of class A common stock were outstanding as of March 31, 2001 and 2002, respectively, of which 9.2 million and 0.4 million options were excluded from the computation of the weighted-average shares for diluted EPS because their inclusion would be anti-dilutive. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2001	2002
Weighted-average shares for basic EPS	175.0	177.3
Incremental shares for stock options	0.4	2.9

Weighted-average shares for diluted EPS	175.4	180.2

Comprehensive Loss

Comprehensive loss consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses, the change in the fair values of items designated as a cash flow hedge and minimum pension liability. Currency translation and the change in the fair values of items designated as a hedge are the only items of comprehensive income (loss) impacting the Company. The balances in accumulated comprehensive loss consist of the following:

	At December 31, 2001	At March 31, 2002
Fair value of interest rate swaps, net of deferred taxes	$(8.3)	$(5.6)
Accumulated foreign currency translation adjustment	(98.7)	(107.6)

Accumulated comprehensive loss	$(107.0)	$(113.2)

Comprehensive loss for the three months ended March 31, was as follows:

	2001	2002
Net income (loss)	$4.7	$(1,751.0)
Change in fair value of interest rate swaps, net of deferred taxes	(1.1)	2.7
Foreign currency translation adjustment	(16.6)	(8.9)

Total comprehensive loss	$(13.0)	$(1,757.2)

Recent Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company adopted SFAS 142 as of January 1, 2002 (see Note 2).

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective for fiscal years beginning after December 15, 2001 and replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The Company adopted SFAS 144 on January 1, 2002, and the impact of the application of SFAS 144 did not have a material effect on its consolidated financial statements.

Note 2—Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a fair value test, as opposed to the undiscounted cash flow approach used by the Company to evaluate impairment under the previous guidance. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment.

The initial adoption of SFAS 142 required the Company to perform a two-step fair-value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows, and were reconciled to the Company’s market capitalization as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax in the Company’s consolidated statements of operations for the first quarter of 2002.

Amortizable intangible assets at March 31, 2002 consisted of reacquired franchise rights that are amortized over 20 years. The Company’s amortizable intangible asset gross value was $13.8 million at both December 31, 2001 and March 31, 2002, with accumulated amortization of $3.7 million and $4.1 million at December 31, 2001 and March 31, 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is projected as follows: 2002: $1.7 million; 2003: $0.5 million; 2004: $0.5 million; 2005: $0.5 million; 2006: $0.5 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

The following table provides a reconciliation of reported net income for the three months ended March 31, 2001 to net income that would have been reported had SFAS 142 been applied as of January 1, 2001:

Three Months Ended March 31, 2001
Reported net income	$4.7
Add goodwill amortization, net of tax	41.5

Adjusted net income	$46.2

Basic and diluted earnings per share:
Reported net income per share	$0.03
Add goodwill amortization, net of tax per share[1]	0.24

Adjusted net income per share	$0.26

1 The sum of reported net income per share and the added goodwill amortization per share does not equal the adjusted net income per share due to rounding.

The following table summarizes the changes in the Company’s goodwill balance during the quarter:

Balance as of January 1, 2002	$5,614.1
Impairments	(1,817.0)
Foreign currency translation adjustment	(2.5)

Balance as of March 31, 2002	$3,794.6

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. (“Viacom”). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”). Total purchases from Paramount were $19.8 million and $38.3 million for the three months ended March 31, 2001 and 2002, respectively.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $19.4 million and $15.3 million for the three months ended March 31, 2001 and 2002, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4—Credit Agreement

On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700 million long-term revolver due July 1, 2004; a $600 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. The Company had $700 million of available borrowing capacity under the long-term revolver at March 31, 2002. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at March 31, 2002 for borrowings under the Blockbuster Credit Agreement was 5.3%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2002).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2002, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200 million at an interest rate of 5.12% for two and one-half years. The Company’s effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company’s outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At March 31, 2002, the fair value of the interest rate swaps was a liability of $9.2 million.

Note 5—Commitments and Contingencies

In October 1998, BLOCKBUSTER MUSIC (“Music”) stores were sold to Wherehouse Entertainment Inc. (“Wherehouse”). Certain leases transferred in connection with the sale of Music to Wherehouse had previously been guaranteed either by Viacom or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. However, certain leases contain renewal options that can extend the primary lease term and remain subject to the guarantee. Blockbuster has agreed to indemnify Viacom with respect to any amount paid under these guarantees. At the time of the sale, the estimated contingent liability for base rent for the remaining initial terms of the leases approximated $84 million, on an undiscounted basis, with respect to these guarantees. The Company has not recognized any reserves related to this contingent liability in the accompanying consolidated financial statements. The Company is dependent upon Wherehouse’s ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that the Company would be required to honor the guarantee. If Wherehouse defaults, related losses could materially affect future operating income.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. The Texas case is set for trial in June 2002. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Blockbuster. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, on May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claimed they should be classified as non-exempt and thus were owed overtime payments under California law. In January 2002, the court entered a final order approving the parties’ proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, Blockbuster paid approximately $9.93 million to resolve the case.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 20 lawsuits pending, 19 of which are putative class action lawsuits. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 19 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, Blockbuster filed a motion to dismiss the Illinois complaint. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

Blockbuster is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies would not have a material adverse impact on the Company’s consolidated financial statements or liquidity. However, there can be no assurances that future costs would not be material to results of operations or liquidity of the Company for a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data:

	Three Months Ended March 31,
	2001	2002
	(In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues	$1,307.9	$1,326.0
Cost of sales	528.7	527.5

Gross profit	779.2	798.5
Operating expenses	725.4	679.1

Operating income	53.8	119.4

Interest expense	(24.4)	(12.6)
Interest income	1.8	1.1
Other items, net	(1.6)	(1.7)

Income before income taxes	29.6	106.2
Provision for income taxes	(25.3)	(40.4)
Equity in income of affiliated companies, net of tax	0.4	0.2

Income before cumulative effect of change in accounting principle	4.7	66.0

Cumulative effect of change in accounting principle, net of tax	—	(1,817.0)

Net income (loss)	$4.7	$(1,751.0)

Cash Flow Data:
Cash flows provided by operating activities	$187.5	$221.6
Cash flows used in investing activities	(214.6)	(208.7)
Cash flows provided by (used in) financing activities	(27.6)	9.5

Other Data:
Depreciation	$62.5	$55.5
Amortization of intangibles	44.2	0.4
EBITDA(1)	160.5	175.3
Net income plus intangible amortization, net of tax(1)(2)	46.5	N/A

Margins:
Rental margin(3)	64.8%	66.3%
Merchandise margin(4)	20.2%	20.9%
Gross margin(5)	59.6%	60.2%

Worldwide Store Data:
Same store revenues increase(6)	5.3%	0.2%
Total system-wide stores at end of period	7,723	8,027

(1)
“EBITDA” and “Net income (loss) plus intangible amortization, net of tax” are presented here to provide additional information about Blockbuster’s operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. As a result of the adoption of SFAS 142, net income (loss) plus intangible amortization, net of tax will not be reported in 2002 as a separate profitability measure. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues of $1,326.0 million in the first quarter of 2002 increased $18.1 million, or 1.4%, from $1,307.9 million in the first quarter of 2001. The increase in revenues was primarily due to the net increase in the number of company-operated stores of 161 from March 31, 2001 to March 31, 2002. Worldwide same store revenues increased 0.2%, reflecting an 8.3% increase in same store revenues from our international operations and a 1.3% decrease in same store revenues from our domestic operations. Our domestic operations constituted 79.8% of our consolidated revenues in the first quarter of 2002. The increase in our same store revenues was primarily due to a 13.2% increase in same store merchandise sales, which was partially offset by a 1.6% decrease in same store rental revenues.

Rental Revenues. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, at the time product is rented, a customer pays for the initial rental and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned.

Rental revenues of $1,110.1 million in the first quarter of 2002 decreased $7.8 million, or 0.7%, from $1,117.9 million in the first quarter of 2001. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2001	2002
VHS Rental Revenues	$841.2	$619.1	$(222.1)	(26.4)%
DVD Rental Revenues	155.6	344.4	188.8	121.3%
Game Rental Revenues	121.1	146.6	25.5	21.1%

Total Rental Revenues	$1,117.9	$1,110.1	$(7.8)	(0.7)%

        The decrease in rental revenues was primarily due to a decrease in worldwide same store rental revenues of 1.6%, which was partially offset by the net increase in the number of company-operated stores of 161. The decrease in worldwide same store rental revenues reflects a decrease in domestic same store rental revenues of 2.7% and an increase in international same store rental revenues of 4.8%. The decrease in worldwide same store rental revenues was primarily due to a decrease in rental transactions, reflecting the impact of the Winter Olympics and a box office disadvantage between titles that became available in the first quarter of 2002 as compared to the titles that became available in the first quarter of 2001. That decrease was partially offset by a 31.4% increase in revenues generated by the eventual sale of previously rented VHS tapes, DVDs and games primarily driven by increases in sales of previously rented DVDs and games. Worldwide VHS rental revenues decreased 26.4%, while DVD rental revenues continued to grow, increasing 121.3%. DVD rental revenues also continued to increase as a percentage of rental revenues, from 13.9% of rental revenues in the first quarter of 2001 to 31.0% of rental revenues in the first quarter of 2002, while VHS revenues decreased as a percentage of rental revenues from 75.2% to 55.8%, a trend we expect to continue. Additionally, game rental revenues increased 21.1%, primarily due to the impact of the increasing penetration of Sony PlayStation2, Nintendo GameCube and Microsoft Xbox hardware platforms late in the fourth quarter of 2001.

        Merchandise Sales. Merchandise sales of $193.7 million in the first quarter of 2002 increased $24.2 million, or 14.3%, from $169.5 million in the first quarter of 2001. The primary reasons for the increase in merchandise sales were the net increase in company-operated stores of 161 and a 13.2% increase in worldwide same store merchandise sales. The increase in worldwide same store merchandise sales reflects a 10.1% increase in domestic same store merchandise sales and a 21.4% increase in international same store sales, both primarily due to an increase in retail DVD sales, which was partially offset by a decrease in retail VHS sales. The increase in international same store sales was also attributable to an increase in retail game sales, reflecting the impact of the new game platforms.

Cost of Sales. Cost of sales of $527.5 million in the first quarter of 2002 decreased $1.2 million, from $528.7 million in the first quarter of 2001, primarily due to an improvement in gross margin combined with relatively flat revenues. Cost of sales as a percentage of total revenues improved to 39.8% in the first quarter of 2002 from 40.4% in the first quarter of 2001. The improvement in cost of sales as a percentage of revenues was primarily due to (i) an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product, (ii) an increase in margins on domestic game rentals, (iii) an increase in margins on previously rented product sales generated by higher average unit selling prices as a result of an increase in the average selling price of previously played games due to the new platforms and (iv) the decrease in revenues generated through revenue-sharing arrangements as a percentage of total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements.

Gross Profit. Gross profit of $798.5 million in the first quarter of 2002 increased $19.3 million, or 2.5%, from $779.2 million in the first quarter of 2001. Gross margin increased to 60.2% in the first quarter of 2002 from 59.6% in the first quarter of 2001.The increase in gross margin was due to the improvement in cost of sales as a percentage of revenues described above.

Operating Expenses. Total operating expenses of $679.1 million for the first quarter of 2002 decreased $46.3 million from $725.4 million for the first quarter of 2001. This decrease was primarily due to the discontinuation of $43.8 million of amortization of our goodwill associated with the implementation of SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Total operating expenses decreased as a percentage of total revenues to 51.2% for the first quarter of 2002 compared to 55.5% for the first quarter of 2001, primarily as a result of the decrease in goodwill and intangible amortization, as well as our continued focus on leveraging our cost structure as our business grows. The decrease in total operating expenses also resulted from the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, as a percentage of total revenues decreased to 47.0% in the first quarter of 2002 as compared to 47.3% in the first quarter of 2001. Selling, general and administrative expense of $623.2 million in the first quarter of 2002 increased $4.5 million, or 0.7%, from $618.7 million in the first quarter of 2001. The dollar increase in 2002 resulted from the following items: Compensation increased $8.0 million, primarily related to additional personnel needed to support our store growth. Occupancy costs increased $3.9 million, primarily as a result of an increase in the number of company-operated stores. Selling and advertising expense increased $2.6 million, primarily due to costs associated with our Carl and Ray advertising campaign, which were partially offset by a decrease in spending on initiatives related to DIRECTV. Other corporate and store expenses decreased $10.0 million due primarily to a reduction in our bad debt expenses as a result of improved focus on bad debt collection and to a decrease in expenses associated with blockbuster.com and the related reduction in consulting costs.

Depreciation Expense. Depreciation expense of $55.5 million in the first quarter of 2002 decreased $7.0 million, or 11.2%, as compared to $62.5 million in the first quarter of 2001. The decrease was primarily a result of a reduction of non-store capital expenditures.

        Interest Expense. Interest expense of $12.6 million in the first quarter of 2002 decreased $11.8 million, or 48.4%, as compared to $24.4 million in the first quarter of 2001. The decrease in interest expense was primarily due to a reduction of $414.6 million in total debt since the first quarter of 2001 and lower average interest rates, as our significant free cash flow was used to reduce debt.

        Provision for Income Taxes. We recognized a provision for income taxes of $40.4 million in the first quarter of 2002 as compared to a provision of $25.3 million in the first quarter of 2001. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations. We did not recognize a benefit for losses incurred in certain foreign jurisdictions in our 2002 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized.

        Cumulative Effect of Change in Accounting Principle, net of tax. As of January 1, 2002, we adopted SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion, which is reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Loss. The consolidated net loss of $1,751.0 million in the first quarter of 2002 represents a decrease in net income of $1,755.7 million from the consolidated net income of $4.7 million in the first quarter of 2001. This decrease was attributable to the cumulative effect of change in accounting principle discussed above. Income before the cumulative effect of change in accounting principle of $66.0 million in the first quarter of 2002 represents an increase in income of $61.3 million from the consolidated net income of $4.7 million in the first quarter of 2001. This increase in income before the cumulative effect of change in accounting principle, net of tax was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity

We generate cash from operations predominantly from the rental and retail sale of videocassettes, DVDs and video games, and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for at least the next twelve months. However, we may seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

        In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale, the contingent liability for base rent for the remaining initial terms of these leases was about $84.0 million on an undiscounted basis, with respect to these guarantees. However, certain leases may be extended beyond the initial term and remain subject to the guarantee. We have not recognized any reserves related to this contingent liability. We are dependent upon Wherehouse’s ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that we would be required to honor the guarantee. Wherehouse has reported operating losses of $21.5 million and $4.3 million for the year ended January 31, 2002 and 2001, respectively. If Wherehouse defaults, related payments are expected to be funded from operating cash flow. Related losses due to default could materially affect future operating income.

Capital Structure

        On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. We had $700.0 million of available borrowing capacity under the long-term revolver at March 31, 2002. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. We have the ability with this available borrowing capacity to extend the maturities of the current portion of our term loan.

        We continue to review our financing arrangements and to pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at March 31, 2002 for borrowings under the credit agreement was 5.3%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2002).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2002, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swaps qualify as fully effective cash-flow hedging instruments under SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At March 31, 2002, the fair value of the interest rate swaps was a liability of $9.2 million.

The following table sets forth our current portion of long-term debt:

	At December 31, 2001	At March 31, 2002
Current maturities of term loan, interest rate 5.7% and 4.5% at December 31, 2001 and March 31, 2002, respectively, due in quarterly installments beginning April 2002	$150.0	$200.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	6.4	8.0
Current maturities of all other obligations	1.4	0.6

Total current portion of long-term debt	$157.8	$208.6

The following table sets forth our long-term debt, less current portion:

	At December 31, 2001	At March 31, 2002
Term loan, interest rate 5.7% and 4.5% at December 31, 2001 and March 31, 2002, respectively, due in quarterly installments beginning April 2002	$450.0	$400.0
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	8.4	5.7
All other obligations	—	—

Total long-term debt, less current portion	$458.4	$405.7

Consolidated Cash Flows

        Operating Activities. Net cash flows from operating activities increased $34.1 million, or 18.2%, from $187.5 million for the first quarter of 2001 to $221.6 million for the first quarter of 2002. The most significant reason for the increase in cash flows from operating activities was the $145.7 million difference in the decrease in accounts payable from a $188.9 million decrease for 2001 to a $43.2 million decrease for 2002, mainly due to the timing of payments. This increase was partially offset by decreases of $62.0 million in cash provided by the change in merchandise inventories and $39.8 million in cash provided by the change in receivables.

Investing Activities. Net cash used in investing activities decreased $5.9 million from $214.6 million for the first quarter of 2001 to $208.7 million for the first quarter of 2002. This decrease was due to a $4.6 million decrease in rental library purchases.

Financing Activities. Net cash provided by financing activities increased $37.1 million from $27.6 million used in the first quarter of 2001 to $9.5 million provided in the first quarter of 2002. This increase was primarily due to proceeds received from the exercise of stock options in the first quarter of 2002 of $20.7 million, as compared to no proceeds from the exercise of stock options in the first quarter of 2001. Additionally, the increase is due to a net pay-down of long-term debt under our credit facility of $15.0 million for the three months ended March 31, 2001, as compared to no change in the outstanding balance in long-term debt due under our credit facility for the three months ended March 31, 2002.

Other Financial Measurements: Working Capital

At March 31, 2002, we had cash and cash equivalents of $221.6 million. Working capital, however, reflected a deficit of $418.4 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our expectations regarding product mix and related financial results; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our risks relating to interest and currency exchange rate fluctuations and our plans for managing these risks; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for newly released DVD and VHS rental product, previously rented product and other Blockbuster product and service offerings; the impact of competitor pricing and competitive product and service offerings; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at March 31, 2002 were $600.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at March 31, 2002 for these borrowings was 5.3%.

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

Our operations outside the United States constituted 19.2% and 20.2% of our total revenues for the three months ended March 31, 2001 and 2002, respectively. Our operations in Europe constituted 9.6% and 10.2% of our total revenues for the three months ended March 31, 2001 and 2002, respectively.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, a lawsuit is pending against Blockbuster in the United States District Court for the Western District of Texas that includes federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. The Texas case is set for trial in June 2002. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, on May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claimed they should be classified as non-exempt and thus were owed overtime payments under California law. In January 2002, the court entered a final order approving the parties’ proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, Blockbuster paid approximately $9.93 million to resolve the case.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 20 lawsuits pending, 19 of which are putative class action lawsuits. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 19 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, Blockbuster filed a motion to dismiss the Illinois complaint. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC

By:	/s/ LARRY J. ZINE
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 13, 2002

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.

(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.