Form 10-Q
period 2002-06-30
BLOCKBUSTER INC
filed 2002-08-14
CIK 1085734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒        No  ☐

Number of shares of common stock outstanding at August 1, 2002:

Class A common stock, par value $.01 per share: 35,005,820
Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.
INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Rental revenues	$1,034.7	$1,064.7	$2,152.6	$2,174.8
Merchandise sales	157.1	190.3	326.6	384.0
Other revenues	34.2	16.0	54.7	38.2

	1,226.0	1,271.0	2,533.9	2,597.0

Cost of sales:
Cost of rental revenues	365.9	368.6	759.4	742.9
Cost of merchandise sold	120.7	148.8	255.9	302.0

	486.6	517.4	1,015.3	1,044.9

Gross profit	739.4	753.6	1,518.6	1,552.1

Operating expenses:
Selling, general and administrative	621.0	624.7	1,239.7	1,247.9
Depreciation	58.7	56.4	121.2	111.9
Amortization of intangibles	43.5	0.5	87.7	0.9

	723.2	681.6	1,448.6	1,360.7

Operating income	16.2	72.0	70.0	191.4
Interest expense	(20.1)	(11.9)	(44.5)	(24.5)
Interest income	1.6	1.2	3.4	2.3
Other items, net	(0.2)	2.7	(1.8)	1.0

Income (loss) before income taxes	(2.5)	64.0	27.1	170.2
Provision for income taxes	(13.2)	(22.2)	(38.5)	(62.6)
Equity in income (loss) of affiliated companies, net of tax	0.1	(0.1)	0.5	0.1

Income (loss) before cumulative effect of change in accounting principle	(15.6)	41.7	(10.9)	107.7
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,817.0)

Net income (loss)	$(15.6)	$41.7	$(10.9)	$(1,709.3)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.09)	$0.23	$(0.06)	$0.61

Diluted	$(0.09)	$0.23	$(0.06)	$0.59

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$—	$(10.21)

Diluted	$—	$—	$—	$(10.03)

Net income (loss) per share:
Basic	$(0.09)	$0.23	$(0.06)	$(9.61)

Diluted	$(0.09)	$0.23	$(0.06)	$(9.43)

Weighted-average common shares outstanding:
Basic	175.3	178.6	175.1	177.9
Diluted	175.3	182.2	175.1	181.2

Cash dividends per common share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200.2	$230.5
Receivables, less allowances of $8.2 and $9.3 for 2001 and 2002, respectively	150.0	150.4
Merchandise inventories	202.9	311.7
Prepaid assets and other current assets	163.3	158.7

Total current assets	716.4	851.3
Rental library	343.3	332.6
Receivable from Viacom	94.5	48.6
Property and equipment, net	909.0	832.9
Intangibles	10.1	12.8
Goodwill	5,614.1	3,806.2
Other assets	65.0	65.2

	$7,752.4	$5,949.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530.5	$522.2
Accrued expenses	550.4	491.2
Current portion of long-term debt	157.8	232.0
Current portion of capital lease obligations	23.6	23.7
Deferred taxes	6.5	6.5

Total current liabilities	1,268.8	1,275.6
Long-term debt, less current portion	458.4	329.5
Capital lease obligations, less current portion	88.0	82.0
Deferred taxes	111.5	114.6
Other liabilities	77.0	76.3

	2,003.7	1,878.0

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 32.8 and 34.9 shares issued and outstanding for 2001 and 2002, respectively	0.3	0.3
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,181.1	6,214.6
Retained deficit	(327.1)	(2,036.4)
Accumulated other comprehensive loss	(107.0)	(108.3)

Total stockholders’ equity	5,748.7	4,071.6

	$7,752.4	$5,949.6

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(10.9)	$(1,709.3)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	208.9	112.8
Rental amortization	442.5	461.1
Cumulative effect of change in accounting principle	—	1,817.0
Deferred taxes and other	(24.0)	4.2
Equity in income of affiliated companies, net of tax	(0.5)	(0.1)
Change in operating assets and liabilities:
Decrease in receivables	40.4	0.2
Decrease in receivable from Viacom	61.1	54.7
(Increase) decrease in merchandise inventories	17.3	(106.1)
Increase in prepaid and other assets	(1.0)	(13.9)
Decrease in accounts payable	(156.9)	(12.5)
Decrease in accrued expenses and other liabilities	(92.2)	(61.4)

Net cash flow provided by operating activities	484.7	546.7

Cash flows from investing activities:
Rental library purchases	(399.7)	(433.5)
Capital expenditures	(22.9)	(32.2)
Cash used for acquisitions	—	(12.8)
Proceeds from sales of store operations	0.4	—
Proceeds from notes receivable	—	2.6
Investments in affiliated companies	(3.1)	0.6

Net cash flow used in investing activities	(425.3)	(475.3)

Cash flows from financing activities:
Proceeds from credit agreement	55.0	—
Repayments on credit agreement	(177.0)	(50.0)
Repayments on other notes	(4.9)	(4.7)
Net proceeds from the exercise of stock options	6.0	31.9
Cash dividends	(7.0)	(7.1)
Capital lease payments	(12.1)	(11.8)

Net cash flow used in financing activities	(140.0)	(41.7)

Effect of exchange rate changes on cash	(1.9)	0.6

Net increase (decrease) in cash and cash equivalents	(82.5)	30.3
Cash and cash equivalents at beginning of period	194.2	200.2

Cash and cash equivalents at end of period	$111.7	$230.5

Supplemental cash flow information:
Cash payments for interest	$47.6	$22.9
Non-cash investing and financing activities
Property and equipment acquired under capitalized leases	$3.8	$5.9

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videocassettes and DVDs, as well as video games, for rental and sale and also sells other entertainment-related merchandise.

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K, with the exception of policies for intangibles, which have changed as discussed in  Note 2.

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

Rental Library

Prior to July 1, 2001, the cost of non-base stock videocassettes, defined as new release product, was amortized on an accelerated basis over three months to an estimated $4 residual value. The cost of base stock videocassettes, defined as catalogue product, was amortized on an accelerated basis over three months and then on a straight-line basis over thirty-three months to an estimated $4 residual value. The cost of new release, or non-base stock DVDs, was amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs was amortized on an accelerated basis over a twelve-month period to an estimated $10 and $4 residual value, respectively.

Beginning July 1, 2001, the cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of a new release DVD is amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs is amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Net Income (Loss) Per Share

Net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 12.7 million and 13.4 million shares of class A common stock were outstanding as of June 30, 2001 and 2002, respectively. Because their inclusion would be anti-dilutive, 12.7 million options were excluded from the computation of the weighted-average shares for diluted EPS for the three and six months ended June 30, 2001, and 0.2 million and 0.4 million options were excluded from the computation of the weighted-average shares for diluted EPS for the three and six months ended June 30, 2002, respectively. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Weighted-average shares for basic EPS	175.3	178.6	175.1	177.9
Incremental shares for stock options	—	3.6	—	3.3

Weighted-average shares for diluted EPS	175.3	182.2	175.1	181.2

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses, the change in the fair values of items designated as cash flow hedges and minimum pension liability. Currency translation and the changes in the fair values of items designated as hedges are the only items of comprehensive income (loss) impacting the Company for the periods presented. The balances in accumulated comprehensive loss consisted of the following:

	At December 31, 2001	At June 30, 2002
Fair value of interest rate swaps, net of deferred taxes	$(8.3)	$(8.2)
Accumulated foreign currency translation adjustment	(98.7)	(100.1)

Accumulated comprehensive loss	$(107.0)	$(108.3)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$(15.6)	$41.7	$(10.9)	$(1,709.3)
Change in fair value of interest rate swaps, net of deferred taxes	0.3	(2.6)	(0.8)	0.1
Foreign currency translation adjustment	2.3	7.5	(14.3)	(1.4)

Total comprehensive income (loss)	$(13.0)	$46.6	$(26.0)	$(1,710.6)

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. As discussed in Note 2, the Company adopted SFAS 142 as of January 1, 2002.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective for fiscal years beginning after December 15, 2001. SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The Company adopted SFAS 144 on January 1, 2002, and the impact of the adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows and were reconciled to the Company’s market capitalization as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, in the Company’s consolidated statements of operations for the six months ended June 30, 2002.

Amortizable intangible assets at June 30, 2002 consisted of reacquired franchise rights that are amortized over 20 years. The Company’s amortizable intangible asset gross value was $13.8 million at both December 31, 2001 and June 30, 2002, with accumulated amortization of $3.7 million and $4.6 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is projected as follows: 2002: $1.7 million; 2003: $0.5 million; 2004: $0.5 million; 2005: $0.5 million; 2006: $0.5 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary. During the second quarter of 2002, the Company acquired an additional $3.6 million in intangible assets.

The following table provides a reconciliation of reported net loss for the three and six months ended  June 30, 2001 to net income that would have been reported had SFAS 142 been applied as of January 1, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net loss	$(15.6)	$(10.9)
Add goodwill amortization, net of tax	41.7	83.2

Adjusted net income	$26.1	$72.3

Basic and diluted earnings per share:
Reported net loss per share	$(0.09)	$(0.06)
Add goodwill amortization, net of tax per share	0.24	0.48

Adjusted net income per share(1)	$0.15	$0.41

(1)	The sum of reported net loss per share and the added goodwill amortization per share for the six months ended June 30, 2001 does not equal the adjusted net income per share due to rounding.

The following table summarizes changes in the Company’s goodwill during the first six months of 2002:

Balance as of January 1, 2002	$5,614.1
Impairments	(1,817.0)
Acquisitions, based on preliminary allocation of purchase price	5.0
Foreign currency translation adjustment	4.1

Balance as of June 30, 2002	$3,806.2

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. (“Viacom”). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”). Total purchases from Paramount were $20.7 million and $36.0 million for the three months ended June 30, 2001 and 2002, respectively. Total purchases from Paramount were $40.5 million and $74.3 million for the six months ended June 30, 2001 and 2002, respectively.

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $23.1 million and $19.7 million for the three months ended June 30, 2001 and 2002, respectively, and $42.5 million and $35.0 million for the six months ended June 30, 2001 and 2002, respectively.

All other transactions with companies owned by or affiliated with Viacom were not material to the financial position or results of operations presented herein.

Note 4—Credit Agreement

On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. The Company had $600.0 million of available borrowing capacity under the long-term revolver at June 30, 2002, of which $550.0 million was outstanding as of June 30, 2002. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at June 30, 2002 for borrowings under the Blockbuster Credit Agreement was 5.5%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2002).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2002, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The Company’s effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company’s outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At June 30, 2002, the fair value of the interest rate swaps was a liability of $13.6 million.

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

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, a lawsuit was pending against Blockbuster in the United States District Court for the Western District of Texas that included federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. Judgment was entered in the Texas case in favor of Blockbuster and the other defendants on July 9, 2002. Plaintiffs have filed a notice of appeal to the Fifth Circuit Court of Appeals. In the California state court action, class certification has been denied, and the plaintiffs have appealed that ruling. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, on  May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster (the “Wage and Hour Lawsuit”). The plaintiffs claimed they should be classified as non-exempt and thus were owed overtime payments under California law. In January 2002, the court entered a final order approving the parties’ proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, Blockbuster paid approximately $9.9 million to resolve the case, which was dismissed on July 17, 2002.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 19 lawsuits pending, 18 of which are putative class action lawsuits. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas

BLOCKBUSTER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

court entered a final judgment approving a national class settlement, which included settlements in 12 of the 18 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, Blockbuster filed a motion to dismiss, on the basis of the Texas settlement, the Illinois complaint that was subject to the provisional certification order. In another Illinois case, on June 11, 2002, a federal judge dismissed the complaint due to the Texas settlement. On July 30, 2002, a California state judge ruled that the class claim allegations should be dismissed because of the Texas settlement. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

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

Note 6—Estimates Related to Third Quarter of 2001 Special Item Charges

During 2001, Blockbuster implemented a strategic re-merchandising plan to align the Company’s product mix and product offerings with perceived consumer trends, including the accelerated acceptance of the DVD format. In connection with the re-merchandising plan, the Company recorded special item charges during 2001 that included charges related to estimated severance costs. During the second quarter of 2002, the Company adjusted this estimate and reduced the related accrual by $0.4 million because some of the severance obligations were extinguished when severed employees obtained new employment. As of June 30, 2002, $5.1 million remained as an accrual for severance related to the 2001 special item charge.

In connection with the dismissal of the Wage and Hour Lawsuit, discussed in Note 5, the Company reduced the initial accrual, recorded as a special item charge in the third quarter of 2001, by $3.2 million in the second quarter of 2002. As of June 30, 2002, there was no remaining accrual for this item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues	$1,226.0	$1,271.0	$2,533.9	$2,597.0
Cost of sales	486.6	517.4	1,015.3	1,044.9

Gross profit	739.4	753.6	1,518.6	1,552.1
Operating expenses	723.2	681.6	1,448.6	1,360.7

Operating income	16.2	72.0	70.0	191.4
Interest expense	(20.1)	(11.9)	(44.5)	(24.5)
Interest income	1.6	1.2	3.4	2.3
Other items, net	(0.2)	2.7	(1.8)	1.0

Income (loss) before income taxes	(2.5)	64.0	27.1	170.2
Provision for income taxes	(13.2)	(22.2)	(38.5)	(62.6)
Equity in income (loss) of affiliated companies, net of tax	0.1	(0.1)	0.5	0.1

Income (loss) before cumulative effect of change in accounting principle	(15.6)	41.7	(10.9)	107.7
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,817.0)

Net income (loss)	$(15.6)	$41.7	$(10.9)	$(1,709.3)

Cash Flow Data:
Cash flows provided by operating activities	n/a	n/a	$484.7	$546.7
Cash flows used in investing activities	n/a	n/a	(425.3)	(475.3)
Cash flows used in financing activities	n/a	n/a	(140.0)	(41.7)
Other Data:
Depreciation	$58.7	$56.4	$121.2	$111.9
Amortization of intangibles	43.5	0.5	87.7	0.9
EBITDA(1)(2)	118.4	128.9	278.9	304.2
Net loss plus intangible amortization, net of tax(2)(3)	26.3	n/a	72.8	n/a
Margins:
Rental margin(4)	64.6%	65.4%	64.7%	65.8%
Merchandise margin(5)	23.2%	21.8%	21.6%	21.4%
Gross margin(6)	60.3%	59.3%	59.9%	59.8%
Worldwide Store Data:
Same-store revenues increase (decrease)(7)	(2.7)%	3.9%	1.3%	2.0%
Total system-wide stores at end of period	7,781	8,138	7,781	8,138

(1)	EBITDA represents operating income plus depreciation and amortization of intangibles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(2)
EBITDA and Net loss plus intangible amortization, net of tax are presented here to provide additional information about Blockbuster’s operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. As a result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” net loss plus intangible amortization, net of tax will not be reported in 2002 as a separate profitability measure.

(3)	Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(4)	Rental gross profit as a percentage of rental revenues.
(5)	Merchandise gross profit as a percentage of merchandise revenues.
(6)	Gross profit as a percentage of total revenues.
(7)
A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.    Revenues of $1,271.0 million in the second quarter of 2002 increased $45.0 million, or 3.7%, from $1,226.0 million in the second quarter of 2001. The increase in revenues was primarily due to an increase in worldwide same-store revenues of 3.9% and the net increase in the number of company-operated stores of 180 from June 30, 2001 to June 30, 2002. The increase in worldwide same-store revenues reflects a 3.6% increase in same-store revenues from our domestic operations and a 5.1% increase in same-store revenues from our international operations. The increase in our worldwide same-store revenues was primarily due to a 17.5% increase in same-store merchandise sales and a 2.0% increase in same-store rental revenues. The increases in same-store revenues were partially offset by an $18.2 million decrease in other revenues, primarily attributable to a decrease in revenues associated with our DIRECTV initiative, reflecting a decrease in system sales, and a decrease in revenues associated with the absence of the Blockbuster Entertainment Awards in the second quarter of 2002. We expect revenues associated with our DIRECTV initiative to continue to be lower than 2001 throughout the remainder of 2002.

Rental Revenues.    Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our rental policy, at the time product is rented, a customer pays for the initial rental and, pursuant to the terms of our membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or is purchased under the terms of the membership agreement. In June 2002, we increased the initial rental period for movies and games other than certain newly-released movies from five days to eight days. In addition, during the second quarter of 2002 we began offering a game rental pass. Customers who purchase the pass can rent an unlimited number of games during the term of the pass, subject to a limit on the number of games that can be taken at one time, and can return the games at any time during the term. The term of the pass is currently 30 days. As contemplated by the terms and conditions of the games pass, extended viewing fees do not accrue on pass rentals during the pass term; however, if a customer keeps a game beyond the pass term, the game rental is continued, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the game been rented on that day under a traditional method and not under the game pass. The game rental will be successively continued on such terms until such time as the game is returned or is purchased under the terms of our membership agreement.We anticipate offering similar products for other rental categories before the end of 2002.

Rental revenues of $1,064.7 million in the second quarter of 2002 increased $30.0 million, or 2.9%, from $1,034.7 million in the second quarter of 2001. The following is a summary of rental revenues by product category:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2001	2002
VHS Rental Revenues	$750.7	$549.1	$(201.6)	(26.9)%
DVD Rental Revenues	177.4	394.6	217.2	122.4%
Game Rental Revenues	106.6	121.0	14.4	13.5%

Total Rental Revenues	$1,034.7	$1,064.7	$30.0	2.9%

The increase in rental revenues was primarily due to an increase in worldwide same-store rental revenues of 2.0% and the net increase in the number of company-operated stores of 180. The increase in worldwide same-store rental revenues reflects a 1.3% increase in same-store rental revenues from our domestic operations and a 5.4% increase in same-store rental revenues from our international operations. Our domestic operations represented 82.2% of our rental revenues during the second quarter of 2002, compared to 81.8% of our rental revenues in the second quarter of 2001. The increase in worldwide same-store rental revenues was primarily due to a 35.7% increase in revenues generated by the eventual sale of previously rented VHS tapes, DVDs and games. Rental revenues from sales of previously rented DVDs and games increased significantly due in part to a higher average sales price per unit. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenue and gross profit from our investment in rental inventory. The increase in domestic same-store rental revenues was also due to a box office advantage between titles that became available in the second quarter of 2002 as compared to the second quarter of 2001. The increase in international same-store rental revenues was also driven by the impact of DVD rental revenues. Worldwide VHS rental revenues decreased 26.9%, while DVD rental revenues continued to grow, increasing 122.4%. DVD rental revenues also continued to increase as a percentage of total rental revenues, from 17.1% of rental revenues in the second quarter of 2001 to 37.1% of rental revenues in the second quarter of 2002, while VHS rental revenues decreased as a percentage of total rental revenues from 72.6% to 51.6%. Additionally, game rental revenues increased 13.5%, primarily due to (i) the increased availability of game software; (ii) increasing penetration of the Sony Playstation 2, Nintendo GameCube and Microsoft XBOX hardware platforms; and (iii) our increased focus on marketing games. We expect continued growth in revenues generated by the eventual sale of previously rented product and DVD rental revenues, which we expect to be partially offset by a continued decline in VHS rental revenues, through at least 2002. We also expect continued growth in game rental revenues, through at least 2002.

Merchandise Sales.    Merchandise sales of $190.3 million in the second quarter of 2002 increased $33.2 million, or 21.1%, from $157.1 million in the second quarter of 2001. As a percentage of total revenues, merchandise sales represented 15.0% of total revenues for the second quarter of 2002, compared to 12.8% in the second quarter of 2001. The primary reasons for the increases in merchandise sales were a 17.5% increase in worldwide same-store merchandise sales and the net increase in company-operated stores of 180. The increase in worldwide same-store merchandise sales reflects a 22.7% increase in domestic same-store merchandise sales and a 3.8% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD sales. During the second quarter of 2002, we increased our focus on the sale of new movies and games to complement our rental offering and to accommodate increased demand. As a result of this increased focus, we expanded the selection in our stores for DVD and games hardware and software. We expect the strong growth in merchandise sales to continue for the rest of the year and beyond, as we anticipate consumer demand for these products will continue to grow.

Cost of Sales.    Cost of sales of $517.4 million in the second quarter of 2002 increased $30.8 million, or 6.3%, from $486.6 million in the second quarter of 2001, primarily due to the net increase in the number of company-operated stores of 180. Cost of sales as a percentage of total revenues increased to 40.7% in the second quarter of 2002 from 39.7% in the second quarter of 2001, primarily due to the decrease in other revenues, which on average have a lower cost of sales, and the increase in merchandise sales as a percentage of total revenues, as merchandise sales inherently have a lower gross margin than rental revenues. In addition, our merchandise gross margin declined due to an increase in DVD sales as a percentage of total merchandise sales, as DVD merchandise sales on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for retail DVD. These decreases were partially offset by an increase in our rental gross margin, primarily due to an increase in the percentage of rental revenues attributable to DVD rental product, which on average has a lower overall cost than other rental product.

Gross Profit.    Gross profit of $753.6 million in the second quarter of 2002 increased $14.2 million, or 1.9%, from $739.4 million in the second quarter of 2001. Gross margin decreased to 59.3% in the second quarter of 2002 from 60.3% in the second quarter of 2001. The decrease in gross margin was due to the increase in cost of sales as a percentage of revenues described above.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $681.6 million for the second quarter of 2002, a decrease of $41.6 million from $723.2 million for the second quarter of 2001. This decrease was due to the discontinuation of $43.1 million of amortization of our goodwill associated with the implementation of SFAS 142 “Goodwill and Other Intangible Assets.” Excluding the impact of discontinued goodwill amortization expense, operating expenses increased $1.5 million in the second quarter of 2002 compared to the second quarter of 2001. Total operating expenses decreased as a percentage of total revenues to 53.6% for the second quarter of 2002 compared to 59.0% (or 55.5%, excluding the impact of discontinued goodwill amortization) for the second quarter of 2001, reflecting our focus on leveraging our cost structure. The change in total operating expenses, excluding the impact of the discontinued amortization expense, as discussed above, reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $624.7 million in the second quarter of 2002 increased $3.7 million, or 0.6%, from $621.0 million in the second quarter of 2001. Selling, general and administrative expense as a percentage of total revenues decreased to 49.2% in the second quarter of 2002 as compared to 50.7% in the second quarter of 2001. The dollar increase in 2002 resulted from the following items:

•	Occupancy costs increased $13.1 million, primarily as a result of the increase in the number of company-operated stores.

•
Compensation increased $4.6 million, primarily related to additional personnel needed to support our store growth. This increase was partially offset by (i) a reduction in our bonus accrual related to revised incentive targets, which reduction included the reversal of amounts accrued during the first quarter of 2002, and (ii) a $3.2 million reduction in our accrual for a lawsuit that was resolved for $9.9 million and dismissed in July 2002. We recognized the estimated settlement costs as a special item charge in the third quarter of 2001.

•
Selling and advertising expense decreased $5.8 million, primarily due to a decrease in spending on initiatives related to DIRECTV and the absence of the Blockbuster Entertainment Awards in the second quarter of 2002. We expect selling and advertising costs to increase during the second half of 2002, related to an increase in focus on key marketing and merchandising programs.

•
Other corporate and store expenses decreased $8.2 million, due primarily to a reduction in our bad debt expenses, as a result of improved focus on bad debt collection, and to a decrease in consulting costs.

Depreciation Expense.    Depreciation expense of $56.4 million in the second quarter of 2002 decreased $2.3 million, or 3.9%, from $58.7 million in the second quarter of 2001. The decrease was primarily due to a lower depreciable asset base in the second quarter of 2002, as compared to the second quarter of 2001. Over the past year, the amount of capitalized assets becoming fully depreciated exceeded the amount of capital additions.

Interest Expense.    Interest expense of $11.9 million in the second quarter of 2002 decreased $8.2 million, or 40.8%, as compared to $20.1 million in the second quarter of 2001. The decrease in interest expense was primarily due to a reduction of $366.6 million in total debt, including capital lease obligations, since the second quarter of 2001 and to lower average interest rates, as our significant free cash flow was used to reduce debt.

Other Items, Net.    Other items, net increased $2.9 million to income of $2.7 million in the second quarter of 2002 from a loss of $0.2 million in the second quarter of 2001. The primary reason for the increase was a foreign currency translation gain, as overall, the functional currencies in our international operations have strengthened versus the U.S. dollar in the second quarter of 2002, as compared to the second quarter of 2001.

Provision for Income Taxes.    We recognized a provision for income taxes of $22.2 million in the second quarter of 2002, as compared to a provision of $13.2 million in the second quarter of 2001. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations. We did not recognize a benefit for losses incurred in certain foreign jurisdictions in our 2002 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized.

Net Income (Loss).    The net income of $41.7 million in the second quarter of 2002 represents an increase in net income of $57.3 million from the net loss of $15.6 million in the second quarter of 2001. This increase was primarily attributable to the changes discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Revenues of $2,597.0 million for the six months ended June 30, 2002 increased $63.1 million, or 2.5%, from $2,533.9 million for the six months ended June 30, 2001. The increase in revenues was primarily due to an increase in worldwide same-store revenues of 2.0% and the net increase in the number of company-operated stores of 180 from June 30, 2001 to June 30, 2002. The increase in worldwide same-store revenues reflects a 1.0% increase in same-store revenues from our domestic operations and a 6.7% increase in same-store revenues from our international operations. The increase in our worldwide same-store revenues was primarily due to a 15.3% increase in worldwide same-store merchandise sales. These increases in same-store revenues were partially offset by a $16.5 million decrease in other revenues, primarily attributable to a decrease in revenues associated with our DIRECTV initiative, reflecting a decrease in system sales, and a decrease in revenues associated with the absence of the Blockbuster Entertainment Awards in the second quarter of 2002. We expect revenues associated with our DIRECTV initiative to continue to be lower than 2001 throughout the remainder of 2002.

Rental Revenues.    Rental revenues of $2,174.8 million for the six months ended June 30, 2002 increased $22.2 million, or 1.0%, from $2,152.6 million for the six months ended June 30, 2001. The following is a summary of rental revenues by product category:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2001	2002
VHS Rental Revenues	$1,591.9	$1,168.2	$(423.7)	(26.6)%
DVD Rental Revenues	333.0	739.0	406.0	121.9%
Game Rental Revenues	227.7	267.6	39.9	17.5%

Total Rental Revenues	$2,152.6	$2,174.8	$22.2	1.0%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 180 and an increase in worldwide same-store rental revenues of 0.1%. The increase in worldwide same-store rental revenues reflects an increase in international same-store rental revenues of 5.1%, which was partially offset by a decrease in domestic same-store rental revenues of 0.8%. Our domestic operations represented 82.0% of our rental revenues during the six months ended June 30, 2002, compared to 82.2% of our rental revenues for the six months ended June 30, 2001. The increase in worldwide same-store rental revenues was primarily due to a 32.8% increase in revenues generated by the eventual sale of previously rented VHS tapes, DVDs and games. Rental revenues from sales of previously rented DVDs and games increased significantly due in part to a higher average sales price per unit. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenue and gross profit from our investment in rental inventory. Domestic same-store rental revenues decreased as the impact of the box office disadvantage between titles that became available in the six months ended June 30, 2002 as compared to June 30, 2001 was greater than the impact of the increase in revenues from previously rented product sales. The increase in international same-store rental revenues was also driven by the impact of DVD rental revenues. Worldwide VHS rental revenues decreased 26.6%, while DVD rental revenues continued to grow, increasing 121.9%. DVD rental revenues also continued to increase as a percentage of rental revenues, from 15.5% of rental revenues for the six months ended June 30, 2001 to 34.0% of rental revenues for the six months ended June 30, 2002, while VHS rental revenues decreased as a percentage of rental revenues from 74.0% to 53.7%. Additionally, game rental revenues increased 17.5%, primarily due to (i) the increased availability of game software; (ii) increasing penetration of the Sony Playstation 2, Nintendo GameCube and Microsoft XBOX hardware platforms; and (iii) our increased focus on marketing games. We expect continued growth in revenues generated by the eventual sale of previously rented product and DVD rental revenues, which we expect to be partially offset by a continued decline in VHS rental revenues, through at least 2002. We also expect continued growth in game rental revenues, through at least 2002.

Merchandise Sales.    Merchandise sales of $384.0 million for the six months ended June 30, 2002 increased $57.4 million, or 17.6%, from $326.6 million for the six months ended June 30, 2001. As a percentage of total revenues, merchandise sales represented 14.8% of total revenues for the six months ended June 30, 2002, compared to 12.9% for the six months ended June 30, 2001. The primary reasons for the increase in merchandise sales were a 15.3% increase in worldwide same-store merchandise sales and the net increase in company-operated stores of 180. The increase in worldwide same-store merchandise sales reflects a 16.1% increase in domestic same-store merchandise sales and a 13.1% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD sales. During the second quarter of 2002, we increased our focus on the sale of new movies and games to complement our rental offering and to accommodate increased demand. As a result of this new focus, we expanded the selection in our stores for DVD and games hardware and software. We expect the strong growth in merchandise sales to continue for the rest of the year and beyond, as we anticipate consumer demand for these products will continue to grow.

Cost of Sales.    Cost of sales of $1,044.9 million for the six months ended June 30, 2002 increased $29.6 million, or 2.9%, from $1,015.3 million for the six months ended June 30, 2001, primarily due to the net increase in the number of company-operated stores of 180. Cost of sales as a percentage of revenues remained relatively flat at 40.1% for the six months ended June 30, 2001 compared to 40.2% for the six months ended June 30, 2002. The slight increase in cost of sales as a percentage of total revenues was due to several factors: (1) an increase in merchandise sales, which inherently have a lower gross margin than rental revenues, as a percentage of total revenues; and (2) a decline in merchandise gross margin due to an increase in DVD sales as a percentage of total merchandise sales, as DVD merchandise sales on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for retail DVD. These decreases to gross margin were partially offset by an increase in our rental gross margin, primarily due to an increase in the percentage of rental revenues attributable to DVD rental product, which on average has a lower overall cost than other rental product.

Gross Profit.    Gross profit of $1,552.1 million for the six months ended June 30, 2002 increased $33.5 million, or 2.2%, from $1,518.6 million for the six months ended June 30, 2001. Gross margin remained relatively flat at 59.8% for the six months ended June 30, 2002 compared to 59.9% for the six months ended June 30, 2001, reflecting the change in the mix of revenues and related cost of sales described above.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $1,360.7 million for the six months ended June 30, 2002, a decrease of $87.9 million from $1,448.6 million for the six months ended June 30, 2001. This decrease was primarily due to the discontinuation of $86.9 million of amortization of our goodwill associated with the implementation of SFAS 142 “Goodwill and Other Intangible Assets.” Excluding the impact of discontinued goodwill amortization expense, operating expenses decreased $1.0 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Total operating expenses decreased as a percentage of total revenues to 52.4% for the six months ended June 30, 2002 compared to 57.2% (or 53.7% excluding the impact of discontinued goodwill amortization) for the six months ended June 30, 2001, reflecting our focus on leveraging our cost structure. The change in total operating expenses, excluding the impact of discontinued goodwill amortization expense, as discussed above, reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,247.9 million for the six months ended June 30, 2002 increased $8.2 million, or 0.7%, from $1,239.7 million for the six months ended June 30, 2001. Selling, general and administrative expense as a percentage of total revenues decreased to 48.1% for the six months ended June 30, 2002 as compared to 48.9% for the six months ended June 30, 2001. The dollar increase in 2002 resulted from the following items:

•	Occupancy costs increased $17.0 million, primarily as a result of an increase in the number of company-operated stores.

•
Compensation increased $12.6 million, primarily related to additional personnel needed to support our store growth, which was partially offset by a reduction in our bonus accrual related to revised incentive targets.

•
Selling and advertising expense decreased $3.2 million, primarily due to a decrease in spending on initiatives related to DIRECTV and the absence of the Blockbuster Entertainment Awards in the second quarter of 2002. The decrease was partially offset by costs associated with our Carl and Ray advertising campaign. We expect selling and advertising costs to increase during the second half of 2002, related to an increase in focus on key marketing and merchandising programs.

•
Other corporate and store expenses decreased $18.2 million, due primarily to a reduction in our bad debt expenses as a result of improved focus on bad debt collection, and to a decrease in consulting costs.

Depreciation Expense.    Depreciation expense of $111.9 million for the six months ended June 30, 2002 decreased $9.3 million, or 7.7%, as compared to $121.2 million for the six months ended June 30, 2001. The decrease was primarily a result of a lower depreciable asset base for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Over the past year, the amount of capitalized assets becoming fully depreciated exceeded the amount of capital additions.

Interest Expense.    Interest expense of $24.5 million for the six months ended June 30, 2002 decreased $20.0 million, or 44.9%, as compared to $44.5 million for the six months ended June 30, 2001. The decrease in interest expense was primarily due to a reduction of $366.6 million in total debt, including capital lease obligations, since the second quarter of 2001 and to lower average interest rates, as our significant free cash flow was used to reduce debt.

Other Items, Net.    Other items, net increased $2.8 million to income of $1.0 million in the six months ended June 30, 2002 from a loss of $1.8 million in the six months ended June 30, 2001. The primary reason for the increase was a foreign currency translation gain, as overall, the functional currencies in our international operations have strengthened versus the U.S. dollar in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, partially offset by a write down of an investment during the six months ended June 30, 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $62.6 million for the six months ended June 30, 2002, as compared to a provision of $38.5 million for the six months ended June 30, 2001. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations. We did not recognize a benefit for losses incurred in certain foreign jurisdictions in our 2002 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    As of January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which is reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Loss.    The net loss of $1,709.3 million for the six months ended June 30, 2002 represents an increase in net loss of $1,698.4 million from the net loss of $10.9 million for the six months ended June 30, 2001. The increase in net loss was attributable to the cumulative effect of change in accounting principle discussed above. Income before the cumulative effect of change in accounting principle of $107.7 million for the six months ended June 30, 2002 represents an increase in net income of $118.6 million from the net loss of $10.9 million for the six months ended June 30, 2001. This increase in income before the cumulative effect of change in accounting principle, net of tax was due to the changes discussed above.

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

In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale, the contingent liability for base rent for the remaining initial terms of these leases was about $84 million on an undiscounted basis, with respect to these guarantees. However, certain leases may be extended beyond the initial term and remain subject to the guarantee. We have not recorded any reserves related to this contingent liability. We are dependent upon Wherehouse’s ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Adverse changes in the financial condition of Wherehouse would increase the risk that we would be required to honor the guarantee. Wherehouse has reported operating losses of $9.4 million and $7.1 million for the quarters ended April 30, 2002 and 2001, respectively. If Wherehouse defaults, related payments are expected to be funded from operating cash flows. Related losses due to default could materially affect future operating income.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. We had $600.0 million of available borrowing capacity under the long-term revolver at June 30, 2002, of which $550.0 million was outstanding as of June 30, 2002. We have the ability with this available borrowing capacity to extend the maturities of the current portion of our term loan.

We continue to review our financing arrangements and to pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at June 30, 2002 for borrowings under the credit agreement was 5.5%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2002).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2002, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swaps qualify as fully effective cash-flow hedging instruments under SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At June 30, 2002, the fair value of the interest rate swaps was a liability of $13.6 million.

The following table sets forth our current portion of long-term debt and capital lease obligations:

	At December 31, 2001	At June 30, 2002
Current maturities of term loan, interest rate 5.7% and 5.5% at December 31, 2001 and June 30, 2002, respectively, due in quarterly installments beginning April 2002	$150.0	$225.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	6.4	6.6
Current maturities of all other long-term debt obligations	1.4	0.4
Current maturities of capital lease obligations	23.6	23.7

Total current portion of long-term debt and capital lease obligations.	$181.4	$255.7

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At December 31, 2001	At June 30, 2002
Term loan, interest rate 5.7% and 5.5% at December 31, 2001 and June 30, 2002, respectively, due in quarterly installments beginning April 2002	$450.0	$325.0
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	8.4	4.5
Long-term portion of capital lease obligations	88.0	82.0

Total long-term debt and capital lease obligations, less current portion.	$546.4	$411.5

Consolidated Cash Flows

Operating Activities.    Net cash flows from operating activities increased $62.0 million, or 12.8%, from $484.7 million for the first six months of 2001 to $546.7 million for the first six months of 2002. The most significant reasons for the increase in cash flows from operating activities were the increase in net income before cumulative effect of change in accounting principle and a decrease in cash used in reducing accounts payable. Income before cumulative effect of change in accounting principle increased $35.4 million from adjusted net income of $72.3 million for the first six months of 2001 to income before cumulative effect of change in accounting principle of $107.7 million for the first six months ended 2002. Adjusted net income for the first six months of 2001 consists of the reported net loss of $10.9 million adjusted for pre-SFAS 142 goodwill amortization, net of tax of $83.2 million. The $144.4 million difference in the decrease in accounts payable, from a $156.9 million decrease for 2001 to a $12.5 million decrease for 2002, is mainly due to the timing of payments. These increases were partially offset by an increase of $123.4 million in cash used in the change in merchandise inventories, primarily for the purchase of additional product associated with our increased focus on our retail movie and game business, and a decrease of $40.2 million in cash provided by the change in receivables. We expect our merchandise inventory to continue to grow in order to accommodate the anticipated continued growth in consumer demand for retail DVD and games.

Investing Activities.    Net cash used in investing activities increased $50.0 million, from $425.3 million for the first six months of 2001 to $475.3 million for the first six months of 2002. This increase was primarily due to a $33.8 million increase in rental library purchases related to our initiatives to offer rental products to our customers under alternative consumer propositions.

Financing Activities.    Net cash used in financing activities decreased $98.3 million, from $140.0 million used in the first six months of 2001 to $41.7 million used in the first six months of 2002. This decrease was primarily due to a net pay-down in the outstanding balance of long-term debt under our credit facility of $50.0 million for the first six months of 2002, as compared to a net pay-down in the outstanding balance in long-term debt under our credit facility of $122.0 million for the first six months of 2001. Additionally, proceeds received from the exercise of stock options for the first six months of 2002 were $31.9 million, as compared to proceeds of $6.0 million from the exercise of stock options in the first six months of 2001.

Other Financial Measurements: Working Capital

At June 30, 2002, we had cash and cash equivalents of $230.5 million. Working capital, however, reflected a deficit of $424.3 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in our industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our expectations with respect to DVD, VHS and games rental revenues, as well as rental revenues generated from sales of previously-rented product; our expectations with respect to revenues generated from merchandise sales and our DIRECTV initiative; our planned marketing and merchandising initiatives and associated costs; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for movies and games and other Blockbuster product and service offerings; the impact of competitor pricing and competitive product and service offerings; our ability to respond to changing consumer preferences and to effectively adjust our product mix and marketing initiatives; the effect of game platform cycles; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at June 30, 2002 were $550.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at June 30, 2002 for these borrowings was 5.5%.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR; however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $1.5 million.

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

On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the Euro. The transition period for the introduction of the Euro was between January 1, 1999 and June 30, 2002. The Euro trades on currency exchanges and may be used in business transactions. Conversion to the Euro eliminates currency exchange risk between the participating member countries.

Our Euro transition has been completed and our transition to the Euro currency has not had a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had a material effect on our financial condition or results of operations.

Our operations outside the United States constituted 19.9% and 20.0% of our total revenues for the three and six months ended June 30, 2002, respectively. Our operations in Europe constituted 10.3% of our total revenues for both the three and six months ended June 30, 2002.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, a lawsuit was pending against Blockbuster in the United States District Court for the Western District of Texas that included federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. Judgment was entered in the Texas case in favor of Blockbuster and the other defendants on July 9, 2002. Plaintiffs have filed a notice of appeal to the Fifth Circuit Court of Appeals. In the California state court action, class certification has been denied, and the plaintiffs have appealed that ruling. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, on May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster. The plaintiffs claimed they should be classified as non-exempt and thus were owed overtime payments under California law. In January 2002, the court entered a final order approving the parties’ proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, Blockbuster paid approximately $9.9 million to resolve the case, which was dismissed on July 17, 2002.

As discussed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 29, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 19 lawsuits pending, 18 of which are putative class action lawsuits. The dollar amounts that plaintiffs seek as damages to themselves and those similarly situated are not set forth in the complaints. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 18 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, Blockbuster filed a motion to dismiss, on the basis of the Texas settlement, the Illinois complaint that was subject to the provisional certification order. In another Illinois case, on June 11, 2002, a federal judge dismissed the complaint due to the Texas settlement. On July 30, 2002, a California state judge ruled that the class claim allegations should be dismissed because of the Texas settlement. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2002. The stockholders voted on proposals to:

1.	elect two Class III Directors of Blockbuster for a term expiring in 2005; and

2.	ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2002.

The proposals were approved by the following votes:

1.	Election of Class III Directors

Nominee	Votes For	Votes Withheld
John F. Antioco	740,747,922	11,449,202
Linda Griego	751,065,471	1,131,653

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2002

Votes For	Votes Against	Abstentions	Broker Non-votes
751,068,660	1,104,150	24,314	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1
Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, among Blockbuster Inc., the Bank parties thereto from time to time, Citibank, N.A., The Bank of New York, The Bank of America NT & SA and Chase Securities Inc. (4)

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

Date: August 13, 2002

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1
Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, among Blockbuster Inc., the Bank parties thereto from time to time, Citibank, N.A., The Bank of New York, The Bank of America NT & SA and Chase Securities Inc. (4)

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