Form 10-Q
period 2002-09-30
BLOCKBUSTER INC
filed 2002-11-14
CIK 1085734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒        No  ☐

Number of shares of common stock outstanding as of November 1, 2002:

Class A common stock, par value $.01 per share: 35,596,116
Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Rental revenues	$1,083.3	$1,123.2	$3,235.9	$3,298.0
Merchandise sales	152.9	238.1	479.5	622.1
Other revenues	28.5	25.2	83.2	63.4

	1,264.7	1,386.5	3,798.6	3,983.5

Cost of sales:
Cost of rental revenues	682.4	382.3	1,441.8	1,125.2
Cost of merchandise sold	136.8	202.5	392.7	504.5

	819.2	584.8	1,834.5	1,629.7

Gross profit	445.5	801.7	1,964.1	2,353.8

Operating expenses:
Selling, general and administrative	655.9	659.7	1,895.6	1,907.6
Depreciation	62.0	61.6	183.2	173.5
Amortization of intangibles	45.1	0.4	132.8	1.3

	763.0	721.7	2,211.6	2,082.4

Operating income (loss)	(317.5)	80.0	(247.5)	271.4
Interest expense	(17.4)	(11.8)	(61.9)	(36.3)
Interest income	1.6	1.0	5.0	3.3
Other items, net	0.8	0.1	(1.0)	1.1

Income (loss) before income taxes	(332.5)	69.3	(305.4)	239.5
Benefit (provision) for income taxes	108.0	(18.7)	69.5	(81.3)
Equity in income (loss) of affiliated companies, net of tax	(0.4)	0.4	0.1	0.5

Income (loss) before cumulative effect of change in accounting principle	(224.9)	51.0	(235.8)	158.7
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,817.0)

Net income (loss)	$(224.9)	$51.0	$(235.8)	$(1,658.3)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.28)	$0.28	$(1.35)	$0.89

Diluted	$(1.28)	$0.28	$(1.35)	$0.87

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$—	$(10.19)

Diluted	$—	$—	$—	$(10.01)

Net income (loss) per share:
Basic	$(1.28)	$0.28	$(1.35)	$(9.30)

Diluted	$(1.28)	$0.28	$(1.35)	$(9.14)

Weighted-average common shares outstanding:
Basic	175.7	179.1	175.3	178.3
Diluted	175.7	182.1	175.3	181.5

Cash dividends per common share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200.2	$111.2
Receivables, less allowances of $8.2 and $7.2 for 2001 and 2002, respectively	150.0	144.2
Merchandise inventories	202.9	430.1
Prepaid assets and other current assets	163.3	162.5

Total current assets	716.4	848.0

Rental library	343.3	374.1
Receivable from Viacom	94.5	37.9
Property and equipment, net	909.0	804.2
Intangibles	10.1	12.3
Goodwill	5,614.1	3,808.0
Other assets	65.0	65.9

	$7,752.4	$5,950.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530.5	$539.6
Accrued expenses	550.4	470.8
Current portion of long-term debt	157.8	258.6
Current portion of capital lease obligations	23.6	23.4
Deferred taxes	6.5	6.5

Total current liabilities	1,268.8	1,298.9

Long-term debt, less current portion	458.4	253.9
Capital lease obligations, less current portion	88.0	81.2
Deferred taxes	111.5	120.8
Other liabilities	77.0	71.5

	2,003.7	1,826.3

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 32.8 and 35.3 shares issued and outstanding for 2001 and 2002, respectively	0.3	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,181.1	6,217.9
Retained deficit	(327.1)	(1,985.4)
Accumulated other comprehensive loss	(107.0)	(110.2)

Total stockholders’ equity	5,748.7	4,124.1

	$7,752.4	$5,950.4

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(235.8)	$(1,658.3)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	313.4	174.8
Rental amortization	658.4	722.2
Non-cash portion of special item charges and change in accounting estimates	319.3	—
Cumulative effect of change in accounting principle	—	1,817.0
Deferred taxes and other	(175.3)	8.0
Equity in income (loss) of affiliated companies, net of tax	0.2	(0.5)
Change in operating assets and liabilities:
Decrease in receivables	63.1	6.2
Decrease in receivable from Viacom	100.5	66.9
(Increase) decrease in merchandise inventories	7.8	(224.7)
Increase in prepaid and other assets	(29.3)	(24.2)
Increase (decrease) in accounts payable	(241.0)	4.4
Decrease in accrued expenses and other liabilities	(49.4)	(83.5)

Net cash flow provided by operating activities	731.9	808.3

Cash flows from investing activities:
Rental library purchases	(568.4)	(729.4)
Capital expenditures	(45.3)	(62.1)
Cash used for acquisitions	—	(14.5)
Proceeds from sales of store operations	2.3	1.9
Proceeds from notes receivable	—	2.9
Investments in affiliated companies	(4.5)	(1.6)

Net cash flow used in investing activities	(615.9)	(802.8)

Cash flows from financing activities:
Proceeds from credit agreement	120.0	—
Repayments on credit agreement	(292.0)	(100.0)
Net borrowings on lines of credit	—	3.0
Repayments on other notes	(6.2)	(6.7)
Net proceeds from the exercise of stock options	9.0	37.5
Cash dividends	(10.5)	(10.7)
Capital lease payments	(18.6)	(17.8)

Net cash flow used in financing activities	(198.3)	(94.7)

Effect of exchange rate changes on cash	(1.9)	0.2

Net decrease in cash and cash equivalents	(84.2)	(89.0)
Cash and cash equivalents at beginning of period	194.2	200.2

Cash and cash equivalents at end of period	$110.0	$111.2

Supplemental cash flow information:
Cash payments for interest	$65.1	$37.2
Non-cash investing and financing activities:
Property and equipment acquired under capitalized leases	$6.5	$10.8

See notes to unaudited consolidated financial statements.

BLOCKBUSTER
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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Rental Library

Prior to July 1, 2001, the cost of new release, or non-base stock, videocassettes was amortized on an accelerated basis over three months to an estimated $4 residual value. The cost of catalog product, or base stock, videocassettes was amortized on an accelerated basis over three months and then on a straight-line basis over thirty-three months to an estimated $4 residual value. The cost of new release, or non-base stock, DVDs was amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and catalog product, or base stock, DVDs was amortized on an accelerated basis over a twelve-month period to estimated $10 and $4 residual values, respectively.

Since July 1, 2001, the cost of non-base stock videocassettes has been amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock videocassettes has been amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of non-base stock DVDs has been amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs has been amortized on an accelerated basis over a twelve-month period to estimated $5 and $4 residual values, respectively.

The impact of the changes in accounting estimates for the rental library in 2001 is discussed in Note 4.

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Net Income (Loss) Per Share

Net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive. Options to purchase approximately 16.4 million and 12.6 million shares of class A common stock were outstanding as of September 30, 2001 and 2002, respectively. Because their inclusion would be anti-dilutive, 16.4 million options were excluded from the computation of the weighted-average shares for diluted EPS for the three and nine months ended September 30, 2001 and 0.8 million options were excluded from the computation of the weighted-average shares for diluted EPS for the three and nine months ended September 30, 2002. The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Weighted-average shares for basic EPS	175.7	179.1	175.3	178.3
Incremental shares for stock options	—	3.0	—	3.2

Weighted-average shares for diluted EPS	175.7	182.1	175.3	181.5

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

	At December 31, 2001	At September 30, 2002
Accumulated foreign currency translation adjustment	$(98.7)	$(104.1)
Fair value of interest rate swaps, net of deferred taxes	(8.3)	(6.1)

Accumulated comprehensive loss	$(107.0)	$(110.2)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$(224.9)	$51.0	$(235.8)	$(1,658.3)
Foreign currency translation adjustment	1.5	(4.0)	(12.8)	(5.4)
Change in fair value of interest rate swaps, net of deferred taxes	(6.5)	2.1	(7.3)	2.2

Total comprehensive income (loss)	$(229.9)	$49.1	$(255.9)	$(1,661.5)

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The provisions of SFAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. As discussed in Note 2, the Company adopted SFAS 142 as of January 1, 2002.

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company is required to implement SFAS 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective for fiscal years beginning after December 15, 2001. SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of APB Opinion No. 30 for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The Company adopted SFAS 144 on January 1, 2002, and the impact of the adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

opposed to the undiscounted cash flow approach used by the Company to evaluate impairment under the previous guidance. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment.

The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows and were reconciled to the Company’s market capitalization as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, in the Company’s consolidated statements of operations for the nine months ended September 30, 2002.

The following table provides a reconciliation of reported net loss for the three and nine months ended September 30, 2001 to net income that would have been reported had SFAS 142 been applied as of January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net loss	$(224.9)	$(235.8)
Add goodwill amortization, net of tax	42.0	125.2

Adjusted net loss	$(182.9)	$(110.6)

Basic and diluted earnings per share:
Reported net loss per share	$(1.28)	$(1.35)
Goodwill amortization, net of tax per share	0.24	0.71

Adjusted net loss per share[1]	$(1.04)	$(0.63)

[1]	The sum of reported net loss per share and goodwill amortization per share for the nine months ended September 30, 2001 does not equal the adjusted net loss per share due to rounding.

The following table summarizes changes in the Company’s goodwill balance during the first nine months of 2002:

Balance as of January 1, 2002	$5,614.1
Impairments	(1,817.0)
Acquisitions, based on preliminary allocation of purchase price	6.7
Foreign currency translation adjustment	4.2

Balance as of September 30, 2002	$3,808.0

Intangible assets at September 30, 2002 included intangible assets subject to amortization and intangible assets with indefinite lives, which are not amortized. Intangible assets subject to amortization at September 30, 2002 consisted of reacquired franchise rights that are amortized over three to 20 years. Amortization expense for the three and nine months ended September 30, 2002 was $0.4 million and $1.3 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

the succeeding five years is projected as follows: 2002: $1.7 million; 2003: $0.5 million; 2004: $0.5 million; 2005: $0.5 million; 2006: $0.5 million. As acquisitions and dispositions occur in the future, and as purchase price allocations are finalized, these amounts may vary. During 2002, the Company recorded $3.6 million of intangible assets with indefinite lives, related to brand-names, in connection with acquisitions made during the second quarter of 2002.

The Company’s intangible assets at December 31, 2001 and September 30, 2002 were as follows:

	At December 31, 2001	At September 30, 2002
Gross value of intangible assets subject to amortization	$13.8	$13.8
Accumulated amortization	(3.7)	(5.1)

Intangible assets subject to amortization, net	$10.1	$8.7

Intangible assets with indefinite lives and not amortized	$—	$3.6

Total intangible assets, net	$10.1	$12.3

Note 3—2001 Special Item Charges

During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which it completed by December 31, 2001. The Company initiated this plan with the goal of optimizing its stores’ revenues and gross profit based on an evaluation of the Company’s product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. Based on the Company’s evaluation, and in connection with the resulting plan, the Company disposed of approximately 30% of its VHS rental library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores. These activities resulted in non-cash charges of $193.7 million to cost of rental revenues and $16.1 million to cost of merchandise sold recorded in the third quarter of 2001, which reflected the estimated cost of the disposed library and inventory items, net of any estimated proceeds. During the fourth quarter of 2001, the Company evaluated the actual results of this plan and adjusted its estimates reported in the third quarter of 2001 by recording reductions of $9.6 million in cost of rental revenues and $4.3 million in cost of merchandise sold to reflect the actual impact of the Company’s strategic re-merchandising plan in the Consolidated Statement of Operations for the year ended December 31, 2001. The Company also recorded charges of $13.2 million and $13.7 million in incremental selling, general and administrative expenses during the third quarter of 2001 and the fourth quarter of 2001, respectively, primarily related to (i) labor incurred during the third quarter to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of the Company’s marketing and new media operations. During the second quarter of 2002, the Company reduced its estimate of severance charges by $0.4 million as a result of the extinguishment of the Company’s severance obligations related to severed employees who obtained new employment. As of September 30, 2002, $4.1 million remained as an accrual for severance related to this special item charge. Additionally, during the third quarter of 2001, the Company recorded charges of $2.6 million and $1.1 million in depreciation expense and equity in income (loss) of affiliated companies, respectively, related to the plan. The Company recorded an additional charge of $0.8 million in equity in income (loss) of affiliated companies during the fourth quarter of 2001.

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Also during the third quarter of 2001, the Company recorded $27.6 million in selling, general and administrative expenses related to two outstanding lawsuits. In connection with the dismissal of the Wage and Hour Lawsuit, discussed in Note 7, the Company reduced the initial accrual by $3.2 million in the second quarter of 2002.

Note 4—Change in Accounting Estimates for Rental Library

In connection with the strategic re-merchandising plan discussed in Note 3, and as discussed in Note 1, Blockbuster re-evaluated and changed the accounting estimates related to its rental library, including residual values and useful lives. These changes in estimates reflected the impact of changes in the Company’s rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which led to a reduction in the average selling value of the Company’s previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimates, cost of rental revenues was $102.1 million higher, net loss was $64.7 million higher and net loss per share was $0.37 higher for both the three and the nine months ended September 30, 2001. For the full year of 2001, including the impact of the change in estimates recognized during the third quarter, cost of rental revenues was $141.7 million higher, net loss was $90.1 million higher and net loss per share was $0.51 higher.

Note 5—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom Inc. (“Viacom”). The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”). Total purchases from Paramount were $37.4 million and $38.2 million for the three months ended September 30, 2001 and 2002, respectively. Total purchases from Paramount were $77.9 million and $112.5 million for the nine months ended September 30, 2001 and 2002, respectively.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $21.6 million and $31.9 million for the three months ended September 30, 2001 and 2002, respectively, and $64.1 million and $66.9 million for the nine months ended September 30, 2001 and 2002, respectively.

All other transactions with companies owned by or affiliated with Viacom were not material to the financial position or results of operations presented herein.

Note 6—Credit Agreement

On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

$600.0 million. The Company had $600.0 million of available borrowing capacity under the long-term revolver at September 30, 2002. In addition, during the second and third quarters of 2002, the Company paid down $100.0 million under the term loan, leaving an outstanding balance of $500.0 million at September 30, 2002. The reduction of the banks’ commitment under the long-term revolver and the payments made under the term loan effectively reduced the borrowing capacity under the Blockbuster Credit Agreement to $1.1 billion. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at September 30, 2002 for borrowings under the Blockbuster Credit Agreement was 5.7%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2002).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2002, the Company was in compliance with all financial covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The Company’s effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80% of the Company’s outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At September 30, 2002, the fair value of the interest rate swaps was a liability of $9.9 million.

Note 7—Commitments and Contingencies

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

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, a

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

lawsuit was pending against Blockbuster in the United States District Court for the Western District of Texas that included federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. Judgment was entered in the Texas case in favor of Blockbuster and the other defendants in July 2002. Plaintiffs have filed a notice of appeal to the Fifth Circuit Court of Appeals. In the California state court action, class certification has been denied, and the plaintiffs have appealed that ruling. The litigation in the California state court action is proceeding while the appeal is prosecuted. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, on May 7, 1999, Lynn Adams, Khristine Schoggins, and Debbie Lenke, purporting to act as class representatives on behalf of themselves and for a class comprised of certain Blockbuster store managers who worked in California, filed a complaint in District Court in Orange County, California against Blockbuster (the “Wage and Hour Lawsuit”). The plaintiffs claimed they should be classified as non-exempt and thus were owed overtime payments under California law. In January 2002, the court entered a final order approving the parties’ proposed settlement agreement, which provides for a California state class and does not admit liability by any party. Under the settlement, Blockbuster paid approximately $9.9 million to resolve the case, which was dismissed on July 17, 2002.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 19 lawsuits pending, 18 of which are putative class action lawsuits. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 18 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the Illinois complaint that was subject to the provisional certification order and a motion to compel arbitration as to some of the putative class members. In September 2002, the Illinois state court judge denied the motion to dismiss and refused to compel arbitration. Blockbuster has filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. In another Illinois case, on June 11, 2002, a federal judge dismissed the complaint due to the

BLOCKBUSTER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in millions, except per share amounts)

Texas settlement. On July 30, 2002, a California state judge ruled that the class claim allegations should be dismissed because of the Texas settlement. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

Blockbuster is a defendant in four Canadian lawsuits filed by customers in Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; and Regina, Saskatchewan between July 2001 and July 2002 concerning extended viewing fee policies in Canada. These four cases allege similar claims as those alleged in the U.S. cases. All four cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Note 8—Subsequent Events

In October 2002, Blockbuster acquired the second largest games retailer in the United Kingdom and a video rental chain based in the United States for an aggregate purchase price of approximately $60 million, payable in cash. In addition, during October 2002, the Company entered into an agreement to purchase the remaining 51% interest of the Company’s joint venture based in Italy, and related shareholder loans, for approximately $30 million, subject to adjustment. The proposed acquisition is subject to the requisite Italian government approvals. The Company anticipates utilizing the acquisitions to continue expansion of its domestic and international rental and retail presence in films and games.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues	$1,264.7	$1,386.5	$3,798.6	$3,983.5
Cost of sales	819.2	584.8	1,834.5	1,629.7

Gross profit	445.5	801.7	1,964.1	2,353.8
Operating expenses	763.0	721.7	2,211.6	2,082.4

Operating income (loss)	(317.5)	80.0	(247.5)	271.4
Interest expense	(17.4)	(11.8)	(61.9)	(36.3)
Interest income	1.6	1.0	5.0	3.3
Other items, net	0.8	0.1	(1.0)	1.1

Income (loss) before income taxes	(332.5)	69.3	(305.4)	239.5
Benefit (provision) for income taxes	108.0	(18.7)	69.5	(81.3)
Equity in income (loss) of affiliated companies, net of tax	(0.4)	0.4	0.1	0.5

Income (loss) before cumulative effect of change in accounting principle	(224.9)	51.0	(235.8)	158.7
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,817.0)

Net income (loss)	$(224.9)	$51.0	$(235.8)	$(1,658.3)

Cash Flow Data:
Cash flows provided by operating activities(1)			$731.9	$808.3
Cash flows used in investing activities(1)			(615.9)	(802.8)
Cash flows used in financing activities(1)			(198.3)	(94.7)

Other Data:
Depreciation	$62.0	$61.6	$183.2	$173.5
Amortization of intangibles	45.1	0.4	132.8	1.3
EBITDA(2)(3)	(210.4)	142.0	68.5	446.2
Net loss plus intangible amortization, net of tax(3)(4)	(182.7)	n/a	(109.9)	n/a

Margins:
Rental margin(5)	37.0%	66.0%	55.4%	65.9%
Merchandise margin(6)	10.5%	15.0%	18.1%	18.9%
Gross margin(7)	35.2%	57.8%	51.7%	59.1%

Worldwide Store Data:
Same-store revenues increase(8)	4.9%	6.9%	2.5%	3.7%
Total system-wide stores at end of period	7,851	8,246	7,851	8,246

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	EBITDA represents operating income plus depreciation and amortization of intangibles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.
(3)
EBITDA and Net loss plus intangible amortization, net of tax are presented here to provide additional information about Blockbuster’s operations. These items should be considered in addition to, but not as a substitute for, or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. As a result of the adoption of SFAS 142, “Goodwill and Other Intangibles Assets,” net loss plus intangible amortization, net of tax will not be reported in 2002 as a separate profitability measure.

(4)	Intangible amortization, net of tax, included in this item is primarily related to goodwill.
(5)	Rental gross profit as a percentage of rental revenues.
(6)	Merchandise gross profit as a percentage of merchandise revenues.
(7)	Gross profit as a percentage of total revenues.
(8)
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

2001 Change in Accounting Estimates and Special Item Charges

During the third quarter of 2001, we began implementation of a strategic re-merchandising plan to capitalize on growing consumer demand for DVDs. This plan was completed by December 31, 2001. Our plan included an expansion in DVD copy depth and selection and a reconfiguration of our stores to highlight the digital format. To accommodate the increase in DVD and other products in our stores, we disposed of approximately 30% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center, and certain games from our rental library in our stores. As a result of this reduction, we recorded a non-cash charge of $209.8 million in cost of sales during the third quarter of 2001. We also recorded $13.2 million in incremental selling, general and administrative expenses during the third quarter of 2001, primarily related to labor, supply and disposal costs to execute the plan and severance associated with the reorganization of our marketing and new media operations. Additionally, we recorded charges of $2.6 million and $1.1 million in depreciation expense and equity in income (loss) of affiliated companies during the third quarter of 2001, respectively, related to the plan. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, as detailed in Note 4 to the financial statements, we changed the accounting estimates related to our rental library, including residual values and useful lives. As a result of the changes in estimates, cost of sales was $102.1 million higher for both the three and nine months ended September 30, 2001 than it would have been under the previous method.

Also during the third quarter of 2001, we recorded $27.6 million in selling, general and administrative expenses relating to two outstanding lawsuits.

The following is a summary of the impact of the above-described special item charges and change in accounting estimates on our operating results during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Operating income (loss)	$(355.3)	$—	$(355.3)	$—
Net loss	(226.0)	—	(226.0)	—

Excluding the special item charges and the change in accounting estimates, operating results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	$1,264.7	$1,386.5	$3,798.6	$3,983.5
Cost of sales	507.3	584.8	1,522.6	1,629.7

Gross profit	757.4	801.7	2,276.0	2,353.8
Operating expenses	719.6	721.7	2,168.2	2,082.4

Operating income, excluding special item charges and the change in accounting estimates	$37.8	$80.0	$107.8	$271.4

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues.    Revenues of $1,386.5 million in the third quarter of 2002 increased $121.8 million, or 9.6%, from $1,264.7 million in the third quarter of 2001. Of the 9.6% increase, 6.7% was attributable to merchandise sales and 3.2% was attributable to rental revenues. These increases were offset by a 0.3% decrease in other revenues. The increase in revenues was primarily due to an increase in worldwide same-store revenues of 6.9% and the net increase in the number of company-operated stores of 195 from September 30, 2001 to September 30, 2002. The increase in worldwide same-store revenues reflects a 7.6% increase in same-store revenues from our domestic operations and a 3.6% increase in same-store revenues from our international operations. The increase in our worldwide same-store revenues was primarily due to a 56.1% increase in same-store merchandise sales and a 0.6% increase in same-store rental revenues.

Rental Revenues.    Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our standard domestic rental policy, at the time product is rented, a customer pays for the initial rental and, pursuant to the terms of our membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or is purchased under the terms of the membership agreement.

In June 2002, we increased the initial rental period for movies and games other than certain newly released movies from five days to one week. In addition, from Memorial Day to Labor Day, we offered a game rental pass, the Games Freedom Pass, a store-based subscription rental offer. The Games Freedom Pass allowed customers to rent an unlimited number of games during the 30-day term of the pass, subject to a limit of two games that could be taken at one time. Games could be returned at any time during the term of the pass. As contemplated by the terms and conditions of the Games Freedom Pass, additional fees did not accrue on pass rentals during the pass term; however, if a customer kept a game beyond the pass term, the game rental continued, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the game been rented on that day under our standard rental terms and not under the game pass. The game rental was successively continued on such terms until such time as the game was returned or was purchased under the terms of our membership agreement. During the third quarter of 2002, we began testing a similar DVD movie rental pass. We continue to evaluate our store-based subscription offerings and anticipate offering some variations of these offerings in 2003.

Rental revenues of $1,123.2 million in the third quarter of 2002 increased $39.9 million, or 3.7%, from $1,083.3 million in the third quarter of 2001. Of the 3.7% increase, 2.7% was attributable to film rental revenues and 1.0% was attributable to game rental revenues. The following is a summary of rental revenues by product category:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2001	2002
Film Rental Revenues:
VHS Rental Revenues	$762.7	$538.3	$(224.4)	(29.4)%
DVD Rental Revenues	214.6	469.7	255.1	118.9%

Total Film Rental Revenues	$977.3	$1,008.0	$30.7	3.1%
Game Rental Revenues	106.0	115.2	9.2	8.7%

Total Rental Revenues	$1,083.3	$1,123.2	$39.9	3.7%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 195 and an increase in worldwide same-store rental revenues of 0.6%. Rental revenues were negatively impacted by a decrease in revenue per rental transaction combined with flat rental volume during July and August, as compared to the same periods for the prior year. The decrease in July and August was more than offset by an increase in rental volume and revenue per rental transaction in September 2002, as compared to the same period for the prior year, as well as the resolution of a contingency related to deferred revenue in the amount of $14.8 million. The increase in worldwide same-store rental revenues reflects a 0.8% increase in domestic same-store rental revenues, which was partially offset by a 0.3% decrease in international same-store rental revenues. Our domestic operations generated 81.7% of our rental revenues during the third quarter of 2002, compared to 81.8% of our rental revenues in the third quarter of 2001.

The increase in worldwide same-store rental revenues was primarily due to a 19.1% increase in same-store rental revenues generated by the eventual sale of previously rented product, which was driven by an increase in sales of previously rented DVDs. The increase in previously rented DVD sales was partially offset by a decrease in sales of previously rented VHS tapes and previously rented games. The increase in previously rented DVD sales reflects the continued growth of DVDs as a percentage of our product mix, in response to increased consumer demand. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenues and gross profit from our investment in rental library. The increase in domestic same-store rental revenues also reflects a box office advantage between titles that became available in the third quarter of 2002 versus titles that became available in the third quarter of 2001. The box office advantage was mitigated by the number of titles promoted for sale.

Film Rental Revenues.    Film rental revenues of $1,008.0 million in the third quarter of 2002 increased $30.7 million, or 3.1%, from $977.3 million in the third quarter of 2001. DVD rental revenues continued to increase as a percentage of total rental revenues, from 19.8% in the third quarter of 2001 to 41.8% in the third quarter of 2002, while VHS rental revenues continued to decrease as a percentage of total rental revenues, from 70.4% in the third quarter of 2001 to 47.9% in the third quarter of 2002.

The increase in overall film rental revenues was primarily due to a 25.6% increase in previously rented film rental revenues, which reflects (i) consumer interest in the value that we, unlike traditional retailers, can offer by selling previously rented films and (ii) our resulting ability to maximize the revenues and gross profit from our investment in rental library. The increase in previously rented product sales also reflects the additional flexibility that we have under our non-revenue-sharing arrangements to sell product earlier, which has resulted in increased sales volume and pricing for previously rented product. This increase was driven by a 157.8% increase in revenues generated by sales of previously rented DVDs, which was partially offset by a 17.6% decrease in revenues generated through the sale of previously rented VHS tapes. The selling price for previously rented DVDs is higher on average than the selling price for previously rented VHS tapes. Therefore, the increase in previously rented DVD sales as a percentage of total previously rented film sales also resulted in a higher average selling price on a combined DVD/VHS basis. We expect continued growth in rental revenues generated by the eventual sale of previously rented films.

Game Rental Revenues.    Game rental revenues of $115.2 million in the third quarter of 2002 increased $9.2 million, or 8.7%, from $106.0 million in the third quarter of 2001. The increase in game rental revenues was primarily due to (i) the increased availability of game software; (ii) increasing penetration of the Sony Playstation 2, Nintendo GameCube and Microsoft Xbox hardware platforms; (iii) our games in-store remerchandising; and (iv) our increased focus on marketing games, including sales of the Games Freedom Pass, a store-based subscription game rental offer that we offered during the summer of 2002. We expect continued growth in game rental revenues.

Merchandise Sales.    Merchandise sales of $238.1 million in the third quarter of 2002 increased $85.2 million, or 55.7%, from $152.9 million in the third quarter of 2001. As a percentage of total revenues, merchandise sales represented 17.2% of total revenues for the third quarter of 2002, compared to 12.1% in the third quarter of 2001. The primary reasons for the increases in merchandise sales were a 56.1% increase in worldwide same-store merchandise sales and the net increase in company-operated stores of 195.

The increase in worldwide same-store merchandise sales reflects a 70.2% increase in domestic same-store merchandise sales and a 20.9% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD and game sales. During the third quarter of 2002, we continued our focus on the sale of new films and games to complement our rental offering and to accommodate increased demand for retail product. As a result of this increased focus, we continued to expand the selection in our stores for DVD and games hardware and software. We also continued to take advantage of our ability to offer promotions that combine film rentals with sales of popular retail titles, thereby providing an alternative to the offerings that can be provided by a traditional retailer. We expect these types of promotions, as well as customer traffic generated by our rental business, to continue to drive increased merchandise sales. While much of the retail product is returnable to vendors, the increased investment in inventory necessary to capitalize on these initiatives increases our exposure to excess inventories in the event anticipated sales fail to materialize.

Cost of Sales.    Cost of sales of $584.8 million in the third quarter of 2002 decreased $234.4 million, or 28.6%, from $819.2 million in the third quarter of 2001. Excluding the impact of the change in accounting estimates and special item charges of $311.9 million in the third quarter of 2001, cost of sales in the third quarter of 2002 increased $77.5 million, or 15.3%, from $507.3 million in the third quarter of 2001. The increase in our cost of sales was primarily due to the increase in company-operated stores of 195. Excluding the impact of the change in accounting estimates and special item charges in 2001, cost of sales as a percentage of total revenues increased to 42.2% in the third quarter of 2002 from 40.1% in the third quarter of 2001. The increase in cost of sales as a percentage of total revenues was primarily due to the following:

•	Merchandise sales increased as a percentage of total revenues. Merchandise sales inherently have a lower gross margin than rental revenues and a correspondingly higher cost of sales.

•
Our merchandise gross margin has declined as we have grown our merchandise sales. Our merchandise gross margin declined in the third quarter of 2002 as compared to the third quarter of 2001 due to strong growth in new release DVD and game software and hardware sales, which on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for these products. As we expand our retail offerings to include an increased selection of catalog DVD retail product, we expect our average DVD retail margins to increase, as catalog DVD retail product generally has higher margins than other merchandise sales.

The increase in cost of sales as a percentage of revenues was partially offset by an increase in our rental gross margin for the third quarter of 2002, as compared to the third quarter of 2001. Rental gross margin increased primarily due to the following:

•
VHS rental revenues generated through copy depth programs decreased. These on average have a lower gross margin than VHS rental revenues generated through product acquired outside of such programs, which resulted in a higher gross margin percentage from overall VHS rental revenues.

•
DVD rental revenues continued to increase as a percentage of total rental revenues. DVD rental product on average has a lower overall cost than other rental product, resulting in higher rental margins.

The increases in our rental gross margin were partially offset by a decrease in our game rental margin, primarily related to additional product purchased to support our Games Freedom Pass.

Gross Profit.    Gross profit of $801.7 million in the third quarter of 2002 increased $356.2 million, or 80.0%, from $445.5 million in the third quarter of 2001. Excluding the impact of the change in accounting estimates and special item charges of $311.9 million in the third quarter of 2001, gross profit in the third quarter of 2002 increased $44.3 million, or 5.8%, from $757.4 million in the third quarter of 2001, primarily driven by the growth in revenues discussed above. Excluding the impact of the change in accounting estimates and special item charges in the third quarter of 2001, gross margin decreased to 57.8% in the third quarter of 2002 from 59.9% in the third quarter of 2001. The decrease in gross margin was due to the increase in cost of sales as a percentage of revenues described above.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $721.7 million for the third quarter of 2002, a decrease of $41.3 million, or 5.4%, from $763.0 million in the third quarter of 2001. Excluding the impact of special item charges of $43.4 million in the third quarter of 2001, total operating expenses increased $2.1 million to $721.7 million in the third quarter of 2002 from $719.6 for the third quarter of 2001. Excluding the impact of the special item charges in the third quarter of 2001, total operating expenses decreased as a percentage of total revenues to 52.1% for the third quarter of 2002 from 56.9% in the third quarter of 2001, primarily as a result of the discontinuation of $44.6 million in amortization associated with the adoption of SFAS 142 “Goodwill and Other Intangible Assets.” The change in total operating expenses, excluding the impact of the special item charges in the third quarter of 2001 and excluding the impact of the discontinued amortization expense, as discussed above, reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $659.7 million in the third quarter of 2002 increased $44.6 million, or 7.3%, from $615.1 million in the third quarter of 2001. Selling, general and administrative expense as a percentage of total revenues decreased to 47.6% in the third quarter of 2002 as compared to 48.6% in the third quarter of 2001. Excluding the impact of special item charges of $40.8 million in the third quarter of 2001, the dollar increase in 2002 resulted from the following items:

•	Occupancy costs increased $12.6 million, primarily as a result of the increase in the number of company-operated stores.

•	Compensation increased $20.3 million, primarily related to additional personnel needed to support our store growth, which was partially offset by a decrease in bonus expense.

•
Selling and advertising expense increased $17.5 million, primarily due to our marketing efforts associated with key rental and retail promotions. We expect selling and advertising costs to continue to be higher during the fourth quarter of 2002 than selling and advertising costs in the fourth quarter of 2001, related to a continued focus on key marketing and merchandising programs.

•
Other corporate and store expenses decreased $5.8 million, due primarily to a reduction in our bad debt expenses, as a result of improved focus on bad debt collection, and to a decrease in consulting costs.

Depreciation Expense.    Depreciation expense of $61.6 million in the third quarter of 2002 decreased $0.4 million, or 0.6%, from $62.0 million in the third quarter of 2001. Excluding special item charges of $2.6 million in the third quarter of 2001, depreciation expense in the third quarter of 2002 increased $2.2 million, or 3.7%, from $59.4 million in the third quarter of 2001. The increase was primarily due to the acceleration of depreciation on existing in-store signage and fixtures related to the initiation of a plan in the third quarter of 2002 to upgrade these store assets in order to promote rental and retail films. Among other benefits, the new retail fixtures will allow for a substantially increased selection of retail films, allowing us to carry more, higher margin, catalog product. The increase was also due to an increase in the number of company-operated stores of 195.

Interest Expense.    Interest expense of $11.8 million in the third quarter of 2002 decreased $5.6 million, or 32.2%, as compared to $17.4 million in the third quarter of 2001. The decrease in interest expense was primarily due to a reduction of $361.8 million in total debt, including capital lease obligations, since the third quarter of 2001 as our significant free cash flow was used to reduce debt. The decrease was also due to lower average interest rates.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $18.7 million in the third quarter of 2002, as compared to a benefit for income taxes of $108.0 million in the third quarter of 2001. The benefit for the third quarter of 2001 included a benefit of $129.8 million related to the impact of the change in accounting estimates for rental library and special item charges. Excluding the impact of the change in accounting estimates for rental library and special item charges in the third quarter of 2001, we recognized a provision for income taxes of $21.8 million in the third quarter of 2001. The 2001 provision reflects the non- deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The tax matters agreement dated August 16, 1999 between us and Viacom Inc. requires us to surrender all or a portion of our United Kingdom tax loss carryovers generated by us to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance related to our tax loss carryovers attributed to the United Kingdom by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized in the future. The provision for income taxes in the third quarter of 2002 decreased as compared to the provision in the third quarter of 2001, excluding the impacts of the change in accounting estimates and special item charges, primarily due to this reduction of the valuation allowance.

Net Income (Loss).    Net income of $51.0 million in the third quarter of 2002 represents an increase of $275.9 million in net income from a net loss of $224.9 million for the third quarter of 2001. Excluding the impact of the change in accounting estimates for our rental library and special item charges of $226.0 million in the third quarter of 2001, net income in the third quarter of 2002 increased $49.9 million from net income of $1.1 million in the third quarter of 2001. This increase was primarily attributable to the changes discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Revenues of $3,983.5 million for the nine months ended September 30, 2002 increased $184.9 million, or 4.9%, from $3,798.6 million for the nine months ended September 30, 2001. Of the 4.9% increase, 3.8% was attributable to merchandise sales and 1.6% was attributable to rental revenues. These increases were offset by a 0.5% decrease in other revenues. The increase in revenues was primarily due to an increase in worldwide same-store revenues of 3.7% and the net increase in the number of company-operated stores of 195 from September 30, 2001 to September 30, 2002. The increase in worldwide same-store revenues reflects a 3.3% increase in same-store revenues from our domestic operations and a 5.7% increase in same-store revenues from our international operations. The increase in our worldwide same-store revenues was primarily due to a 27.9% increase in worldwide same-store merchandise sales. The increase in same-store revenues was partially offset by a $19.8 million decrease in other revenues, primarily attributable to a decrease in revenues associated with our DIRECTV initiative, reflecting a decrease in system sales. We expect revenues associated with our DIRECTV initiative to continue to be lower than 2001 revenues.

Rental Revenues.    Rental revenues of $3,298.0 million for the nine months ended September 30, 2002 increased $62.1 million, or 1.9%, from $3,235.9 million for the nine months ended September 30, 2001. Of the 1.9% increase, 1.3% was attributable to game rental revenues and 0.6% was attributable to film rental revenues. The following is a summary of rental revenues by product category:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2001	2002
Film Rental Revenues:
VHS Rental Revenues	$2,354.6	$1,706.5	$(648.1)	(27.5)%
DVD Rental Revenues	547.6	1,208.7	661.1	120.7%

Total Film Rental Revenues	$2,902.2	$2,915.2	$13.0	0.4%
Game Rental Revenues	333.7	382.8	49.1	14.7%

Total Rental Revenues	$3,235.9	$3,298.0	$62.1	1.9%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 195 and an increase in worldwide same-store rental revenues of 0.4%. The increase in worldwide same-store rental revenues reflects an increase in international same-store rental revenues of 3.3%, which was partially offset by a decrease in domestic same-store rental revenues of 0.1%. Our domestic operations generated 81.9% of our rental revenues during the nine months ended September 30, 2002, compared to 82.1% of our rental revenues for the nine months ended September 30, 2001.

The increase in worldwide same-store rental revenues was primarily due to a 28.0% increase in same-store rental revenues generated by the eventual sale of previously rented product, which was driven by an increase in sales of previously rented DVDs and games. This increase was partially offset by a decrease in sales of previously rented VHS tapes. The increase in previously rented DVD sales reflects the continued growth of DVDs as a percentage of our product mix, in response to increased consumer demand. The increase in previously rented game sales reflects the increased availability of, and consumers demand for, game software for the Sony Playstation2, Nintendo Game Cube and Microsoft Xbox game platforms. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenue and gross profit from our investment in rental library. The increase in domestic same-store rental revenues also reflects a box office advantage between titles that became available during the first nine months of 2002 versus titles that became available during the first nine months of 2001.

Film Rental Revenues.    Film rental revenues of $2,915.2 for the nine months ended 2002 increased $13.0 million, or 0.4%, from $2,902.2 for the nine months ended 2001. DVD rental revenues continued to increase as a percentage of rental revenues, from 16.9% of rental revenues for the nine months ended September 30, 2001 to 36.6% of rental revenues for the nine months ended September 30, 2002, while VHS rental revenues continued to decrease as a percentage of rental revenues from 72.8% for the nine months ended September 30, 2001 to 51.7% for the nine months ended September 30, 2002.

The increase in overall film rental revenues was primarily due to a 28.4% increase in previously rented film rental revenues, which reflects (i) consumer interest in the value that we, unlike traditional retailers, can offer by selling previously rented films; and (ii) our resulting ability to maximize the revenues and gross profit from our investment in rental library. The increase in previously rented product sales also reflects the additional flexibility that we have under non-revenue-sharing arrangements to sell product earlier, which has resulted in increased sales volume and pricing for previously rented product. This increase was driven by a 170.3% increase in revenues generated by sales of previously rented DVDs, which was partially offset by a 6.1% decrease in revenues resulting from sales of previously rented VHS tapes. The selling price for previously rented DVDs is higher on average than the selling price for previously rented VHS tapes. Therefore, the increase in previously rented DVD sales as a percentage of total previously rented film sales also resulted in a higher average selling price on a combined DVD/VHS basis. We expect continued growth in rental revenues generated by the eventual sale of previously rented films.

Game Rental Revenues.    Game rental revenues of $382.8 million for the nine months ended September 30, 2002 increased $49.1 million, or 14.7%, from $333.7 million for the nine months ended September 30, 2001. The increase in game rental revenues was primarily due to (i) the increased availability of game software; (ii) increasing penetration of the Sony Playstation2, Nintendo GameCube and Microsoft Xbox hardware platforms; (iii) our games in-store remerchandising; and (iv) our increased focus on marketing games, including the sales of the Games Freedom Pass, a store-based subscription game rental offer that we offered during the summer of 2002. We expect continued growth in game rental revenues.

Merchandise Sales.    Merchandise sales of $622.1 million for the nine months ended September 30, 2002 increased $142.6 million, or 29.7%, from $479.5 million for the nine months ended September 30, 2001. As a percentage of total revenues, merchandise sales represented 15.6% of total revenues for the nine months ended September 30, 2002, compared to 12.6% for the nine months ended September 30, 2001. The primary reasons for the increase in merchandise sales were a 27.9% increase in worldwide same-store merchandise sales and the net increase in company-operated stores of 195.

The increase in worldwide same-store merchandise sales reflects a 32.7% increase in domestic same-store merchandise sales and a 15.6% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD and game sales. During the first nine months of 2002, we increased our focus on the sale of new movies and games to complement our rental offering and to accommodate increased demand for retail product. As a result of this new focus, we expanded the selection in our stores for DVD and games hardware and software. We also sought to take advantage of our ability to offer promotions that combine film rentals with sales of popular retail titles, thereby providing an alternative to the offerings provided by a traditional retailer. We expect these types of promotions, as well as customer traffic generated by our rental business and related rental programs, to continue to drive increased merchandise sales. While much of the retail product product is returnable to vendors, the increased investment in inventory necessary to capitalize on these initiatives increases our exposure to excess inventories in the event anticipated sales fail to materialize.

Cost of Sales.    Cost of sales of $1,629.7 million for the nine months ended September 30, 2002 decreased $204.8 million, or 11.2%, from $1,834.5 million for the nine months ended September 30, 2001. Excluding the impact of the change in accounting estimates and special item charges of $311.9 million in 2001, cost of sales for the nine months ended September 30, 2002 increased $107.1 million, or 7.0%, from $1,522.6 million for the nine months ended September 30, 2001. The increase in our cost of sales was primarily due to the net increase in the number of company-operated stores of 195. Excluding the impact of the change in accounting estimates and special item charges in 2001, cost of sales as a percentage of revenues increased to 40.9% for the nine months ended September 30, 2002 compared to 40.1% for the nine months ended September 30, 2001. The increase in cost of sales as a percentage of total revenues was primarily due to the following:

•	Merchandise sales increased as a percentage of total revenues. Merchandise sales inherently have a lower gross margin than rental revenues and a correspondingly higher cost of sales.

•
Our merchandise gross margin has declined as we have grown our merchandise sales. Our merchandise gross margin declined in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to strong growth in new release DVD and game software and hardware sales, which on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for these products. As we expand our retail offerings to include an increased selection of catalog DVD retail product, we expect our average DVD retail margins to increase, as catalog DVD retail product generally has higher margins than other merchandise sales.

The increase in cost of sales as a percentage of revenues was partially offset by an increase in our rental gross margin for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Rental gross margin increased primarily due to the following:

•
VHS rental revenues generated through copy depth programs decreased. These on average have a lower gross margin than VHS rental revenues generated through product acquired outside of such programs, which resulted in a higher gross margin percentage from overall VHS rental revenues.

•
DVD rental revenues continued to increase as a percentage of total rental revenues. DVD rental product on average has a lower overall cost than other rental product, resulting in higher rental margins.

The increases in our rental gross margin were partially offset by a decrease in our game rental margin, primarily related to additional product purchased to support our Games Freedom Pass.

Gross Profit.    Gross profit of $2,353.8 million for the nine months ended September 30, 2002 increased $389.7 million, or 19.8%, from $1,964.1 million for the nine months ended September 30, 2001. Excluding the impact of the change in accounting estimates and special item charges of $311.9 million in the third quarter of 2001, gross profit for the nine months ended September 30, 2002 increased $77.8 million, or 3.4%, from $2,276.0 million for the nine months ended September 30, 2001, primarily driven by the growth in revenues discussed above. Excluding the impact of the change in accounting estimates and special item charges in the third quarter of 2001, gross margin decreased to 59.1% for the nine months ended September 30, 2002 compared to 59.9% for the nine months ended September 30, 200. The decrease in gross margin was due to the increase in cost of sales as a percentage of revenues described above.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $2,082.4 million for the nine months ended September 30, 2002, a decrease of $129.2 million from $2,211.6 million for the nine months ended September 30, 2001. Excluding the impact of special item charges of $43.4 million in the third quarter of 2001, total operating expenses for the nine months ended September 30, 2002 decreased $85.8 million, or 4.0%, from $2,168.2 million for the nine months ended September 30, 2001. Excluding the impact of the special item charges in 2001, total operating expenses decreased as a percentage of total revenues to 52.3% for the nine months ended September 30, 2002 from 57.1% in the nine months ended September 30, 2001, primarily as a result of the discontinuation of $131.5 million in amortization associated with the adoption of SFAS 142. The change in total operating expenses, excluding the impact of the special item charges in the third quarter of 2001 and excluding the impact of discontinued amortization expense, as discussed above, reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,907.6 million for the nine months ended September 30, 2002 increased $12.0 million, or 0.6%, from $1,895.6 million for the nine months ended September 30, 2001. Excluding the impact of the special item charges in the third quarter of 2001, selling, general and administrative expense for the nine months ended September 30, 2002 increased $52.8 million, or 2.8%, from $1,854.8 million for the nine months ended September 30, 2001. Excluding the special item charges in 2001, selling, general and administrative expense as a percentage of total revenues decreased to 47.9% for the nine months ended September 30, 2002 as compared to 48.8% for the nine months ended September 30, 2001. Excluding the impact of special item charges of $40.8 million in the third quarter of 2001, the dollar increase in 2002 resulted from the following items:

•	Occupancy costs increased $29.6 million, primarily as a result of an increase in the number of company-operated stores.

•
Compensation increased $32.9 million, primarily related to additional personnel needed to support our store growth, which was partially offset by a reduction in our bonus accrual related to revised incentive targets.

•
Selling and advertising expense increased $14.3 million, primarily due to our marketing efforts associated with key rental and retail promotions. We expect selling and advertising costs to be higher for the remainder of 2002 as compared to corresponding periods in 2001, related to a continued focus on key marketing and merchandising programs.

•
Other corporate and store expenses decreased $24.0 million, due primarily to a reduction in our bad debt expenses as a result of improved focus on bad debt collection, and to a decrease in consulting costs.

Depreciation Expense.    Depreciation expense of $173.5 million for the nine months ended September 30, 2002 decreased $9.7 million, or 5.3%, as compared to $183.2 million for the nine months ended September 30, 2001. Excluding the special item charges of $2.6 million in the third quarter of 2001, depreciation expense for the nine months ended September 30, 2002 decreased $7.1 million, or 3.9%, from $180.6 million for the nine months ended September 30, 2001. The decrease was primarily a result of a lower depreciable asset base for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Over the past year, the amount of capitalized assets becoming fully depreciated exceeded the amount of capital additions and approximately half of the capital expenditures during the nine months ended September 30, 2002 occurred during the third quarter of 2002.

Interest Expense.    Interest expense of $36.3 million for the nine months ended September 30, 2002 decreased $25.6 million, or 41.4%, as compared to $61.9 million for the nine months ended September 30, 2001. The decrease in interest expense was primarily due to a reduction of $361.8 million in total debt, including capital lease obligations, since the third quarter of 2001 as our significant free cash flow was used to reduce debt. The decrease was also attributable to lower average interest rates.

Other Items, Net.    Other items, net increased $2.1 million to income of $1.1 million in the nine months ended September 30, 2002 from a loss of $1.0 million in the nine months ended September 30, 2001. The primary reason for the increase was a foreign currency translation gain, as overall, the functional currencies in our international operations have strengthened versus the U.S. dollar in the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, partially offset by a write down of an investment during the nine months ended September 30, 2002.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $81.3 million for the nine months ended September 30, 2002, as compared to a benefit of $69.5 million for the nine months ended September 30, 2001. The benefit for the nine months ended September 30, 2001 included a benefit of $129.8 million related to the impact of the change in accounting estimates for rental library and special item charges. Excluding the impacts of the change in accounting estimates for rental library and special item charges in the third quarter of 2001, we recognized a provision for income taxes of $60.3 million for the nine months ended September 30, 2001. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The tax matters agreement dated August 16, 1999 between us and Viacom Inc. requires us to surrender all or a portion of our United Kingdom tax loss carryovers generated by us to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance related to our tax loss carryovers attributed to the United Kingdom by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized in the future. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations, which was partially offset as we reduced the valuation allowance related to net operating loss carryforwards attributed to the United Kingdom during the third quarter of 2002.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    As of January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which was reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Loss.    The net loss of $1,658.3 million for the nine months ended September 30, 2002 represents an increase of net loss of $1,422.5 million from the net loss of $235.8 million for the nine months ended September 30, 2001. Excluding the impact of the change in accounting estimates for our rental library and special item charges of $226.0 million in the third quarter of 2001, the net loss for the nine months ended September 30, 2002 increased $1,648.5 million from a net loss of $9.8 million. The increase in net loss was attributable to the cumulative effect of change in accounting principle discussed above. Income before the cumulative effect of change in accounting principle of $158.7 million for the nine months ended September 30, 2002 represents an increase in net income of $394.5 million from the net loss of $235.8 million for the nine months ended September 30, 2001. Excluding the impact of the change in accounting estimates and special item charges in 2001, income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2002 increased $168.5 million from the net loss of $9.8 million for the nine months ended September 30, 2001. This increase in income before the cumulative effect of change in accounting principle, net of tax was due to the changes discussed above.

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

In October 1998, BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. The remaining initial terms of these leases expire on various dates through 2007. We have agreed to indemnify Viacom with respect to any amount paid under these guarantees. We estimate that, as of the time of the sale, the contingent liability for base rent for the remaining initial terms of these leases was about $84 million on an undiscounted basis, with respect to these guarantees. However, certain leases may be extended beyond the initial term and remain subject to the guarantee. We have not recorded any reserves related to this contingent liability. We are dependent upon Wherehouse’s ability to satisfy the terms and conditions of the leases, which is based in part upon the overall financial condition of Wherehouse. Wherehouse has reported operating losses of $11.2 million and $20.6 million for the three and six months ended July 31, 2002 and $8.8 million and $15.9 million for the three and six months ended July 31, 2001, respectively. If Wherehouse defaults, related payments are expected to be funded from operating cash flows.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. We had $600.0 million of available borrowing capacity under the long-term revolver at September 30, 2002. In addition, during the second and third quarters of 2002, we paid down $100.0 million under the term loan, leaving an outstanding balance of $500.0 million at September 30, 2002. The reduction of the banks’ commitment under the long-term revolver and the payments made under the term loan effectively reduced the borrowing capacity under the credit agreement to $1.1 billion. We have the ability with this available borrowing capacity to extend the maturities of the current portion of our term loan.

We continue to review our financing arrangements and to pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at September 30, 2002 for borrowings under the credit agreement was 5.7%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2002).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2002, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swaps qualify as fully effective cash-flow hedging instruments under SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At September 30, 2002, the fair value of the interest rate swaps was a liability of $9.9 million.

The following table sets forth our current portion of long-term debt and capital lease obligations:

	At December 31, 2001	At September 30, 2002
Current maturities of term loan, interest rate 5.7% at December 31, 2001 and September 30, 2002, respectively, due in quarterly installments beginning April 2002	$150.0	$250.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	6.4	5.5
Current maturities of all other debt obligations	1.4	3.1
Current maturities of capital lease obligations	23.6	23.4

Total current portion of long-term debt and capital lease obligations.	$181.4	$282.0

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At December 31, 2001	At September 30, 2002
Term loan, interest rate 5.7% at December 31, 2001 and September 30, 2002, respectively, due in quarterly installments beginning April 2002	$450.0	$250.0
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	8.4	3.9
Long-term portion of capital lease obligations	88.0	81.2

Total long-term debt and capital lease obligations, less current portion.	$546.4	$335.1

Consolidated Cash Flows

Operating Activities.    Net cash flows from operating activities increased $76.4 million, or 10.4%, from $731.9 million for the first nine months of 2001 to $808.3 million for the first nine months of 2002. The most significant reasons for the increase in cash flows from operating activities were the increase in net income before cumulative effect of change in accounting principle and a decrease in cash used in reducing accounts payable. Income before cumulative effect of change in accounting principle of $158.7 million for the first nine months of 2002 increased $43.3 million from the adjusted net income of $115.4 million for the first nine months of 2001. Adjusted net income for the first nine months of 2001 consists of the reported net loss of $235.8 million, adjusted by the exclusion of $226.0 million in special item charges, net of tax and adjusted for pre-SFAS 142 goodwill amortization, net of tax of $125.2 million. The $245.4 million difference in the decrease in accounts payable, from a $241.0 million decrease for 2001 to an increase of $4.4 million for 2002, is mainly due to the timing of payments. These increases were partially offset by an increase of $232.5 million in cash used in the change in merchandise inventories, primarily for the purchase of additional product associated with our increased focus on our retail movie and game business, and a decrease of $56.9 million in cash provided by the change in receivables. We expect our merchandise inventory to continue to be higher in 2002 versus comparable prior year periods in order to accommodate the anticipated continued growth in consumer demand for retail DVD and games, particularly in preparation for the anticipated increased demand during the fourth quarter.

Investing Activities.    Net cash used in investing activities increased $186.9 million from $615.9 million for the first nine months of 2001 to $802.8 million for the first nine months of 2002. This increase was due to a

$161.0 million increase in rental library purchases related to our store growth and to support our in-store subscription programs. Capital expenditures increased $16.8 million as we continue to update our store layout to support higher merchandise sales.

Financing Activities.    Net cash used in financing activities decreased $103.6 million, from $198.3 million used in the first nine months of 2001 to $94.7 million used in the first nine months of 2002. This decrease was primarily due to lower repayments on borrowings under our credit facility, as our outstanding balance and required payments were less in the first nine months of 2002 with net repayments of $100.0 million compared to net repayments of $172.0 million for the first nine months of 2001. Additionally, proceeds received from the exercise of stock options for the first nine months of 2002 were $37.5 million, as compared to proceeds of $9.0 million from the exercise of stock options in the first nine months of 2001.

Other Financial Measurements: Working Capital

At September 30, 2002, we had cash and cash equivalents of $111.2 million. Working capital, however, reflected a deficit of $450.9 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in our industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our expectations with respect to rental revenues and revenues generated from merchandise sales and our DIRECTV initiative; our expectations with respect to DVD retail margins; our planned marketing and merchandising initiatives and associated costs; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for films and games and other Blockbuster product and service offerings; the impact of competitor pricing and competitive product and service offerings; our ability to respond to changing consumer preferences and to effectively adjust our product mix and marketing initiatives; the effect of game platform cycles; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at September 30, 2002 were $500.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at September 30, 2002 for these borrowings was 5.7%.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR; however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would affect our annual interest expense by approximately $1.0 million.

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

Our operations outside the United States constituted 19.8% and 19.9% of our total revenues for the three and nine months ended September 30, 2002, respectively. Our operations in Europe constituted 10.1% and 10.2% of our total revenues for both the three and nine months ended September 30, 2002, respectively.

Item 4.    Controls and Procedures

Within 90 days prior to the date of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, a lawsuit was pending against Blockbuster in the United States District Court for the Western District of Texas that included federal antitrust and California state law claims regarding its revenue-sharing arrangements, and a similar lawsuit is also pending in California state court. Judgment was entered in the Texas case in favor of Blockbuster and the other defendants in July 2002. Plaintiffs have filed a notice of appeal to the Fifth Circuit Court of Appeals. In the California state court action, class certification has been denied, and the plaintiffs have appealed that ruling. The litigation in the California state court action is proceeding while the appeal is prosecuted. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and December 2001. These cases allege common law and statutory claims for fraud and deceptive practices and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 19 lawsuits pending, 18 of which are putative class action lawsuits. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases, which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 18 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in attorneys’ fees in connection with the settlement. Notices of appeal were filed by two different parties objecting to the settlement. In April 2001, an Illinois state court entered a provisional order, subject to further review and final determination, certifying plaintiff and defendant classes in order that putative class counsel in Illinois would have an opportunity to be heard regarding the national class settlement. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the Illinois complaint that was subject to the provisional certification order and a motion to compel arbitration as to some of the putative class members. In September 2002, the Illinois state court judge denied the motion to dismiss and refused to compel arbitration. Blockbuster has filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. In another Illinois case, on June 11, 2002, a federal judge dismissed the complaint due to the Texas settlement. On July 30, 2002, a California state judge ruled that the class claim allegations should be dismissed because of the Texas settlement. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself in any litigation.

Blockbuster is a defendant in four Canadian lawsuits filed by customers in Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; and Regina, Saskatchewan between July 2001 and July 2002 concerning extended viewing fee policies in Canada. These four cases allege similar claims as those alleged in the U.S. cases. All four cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

Item 5.    Other Information

During 2002, the Audit Committee of our Board of Directors has approved the engagement of PricewaterhouseCoopers LLP, our independent accountants, to perform non-audit services related to (i) tax planning and advisory services and tax compliance matters; (ii) international statutory audits; and (iii) evaluation of the adequacy of controls relating to information systems. The Audit Committee also approved the engagement of PricewaterhouseCoopers for consulting services regarding our point-of-sale system and customer relationship management. In October 2002, PricewaterhouseCoopers sold its global management consulting and information technology services business. As a result, these consulting services have been assigned and are no longer being performed by PricewaterhouseCoopers.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis. (4)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.

(b)  Reports on Form 8-K

On August 14, 2002, Blockbuster furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished under Item 9 of Form 8-K with respect to certifications of Blockbuster’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 14, 2002

CERTIFICATIONS

I, John F. Antioco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blockbuster Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John F. Antioco
John F. Antioco Chairman of the Board and Chief Executive Officer

I, Larry J. Zine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blockbuster Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Larry J. Zine
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis. (4)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.