Form 10-K
period 2002-12-31
BLOCKBUSTER INC
filed 2003-03-27
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15153

BLOCKBUSTER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1655102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was about $927,815,244, based on the closing price of $26.90 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 7, 2003, 35,669,228 shares of class A common stock, $.01 par value per share, and 144,000,000 shares of class B common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders of the registrant to be held during 2003 are incorporated by reference into Part III of this Form 10-K.

BLOCKBUSTER INC.

PART I

Item 1.     Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is the world’s leading provider of rentable home movies and video games, with over 8,500 stores in the United States, its territories and 28 other countries as of December 31, 2002. During 2002, in order to take advantage of increasing consumer interest in retail product, in particular DVDs, we capitalized on the consumer traffic generated by our rental business, as well as our expansive store base, to enhance our position in the retail market. In addition, during 2002, our rental business continued to grow, reflecting our ability also to take advantage of the growing popularity of the DVD format as a rental product. The growth in our rental business also reflects increased maximization of our investment in rental product through sales of previously rented product. Our strategy to capitalize on both rental and retail opportunities resulted in record revenues for 2002 of $5.57 billion.

INDUSTRY OVERVIEW

Domestic Home Video—Movies

Consumer Spending. According to estimates of Kagan World Media, a Primedia Company, consumer spending for at-home movie viewing in the United States increased from about $22.0 billion in 2001 to about $24.4 billion in 2002 and is projected to increase to about $36.2 billion by 2007. The U.S. retail home video industry, which includes the sale and rental of movies on DVD and videocassette, or VHS, represented about $22.3 billion of the $24.4 billion in revenues during 2002. The remainder of the revenues were generated by pay-per-view and other specialized cable and satellite services.

Of the estimated $22.3 billion in revenues generated by the U.S. retail home video industry during 2002, about $13.6 billion was generated by sales of movies and about $8.7 billion was generated by rentals of movies. This compared to about $11.8 billion that was generated by sales of movies and about $8.5 billion that was generated by rentals of movies during 2001. The increased sales of movies reflects the generally lower pricing for DVDs discussed below under “—Studio Pricing to Home Video Retailers.” The lower pricing has given consumers the option to purchase DVDs instead of, or in addition to, renting them and has enabled consumers to build libraries of classic movies and personal favorites.

Although, according to Kagan estimates, movie sales increased during 2002, rental transactions continued to exceed sales transactions, with rentals representing approximately 75.7% of total transactions and sales representing approximately 24.3% of total transactions. We believe rentals continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and because they provide consumers who are contemplating a purchase with an inexpensive opportunity to view a title prior to making a purchasing decision. In addition, we believe that the increasing market penetration of the DVD format beyond the typically more affluent early adopters will also continue to drive rental transactions due to the economic value associated with a rental. According to Kagan estimates, the number of U.S. DVD households increased from 24% of U.S. television households in 2001 to nearly 37% of U.S. television households by the end of 2002. Kagan projects that this will increase to over 57% of U.S. television households by the end of 2004 and to over 73% of U.S. television households by the end of 2007.

Kagan projects that the U.S. retail home video industry will decline somewhat as a percentage of overall consumer spending for at-home movie viewing; however, we believe that the DVD and VHS formats continue to be a preferred medium for at-home movie viewing. In particular, we believe that the DVD format will drive continued growth in the industry due to (i) its superior sound and picture quality and (ii) the additional home viewing features that it offers such as outtakes, director commentary, multiple language tracks and the ability to skip directly to scenes, rather than fast-forwarding and rewinding. We believe growth in the industry will also be driven by the increasing popularity of in-home theater systems and related enhanced viewing and sound capabilities.

Studio Release Schedule to Home Video Retailers. A competitive advantage that the U.S. retail home video industry currently enjoys over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” As discussed below under “—Movie Studio Dependence on the Retail Home Video Industry,” the retail home video industry is a critical source of revenue to U.S. movie studios. In order to maximize this revenue, studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has traditionally ranged from about 45 to 60 days for video retailers in the United States. Thereafter, movies are made sequentially available to television distribution channels.

Studio Pricing to Home Video Retailers. Studio pricing for movies that are released to home video retailers has historically been based on a studio’s decision to promote a movie either for (i) simultaneous sale and rental to the consumer at the beginning of the retail home video distribution window or (ii) primarily for rental at the beginning of the retail home video distribution window.

•	Sell-Through Pricing. Studios currently release substantially all DVD titles and an increasing percentage of VHS titles at what are commonly referred to as “sell-through” prices. Studios will release a movie title that is to be initially promoted for simultaneous sale and rental at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This sell-through pricing not only facilitates sales to consumers, it also facilitates the ability of a video retailer to purchase sufficient quantities of a title to satisfy consumer rental demand.

•	Rental Pricing. Prior to the significant growth in the sell-through priced DVD format, studios typically promoted a significant portion of their VHS movie titles primarily for rental at the beginning of the retail home video distribution window. Studios will release a title that is to be promoted primarily for rental at a price to the home video retailer that is too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. As rental demand subsides, a studio will reduce pricing in order to then allow for reasonably priced sales to consumers. The initial period during which a movie is released with higher pricing is commonly referred to as the “rental window.” There has generally not been a rental window for DVDs. Although the studios have continued to release some VHS movies with a rental window, the fact that studios are releasing sell-through priced DVDs at the same time that they are releasing the same movies on VHS has reduced the significance of the rental window and has led to the increased sell-through pricing for VHS movies.

We believe that the studios’ promotion of DVDs for simultaneous sale and rental from the beginning of the retail home video distribution window has served to accelerate consumer interest in the format. However, it has also served to increase competition from mass merchant retailers, as discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Could Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.”

International Home Video—Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, the laws of some countries currently allow studios to charge home video retailers more for VHS and DVD rental product than for sell-through product, which could serve to increase competition from mass merchant retailers. The potential impact of studio pricing decisions is discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Could Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.”

Movie Studio Dependence on the Retail Home Video Industry

Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. According to Kagan estimates, the retail home video industry, which includes DVD and VHS sales and rentals, is the largest source of U.S. revenue to U.S. movie studios.

We believe that sales and rentals by home video retailers will continue to be a key source of revenues for the studios. In addition, we believe that rentals provide particular benefits to the studios, as video rental stores acquire and rent movies that did not generate significant revenues in the theatrical box office, thus providing the movie studios with a reliable source of revenue for movies that would not be as popular for purchase. We believe that consumers are more likely to view movies that were not box office hits through a rental than through most other post-theatrical distribution channels because

•	video rental stores provide a convenient opportunity to browse and make an impulse choice among a very broad selection of movie titles;

•	the relatively low cost of a movie rental encourages consumers to rent movies they might not pay to view at a theater or desire to own; and

•	to the extent a consumer is considering purchasing a title, renting offers the consumer a low cost opportunity to view a movie prior to making a purchasing decision.

Retail Home Video Game Industry

The retail home video game industry has traditionally been affected by changing technology, short hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. This pattern has been evidenced over the last three years. According to VSDA/VidTrac, domestic game rental revenues grew only 4.3% in 2000 and declined 31.0% in 2001, reflecting the impact of shortages of Sony PlayStation 2 hardware upon its release in the fourth quarter of 2000 and delayed launches of the Nintendo GameCube and Microsoft Xbox hardware platforms to the fourth quarter of 2001. According to VSDA/VidTrac, domestic game rental revenues increased 13.9% in 2002, reflecting the impact of increased penetration of the new game platforms. According to The NPD Group, total U.S. retail sales of video game hardware, software and accessories increased 10%, and video game software sales alone grew 21% from 2001 to 2002. We believe the game rental industry plays an important role in the video game cycle, due in part to the relatively high purchase prices for games software. Video games typically generate most of their rental revenue during the first twelve months after their release. We believe that during this time period, the difference between the retail price and the rental price of a new video game is typically high enough to make rentals an attractive alternative for customers.

OUR BUSINESS

General

Blockbuster is the world’s leading provider of rentable home movies and video games, with over 8,500 stores in the United States, its territories and 28 other countries as of December 31, 2002. According to research conducted for Blockbuster by Burke, Inc., our BLOCKBUSTER brand achieves nearly 100% recognition with active movie renters in the United States. This brand recognition and leading market position have allowed us to create one of the strongest entertainment franchises in the United States. During 2002, we achieved record revenues of $5.57 billion. Of these revenues, 78.9% were generated in the United States and 21.1% were generated outside of the United States. The year 2002 also represented the fifth consecutive year of growth in our same-store revenues.

During 2002, we continued to position Blockbuster as the complete and most convenient source for movies and games, whether for rental or for purchase, or for new or previously rented product. We increased our focus on the sale of new movies and games in order to complement our rental offering and thereby take advantage of the significant opportunities for incremental growth that are presented by the increasing consumer interest in purchasing product, in particular DVDs. Our increased focus on product sales was also designed to encourage consumers to frequent our business by providing them with more home video entertainment options than can be provided by the typical mass merchant retailer that only offers a purchase opportunity.

As part of our increased focus on product sales, we expanded our selection of movies and games software for sale. In particular, we capitalized on increased consumer interest in purchasing DVDs, through aggressive merchandising, and continued to increase our DVD merchandise as a percentage of our total movies merchandise. We also continued to expand our video games department to include a more comprehensive assortment of games for sale, as well as games accessories. During 2002, we rented and sold video games for use with Sony PlayStation and PlayStation 2, Nintendo 64, Microsoft Xbox, Nintendo GameCube and Game Boy Advance.

The range of home video entertainment options that we are able to offer, in combination with our expansive store base, allows us to offer a combination of convenience and promotional activity that cannot be provided by a mass merchant retailer that offers retail alone. For example, we have the ability to offer promotions that combine movie rentals with sales of popular retail titles, which serves to drive both rental and retail traffic. During 2002, we offered movie “pre-sales,” which offered customers who purchased a multi-week rental card a free copy of a specified movie that was yet to be released on DVD or VHS. We also introduced “Rent it! Like it! Buy it!™” a program designed to increase customer satisfaction with their purchases by offering a low cost alternative to view a movie prior to making a purchasing decision. Our rental business also enables us to sell previously rented product, which provides our customers with a lower-cost purchasing alternative.

As a result of our business initiatives during 2002, our revenues from movie and game sales increased 75.8% from 2001 to 2002. In addition, our rental revenues continued to grow, increasing 3.4% over 2001. Reflecting our increased focus on DVDs and games, DVD rental revenues increased from 18.5% of our total rental revenues in 2001 to 39.0% of our total rental revenues in 2002, and game rental revenues increased from 10.6% of our total rental revenues in 2001 to 11.9% of our total rental revenues in 2002.

During 2002, due to the additional flexibility that we have under our more recent purchasing arrangements with studios with respect to the disposition of rental product, we also increased our sales of previously rented movies. As a result, rental revenues generated by the eventual sale of previously rented movies increased 33.1%, which we believe reflects:

•	consumer interest in the value that we can offer by selling previously rented movies; and

•	our resulting ability to maximize our investment in rental product.

This also reflects increased sales of previously rented DVDs, which we are able to sell at a higher price point than previously rented VHS movies because of the popularity and durability of the format.

Stores and Store Operations

Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated and franchised stores. We seek to place stores in locations that are convenient and visible to the public. We also generally seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive customer transaction and real estate databases to maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the size and formats of our existing stores are optimal for their location and may adjust the size of, or relocate, existing stores as conditions require. Our franchise program provides us with an additional avenue for expanding our consumer reach. Outside the United States, in 2003, we plan to open most of our new company-operated stores in markets in which we already have a significant presence.

Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, psychographics, customer concentration levels and competition. We use our extensive real estate database and customer transaction database to continuously monitor market conditions and select strategic store locations.

Store Development. During 2002, we opened or purchased 630 company-operated stores (including 222 in the United States and 408 outside the United States). In December 2002, we purchased the 51% interest that we did not already own in our joint venture in Italy. As a result, the international store purchase number includes 165 stores that were previously operated by our joint venture in Italy. These stores were previously included in our franchise and joint venture category. During 2002, we also sold or closed 135 company-operated stores (including 97 in the United States and 38 outside the United States), for a net addition of 495 company-operated stores worldwide. We also opened or purchased 260 franchised stores (including 88 in the United States and 172 outside the United States) and closed, sold or transferred 191 franchised or joint venture stores (including 21 in the United States and 170 outside the United States, including the 165 stores previously operated by our joint venture in Italy), for a net addition of 69 franchised stores worldwide. Overall, on a worldwide basis, we had a net addition of 564 stores.

Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours generally from 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores may vary depending on the franchise but, generally, the franchisees follow the store hours of our company-operated stores. Our U.S. stores employ an average of 14 people, including one store manager and one assistant store manager. International store operations vary by country.

Store Locations. At December 31, 2002, in the United States and its territories, we operated 4,518 stores and our franchisees operated 1,048 stores. The following map sets forth the number of domestic stores we operated, including stores operated by our franchisees, as of December 31, 2002.

At December 31, 2002, outside of the United States, we operated 2,389 stores, including 72 specialty games stores operating under the name Gamestation that we acquired in October 2002. In addition, our franchisees operated 590 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of December 31, 2002:

COUNTRY (1)	Number of Company-Operated Stores	Number of Franchised Stores	Total(1)(2)
Great Britain(3)	779	—	779
Canada	389	—	389
Australia	122	237	359
Mexico	277	6	283
Italy	165	40	205
Ireland (Republic) and Northern Ireland	203	—	203
Taiwan	89	30	119
Spain	108	8	116
Brazil	—	97	97
Argentina	83	1	84
Chile	74	—	74
Denmark	72	—	72
New Zealand	—	28	28
China (Hong Kong)	24	—	24
Thailand	—	23	23
Portugal	—	18	18
Colombia	—	18	18
Venezuela	—	14	14
Israel	—	14	14
Dominican Republic	—	13	13
Panama	—	12	12
Peru	—	12	12
El Salvador	—	8	8
Ecuador	—	5	5
Guatemala	—	5	5
Uruguay	3	—	3
Costa Rica	—	1	1
Norway	1	—	1

International Store Total	2,389	590	2,979

(1)	This does not include non-operating stores that are leased or owned.
(2)	In addition to the stores listed in the chart, as of December 31, 2002, there were 120 video vending machines in Great Britain and Spain.
(3)	Includes 72 Gamestation stores.

Marketing and Advertising

We design our marketing and advertising campaigns to take advantage of opportunities in the marketplace and thereby maximize our marketing and advertising expenditures. We obtain information from our customer transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

•	our market share in the relevant market;

•	our level of store development and brand awareness relative to our competitors within the relevant market;

•	our evaluation of new industry trends;

•	local demographics; and

•	other local competitive issues.

This enables us to focus our resources in areas that generate the best return on investment.

Our large store base and leading brand awareness allow us to implement programs and promotions such as BLOCKBUSTER Rewards, BLOCKBUSTER Giftcards, cross-promotional marketing programs and national promotional events.

During 2002, we capitalized on our ability to offer promotions that combine movie rentals with sales of popular retail titles, thereby providing an alternative to the offerings that could be provided by a mass merchant retailer. For example, as discussed under “—General” above, we offered movie “pre-sales” and introduced our “Rent it! Like it! Buy it!” program. During 2002, we also offered promotions such as rental passes and movie bundles. Customers who purchased a rental pass could rent an unlimited number of specified items during the term of the pass, subject to a limit on the number of items that could be taken at one time. The movie bundle allowed customers to rent multiple movies for one price.

Worldwide, in the year ended December 31, 2002, we incurred $249.2 million in advertising expenses, which includes $203.3 million in the United States and $45.9 million outside of the United States. In addition, some of our business alliances, including some of those with the studios, allow us to direct a significant amount of their home video advertising expenditures. During 2002, studios significantly increased their spending to advertise new DVD releases. We expect this trend to continue in 2003, which should allow us to decrease our advertising expenditures. In addition, as discussed under “—Management Information Systems” below, we have recently completed a two-year effort to enhance our customer relationship management, or CRM, capabilities through the development of a fully integrated, comprehensive customer database and related CRM tools. We intend to use our enhanced capabilities to reduce our marketing spend by more effectively and efficiently using our customer transaction database for direct, one-to-one marketing activities.

International Operations

We are the leading international provider of rentable movies and video games. As of December 31, 2002, we had 2,979 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 28 markets outside of the United States. Of these stores, 590 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION brand name due to its strong local brand awareness. In 2002, 21.1% of our worldwide revenues were generated outside the United States, compared to 20.0% in 2001 and 19.3% in 2000. Additional information regarding our revenues and long-lived assets by geographic area is included in Note 15 to our consolidated financial statements.

During 2002, our international operating results continued to grow, with every country accomplishing same-store revenues growth and Mexico and Ireland accomplishing double digit or near double digit same-store revenues growth. We also continued to expand our international presence. In October 2002, we acquired Games Station Limited, the second largest games retailer in the United Kingdom, which operates under the brand name Gamestation. Our Gamestation stores offer games trading in addition to traditional retailing. In addition, in December 2002, we purchased the 51% interest that we did not already own in our joint venture in Italy. This resulted in the addition of 165 company-operated stores and a corresponding reduction in our joint venture stores. During 2002, we also expanded our operations into the Dominican Republic and Norway.

Our global presence allows us to capitalize on opportunities worldwide, as we continue to extend our U.S. concepts to our international markets and vice versa. We believe this gives us an advantage over competitors that are solely dependent on their domestic business. For example, we have the opportunity to use our knowledge and experience from Gamestation in our markets around the world, including in the United States.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations; (ii) marketing; and (iii) the purchase, supply and distribution of each store’s products.

Franchised Operations

We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2002, our franchisees operated 1,048 stores in the United States and 590 stores outside the United States. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. The typical franchise agreement is a long-term agreement that governs the operations of the store. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, we provide optional programs and product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. Each franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises or that any new franchisees will be able to obtain desirable locations and acceptable leases.

Blockbuster.com

Our primary focus for our web site, blockbuster.com, is to support our stores and drive store revenues through promotional offers by means of features such as:

•	information about movies and games;

•	promotion of in-store special offers; and

•	suggestions of movies based upon a customer’s evaluation of selected movies.

Suppliers and Purchasing Arrangements

We currently purchase most DVDs for our U.S. company-operated stores directly from the studios on a title-by-title basis through purchase orders. In addition, we continue to increase the percentage of our VHS product that we purchase in this manner. This is in contrast to our historical method for purchasing most VHS rental product through “revenue-sharing” arrangements. The increase in sell-through priced DVDs as a percentage of our product mix has decreased the significance of VHS, VHS revenue-sharing arrangements and the VHS rental window.

Prior to the significant growth in the sell-through priced DVD format, our VHS “revenue-sharing” arrangements required us to purchase a minimum quantity of most titles released by the studios. This was in exchange for minimal fixed payments by us and a share of our rental revenue from the product for a specified period of time. Revenue-sharing was significant due to the otherwise relatively high wholesale prices for VHS rental product, which made it difficult for home video retailers to purchase enough copies of these movies to satisfy consumer rental demand. The lower sell-through pricing for DVD product has enabled us to acquire significant quantities of product with or without revenue-sharing.

We continue to acquire some VHS titles under revenue-sharing arrangements. For these titles, we share an agreed upon percentage of our U.S. VHS rental revenues with a studio for a limited period of time with generally more flexible terms overall than we experienced with prior revenue-sharing arrangements. In addition to this revenue-sharing component, each arrangement also provides for the method of disposition of the product at the conclusion of the rental period. We also obtain some DVD titles through revenue-sharing arrangements that allow us to share with a studio the up-front cost for the titles in exchange for the studio’s receipt of a share of our rental revenues from the product for a specified period of time. We continue to assess our various arrangements with the studios, and future arrangements could result in other changes in the DVD business model.

As in the United States, in our international markets, we purchase our movies on a title-by-title basis through purchase orders or through revenue-sharing or copy-depth arrangements. In addition, we acquire product through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. Our purchasing arrangements vary by country depending on factors such as the availability of the rental window and the availability of revenue-sharing arrangements.

We purchase video game hardware and software, as well as VCRs, DVD players and other complementary products, from a variety of suppliers.

We require each franchisee to comply with guidelines that set forth the minimum amount and selection of movies to be kept in its store’s inventory. Franchisees typically obtain movies from their own suppliers and are also responsible for obtaining some of the other complementary products from their own suppliers. However, if we have purchased the distribution rights to a movie or if a franchisee participates with us under our revenue-sharing arrangements, the franchisee may obtain the applicable product from us.

Distribution and Inventory Management

We receive substantially all of our movies and video games at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly released movies to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores.

We believe our distribution center gives us a significant advantage over our competitors that use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports all of our company-operated stores in the United States and operates six days a week, 24 hours a day. As of December 31, 2002, we employed about 900 employees at our distribution center.

Franchisees generally obtain their products directly from their suppliers, except for some accessories and supplies and movies for which we have exclusive distribution rights, which domestic franchisees receive from our distribution center. In our international markets, our stores generally receive rental product directly from the studios. Retail product is generally distributed through a central warehouse for the market or through a third-party distributor.

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

Most of our stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with a data center located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the customer transaction database.

We have recently completed a two-year effort to enhance our customer relationship management, or CRM, capabilities through the development of a fully integrated, comprehensive customer database and related CRM tools. The objective of this initiative is to better understand individual consumer home entertainment behaviors and needs in order to enhance the customer experience and establish and grow profitable relationships through targeted marketing efforts. The solution consists of a large database of customer and store level transaction information that can be used to analyze and predict consumer home entertainment behavior, an application to facilitate multi-channel communications such as direct mail and email with our customers, and an extensive reporting system for measuring the effectiveness of marketing campaigns. With this new functionality, we hope to fully take advantage of the rich customer data that is generated from our business.

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (a) video stores and other retailers that rent or sell movies and/or games and (b) providers of direct delivery home viewing entertainment.

Competition with Video Stores and Other Retailers that Rent or Sell Movies and/or Games. These retailers include, among others:

•	local, regional and national video and game stores;

•	mass merchant retailers, such as Wal-Mart, Best-Buy and Target;

•	toy and entertainment retailers;

•	supermarkets, pharmacies and convenience stores; and

•	Internet sites.

We believe that the principal factors we face in competing with video stores and other retailers that rent or sell movies and/or games are:

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	pricing; and

•	customer service.

As discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Could Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability,” the studios’ promotion of DVDs for simultaneous sale and rental has served to increase competition from mass merchant retailers.

Competition with Providers of Direct Delivery Home Viewing Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television, as well as Internet content providers. We believe that a competitive risk to our video store business comes from direct broadcast satellite, digital cable television, and high-speed Internet access. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Some digital cable providers and a limited number of Internet content providers have also implemented technology referred to as “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. The risks associated with this competition are discussed further under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—We Cannot Predict the Impact That Advances in Services and Technologies or Changes in Consumer Behavior Facilitated by These Advances May Have on Our Business.”

Other Competition. We also compete against the illegal duplication and sale of movies and video games. In addition, we compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) consumers’ existing personal movie libraries; (iv) programs recorded with personal video recorders, which have capabilities such as the ability to create a customized television line-up for automatic recording; (v) live theater; and (vi) sporting events.

We cannot assure you that competing pressures we face will not have a material adverse effect on our company.

Regulation

Domestic Regulation

We are subject to various federal, state and local laws that govern the access and use of our video stores by disabled people and the disclosure and retention of customer records, including laws pertaining to the use of our customer transaction database. We also must comply with various regulations affecting our business, including state and local advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, environmental, health and safety, minimum wage and other labor and employment regulations.

We are also subject to the Federal Trade Commission’s Trade Regulation Rule entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” and state laws and regulations that govern the offer and sale of franchises and franchise relationships. If we want to offer and sell a franchise, we are required to furnish to each prospective franchisee a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require us to comply with registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state’s laws, prior to the offer or sale of the franchise. We intend to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulates the offer and sale of franchises, we will be unable to offer and sell franchises in that state.

We are required to update our franchise offering circular annually, as well as to amend it during the course of the year, to reflect material changes regarding our franchise offering and to comply with changes in disclosure requirements. The occurrence of any such material changes may, from time to time, require us to stop offering and selling franchises until our franchise offering circular is updated and amended. We cannot assure you that our franchising program will not be adversely affected because compliance with applicable law necessitates that we cease offering and selling franchises in some states until our franchise offering circular is revised, updated and approved by the applicable authorities, or because of our failure to comply with existing or future franchise sales and disclosure laws.

We are also subject to a number of state laws and regulations that regulate some substantive aspects of the franchisor-franchisee relationship, including:

•	those governing the termination or non-renewal of a franchise agreement, such as requirements that:

(a)	“good cause” exist as a basis for such termination; and

(b)	a franchisee be given advance notice of, and a right to cure, a default prior to termination;

•	requirements that the franchisor deal with its franchisees in good faith;

•	prohibitions against interference with the right of free association among franchisees; and

•	those regulating discrimination among franchisees in charges, royalties or fees.

Compliance with federal and state franchise laws is costly and time-consuming, and we cannot assure you that we will not encounter difficulties or delays in this area or that we will not require significant capital for franchising activities.

International Regulation

We are subject to various international laws that govern the disclosure and retention of customer records. For example, the laws pertaining to the use of our customer transaction database in some markets outside of the United States are more restrictive than the relevant laws in the United States.

We must comply with various regulations affecting our business, including advertising, consumer protection, access or use for disabled customers, credit protection, franchising, licensing, zoning, land use, construction, environmental, health and safety, and labor and other employment regulations.

Similar to the United States, some foreign countries have franchise registration and disclosure laws affecting the offer and sale of franchises within their borders and to their citizens. They are often not as extensive and onerous as U.S. laws and regulations. However, as in the United States, failure to comply with such laws could limit or preclude our ability to expand in those countries through franchising.

Historical Information

Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom Inc. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and one-half period prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. Blockbuster Inc., an indirect subsidiary of Viacom, was incorporated under a different name on October 16, 1989 in Delaware. As of March 7, 2003, Viacom, through its ownership of 466,800 shares of our class A common stock and 144 million shares of our class B common stock, owned common stock representing about 80.4% of our equity value and about 95.3% of the combined voting power of our outstanding common stock.

Intellectual Property

We own existing registrations, and/or have pending applications with respect to various trademarks, trade names and service marks worldwide, including, among others, BLOCKBUSTER®, BLOCKBUSTER VIDEO®, BLOCKBUSTER FAVORITES®, BLOCKBUSTER GIFTCARD®, BLOCKBUSTER GIFTCARDS®,

BLOCKBUSTER REWARDS®, blockbuster.com®, THE GIFT OF ENTERTAINMENT®, KIDPRINT®, MAKE IT A BLOCKBUSTER NIGHT®, QUIK DROP®, XTRA-VISION®, GAMESTATION®, our Torn Ticket design logo in blue and yellow and in black and white, and the blue and yellow awning outside our stores. In addition, we own the rights to the “blockbuster.com” domain name, among other domain names worldwide. We consider our intellectual property rights to be among our most valuable assets.

In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent, or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. This right is commonly referred to as a “rental right.” The first sale doctrine does not exist in many countries outside the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, the right to rent a home video is obtained through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement, and studios may charge home video retailers more for VHS and DVD rental product than for sell-through product. This is commonly referred to as “two-tiered pricing.” The risk of changes in U.S. and international copyright laws is discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry, and Changes in U.S. or International Laws May Adversely Affect Us.”

Seasonality

There is a distinct seasonal pattern to the home video and video games business, with particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs.

Employees

As of December 31, 2002, we employed about 85,200 persons, including about 59,700 within the United States and about 25,500 outside of the United States. Of the total number of U.S. employees, about 21,100 were full-time, about 37,700 were part-time, and about 900 were seasonal employees. We believe that our employee relations are good.

Executive Officers of the Registrant

The following information regarding our executive officers is as of March 7, 2003.

Name	Age	Position
John F. Antioco	53	Chairman of the Board of Directors and Chief Executive Officer
Frank G. Paci	45	Executive Vice President, Finance, Strategic Planning and Development
Michael K. Roemer	54	Executive Vice President and Chief Operations Officer, North America Operations
Nicholas P. Shepherd	44	Executive Vice President, Merchandising and Chief Concept Officer
Edward B. Stead	56	Executive Vice President, General Counsel, and Executive Vice President Business Development
Nigel Travis	53	President and Chief Operating Officer
Chris Wyatt	46	Executive Vice President and President, International
Larry J. Zine	48	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

John F. Antioco has served as our chairman of the board of directors and chief executive officer since 1997 and served as our president from 1997 until September 2001. From 1996 until 1997, Mr. Antioco served as president and chief executive officer for Taco Bell Corporation. Mr. Antioco serves as chairman of the board of directors of Main Street and Main Incorporated. Mr. Antioco is also a member of the board of governors of the Boys & Girls Clubs of America.

Frank G. Paci has served as our executive vice president, finance, strategic planning and development since January 2003 and served as our senior vice president, strategic planning and finance operations from October 2001 to January 2003. Mr. Paci also served as our senior vice president, strategy and planning from October 2000 to October 2001 and senior vice president international finance and worldwide mergers and acquisitions from April 2000 until October 2000. Mr. Paci served as senior vice president of international finance and administration from June 1999 to April 2000. From 1995 until 1998, Mr. Paci served as a vice president for Yum Brands, formerly known as Tricon and Pepsico, where Mr. Paci was vice president, strategic planning from 1997 to 1998 and vice president, nontraditional business for Pizza Hut from 1995 to 1997.

Michael K. Roemer has served as our executive vice president and chief operations officer, North America operations, since 2001 and served as our executive vice president and chief operations officer, USA store operations, from December 1999 until 2001. Mr. Roemer also served as our executive vice president, domestic video operations, from 1998 until 1999. From 1997 until 1998, Mr. Roemer served as our senior vice president, domestic video operations. From 1995 until 1997, Mr. Roemer served as an independent consultant for such major companies as Frito Lay, where he assisted with new product development, distribution and business process planning. Mr. Roemer serves on the board of governors for the Children’s Miracle Network.

Nicholas P. Shepherd has served as our executive vice president, merchandising and chief concept officer since October 2001 and served as our senior vice president and chief concept officer from April 2001 until September 2001. Mr. Shepherd, a British national, also served as our senior vice president, international, from 1998 until 2001 and as vice president and managing director of our U.K. business from 1995 until 1998.

Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our executive vice president business development, since September 2001. Mr. Stead served as our secretary from 1999 until 2002. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including senior vice president, general counsel and secretary.

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

Larry J. Zine has served as our executive vice president and chief financial officer since 1999 and as our chief administrative officer since September 2001. From 1996 until 1999, Mr. Zine served as chief financial officer for Petro Stopping Centers, L.P., where he was responsible for all operations. During 1999, Mr. Zine also served as president of Petro. Mr. Zine currently serves as a director of Petro and is also a member of the Board of Trustees for the National Urban League.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The address of our Internet website is www.blockbuster.com, and the Investor Relations section of the Blockbuster website may be accessed directly at http://investor.blockbuster.com. Through links on the Investor Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC.

Item 2.    Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 245,000 square feet of space leased pursuant to an agreement that expires on June 30, 2007. The distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina.

We have an office in Uxbridge, England that manages most of our international operations. We also have country head offices in Dublin, Ireland; Toronto, Canada; Melbourne, Australia; Taipei, Taiwan; Milan, Italy; and Mexico City, Mexico. In addition, for most countries in which we have company-operated stores, we maintain offices to manage our operations within that country.

We lease substantially all of our existing store sites. These leases generally have a term of five to fifteen years and provide options to renew for between five and fifteen additional years. We expect that most future stores will also occupy leased properties.

Item 3.    Legal Proceedings

In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. They asserted, among other things, that Blockbuster, Viacom, and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing, and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of Blockbuster and the other defendants. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster and the same defendants. In January 2002, the California court denied the plaintiffs’ request for class certification, and the plaintiffs have appealed that decision to a California appellate court. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania between February 1999 and August 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 18 lawsuits pending, 17 of which are putative class action lawsuits. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties have appealed to the Beaumont Court of Appeals objecting to the settlement and one of the appellants has also appealed the December 2002 orders. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration, but the appellate court sent the matter back to the trial court for further rulings. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state judge ruled in favor of Blockbuster and granted summary judgment on all claims in the one case pending that is not a putative class action. Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

Blockbuster is a defendant in four Canadian lawsuits filed by customers in Ontario, Quebec, British Columbia, and Saskatchewan between July 2001 and July 2002 concerning extended viewing fee policies in Canada. These four cases allege similar claims as those alleged in the U.S. cases. In February 2003, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The remaining two cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On December 31, 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. Blockbuster believes the plaintiff’s position is without merit and intends to vigorously defend itself.

On February 11, 2003, February 23, 2003, and March 18, 2003, John Reynolds, Eva Crescente, and James D. Connors, respectively, each filed a putative class action complaint in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster, John Antioco, and Nigel Travis are named as defendants in the three lawsuits. On February 14, 2003, Ronald A. Young filed a shareholder derivative action in the United States District Court for the Northern District of Texas naming John Antioco, Dean Wilson, Nigel Travis, Jim Notarnicola, Edward Stead, Mike Roemer, Nick Shepherd, Chris Wyatt, Larry Zine and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action, adds common law breach of fiduciary duties against the individual defendants, and extends the relevant time period back to February 12, 2002. On March 5, 2003, Elizabeth French filed a shareholder derivative action in the 160th Judicial District Court for Dallas County, Texas naming John Antioco, Ed Stead, Larry Zine and one other Blockbuster director who is also a director of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. Blockbuster’s responses have not yet been filed to these lawsuits. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

In December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records, under which Blockbuster agreed to conduct a self-audit and implement appropriate compensatory payments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters

The shares of Blockbuster class A common stock are listed and traded on the NYSE under the symbol “BBI.” The following table contains, for the periods indicated, the high and low sales prices per share of our class A common stock as reported on the NYSE composite tape and the cash dividends per share of our class A common stock:

	High	Low	Cash Dividends(1)
Year Ended December 31, 2001
Quarter Ended March 31, 2001	$15.10	$8.19	$0.02
Quarter Ended June 30, 2001	$22.00	$14.00	$0.02
Quarter Ended September 30, 2001	$23.15	$15.05	$0.02
Quarter Ended December 31, 2001	$28.66	$21.00	$0.02

Year Ended December 31, 2002
Quarter Ended March 31, 2002	$25.20	$17.39	$0.02
Quarter Ended June 30, 2002	$30.25	$21.90	$0.02
Quarter Ended September 30, 2002	$26.81	$17.25	$0.02
Quarter Ended December 31, 2002	$26.80	$11.80	$0.02

(1)	We have paid and currently intend to pay a quarterly dividend of $0.02 per share on our common stock. Our credit agreement limits our ability to pay dividends to $90 million, $115 million, $130 million, $145 million and $160 million in the first five years beginning in August 1999. Subject to these limitations, our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common stock on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors.

The number of holders of record of shares of our class A common stock as of March 7, 2003 was 290. Viacom currently owns all of the outstanding shares of our class B common stock and about 80.4% of the equity value of Blockbuster. The shares of our class B common stock are not listed nor traded on any stock exchange or other market.

Information regarding Blockbuster’s equity compensation plans is set forth in Item 12 in Part III of this 10-K, which information is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated historical financial and operating data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 1998 through 2002 are derived from our audited consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended or At December 31,
	1998(1)	1999	2000(2)	2001(3)	2002
	(In millions, except per share amounts and worldwide data)

Statement of Operations Data:
Revenues	$3,893.4	$4,463.5	$4,960.1	$5,156.7	$5,565.9
Operating income (loss)	$(359.2)	$121.7	$75.7	$(219.6)	$337.1
Income (loss) before cumulative effect of change in accounting principle	$(336.6)	$(69.2)	$(75.9)	$(240.3)	$189.4
Income (loss) per share before cumulative effect of change in accounting principle—basic(4)	$(2.34)	$(0.44)	$(0.43)	$(1.37)	$1.06
Income (loss) per share before cumulative effect of change in accounting principle—diluted(4)	$(2.34)	$(0.44)	$(0.43)	$(1.37)	$1.04
Cumulative effect of change in accounting principle(5)	$—	$—	$—	$—	$1,817.0
Net loss(5)	$(336.6)	$(69.2)	$(75.9)	$(240.3)	$(1,627.6)
Net loss per share—basic(4)(5)	$(2.34)	$(0.44)	$(0.43)	$(1.37)	$(9.11)
Net loss per share—diluted(4)(5)	$(2.34)	$(0.44)	$(0.43)	$(1.37)	$(8.96)
Dividends per share	$—	$0.02	$0.08	$0.08	$0.08
Weighted average shares outstanding—basic(4)	144.0	156.1	175.0	175.6	178.6
Weighted average shares outstanding—diluted(4)	144.0	156.1	175.0	175.6	181.6

Balance Sheet Data:
Cash and cash equivalents	$99.0	$119.6	$194.2	$200.2	$152.5
Total assets	$8,274.8	$8,540.8	$8,548.9	$7,752.4	$6,243.8
Long-term debt, including capital leases	$1,715.2	$1,138.4	$1,136.5	$546.4	$408.7
Stockholders’ equity	$5,637.9	$6,125.0	$6,008.4	$5,748.7	$4,167.0

(1)	During 1998, we changed our method of amortizing our videocassette and video game rental inventory. This change in method represented a more accelerated method of amortization. The adoption of this method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash charge of $424.3 million recognized in cost of rental revenues. Additionally, during 1998, we declared a $1.4 billion dividend payable to Viacom International Inc., in the form of an interest-bearing promissory note, which was paid off in 1999 with proceeds from long-term borrowings and is reflected in long-term debt and stockholders’ equity.
(2)	As described in Note 3 to our consolidated financial statements, we recognized a non-cash charge of $31.6 million in the fourth quarter of 2000, related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.
(3)	As described in Note 3 to our consolidated financial statements, in 2001 we recognized charges of $195.9 million in cost of sales, $54.5 million in incremental selling, general and administrative expenses, $2.6 million in depreciation expense and $1.9 million in equity in income (loss) of affiliated companies related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Additionally, as described in Note 4 to our consolidated financial statements, in 2001, we changed our accounting estimates related to our rental library. As a result of the changes in estimate, cost of rental revenues was $141.7 million higher during 2001 then it would have been under the previous method.
(4)	We were recapitalized to provide for class A common stock and class B common stock in 1999. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of the class B common stock has been retroactively reflected for the purposes of presenting historical net income (loss) per share for periods prior to the initial public offering.
(5)	During 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill by $1.82 billion, as discussed in Note 2 to our consolidated financial statements.

CAUTIONARY STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “expect,” “may,” “estimate,” “anticipate,” “will,” “believe,” “intend,” “plan,” “future,” “could,” and similar expressions and variations thereof. Similarly, statements that describe our objectives, plans or goals are forward-looking. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by our forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

CAUTIONARY STATEMENTS RELATING TO OUR VIDEO STORE BUSINESS

Our Video Business Could Lose a Competitive Advantage if the Movie Studios Were to Shorten or Eliminate the Retail Home Video “Distribution Window” or Otherwise Adversely Change Their Current Practices With Respect to the Timing of the Release of Movies to the Various Distribution Channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the retail home video “distribution window.” After the initial theatrical release of a movie, studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies but has traditionally ranged from 45 to 60 days for video retailers in the United States. Thereafter, movies are made sequentially available to television distribution channels.

Our business could be negatively affected if:

•	the video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the video retailer distribution windows were shortened; or

•	the video retailer distribution windows were no longer as exclusive as they are now,

because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the video retailer distribution window to view a newly released movie on these other distribution channels. According to Kagan, more movies are now being released to pay-per-view at the shorter end of the distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in, or support of, these types of services could impact their decisions with respect to the timing and exclusivity of the video retailer distribution window.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. However, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios.

Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Could Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.

As discussed in more detail under “Business—Industry Overview—Domestic Home Video—Movies,” studio pricing for movies that are released to home video retailers has historically been based on whether or not a studio desires to promote a movie either (i) for simultaneous sale and rental to the consumer at the beginning of the retail home video distribution window or (ii) primarily for rental at the beginning of the retail home video distribution window. Studios will release a movie title that is to be initially promoted for simultaneous sale and rental at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. Currently, substantially all DVDs are released by the studios at these lower “sell-through” prices. This is in contrast to the traditional pricing policy for VHS movies, a significant portion of which have historically been released by the studios at a price to the home video retailer that has been too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. The studios’ sell-through pricing for DVDs has led to increasing consumer interest in purchasing DVDs and increasing competition from retailers such as mass merchants and on-line retailers. This is because the sell-through pricing enables any home video retailer to sell titles on DVD at the same time as traditional home video retailers are offering the same titles on both DVD and VHS for rental. In addition, some retailers may choose to sell movies at reduced prices in order to increase overall traffic to their businesses, and mass merchants may be more willing to sell movies at reduced, or even below wholesale, prices because of the variety of their other inventory.

Although DVD sell-through pricing has led to increased consumer interest in purchasing DVDs and increased competition in the industry, we believe the increase in DVD purchases is due in part to consumer interest in building DVD libraries of classic movies and personal favorites. We therefore believe that the studios will remain dependent on the traditional home video retailer to generate revenues for the studios from the rental of titles that are not classics or current box office hits and that the importance of the video rental industry will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty. Further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors could result in increased consumer desire to purchase rather than rent movies and increased competition. In addition, the resulting growth in personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. In such event, our profitability could be negatively affected if we were unable to respond by (i) increasing our rental market share; (ii) replacing gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affecting gross profits through increased pricing, cost reductions or other actions. In addition, the extent of our profitability has been and will continue to be dependent on our ability to enter into arrangements with the studios that effectively balance copy depth and cost considerations.

If the Average Sales Price for Our Previously Rented Product is Not at or Above an Expected Price, Our Expected Gross Margins May Be Adversely Affected.

To achieve our expected revenues and gross margins, we need to sell our previously rented product at or above an expected price. In 2002, the increase in our same-store rental revenues was primarily driven by increased sales of previously rented product. If the average sales price of our previously rented product is not at or above our expected price, our revenues and gross margins may be adversely affected. At the same time, it is important that we maximize our overall rental stream through our allocation of store space. We may need to turn our inventory of previously rented product more quickly in the future in order to make room in our stores for additional DVDs or new initiatives. Therefore, we cannot assure you that in the future we will be able to sell, on average, our previously rented product at or above the expected price.

Other factors that could affect our ability to sell our previously rented product at expected prices include:

•	the extent of consumer interest in owning a particular movie or game; and

•	the amount of previously rented product available for sale by others to the public.

In addition, our sales of previously rented product, especially DVDs, compete with sales of newly released product that is priced for sell-through.

Our Financial Results Could be Adversely Affected if We Are Unable to Manage Our Increasing Retail Inventory Effectively.

Our purchasing decisions are influenced by many factors, including predictions of customer demand, gross margin considerations and supplier product return policies. The increase in our retail DVD and games inventory has increased our risks associated with inventory management, obsolescence and theft.

While much of our retail movie product is returnable to vendors, the increased investment in inventory necessary to capitalize on the growing retail market increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, our ability to return games inventory, which is prone to obsolescence risks because of the nature of the industry, is subject to negotiation with vendors. The prevalence of multiple game platforms may also make it more difficult for us to accurately predict customer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft. Our operating results could therefore suffer if we are not able to:

•	obtain or maintain favorable terms from our suppliers with respect to such matters as product returns;

•	maintain adequate copy depth to maintain customer satisfaction, while at the same time avoiding significant inventory excesses that could force us to sell product at a discount or loss; or

•	control shrinkage resulting from theft or loss.

We Are Dependent on the Introduction and Supply of New and Enhanced Game Platforms and Software to Attract and Retain Our Video Game Rental Customers.

The retail home video game industry has traditionally been a hit-driven business characterized by short product lifecycles and frequent introduction of new products. Historically, the lifecycle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Our video games business is therefore dependent on the introduction of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in introduction, slower than expected hardware or software shipments or any failure to obtain sufficient product from our suppliers on favorable terms could negatively affect our business or cause our results of operations to fluctuate from quarter to quarter.

We Cannot Predict the Impact That Advances in Service and Technologies or Changes in Consumer Behavior Facilitated by These Advances May Have on Our Business.

Advances in cable and satellite services and technologies such as video-on-demand, or certain changes in consumer behavior driven by these advances, could have a negative effect on our business. In particular, our business could be impacted if:

•	newly released movies are made widely available by the studios for distribution by the providers of these services and technologies at the same time or before they are made available to home video retailers for rental; and

•	these services and technologies are widely accepted by consumers.

The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals or sales. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented or purchased if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. In addition, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

Although pay-per-view does not allow the consumer to start, stop and rewind a movie, or fully control start times, the increased availability of channels has enabled direct broadcast satellite and digital cable providers to enhance their pay-per-view business by:

•	substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and

•	providing more frequent and convenient start times for the most popular movies.

If these enhanced pay-per-view services become more widely available and accepted, pay-per-view purchases could significantly increase. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. Although newly released movies are currently made available by the studios for rental and sale by home video retailers prior to being made available on a pay-per-view basis, increases in the size of the pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios perceive this to be a better way to maximize their revenue.

Our video store business may eventually have to compete with the widespread availability of video-on-demand and other technologies and services, which may reduce the demand for our products or otherwise negatively affect our business. Any method for delivering movies or games to the consumer that serves as an alternative to obtaining that content in our stores can impact our business. Examples of delivery methods that are currently available on a limited or test basis, but that could eventually impact our business, are “video-on-demand” and delivery by mail. In addition, technological advances with disposable DVDs and personal video recorders could impact our business.

Video-on-demand. Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as video-on-demand. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers are introducing subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast-forward, stop and rewind capabilities. In addition to being available from a small number of cable providers, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. We have previously tested an entertainment-on-demand service, which delivered video-on-demand to consumers’ television sets via digital subscriber lines and fiber optic connections, and we conduct similar tests from time to time. The future of video-on-demand services, including services provided by us, is uncertain, however. Video-on-demand could have a negative effect on our video store business if:

•	video-on-demand could be profitably provided at a reasonable price; and

•	newly released movies were made available at the same time, or before, they were made available to the home video retailers for rental.

Delivery by mail. Some companies, including us, offer consumers the ability to purchase or rent movies and games through the Internet, with delivery by mail. The convenience offered by this method of delivery could reduce the number of consumers who obtain product from our stores.

Disposable DVDs; personal video recorders. The technology exists for retailers to offer disposable DVDs, which would allow a consumer to view a DVD for an unlimited number of times during a specified period of time, at the end of which the DVD would become unplayable as a result of chemistry technology. Another technology that could have an effect on our video store business is the personal video recorder. A personal video recorder allows consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. This technology also enables consumers to pause, rewind, instant replay and playback in slow motion any live television broadcast. We cannot predict the impact that these technologies will have on our business.

Piracy of the Products We Offer May Adversely Affect Our Operations.

The development of the Internet and related technologies, including those that support internet-based “video-on-demand” and peer-to-peer file sharing, increase the threat of piracy by making it easier to duplicate and widely distribute pirated content. We cannot assure you that movie studios and others with rights in the product will take steps to enforce their rights against Internet piracy or that they will be successful in preventing the distribution of pirated content. Technological developments and advances of products such as at-home DVD burners also may increase piracy of movies and games. Increased piracy could negatively affect our revenues.

We Have Had Limited Experience With Our New Store and Customer Proposition Initiatives, and We Cannot Assure You When or If These or Future Initiatives Will Have a Positive Impact on Our Profitability.

We have implemented initiatives that are designed to enhance efficiency and customer convenience in our stores, and we are also continuing to test initiatives such as subscription-based rentals and trading concepts. The implementation of these and other similar initiatives in our stores may involve significant investments by us of time and money. Because we have limited experience with such new initiatives, we cannot assure you that they will be successful or profitable either over the short or long term, including success in retaining customers.

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

We May Be Required to Make Lease Payments Related to Blockbuster Music Stores That Were Sold to Wherehouse Entertainment Inc., Which is in Chapter 11 Bankruptcy.

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to us by Wherehouse in connection with its bankruptcy, we estimate that we are contingently liable for approximately $36.0 million. Of this amount, we have recorded a reserve of $18.7 million, which represents our estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, we do not currently expect to have to perform under the related guarantees. Any payments we are required to make under the guarantees in excess of our recorded reserve would negatively effect our results of operations.

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

We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry, and Changes in U.S. or International Laws May Adversely Affect Us.

Any finding that we have been, or are in, noncompliance with respect to the laws affecting our business could result in, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international, U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international, U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local advertising, consumer protection, licensing, zoning, land use, construction, environmental, health and safety, minimum wage and labor and other employment regulations. The international home video and video game industry varies from country to country due to, among other things, legal standards and regulations, such as those relating to foreign ownership rights, unauthorized copying, intellectual property rights, labor and employment matters, trade regulation and business practices, franchising and taxation, and format and technical standards. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

Changes in existing laws, including environmental and employment laws, adoption of new laws or increases in the minimum wage, may increase our costs or otherwise adversely affect us. For example, the repeal or limitation in the United States of the “first sale” doctrine, which is discussed above under “Item 1. Business—Our Business—Intellectual Property,” for audiovisual works or for computer software made for limited purpose computers (or the creation of a rental right vested in the copyright holder) would have an adverse impact in the U.S. on our rental business. In August 2001, the U.S. Copyright Office released its study on the first sale doctrine in the digital age and determined that no changes were warranted. Similarly, the adoption or expansion of laws in any other country to allow copyright owners to charge retailers more for rental product than for sell-through product could have an adverse impact on our rental business in that country.

Any Failure or Inadequacy of Our Information Technology Infrastructure Could Harm Our Business.

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the operation of our business. In connection with our growth and to avoid technology obsolescence and enable future cost savings and customer enhancements, we are continually updating our information technology infrastructure. In addition, we may add new features and functionality to our products, services or systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which include service interruptions, impaired quality or speed of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our systems also could result in these consequences. For example, for approximately fifteen years, we have been adding applications to our existing point-of-sale, or POS, system in order to add features and functionality relevant to our business, and we have not yet determined how we will approach updates or upgrades to this system in the future. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business.

Any Acquisitions We Make Involve a Degree of Risk.

We have in the past, and may in the future, engage in acquisitions to continue expansion of our domestic and international rental and retail presence in movies and games. Our acquisitions in fiscal 2002 included the purchase of all the capital stock of the second largest games retailer in the United Kingdom, the purchase of the 51% interest that we did not already own in our joint venture based in Italy, and asset purchases of video and game stores in the United States and in foreign countries. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of acquired businesses or concepts. Although we review and analyze assets or companies that we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition.

CAUTIONARY STATEMENTS RELATING TO OUR RELATIONSHIP WITH VIACOM

We Will Be Controlled by Viacom as Long as It Owns a Majority of the Combined Voting Power of Our Two Classes of Common Stock, and Our Other Stockholders Will Be Unable to Affect the Outcome of Stockholder Voting During This Time.

We are currently controlled by Viacom. We have two classes of common stock:

•	class A common stock, which entitles the holder to one vote per share; and

•	class B common stock, which entitles the holder to five votes per share,

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

•	the direction and policies of our company, including the election and removal of directors;

•	mergers or other business combinations involving us;

•	the acquisition or disposition of assets by us;

•	future issuances of our common stock or other securities;

•	the incurrence of debt by us;

•	the payment of dividends, if any, on our common stock; and

•	amendments to our certificate of incorporation and bylaws.

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

Because Viacom controls us and our business objectives may differ, there are potential conflicts of interest between Viacom and us regarding, among other things:

•	our past and ongoing relationship with Viacom, including, but not limited to, the acquisition of movies from Paramount Pictures Corporation, an indirect subsidiary of Viacom, Viacom’s control of our tax matters for years in which we are consolidated with Viacom for tax purposes and the agreements between Viacom and us that would apply in the event we are split off from Viacom;

•	potential competitive business activities; and

•	sales or distributions by Viacom of all or part of its ownership interest in our company.

We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive a more favorable resolution if we were dealing with someone who was not controlling us.

Four of Our Directors May Have Conflicts of Interest Because They Are Also Directors or Executive Officers of Viacom.

Two members of our board of directors are directors and executive officers of Viacom, one additional member is an executive officer of Viacom, and a fourth member is a director of Viacom. These directors have obligations to us as well as to Viacom and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. Our certificate of incorporation contains provisions designed to facilitate resolution of these potential conflicts, which we believe will assist our directors in fulfilling their fiduciary duties to our stockholders. These provisions do not, however, eliminate or limit the fiduciary duty of loyalty of our directors under applicable Delaware law. Subject to applicable Delaware law, stockholders in our company are deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve such conflicts between us and Viacom fairly, we cannot assure you that any conflicts will be so resolved.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars in millions)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

General

Blockbuster Inc. is the world’s leading provider of rentable home movies and video games, with over 8,500 stores in the United States, its territories and 28 other countries as of December 31, 2002. During 2002, in order to take advantage of increasing consumer interest in retail product, in particular DVDs, we capitalized on the consumer traffic generated by our rental business, as well as our expansive store base to enhance our position in the retail market. In addition, during 2002, our rental business continued to grow, reflecting our ability also to take advantage of the growing popularity of the DVD format as a rental product. The growth in our rental business also reflects increased maximization of our investment in rental product through sales of previously rented product. Our strategy to capitalize on both rental and retail opportunities resulted in revenues for 2002 of $5.57 billion, driven by growth in DVD and game revenues.

Consumer demand for DVDs continued to increase in 2002. According to estimates of Kagan World Media, a Primedia Company, the number of U.S. DVD households increased from 24% of U.S. television households in 2001 to nearly 37% of U.S. television households by the end of 2002, and U.S. DVD retail and rental revenues increased by 41% in 2002 from 2001. Reflecting this continuing growth trend in the DVD industry, our DVD rental revenues more than doubled in 2002 from 2001, representing 39.0% of our total rental revenues in 2002 as compared with 18.5% in 2001. The growth in the DVD industry has also resulted in increased competition from retailers such as mass merchant retailers. In particular, during the fourth quarter of 2002, our movie rental business was negatively impacted due to reductions in DVD pricing by mass merchant retailers during the 2002 holiday season. Despite this increased competition, our DVD rental margin in 2002 continued to be higher than our VHS rental margin.

The growth in the DVD industry was also reflected in growth in our overall movie merchandise sales. During 2002, we increased our focus on the sale of new movies to complement our rental offering and to accommodate the increased demand for retail product. As a result of this new focus, we expanded the selection in our stores for DVD. We also sought to take advantage of our ability to offer promotions that combine movie rentals with sales of popular retail titles, thereby providing an alternative to the offerings provided by a traditional retailer. As a result, our DVD merchandise sales more than doubled in 2002 from 2001. Overall, we expect our rental and retail DVD revenues to increase in 2003 compared with 2002.

The retail home video game industry has traditionally been affected by changing technology, short hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. Three new game platforms were introduced to the market in 2000 and 2001. The introduction of the new game platforms and games associated with the new game platforms began to have a positive impact on our game rental revenues in the fourth quarter of 2001 and continued during 2002. Our game rental revenues increased 15.6% from 2001 to 2002 and increased as a percentage of total rental revenues from 10.6% in 2001 to 11.9% in 2002. During 2002, we also increased our focus on the sale of games to complement our rental games business and to accommodate the increased demand for retail games. As a result of this new focus, we expanded the selection in our stores for video games. This led to an increase in our game merchandise sales, which more than quadrupled in 2002 from 2001.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the revenues generated by customer programs and incentives, revenues generated by multiple-element transactions, useful lives and residual values of our rental library, accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, income taxes, impairment of our goodwill, impairment of our long-lived assets other than goodwill and indefinite-lived identifiable intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our accounting policies are generally straightforward. We believe the following accounting policies, among others, require our more significant judgments and estimates.

Revenue Recognition

Rental revenues and merchandise sales are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, which we implemented in February 2000, a customer pays for the initial rental at the time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned. A provision for sales returns and allowances on our merchandise sales is estimated based on historical trends and recorded at the time of sale. Due to the nature of the products that we sell, sales returns and allowances are minimal.

During 2002, we offered various rental passes, which allowed customers to rent an unlimited number of specified items during the term of the pass, subject to a limit of the number of items that could be taken at one time. Items could be returned at any time during the term of the pass. We recognized rental revenues for these passes ratably over the term of the pass.

We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We analyze our historical redemption rates for similar award programs as a basis for the estimate of the rentals that will not be redeemed on a program-by-program basis. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amount deferred as revenue upon redemption. Revenue for estimated non-redemptions is generally recognized when the cards are sold. If the actual number of free rentals redeemed is significantly different than our estimate, an adjustment to the revenue recorded in a particular period may be required.

Blockbuster’s premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER Rewards program and earn free movie or video game rentals. The fee is recognized ratably as revenue over the membership period.

From time to time, we sell multiple goods and or services as a bundled package. We allocate revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognize revenue upon delivery or consummation of the separable earnings process attributable to each element.

Rental Library Amortization

We amortize the cost of our rental library, which includes VHS tapes, DVDs and video games, over periods ranging from three months to twelve months to an estimated residual value ranging from $2 to $5 per unit, according to the product category. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand may impact the carrying value of our rental library and our rental margins. For instance, during 2001 and 2002, consumers increased their rentals of DVDs, while their demand for VHS rental product declined. As a result, we shifted our product mix within our stores toward a much higher proportion of DVDs, while we reduced the proportion of VHS product. In addition, new game platforms significantly decreased consumer demand for games formatted for older game platforms. We also shifted our mix of game products by increasing the proportion of games made for newer game platforms and decreasing the proportion of games made for older game platforms. Accordingly, and as discussed in Notes 3 and 4 to our consolidated financial statements, we changed our estimates regarding useful lives and residual values for VHS products and game products in 2001, which resulted in increased amortization expense during 2001.

Merchandise Inventory

Our merchandise inventory is stated at the lower of cost or market. We include an allocation of costs incurred in our distribution center to prepare products for our stores in the cost of our merchandise inventory. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. During 2001 and 2002, our shrink has increased with the introduction and increased demand for DVD product and with our increased presence as a video game retailer. DVD and video game products are more susceptible to shrink due to their portability and popularity. We continue to design and implement controls at our stores to lower our shrink results, especially in relation to our DVD and video game products.

Tax Valuation Allowances

We record valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that our estimates regarding future taxable income, or the results of our tax planning strategies differ from actual results, we would adjust our deferred tax assets with an offsetting amount recorded to our income tax provision in the period such determination was made. The tax matters agreement dated August 16, 1999 between us and Viacom required us to surrender all or a portion of our United Kingdom tax loss carryovers generated by us to Viacom upon request without compensation. As noted below, and in Note 9 to our consolidated financial statements, during the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom could require us to surrender tax loss carryovers were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized in the future. In 2001, we determined because of our continued and projected profitability in Mexico that our net operating losses generated in the past in Mexico would more likely than not be utilized. Accordingly, during the fourth quarter of 2001, we reduced the valuation allowance related to our net operating loss carryforwards attributed to Mexico by $10.6 million.

Goodwill Impairment

Through December 31, 2001, our goodwill and intangible assets were stated at historical cost less accumulated amortization. We amortized goodwill on a straight-line basis over the estimated useful life of the goodwill, not exceeding 40 years; and identifiable intangibles, over the estimated life of the asset, not exceeding 20 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings but instead be tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a fair value test, as opposed to the undiscounted cash flow approach used by us to evaluate impairment under the previous guidance.

The initial adoption of SFAS 142 required us to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of our reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows as of the date of adoption. In the second step of the goodwill impairment test, we compared the implied fair value of goodwill, in accordance with the methodology prescribed by SFAS 142, to our net book value. As a result of performing the two-step test, we determined that our goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge has been recorded as a cumulative effect of change in accounting principle, net of tax, in our Consolidated Statements of Operations for the year ended December 31, 2002.

Subsequently, we performed our annual impairment test on October 31, 2002, which resulted in estimated fair values of each of our reportable units under SFAS 142 in excess of their net book values. As a result, we did not have any additional impairment under the provisions of SFAS 142 for 2002.

As stated above, SFAS 142 requires companies to test for goodwill impairment annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit’s carrying amount. In mid-December of 2002, we issued a press release stating that we would have lower than anticipated earnings for the quarter and the year due to softness in sales during the holiday season. In addition, the press release cited unanticipated competitive factors contributing to our earnings shortfall. As a result of this information, our stock price declined sharply. We believe these events are indicators or factors that would require a company to perform an interim goodwill impairment test in accordance with SFAS 142. As a result, we performed an interim impairment test on our goodwill balance as of December 31, 2002. This test resulted in estimated fair values of each of our reportable units under SFAS 142 in excess of their net book values. As a result, we did not have any additional impairment under the provisions of SFAS 142 for 2002.

We will perform our annual impairment test for 2003 on October 31, 2003, and on an interim date in 2003 should factors or indicators become apparent that would require an interim test. A significant downward revision in the estimated future cash flows could result in a material impairment of goodwill under SFAS 142.

Results of Operations

Consolidated Results

The following table sets forth consolidated results of operations and other financial data.

	Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Revenues	$4,960.1	$5,156.7	$5,565.9
Cost of sales	2,036.0	2,420.7	2,358.7

Gross profit	2,924.1	2,736.0	3,207.2
Operating expenses	2,848.4	2,955.6	2,870.1

Operating income (loss)	75.7	(219.6)	337.1
Interest expense	(116.5)	(78.2)	(49.5)
Interest income	7.3	6.1	4.1
Other items, net	1.7	(5.2)	2.9

Income (loss) before income taxes	(31.8)	(296.9)	294.6
Benefit (provision) for income taxes	(45.4)	56.1	(103.0)
Equity in income (loss) of affiliated companies, net of tax	1.3	0.5	(2.2)

Income (loss) before cumulative effect of change in accounting principle	(75.9)	(240.3)	189.4
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)

Net loss	$(75.9)	$(240.3)	$(1,627.6)

Cash Flow Data:
Cash flows from operating activities	$1,320.8	$1,395.1	$1,451.2
Cash flows used for investing activities	$(1,056.8)	$(945.2)	$(1,303.5)
Cash flows used in financing activities	$(187.2)	$(441.2)	$(199.2)

Other Data:
Depreciation	$279.0	$246.6	$232.1
Amortization of intangibles	$180.1	$177.1	$1.7

Margins:
Rental margin(1)	64.4%	57.7%	66.1%
Merchandise margin(2)	21.4%	18.9%	17.1%
Gross margin(3)	59.0%	53.1%	57.6%

Worldwide Store Data:
Same-store revenues increase(4)	5.6%	2.5%	5.1%
Company-operated stores at end of year	6,254	6,412	6,907
Franchised and joint venture stores at end of year	1,423	1,569	1,638
Total stores at end of year	7,677	7,981	8,545

(1)	Rental gross profit as a percentage of rental revenues.
(2)	Merchandise gross profit as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

2001 Change in Accounting Estimates for Rental Library and 2000 and 2001 Special Item Charges

During the third quarter of 2001, we began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVDs and other strategic product offerings. This plan was completed by December 31, 2001. We initiated this plan with the goal of optimizing our stores’ revenues and gross profit based on an evaluation of our product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. Based on our evaluation, and in connection with the resulting plan, we disposed of approximately 30% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center and certain games from our rental library in our stores. These activities resulted in non-cash charges of $184.1 million to cost of rental revenues and $11.8 million to cost of merchandise sold recorded in 2001, which reflected the net book value of the disposed library and inventory items, net of proceeds. We also recorded a charge of $26.9 million in incremental selling, general and administrative expenses during 2001, primarily related to (i) labor incurred during 2001 to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of our marketing and new media operations. During 2002, we reduced our estimate of severance charges by $2.5 million. As of December 31, 2002, $1.3 million remained as an accrual for severance related to this special item charge. Additionally, during 2001, we recorded charges of $2.6 million and $1.9 million ($1.1 million, net of tax) in depreciation expense related to the plan for the write-off of fixed assets and equity in income (loss) of affiliated companies for the adoption of a similar re-merchandising plan by one of our joint venture operations, respectively. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, as detailed in Note 4 to the consolidated financial statements, we changed the accounting estimates related to our VHS and game rental libraries, including residual values and useful lives. As a result of the changes in estimates, cost of sales was $141.7 million higher for the year ended December 31, 2001 than it would have been under the previous method.

Also during 2001, we recorded $27.6 million in selling, general and administrative expenses related to our wage and hour and extended viewing fee cases discussed in Note 10 to our consolidated financial statements. In connection with the dismissal of our wage and hour case, we reduced the initial accrual by $3.4 million in 2002. Our estimates of future costs are subject to change if and as circumstances change and additional information becomes available.

During the fourth quarter of 2000, we determined that the carrying value of certain hardware and capitalized software components of our former new media segment, primarily related to the e-commerce portion of blockbuster.com, exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, we recorded an impairment charge of approximately $31.6 million. This charge is included in depreciation expense in the Consolidated Statements of Operations for the year ended December 31, 2000.

As noted in the discussion above, 2000 and 2001 operating income was affected by one-time, primarily non-cash charges. A comparison of reported 2000 and 2001 operating income with reported prior years’ operating income is less meaningful as a result of these items. Management believes adjusting prior years to reflect the impact of excluding these non-cash charges provides a more meaningful comparison of operating income and is more useful in analyzing the underlying historical results and future trends. The following table shows the impact of the change in accounting estimates for rental library and special item charges for the years ended December 31,:

	2000	2001
Revenues	$—	$—
Cost of sales	—	337.6

Gross profit	$—	(337.6)
Operating expenses	31.6	57.1

Operating income (loss) and Income (loss) before income taxes	(31.6)	(394.7)
Benefit (provision) for income taxes	12.6	143.8
Equity in income (loss) of affiliated companies, net of tax	—	(1.1)

Net loss	$(19.0)	$(252.0)

Excluding the special item charges and the change in accounting estimates in 2000 and 2001, operating results would have been as follows for the years ended December 31,:

	2000	2001
Revenues	$4,960.1	$5,156.7
Cost of sales	2,036.0	2,083.1

Gross profit	2,924.1	3,073.6
Operating expenses	2,816.8	2,898.5

Operating income	$107.3	$175.1

Comparison of 2002 to 2001

Revenues. Revenues of $5,565.9 million in 2002 increased $409.2 million, or 7.9%, from $5,156.7 million in 2001. Of the 7.9% increase, 5.5% was attributable to merchandise sales and 2.8% was attributable to rental revenues. These increases were partially offset by a 0.4% decrease in other revenues. The increase in revenues was primarily due to an increase in worldwide same-store revenues of 5.1% and the net increase in the number of company-operated stores of 495 from December 31, 2001 to December 31, 2002. The increase in worldwide same-store revenues reflects a 4.9% increase in same-store revenues from our domestic operations and a 6.0% increase in same-store revenues from our international operations. The increase in domestic same-store revenues was primarily due to a 53.9% increase in same-store merchandise sales. The increase in same-store revenues from our international operations was primarily due to the the growth in DVD revenues and the impact of copy-depth programs in key international markets. These increases were partially offset by a $21.0 million decrease in other revenues, primarily attributable to a decrease in revenues associated with our DIRECTV initiative, reflecting a decrease in system sales.

Rental Revenues. Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our standard domestic rental policy, at the time the product is rented, a customer pays for the initial rental and, pursuant to the terms of our membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or purchased under the terms of the membership agreement.

In June 2002, we increased the initial rental period for movies and games other than certain newly released movies from five days to one week. In addition, we offered store-based subscription rental offers, or rental passes. The rental passes allowed customers to rent an unlimited number of items during the term of the pass, subject to a limit of the number of items that could be taken at one time. Items could be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees did not accrue on pass rentals during the pass term; however, if a customer kept an item beyond the pass term, the rental continued, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental was successively continued on such terms until such time as the item was returned or was purchased under the terms of our membership agreement. We continue to evaluate our store-based subscription offerings and anticipate offering rental passes again in 2003.

Rental revenues of $4,460.4 million in 2002 increased $145.7 million, or 3.4%, from $4,314.7 million in 2001. Of the increase, 1.7% was attributable to movie rental revenues and 1.7% was attributable to game rental revenues. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2001	Percent of Total	2002	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$3,057.8	70.9%	$2,190.1	49.1%
DVD Rental Revenues	799.1	18.5%	1,741.0	39.0%

Total Movie Rental Revenues	$3,856.9	89.4%	$3,931.1	88.1%
Game Rental Revenues	457.8	10.6%	529.3	11.9%

Total Rental Revenues	$4,314.7	100.0%	$4,460.4	100.0%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 495 and an increase in worldwide same-store rental revenues of 0.9%. The increase in worldwide same-store rental revenues reflects an increase in international same-store rental revenues of 3.3% and an increase in domestic same-store rental revenues of 0.4%. Our domestic operations represented 81.8% of our rental revenues in 2002, compared with 82.0% of our rental revenues in 2001.

The 0.9% increase in worldwide same-store rental revenues was primarily due to a 29.7% increase in same-store rental revenues from the eventual sale of previously rented product. This 29.7% increase was driven by increases in sales of previously rented DVDs and games, which were partially offset by a decrease in sales of previously rented VHS tapes. Overall, the additional transactions from the sale of previously rented DVDs more than offset the decrease in transactions from the sale of previously rented VHS tapes. The increase in previously rented DVD sales reflects the continued growth of DVDs as a percentage of our product mix, in response to increased consumer demand. The increase in previously rented DVD sales as a percentage of our product mix has also led to an increase in our average price on our previously rented movie sales, as previously rented DVD sales have a higher price on average than previously rented VHS sales because of the popularity and durability of the format. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenues and gross profit from our investment in rental library product. The increase in domestic same-store rental revenues also reflects a box office advantage between titles that became available during 2002 versus titles that became available during 2001.

Movie Rental Revenues. Movie rental revenues of $3,931.1 million in 2002 increased $74.2 million, or 1.9%, from $3,856.9 million in 2001. DVD rental revenues continued to increase as a percentage of total rental revenues from 18.5% in 2001 to 39.0% in 2002, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 70.9% in 2001 to 49.1% in 2002.

The increase in overall movie rental revenues was primarily due to a 33.1% increase in previously rented movie sales, which are included in rental revenues. This increase reflects (i) consumer interest in the value that we, unlike traditional retailers, can offer by selling previously rented movies; and (ii) our resulting ability to maximize the revenues and gross profit from our investment in rental library product. The increase in previously rented product sales also reflects the additional flexibility that we have under our more recent purchase arrangements to sell product earlier, which has resulted in increased sales volume and pricing for previously rented product. This increase was driven by a 175.6% increase in revenues generated by sales of previously rented DVDs, which was partially offset by an 8.4% decrease in revenues generated by sales of previously rented VHS tapes. The selling price for previously rented DVDs is higher on average than the selling price for previously rented VHS tapes. Therefore, the increase in previously rented DVD sales as a percentage of total previously rented movie sales also resulted in a higher average selling price on a combined DVD/VHS basis. We expect continued growth in rental revenues generated by the eventual sale of previously rented movies.

Game Rental Revenues. Game rental revenues of $529.3 million in 2002 increased $71.5 million, or 15.6%, from $457.8 million in 2001. The increase in game rental revenues was primarily due to (i) the increased availability of game software; (ii) increasing penetration of the Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox hardware platforms; (iii) our games in-store re-merchandising; and (iv) our increased focus on marketing games, including the sales of the Games Freedom Pass, a store-based subscription game rental offer that we offered during the summer of 2002. We expect continued growth in game rental revenues.

Merchandise Sales. Merchandise sales of $1,019.7 million in 2002 increased $284.5 million, or 38.7%, from $735.2 million in 2001. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2001	Percent of Total	2002	Percent of Total
Movie Sales:
VHS Sales	$167.9	22.9%	$128.8	12.6%
DVD Sales	178.8	24.3%	370.4	36.3%

Total Movie Sales	$346.7	47.2%	$499.2	48.9%
Game Sales	31.0	4.2%	164.7	16.2%
General Merchandise Sales	357.5	48.6%	355.8	34.9%

Total Merchandise Sales	$735.2	100.0%	$1,019.7	100.0%

As a percentage of total revenues, merchandise sales represented 18.3% of total revenues in 2002, compared with 14.3% of total revenues in 2001. The primary reasons for the increase in merchandise sales were the net increase in company-operated stores of 495 and a 32.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales reflects a 39.7% increase in domestic same-store merchandise sales and a 15.4% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD and game sales.

Movie Sales. Movie sales, which include sales of VHS tapes, DVDs, VCRs and DVD players, of $499.2 million in 2002 increased $152.5 million, or 44.0%, from $346.7 million in 2001. The increase in movie sales was primarily related to our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs, in 2002. As a result of this increased focus, we continued to expand the selection of DVDs in our stores. We also took advantage of our ability to offer promotions that combine movie rentals with sales of popular retail titles, thereby providing an alternative to the offerings provided by a retailer that only offers a purchase opportunity. This new focus led to an overall 31.4% increase in retail movie transactions in 2002 as compared with 2001. Additionally, the increase in DVD sales as a percentage of total movie sales led to a 5.9% increase in the average selling price of retail movies, as retail DVD sales have a higher average selling price than retail VHS sales. We expect our promotional activities, as well as the customer traffic generated by our rental business, to continue to drive increased movie sales.

Game Sales. Game sales, including sales of game hardware and software, of $164.7 million in 2002 increased $133.7 million, or 431.3%, from $31.0 million in 2001. This increase was driven by a 215.2% increase in retail game transactions and a 68.8% increase in retail games pricing, primarily due to the impact of the increasing penetration of the game hardware platforms. During 2002, we increased our focus on the sale of new games hardware and software to complement our rental offering and to accommodate increased demand for retail games. As a result of this increased focus, we expanded the selection in our stores for games hardware and software. The increase in game sales was primarily due to the increased availability of game software and increasing penetration of the Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox hardware platforms.

Cost of Sales. Cost of sales of $2,358.7 million in 2002 decreased $62.0 million from $2,420.7 million in 2001. Excluding the impact of the change in accounting estimates and special item charges of $337.6 million in 2001, cost of sales of $2,358.7 million in 2002 increased $275.6 million, or 13.2%, from $2,083.1 million in 2001. The increase in our cost of sales was primarily due to a shift in our product mix and the net increase in the number of company-operated stores of 495. Excluding the impact of the change in accounting estimates and special item charges in 2001, cost of sales as a percentage of total revenues increased to 42.4% in 2002 from 40.4% in 2001. The increase in cost of sales as a percentage of total revenues was primarily due to the following:

•	Merchandise sales increased as a percentage of total revenues. Merchandise sales inherently have a lower gross margin than rental revenues and correspondingly higher cost of sales as a percentage of revenues.

•	Our merchandise gross margin has declined as we have grown our merchandise sales. Our merchandise gross margin decreased from 2001 due to strong growth in new release DVD and game software and hardware sales, which on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for these products. In addition, our merchandise margin decreased due to an increase in shrink in 2002 related to the increased demand for DVD product and with our increased presence as a video game retailer. DVD and video game products are more susceptible to shrink due to their portability and popularity. We continue to design and implement controls at our stores to lower our shrink results, especially in relation to our DVD and video game products. As we expand our retail offerings to include an increased selection of catalog DVD retail product, we expect our average DVD retail margins to increase, as catalog DVD retail product generally has higher margins than other merchandise sales.

The increase in cost of sales as a percentage of revenues was partially offset by an increase in our rental gross margin during 2002, as compared with 2001. Rental gross margin increased primarily due to the following:

•	Movie rental revenues generated through revenue-sharing programs decreased, and we obtained more favorable terms on revenue-sharing programs in 2002 than in 2001. Movie rental revenues generated through revenue-sharing programs on average have a lower gross margin than movie rental revenues generated through product acquired apart from such programs. Therefore, the decrease in movie rental revenues generated through revenue-sharing programs and the more favorable revenue-sharing terms resulted in a higher gross margin percentage from overall movie rental revenues.

•	VHS and DVD rental revenues generated through sell-through pricing arrangements continued to increase as a percentage of total rental revenues. VHS and DVD rental product purchased through sell-through pricing arrangements on average has a lower overall cost than other rental product, resulting in higher rental margins.

The increases in our movie rental gross margin were partially offset by a decrease in our game rental margin, primarily related to additional product purchased to support our Games Freedom Pass. We expect our VHS and DVD rental revenues generated through sell-through pricing arrangements to continue to increase as a percentage of total revenues. As a result, we expect our cost of movie rental revenues to continue to decrease as a percentage of movie rental revenues in 2003.

Gross Profit. Gross profit of $3,207.2 million in 2002 increased $471.2 million from $2,736.0 million in 2001. Excluding the impact of the change in accounting estimates and special item charges of $337.6 million in 2001, gross profit of $3,207.2 million in 2002 increased $133.6 million, or 4.3%, from $3,073.6 million in 2001, primarily driven by the growth in revenues as discussed above. Excluding the impact of the change in accounting estimates and special item charges in 2001, gross margin decreased to 57.6% in 2002 from 59.6% in 2001. The decrease in gross margin was due to the increase in cost of sales as a percentage of revenues described above, notably the increase in merchandise sales, which inherently have a lower gross margin than our rental revenues.

Operating Expenses. Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $2,870.1 million in 2002, a decrease of $85.5 million from $2,955.6 million in 2001. Excluding the discontinuation of $175.4 million in amortization in 2002 associated with the adoption of SFAS 142 and the impact of special item charges of $57.1 million in 2001, total operating expenses increased $147.0 million, or 5.1%, to $3,045.5 million in 2002 from $2,898.5 million in 2001. Excluding the discontinuation of amortization in 2002 associated with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and the impact of the special item charges in 2001, total operating expenses decreased as a percentage of total revenues to 54.7% in 2002 from 56.2% in 2001. The change in total operating expenses, excluding the impact of the special item charges in 2001 and excluding the impact of discontinued amortization expense, as discussed above, reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $2,636.3 million in 2002 increased $104.4 million, or 4.1%, from $2,531.9 million in 2001. Excluding the impact of special item charges of $54.5 million in 2001, selling, general and administrative expense in 2002 increased $158.9 million, or 6.4%, from $2,477.4 million in 2001. Excluding the impact of the special item charges in 2001, selling, general and administrative expense as a percentage of total revenues decreased to 47.4% in 2002 as compared with 48.0% in 2001. Excluding the impact of the special item charges in 2001, the dollar increase in 2002 resulted from the following items:

•	Occupancy costs increased $65.5 million, primarily as a result of an increase in the number of company-operated stores and the recognition of an $18.7 million expense in the fourth quarter of 2002 to establish a reserve for guarantees of lease obligations associated with the sale of Blockbuster Music stores to Wherehouse Entertainment, Inc., in 1998, as Wherehouse filed for Chapter 11 bankruptcy protection in January of 2003.

•	Compensation expense increased $66.7 million, primarily related to additional personnel needed to support our store growth, which was partially offset by a reduction in our incentive compensation in 2002.

•	Advertising expense increased $32.0 million, primarily due to our marketing efforts associated with key rental and retail promotions. We expect advertising expenses to decrease as a percentage of revenues in 2003.

•	Other corporate and store expenses decreased $5.4 million, due primarily to a reduction in our bad debt expenses as a result of improved focus on bad debt collection.

Depreciation Expense. Depreciation expense of $232.1 million in 2002 decreased $14.5 million, or 5.9%, as compared with $246.6 million in 2001. Excluding special item charges of $2.6 million in 2001, depreciation expense in 2002 decreased $11.9 million, or 4.9%, from $244.0 million in 2001. The decrease was primarily a result of a lower depreciable asset base in 2002, as compared with 2001. Over the past year, the amount of capitalized assets becoming fully depreciated exceeded the amount of capital additions, and approximately 80% of the capital expenditures during 2002 occurred during the third and fourth quarter. These decreases were partially offset by the net increase in the number of company-operated stores of 495.

Interest Expense. Interest expense of $49.5 million in 2002 decreased $28.7 million, or 36.7%, as compared with $78.2 million in 2001. The decrease in interest expense was primarily due to a reduction of $186.3 million in total debt, including capital lease obligations, from December 31, 2001 as our significant free cash flow was used to reduce debt. The decrease was also attributable to lower average interest rates.

Other Items, Net. Other items, net increased $8.1 million to income of $2.9 million in 2002 from a loss of $5.2 million in 2001. The primary reason for the increase was a write-off related to three investments in the fourth quarter of 2001 totaling $4.2 million and a foreign currency transaction gain in 2002, as overall, the functional currencies in our international operations have strengthened versus the U.S. dollar, as compared with 2001. These increases were partially offset by a write down of an investment during 2002.

Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $103.0 million in 2002, as compared with a benefit of $56.1 million in 2001. The benefit in 2001 included a benefit of $143.8 million related to the impact of the change in accounting estimates for rental library and special item charges. Excluding the impact of the change in accounting estimates for rental library and special item charges in 2001, the provision for income taxes would have been $87.7 million in 2001. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations. The tax matters agreement dated August 16, 1999 between us and Viacom requires us to surrender all or a portion of the United Kingdom tax loss carryovers generated by us to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance related to our net loss contingencies attributed to the United Kingdom by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized in the future. In 2001, we determined because of our continued and projected profitability in Mexico that our net operating losses generated in the past in Mexico would more likely than not be utilized. Accordingly, during the fourth quarter of 2001, we reduced the valuation allowance related to our net operating loss carryforwards attributed to Mexico by $10.6 million.

Cumulative Effect of Change in Accounting Principle, Net of Tax. As of January 1, 2002, we adopted SFAS 142 which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which is reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Loss. Net loss of $1,627.6 million in 2002 represents an increase in net loss of $1,387.3 million from the net loss of $240.3 million in 2001. Excluding the impact of the change in accounting estimates for our rental library and special item charges of $252.0 million in 2001, the net loss for 2002 increased $1,639.3 million from net income of $11.7 million. The increase in net loss was attributable to the cumulative effect of change in accounting principle discussed above. Income before the cumulative effect of change in accounting principle of $189.4 million in 2002 represents an increase in net income of $429.7 million from the net loss of $240.3 million in 2001. Excluding the impacts of the change in accounting estimates and special item charges in 2001, income before the cumulative effect of change in accounting principle in 2002 increased $177.7 million from the net income of $11.7 million in 2001. This increase in income before the cumulative effect of change in accounting principle, net of tax was due to the changes discussed above.

Comparison of 2001 to 2000

Revenues. Revenues of $5,156.7 million in 2001 increased $196.6 million, or 4.0%, from $4,960.1 million in 2000. Of the 4.0% increase, 3.1% was attributable to rental revenues, 0.6% was attributable to merchandise sales and 0.3% was attributable to other revenues. The increase in revenues was primarily due to (i) the net increase in the number of company-operated stores of 158, (ii) an increase in worldwide same-store revenues of 2.5% and (iii) an increase in other revenues, primarily attributable to an increase in revenues associated with our DIRECTV initiative. The increase in worldwide same-store revenues reflects a 12.6% increase in same-store revenues from our international operations and a 0.4% increase in same-store revenues from our domestic operations. The increase in same-store revenues from our international operations was primarily due to the impact of copy-depth programs in key international markets and the growth in DVD revenues. The increase in domestic same-store revenues was primarily due to growth in DVD revenues, which was partially offset by a decrease in VHS revenues.

Rental Revenues. Rental revenues of $4,314.7 million in 2001 increased $153.0 million, or 3.7%, from $4,161.7 million in 2000. Of the increase, 4.3% was attributable to movie rental revenues and (0.6)% was attributable to game rental revenues. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2000	Percent of Total	2001	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$3,389.6	81.5%	$3,057.8	70.9%
DVD Rental Revenues	289.2	6.9%	799.1	18.5%

Total Movie Rental Revenues	$3,678.8	88.4%	$3,856.9	89.4%
Game Rental Revenues	482.9	11.6%	457.8	10.6%

Total Rental Revenues	$4,161.7	100.0%	$4,314.7	100.0%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 158 and an increase in worldwide same-store rental revenues of 2.1%. The increase in worldwide same- store rental revenues reflects an increase in international same-store rental revenues of 10.7% and an increase in domestic same-store rental revenues of 0.5%. Our domestic operations represented 82.0% of our rental revenues during 2001, compared with 82.4% of our rental revenues during 2000.

The increases in same-store rental revenues were primarily due to continued growth in DVD rental revenues, which increased from 6.9% of rental revenues in 2000 to 18.5% of rental revenues in 2001 and the impact of copy-depth programs in key international markets. These increases were partially offset by a 9.8% decrease in worldwide VHS rental revenues, primarily due to the impact of the increased demand for DVDs, and a 5.2% decrease in game rental revenues, primarily due to the delay in the launches of the Nintendo GameCube and Microsoft Xbox hardware platforms to the fourth quarter of 2001.

Merchandise Sales. Merchandise sales of $735.2 million in 2001 increased $30.4 million, or 4.3%, from $704.8 million in 2000. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2000	Percent of Total	2001	Percent of Total
Movie Sales:
VHS Sales	$214.4	30.4%	$167.9	22.9%
DVD Sales	76.5	10.9%	178.8	24.3%

Total Movie Sales	$290.9	41.3%	$346.7	47.2%
Game Sales	26.8	3.8%	31.0	4.2%
General Merchandise Sales	387.1	54.9%	357.5	48.6%

Total Merchandise Sales	$704.8	100.0%	$735.2	100.0%

As a percentage of total revenues, merchandise sales represented 14.3% of total revenues for the year ended December 31, 2001, compared with 14.2% of total revenues for the year ended December 31, 2000. The primary reasons for the increase in merchandise sales were the net increase in company-operated stores of 158 and a 5.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales reflects a 19.9% increase in international same-store merchandise sales, primarily due to an increase in international retail DVD sales. This increase was partially offset by a 0.3% decrease in domestic same-store merchandise sales. The decrease in domestic same-store merchandise sales was driven by (i) a decrease in retail VHS sales, (ii) a decrease in licensed merchandise sales and (iii) the discontinuation of music sales in our stores. These decreases were partially offset by an increase in domestic retail DVD sales.

Cost of Sales. Cost of sales of $2,420.7 million in 2001 increased $384.7 million from $2,036.0 million in 2000. Excluding the impact of the change in accounting estimates and special item charges of $337.6 million in 2001, cost of sales of $2,083.1 million in 2001 increased $47.1 million, or 2.3%, from $2,036.0 million in 2000, primarily due to the net increase in the number of company-operated stores of 158. Excluding the impact of the change in accounting estimates and special item charges in 2001, cost of sales as a percentage of total revenues improved to 40.4% in 2001 from 41.0% in 2000. The improvement in cost of sales as a percentage of revenues was primarily due to the following factors:

•	an increase in the percentage of rental revenues from DVD rental product, which on average has a lower overall cost than VHS rental product;

•	an increase in margins on domestic game rentals;

•	an increase in margins on previously rented product sales generated by higher average unit selling prices as a result of an increase in previously rented DVD sales as a percentage of previously rented product sales; and

•	the decrease in revenues generated through revenue-sharing arrangements as a percentage of our total revenues, as revenue-sharing arrangements on average have lower gross margins than do traditional buying arrangements.

These items were partially offset by a decrease in international rental gross margins in 2001 as compared with 2000, primarily due to the increase in revenues generated through revenue-sharing program arrangements in key international markets.

Gross Profit. Gross profit of $2,736.0 million in 2001 decreased $188.1 million from $2,924.1 million in 2000. Excluding the impact of the change in accounting estimates and special item charges of $337.6 million, gross profit of $3,073.6 million in 2001 increased $149.5 million, or 5.1%, from $2,924.1 million in 2000. For 2001, excluding the impact of the change in accounting estimates and special item charges in 2001, gross margin increased to 59.6% from 59.0% in 2000. The increase in gross margin was due to the decrease in cost of sales as a percentage of revenues described above.

Operating Expenses. Total operating expenses of $2,955.6 million in 2001 increased $107.2 million from $2,848.4 million in 2000. Excluding the impact of special item charges of $57.1 million in 2001, total operating expenses of $2,898.5 million in 2001 increased $81.7 million, or 2.9%, from $2,816.8 million in 2000. This increase was primarily due to increases in compensation and occupancy expenses associated with the net increase of 158 company-operated stores, partially offset by decreases in other general and administrative costs and depreciation expense. Excluding the impact of the special item charges in 2001, total operating expenses as a percentage of total revenues were 56.2% in 2001 compared with 56.8% in 2000, primarily as a result of a decrease in depreciation expense as a percentage of total revenues. The increase in total operating expenses, excluding the impact of special item charges, also resulted from the following:

General and Administrative and Advertising Expense. General and administrative and advertising expense, which includes expenses incurred at the store, regional and corporate levels, as a percentage of total revenues remained consistent at approximately 48.0% for both 2001 and 2000. General and administrative and advertising expense of $2,477.4 million in 2001 increased $88.1 million, or 3.7%, from $2,389.3 million in 2000. The dollar increase in 2001 resulted from the following items:

•	Compensation expense increased $67.7 million primarily related to additional personnel needed to support our store growth, increased customer service initiatives and increased health insurance costs.

•	Occupancy costs increased $25.9 million primarily as a result of an increase in the number of company-operated stores and leases that expired and were renewed at increased rates.

•	Advertising expense increased $1.9 million primarily due to increased spending on initiatives related to DIRECTV and customer incentive programs, which were partially offset by lower spending on traditional advertising programs.

•	Other corporate and store expenses decreased $7.4 million due primarily to a decrease in expenses associated with blockbuster.com and the related reduction in consulting costs. These decreases were partially offset by the growth of our business, including the increase in the number of company-operated stores, and an increase in litigation expenses.

Depreciation Expense. Depreciation expense of $244.0 million in 2001 decreased $3.4 million, or 1.4%, as compared with $247.4 million in 2000. The decrease was primarily a result of a lower depreciable asset base in 2001 as a result of the write-down of assets related to certain hardware and software associated with the e-commerce portion of blockbuster.com in 2000. This reduction was partially offset by depreciation expense related to the net increase of 158 company-operated stores.

Interest Expense. Interest expense of $78.2 million in 2001 decreased $38.3 million, or 32.9%, as compared with $116.5 million in 2000. The decrease in interest expense was primarily due to a reduction of more than $430.0 million in total debt from December 31, 2000 and lower average interest rates, as our significant free cash flow was used to reduce debt.

Other Items, Net. Other items, net decreased $6.9 million from income of $1.7 million in 2000 to a loss of $5.2 million in 2001. The primary reason for the decrease was a write-off related to three investments in the fourth quarter of 2001. Based on operating results to date, and a determination that the impairment was other than a temporary decline, we determined that the carrying values of these assets were impaired, and as a result, we recognized impairment charges totaling $4.2 million in 2001.

Benefit (Provision) for Income Taxes. We recognized a benefit for income taxes of $56.1 million in 2001 as compared with a provision of $45.4 million in 2000. The 2001 benefit includes a benefit of $143.8 million related to the impact of the change in accounting estimates for rental library and special item charges, and the provision for 2000 includes a benefit of $12.6 million related to the impact of the special item charge. Excluding the impact of the change in accounting estimates for rental library and special item charges in 2001 and 2000, the provision for income taxes would have been $87.7 million in 2001 as compared with $58.0 million in 2000. The 2001 and 2000 provisions reflect the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The provision for income taxes excluding the impact of the change in accounting estimates for rental library and special item charges increased primarily due to higher earnings before taxes for both foreign and domestic operations. We did not recognize a benefit for losses incurred in certain foreign jurisdictions in our 2000 and 2001 tax provisions as it is currently more likely than not that the benefit will not be realized. Due to continued and projected profitability in Mexico, we now believe that our net operating losses generated in the past in Mexico will more likely than not be utilized. Accordingly, during the fourth quarter, we reduced the valuation allowance related to our net operating loss carryforwards attributed to Mexico by $10.6 million.

Net Loss. The net loss of $240.3 million in 2001 represents an increase in net loss of $164.4 million from the net loss of $75.9 million in 2000. Excluding the impact of the change in accounting estimates for our rental library and special item charges for 2001 and 2000, the net income of $11.7 million in 2001 reflects an increase in net income of $68.6 million from a net loss of $56.9 million in 2000. This increase in net income was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominantly from the rental and retail sale of videocassettes, DVDs and video games and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for at least the next twelve months. However, we may seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to us by Wherehouse in connection with its bankruptcy, we estimate that we are contingently liable for approximately $36.0 million. Of this amount, we recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents our estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, we do not currently expect to have to perform under the related guarantees. Any payments we are required to make under the guarantees in excess of our recorded reserve would negatively affect our results of operations. We expect any payments for these guarantees to be funded from operating cash flow.

As described more fully in Notes 8 and 10 to the consolidated financial statements, at December 31, 2002 our scheduled obligations, were as follows:

Contractual Obligations	< 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term Debt	$259.8	$178.9	$—	$—	$438.7
Wherehouse Lease Guaranty Obligation	18.7	—	—	—	18.7
Capital Lease Obligations(1)	32.4	66.4	20.8	15.8	135.4
Operating Leases	548.5	1,114.7	304.8	471.8	2,439.8

Total Contractual Obligations	$859.4	$1,360.0	$325.6	$487.6	$3,032.6

(1)	Includes both principal and interest.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. We had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2002. In addition, during 2002, we paid down $190.0 million under the term loan, leaving an outstanding balance of $410.0 million at December 31, 2002. The reduction of the banks’ commitment under the long-term revolver and the payments made under the term loan effectively reduced the borrowing capacity under the credit agreement to $1.0 billion. We have the ability with this available borrowing capacity under the long-term revolver to extend the maturities of the current portion of our term loan. We intend to utilize this available borrowing capacity to extend the maturities of $150.0 million of the current portion of our term loan from 2003 to 2004. Accordingly, we have classified these amounts as long-term in our Consolidated Balance Sheet at December 31, 2002.

We continue to review our financing arrangements and to pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at December 31, 2002 for borrowings under the credit agreement, including the effects of our interest rate swaps, was 6.2%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2002).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2002, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swaps qualify as fully effective cash-flow hedging instruments under SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At December 31, 2002, the fair value of the interest rate swaps was a liability of $10.3 million.

We entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. The availability under these lines was reduced to $45.0 million in 2002. We also have additional lines of credit that were previously held by our joint venture in Italy, which we purchased in the fourth quarter of 2002. These lines of credit carry interest rates ranging from 0.3% to 0.7% over EURIBOR and an aggregate borrowing capacity of approximately 21.0 million euros (or approximately $21.8 million as of December 31, 2002). There were no outstanding amounts under these lines of credit at December 31, 2001 and $21.2 million outstanding under these lines of credit in 2002.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $56.1 million, or 4.0%, from $1,395.1 million for 2001 to $1,451.2 million for 2002. The most significant reason for the increase in cash flows from operating activities was an improvement in income before cumulative effect of change in accounting principle, and excluding the impacts of the change in accounting estimates and special item charges, of $84.3 million. In addition, the change in operating assets and liabilities was primarily due to a $187.6 million increase in accounts payable and a $221.8 million increase in our merchandise inventory. The primary reasons for the increase in product purchases and merchandise inventory were increases in our retail movie inventory, which more than doubled, and in our retail games inventory, which was a new product line for our domestic operations in 2002. These increases are mainly related to our increased focus in 2002 on the sale of new movies and games to complement our rental offerings and to accommodate the increased demand for movies and games retail product. We expect our merchandise inventory levels to continue to be higher than they were in 2001, however, in 2003, we expect the balance to be lower than the balance as of December 31, 2002.

Investing Activities. Net cash used in investing activities increased $358.3 million from $945.2 million for 2001 to $1,303.5 million in 2002. This increase was due to a $201.5 million increase in rental library purchases, a $106.0 million increase in cash used for acquisitions and a $47.3 million increase in capital expenditures. The increase in rental library purchases was mainly due to increased purchases of video game and DVD rental library product to accommodate the increased consumer demand for video games and DVDs and to support new store growth. The increase in cash used for acquisitions was due to the acquisitions of several businesses in the United

States that operate entertainment-related stores and primarily offer pre-recorded videocassettes, DVDs, as well as video games, for rental and sale, the second largest games retailer in the United Kingdom and the 51% interest that we did not already own in our joint venture based in Italy in 2002. The increase in capital expenditures was primarily due to new store openings and expenditures related to initiatives associated with our ultimate movies and retail re-merchandising efforts in 2002.

Our capital expenditures include store equipment and fixtures, remodeling of some existing stores, implementation and upgrading of office and store technology and the opening of new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, equipment and construction costs. We plan to evaluate and pursue new sites within the video rental industry in both the United States and in certain international markets and will require capital and/or ongoing infrastructure enhancements to support acquisitions and our expansion strategies in developing markets. We added 495 net new stores in 2002 and currently expect to add approximately 300 to 400 net new stores in 2003. We had capital expenditures of $140.6 million in 2002 and currently anticipate that capital expenditures of approximately $150 to $175 million will be incurred in 2003. The projected increase in capital spending from 2002 is due primarily to planned increases in expenditures related to new stores, store remodeling and the implementation and upgrading of store technology.

Financing Activities. Net cash used in financing activities decreased $242.0 million from $441.2 million for 2001 to $199.2 million for 2002. This decrease in cash used in financing activities was primarily due to a net pay-down of long-term debt under our credit facility of $190.0 million for 2002, as compared with a net pay-down of $422.0 million in long-term debt under our credit facility in 2001.

Other Financial Measurements: Working Capital

At December 31, 2002, we had cash and cash equivalents of $152.5 million. Working capital, however, reflected a deficit of $518.7 million due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Availability of Foreign Net Operating Losses

As more fully discussed in Note 9 to the consolidated financial statements, we were required, if so requested by Viacom, to surrender certain tax losses of our United Kingdom subsidiaries for 1998 and earlier years to Viacom without any compensation. However, during the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized in the future. At December 31, 2002, deferred tax assets associated with our foreign net operating losses approximate $31.1 million, of which $10.0 million is reserved.

Related Party Transactions

Effective with our initial public offering in 1999, we entered into a transition services agreement with Viacom whereby Viacom is providing us with certain cash management, accounting, management information systems, legal, financial, tax and other services. These services may change upon agreement between Viacom and us. The fee for these services approximates Viacom’s cost and could be subject to adjustment. We have agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $1.8 million for each of the years ended December 31, 2000, 2001 and 2002.

Viacom paid insurance premiums for a limited number of our property and life insurance policies for us. Our reimbursements to Viacom for insurance expense related to these policies were $2.0 million, $2.6 million and $4.2 million for the years ended December 31, 2000, 2001 and 2002, respectively, and is reflected as a component of our total insurance expense within general and administrative expenses in the Consolidated Statements of Operations.

Through the normal course of business, we are involved in transactions with companies owned by or affiliated with Viacom. We purchase certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation and Showtime Networks, Inc, subsidiaries of Viacom. Total purchases from Paramount were $129.9 million, $127.2 million and $139.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. Total purchases from Showtime were $4.2 million, $4.1 million and $3.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We also purchased certain home video games from Midway Games, Inc., a related party of Viacom. Total amounts paid for purchases from Midway were $5.6 million, $3.8 million and $12.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

In addition, some of our studios allow us to direct a significant amount of their home video advertising expenditures. We received $3.5 million, $8.8 million and $4.1 million from Paramount in 2000, 2001 and 2002, respectively, related to this arrangement. These amounts have been recorded as reductions to our advertising expenses during the periods presented as they reflect reimbursements of costs actually incurred.

We use a third-party agency to allocate our media placement and spending, based on specifications determined by us in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 2000, 2001 and 2002 about $32.9 million, $75.9 million and $68.7 million, respectively, of our aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates as a percentage of our total advertising expenses were 15.3%, 34.4% and 27.6% for 2000, 2001 and 2002, respectively. The increase in advertising expenditures spent with Viacom affiliates as a percentage of our total advertising expenses in 2001 is primarily due to the merger of CBS Corporation and Viacom in May of 2000 and Viacom’s acquisition of BET Holdings II, Inc. in February of 2001.

In 1999, we entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks, a business unit of Viacom. Pursuant to this agreement, for one year, we agreed to provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use our U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid us $18.0 million. MTVN had an option to extend in perpetuity the license to use the customer database. We have recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. Accordingly, we recognized $1.9 million in 1999 and $3.8 million in the first two quarters of 2000. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, we have no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in “Other revenues” in the Consolidated Statements of Operations for the year ended December 31, 2000.

In conjunction with the sale by Viacom Music to Wherehouse we assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $9.5 million remained in current liabilities at December 31, 2002.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement. See the Capital Structure section above for further discussion on the interest rate swaps.

We entered into a tax matters agreement with Viacom which provides that subsequent to the closing of our initial public offering on August 16, 1999, we will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, as long as Viacom’s ownership is at least 80% of the total voting power of the stock and 80% of the total value of the stock. As of December 31, 2002, Viacom owned common stock representing approximately 80.4% of our equity value and approximately 95.3% of the combined voting power of our outstanding common stock. The agreement requires us to make payments to Viacom equal to the amount of the income taxes which would be paid by us, subject to certain adjustments, if we had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which we are included in the Viacom group. The current income tax liabilities for the periods presented prior to our initial public offering were paid by Viacom. Any tax losses we generated have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in Viacom’s net equity investment in the Consolidated Balance Sheets. The agreement also specifies that Viacom will indemnify us against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, we became solely responsible for all tax adjustments to our federal and state returns. Additionally, all periods subsequent to August 1999 are open for audit. Currently, the Internal Revenue Service is in the process of completing audits for the tax years ending December 31, 1997 through May 4, 2000.

With respect to tax attributes such as net operating losses, tax credits and capital losses, we will have the right of reimbursement or offset, which is determined based on the extent such tax attributes could be utilized by us if not in the Viacom group. Included in the Receivable from Viacom balance in the accompanying Consolidated Balance Sheets are income tax receivables of $94.5 million and $23.0 million as of December 31, 2001 and 2002, respectively. The right to reimbursement or offset will arise regardless of whether we are a member of the Viacom group at the time the attributes could have been used by us.

All other transactions with companies owned or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

General Economic Trends, Quarterly Results of Operations and Seasonality

We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at December 31, 2002 were $410.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at December 31, 2002 for these borrowings was 6.2%.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. Our effective interest rates also include the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not materially affect our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenue and operating income would have increased by an additional $2.2 million and decreased by $2.7 million, respectively, if foreign exchange rates in 2002 were consistent with 2001.

On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the Euro. The transition period for the introduction of the Euro took place between January 1, 1999 and June 30, 2002. The Euro trades on currency exchanges and may be used in business transactions. Conversion to the Euro eliminates currency exchange risk between the participating member countries.

Our Euro transition has been completed and our transition to the Euro currency has not had a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had a material effect on our financial condition or results of operations.

Our operations outside the United States constituted 21.1%, 20.0% and 19.3% of our total revenues in 2002, 2001 and 2000, respectively. Our operations in Europe constituted 11.6%, 10.1% and 9.5% of our total revenues in 2002, 2001 and 2000, respectively. The majority of the European revenues are from Great Britain, which did not adopt the Euro in 2002 or 2001.

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted Statement No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. We are in the process of determining the impact of the implementation of this standard. Upon implementation of this standard, we expect to record a cumulative effect of change in accounting principle during the first quarter of 2003. Future expenses related to this standard will be recorded as operating expenses. The Company expects that the cumulative effect of change in accounting principle to be recorded in connection with the implementation of SFAS 143 could be material to our Consolidated Statement of Operations but will not have a material impact on our operating income or cash flows for the year ended December 31, 2003.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. We adopted SFAS 144 on January 1, 2002, which did not have an impact on our consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS 13, “Accounting for Leases.” SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. We do not believe the adoption of this Statement will have a material impact on our financial position or results of operations.

Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the impact of the adoption of SFAS 146 to have a material impact on our financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed above, we account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense for each stock option is measured as the excess, if any, of the market value of our stock at the date of the grant over the exercise price of the stock option. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our financial reports for the quarter ended March 31, 2003. The adoption of this standard involves disclosures only. Accordingly, there will be no impact on our results of operations, financial position or liquidity.

In November of 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor’s products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement unless that presumption can be overcome. That presumption can be overcome when the consideration is either (i) a payment for assets or services delivered to the vendor, in which case the consideration can be recorded as revenue, or (ii) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of this standard to have a material impact on our financial statements in 2003.

I tem 7A.    Quantitative and Qualitative Disclosures About Market Risk

Response to this item is included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Item 8.    Financial Statements and Supplementary Data

BLOCKBUSTER INC.

Some supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Blockbuster Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Blockbuster Inc. (the “Company”) at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

PricewaterhouseCoopers LLP

Dallas, Texas

February 4, 2003, except as to the 5th, 7th,

8th, and 10th paragraphs of Note 10 which

are as of March 18, 2003.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Rental revenues	$4,161.7	$4,314.7	$4,460.4
Merchandise sales	704.8	735.2	1,019.7
Other revenues	93.6	106.8	85.8

	4,960.1	5,156.7	5,565.9

Cost of sales:
Cost of rental revenues	1,481.9	1,824.5	1,513.8
Cost of merchandise sold	554.1	596.2	844.9

	2,036.0	2,420.7	2,358.7

Gross profit	2,924.1	2,736.0	3,207.2

Operating expenses:
General and administrative	2,174.0	2,311.5	2,387.1
Advertising	215.3	220.4	249.2
Depreciation	279.0	246.6	232.1
Amortization of intangibles	180.1	177.1	1.7

	2,848.4	2,955.6	2,870.1

Operating income (loss)	75.7	(219.6)	337.1
Interest expense	(116.5)	(78.2)	(49.5)
Interest income	7.3	6.1	4.1
Other items, net	1.7	(5.2)	2.9

Income (loss) before income taxes	(31.8)	(296.9)	294.6
Benefit (provision) for income taxes	(45.4)	56.1	(103.0)
Equity in income (loss) of affiliated companies, net of tax	1.3	0.5	(2.2)

Income (loss) before cumulative effect of change in accounting principle	(75.9)	(240.3)	189.4
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)

Net loss	$(75.9)	$(240.3)	$(1,627.6)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.43)	$(1.37)	$1.06

Diluted	$(0.43)	$(1.37)	$1.04

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$(10.17)

Diluted	$—	$—	$(10.01)

Net loss per share:
Basic	$(0.43)	$(1.37)	$(9.11)

Diluted	$(0.43)	$(1.37)	$(8.96)

Weighted average shares outstanding:
Basic	175.0	175.6	178.6

Diluted	175.0	175.6	181.6

Cash dividends per common share	$0.08	$0.08	$0.08

See notes to consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$200.2	$152.5
Receivables, less allowances of $8.2 and $7.4 for 2001 and 2002, respectively	150.0	184.8
Merchandise inventories	202.9	452.1
Prepaid rent	46.9	50.3
Other prepaid assets and other current assets	116.4	119.2

Total current assets	716.4	958.9
Rental library	343.3	423.1
Receivable from Viacom	94.5	23.0
Property and equipment, net	909.0	874.9
Intangibles, net	10.1	27.4
Goodwill	5,614.1	3,883.5
Other assets	65.0	53.0

	$7,752.4	$6,243.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530.5	$757.0
Accrued expenses	550.4	582.6
Current portion of long-term debt	157.8	109.8
Current portion of capital lease obligations	23.6	23.0
Deferred taxes	6.5	5.2

Total current liabilities	1,268.8	1,477.6
Long-term debt, less current portion	458.4	328.9
Capital lease obligations, less current portion	88.0	79.8
Deferred taxes	111.5	116.0
Other liabilities	77.0	74.5

	2,003.7	2,076.8

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 32.8 and 35.6 shares issued and outstanding for 2001 and 2002, respectively	0.3	0.4
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,181.1	6,220.8
Retained deficit	(327.1)	(1,954.7)
Accumulated other comprehensive loss	(107.0)	(100.9)

Total stockholders’ equity	5,748.7	4,167.0

	$7,752.4	$6,243.8

See notes to consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2000		2001		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	31.0	$0.3	31.0	$0.3	32.8	$0.3
Exercise of stock options	—	—	1.8	—	2.8	0.1

Balance, end of year	31.0	$0.3	32.8	$0.3	35.6	$0.4

Class B common stock:
Balance, beginning and end of year	144.0	$1.4	144.0	$1.4	144.0	$1.4

Additional paid-in capital:
Balance, beginning of year		$6,180.3		$6,166.4		$6,181.1
Issuance of class A common stock		0.1		0.1		0.1
Exercise of stock options		—		28.6		53.9
Cash dividends		(14.0)		(14.0)		(14.3)

Balance, end of year		$6,166.4		$6,181.1		$6,220.8

Accumulated other comprehensive loss:
Balance, beginning of year		$(46.1)		$(72.9)		$(107.0)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		(8.3)		2.0
Foreign currency translation		(26.8)		(25.8)		4.1

Balance, end of year		$(72.9)		$(107.0)		$(100.9)

Retained deficit:
Balance, beginning of year		$(10.9)		$(86.8)		$(327.1)
Net loss		(75.9)		(240.3)		(1,627.6)

Balance, end of year		$(86.8)		$(327.1)		$(1,954.7)

Total stockholders’ equity		$6,008.4		$5,748.7		$4,167.0

Comprehensive income (loss):
Net loss		$(75.9)		$(240.3)		$(1,627.6)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		(8.3)		2.0
Foreign currency translation		(26.8)		(25.8)		4.1

Total comprehensive loss		$(102.7)		$(274.4)		$(1,621.5)

See notes to consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(75.9)	$(240.3)	$(1,627.6)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	427.5	421.1	233.8
Rental amortization	735.6	878.3	1,024.3
Non-cash portion of special item charges and change in accounting estimates	31.6	345.4	—
Cumulative effect of change in accounting principle, net of tax	—	—	1,817.0
Deferred taxes	136.2	(107.8)	11.8
Other	(4.8)	3.3	2.4
Change in operating assets and liabilities:
(Increase) decrease in receivables	(56.4)	34.5	(27.8)
(Increase) decrease in receivable from Viacom	(93.8)	40.4	82.9
(Increase) decrease in merchandise inventories	35.8	24.7	(221.8)
(Increase) decrease in prepaid and other assets	12.9	(17.4)	(38.7)
Increase (decrease) in accounts payable	101.4	(58.8)	187.6
Increase in accrued expenses and other liabilities	70.7	71.7	7.3

Net cash flow provided by operating activities	1,320.8	1,395.1	1,451.2

Cash flows from investing activities:
Rental library purchases	(810.0)	(859.4)	(1,060.9)
Capital expenditures	(221.5)	(93.3)	(140.6)
Cash used for acquisitions	(33.7)	—	(106.0)
Proceeds from sales of property and equipment	1.7	2.1	—
Proceeds from sales of store operations	4.8	2.3	1.9
Proceeds from notes receivable	—	8.1	3.6
Proceeds from sale of non-core investment	7.1	—	—
Investments in affiliated companies	(5.2)	(5.0)	(1.5)

Net cash flow used for investing activities	(1,056.8)	(945.2)	(1,303.5)

Cash flows from financing activities:
Proceeds from credit agreement	125.0	115.0	170.0
Repayments on credit agreement	(290.1)	(537.0)	(360.0)
Net repayments on lines of credit	—	—	(1.4)
Proceeds from other notes	26.5	—	—
Repayments on other notes	(4.3)	(8.8)	(8.7)
Net proceeds from the exercise of stock options	—	28.6	39.3
Cash dividends	(14.0)	(14.0)	(14.3)
Capital lease payments	(30.3)	(25.0)	(24.1)

Net cash flow used in financing activities	(187.2)	(441.2)	(199.2)

Effect of exchange rate changes on cash	(2.2)	(2.7)	3.8

Net increase (decrease) in cash and cash equivalents	74.6	6.0	(47.7)
Cash and cash equivalents at beginning of year	119.6	194.2	200.2

Cash and cash equivalents at end of year	$194.2	$200.2	$152.5

See notes to consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded movies, as well as video games, for rental and sale and also sells other entertainment-related merchandise.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets, including goodwill and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Merchandise Inventories

Merchandise inventories consist primarily of pre-recorded retail videocassettes, DVDs, video games, licensed merchandise, DVD and game hardware and confectionery items and are stated at the lower of cost or market. The Company includes an allocation of costs incurred in its distribution center to prepare products for its stores in the cost of its merchandise inventory. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis. The Company accrues for shrink based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. From time to time, Blockbuster receives rebates and/or slotting fees related to certain products. Rebates primarily relate to volume rebates and are recognized as a reduction of the cost of the related inventory. Slotting fees represent payments from vendors for placement of product in preferred areas within stores for a contractual period of time. The Company recognizes these payments as a reduction of cost of sales over the related contractual period.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Rental Library

Prior to July 1, 2001, the cost of new release or non-base stock videocassettes was amortized on an accelerated basis over three months to an estimated $4 residual value. The cost of base stock videocassettes, defined as catalog product, was amortized on an accelerated basis over three months and then on a straight-line basis over thirty-three months to an estimated $4 residual value. The cost of new release, or non-base stock DVDs, was amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs was amortized on an accelerated basis over a twelve-month period to an estimated $10 and $4 residual value, respectively.

Beginning July 1, 2001, the cost of non-base stock videocassettes is amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock videocassettes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of a non-base stock DVD is amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs is amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively.

The impact of the changes in accounting estimates for the rental library in 2001 is discussed in Note 4.

The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. The up-front costs are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related estimated revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed principally by the straight-line method over the estimated useful lives of the respective assets as follows:

Building	19 to 31.5 years
Building improvements	10 years
Leasehold improvements	4 to 10 years
Equipment and other	3 to 10 years
Furniture and fixtures	3 to 10 years

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Balances of major classes of assets and accumulated depreciation at December 31 are as follows:

	2001	2002
Land, building and building improvements	$41.1	$35.3
Leasehold improvements	796.7	882.7
Equipment and other	584.8	644.4
Furniture and fixtures	336.3	392.4
Capital leases	201.7	200.4

Total	1,960.6	2,155.2
Less: accumulated depreciation	1,051.6	1,280.3

Property and equipment, net	$909.0	$874.9

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense related to capital leases was $23.5 million, $25.6 million and $23.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Store Closures

Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or contractual lease buyouts, if any. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold.

Goodwill and Intangible Assets

Through December 31, 2001, Blockbuster’s goodwill and intangible assets are stated at historical cost less accumulated amortization. Blockbuster amortized goodwill on a straight-line basis over the estimated useful life of the goodwill, not exceeding 40 years; and for identifiable intangibles, over the estimated life of the asset, not exceeding 20 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a fair value test, as opposed to the undiscounted cash flow approach used by the Company to evaluate impairment under the previous guidance. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment (see Note 2).

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Impairment of Long-Lived Assets

The Company assesses long-lived assets other than goodwill for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows generated by the assets to the assets’ net carrying value. The amount of impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair value (see Note 3). Impairment review of long-lived assets associated with the Company’s stores is performed domestically on a market-by-market basis and internationally on a country-by-country basis.

Fair Value of Financial Instruments

At December 31, 2001 and 2002, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest. During 2001 and 2002, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2002, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 2000, 2001 and 2002. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues and merchandise sales are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenue received in connection with the initial rental of the product, as well as revenues associated with any continuations of such rentals past the initial rental period, as contemplated by the Company’s membership agreement. Under the Company’s convenience policy, a customer pays for the initial rental at the time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned. A provision for sales returns and allowances for merchandise sales is estimated based on historical trends and recorded at the time of sale.

During 2002, the Company offered various rental passes, which allowed customers to rent an unlimited number of specified items during the term of the pass, subject to a limit of the number of items that could be taken at one time. Items could be returned at any time during the term of the pass. The Company recognized rental revenues for these passes ratably over the term of the pass.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Blockbuster has agreements with certain companies that allow these companies to purchase free rental cards from Blockbuster, which can then be awarded at their discretion. Blockbuster analyzes its historical redemption rate for similar award programs as a basis for the estimate of the rentals that will not be redeemed on a program-by-program basis. Blockbuster defers revenue for the estimated number of free rental cards that will ultimately be redeemed and recognizes the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of any estimated escheat liability, is generally recognized when the cards are sold. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards at any Blockbuster store.

Blockbuster’s premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER Rewards program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably as revenue over the membership period.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Income Taxes

Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years’ differences between the tax bases of assets and liabilities and their financial reporting basis. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company generally considers the earnings of its foreign subsidiaries to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of foreign subsidiaries which are to be so reinvested.

Net Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 13.7 million, 15.4 million shares and 16.5 million shares of class A common stock were outstanding as of December 31, 2000, 2001 and 2002, respectively. Because their inclusion would be anti-dilutive, 13.7 million, 15.4 million and 0.8 million options for the years ended December 31, 2000, 2001 and 2002, respectively, were excluded from the computation of the weighted average shares for diluted EPS. The table below presents a reconciliation of weighted average shares, in millions, used in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2000	2001	2002
Weighted average shares for basic EPS	175.0	175.6	178.6
Incremental shares for stock options	—	—	3.0

Weighted average shares for diluted EPS	175.0	175.6	181.6

Stock Option Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom issue options at exercise prices equal to the market value at date of grant.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table shows Blockbuster’s net loss for the years ended December 31, 2000, 2001 and 2002, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

	2000	2001	2002
Pro forma net loss:
Reported net loss	$(75.9)	$(240.3)	$(1,627.6)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(13.1)	(18.7)	(22.2)

Pro forma net loss	$(89.0)	$(259.0)	$(1,649.8)

Net loss per share:
Basic	$(0.43)	$(1.37)	$(9.11)

Basic—pro forma	$(0.51)	$(1.47)	$(9.24)

Diluted	$(0.43)	$(1.37)	$(8.96)

Diluted—pro forma	$(0.51)	$(1.47)	$(9.08)

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net loss, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive income (loss) impacting the Company.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company is in the process of determining the impact of the implementation of this standard. Upon implementation of this standard, the Company expects to record a cumulative effect of change in accounting principle during the first quarter of 2003. Future expenses related to this standard will be recorded as operating expenses. The Company expects that the cumulative effect of change in accounting principle to be recorded in connection with the implementation of SFAS 143 could be material to the Consolidated Statement of Operations but will not have a material impact on the Company’s operating income or cash flows for the year ended December 31, 2003.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective for fiscal years beginning after December 15, 2001. SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 establishes an accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. However, SFAS 144 provides additional guidance with regard to discontinued operations and assets to be disposed of. In addition, SFAS 144 excludes goodwill from its scope. The Company adopted SFAS 144 on January 1, 2002, which did not have an impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 among other things addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB 30. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS 13, “Accounting for Leases.” SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), was issued on July 30, 2002 and replaces Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of the adoption of SFAS 146 to have a material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed above, the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation expense for each stock option is measured as the excess, if any, of the market value of the Company’s stock at the date of the grant over the exercise price of the stock option. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial reports for the year ended December 31, 2002 (see Stock Option Plans) and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The adoption of this standard involves disclosures only. Accordingly, there will be no impact on the Company’s results of operations, financial position or liquidity.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), effective for fiscal years beginning after December 15, 2002. EITF 02-16 addresses the accounting for cash consideration given to a reseller of a vendor’s products from a vendor. EITF 02-16 indicates that, generally, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement unless that presumption can be overcome. The presumption can be overcome when the consideration is either (i) a payment for assets or services delivered to the vendor, in which case the consideration can be recorded as revenue, or (ii) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements in 2003.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements in 2003.

Note 2—Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142. The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, in the Company’s consolidated statements of operations for 2002.

Subsequently, the Company performed its annual impairment test on October 31, 2002, which resulted in the estimated fair values of each of its reportable units under SFAS 142 in excess of their book values. As a result, the Company did not record any additional impairment under the provisions of SFAS 142 for 2002.

SFAS 142 requires companies to test for goodwill impairment annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit’s carrying amount. In mid-December of 2002, the Company issued a press release stating that it would have lower than anticipated earnings for the quarter and the year due to softness in sales during the holiday season. In addition, the press release cited unanticipated competitive factors contributing to the Company’s earnings shortfall. As a result of this information, the Company’s stock price declined. Management believes these events are indicators or factors that would require a company to perform an interim goodwill impairment test in accordance with SFAS 142. As a result, the Company performed an interim goodwill impairment test as of December 31, 2002. This test resulted in estimated fair values of each of the Company’s reportable units under

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

SFAS 142 in excess of their net book values. As a result, the Company did not record any additional impairment under the provisions of SFAS 142 based on the results of its interim impairment test.

The Company will perform its annual impairment test for 2003 on October 31, 2003, and on an interim date in 2003 should factors or indicators become apparent that would require an interim test. A significant downward revision in the estimated future cash flows could result in a material impairment of goodwill under SFAS 142.

The following table provides a reconciliation of reported net loss to net income that would have been reported had SFAS 142 been applied as of January 1, 2000, for the years ended December 31,:

	2000	2001
Reported net loss	$(75.9)	$(240.3)
Add goodwill amortization, net of tax	168.2	166.6

Adjusted net income (loss)	$92.3	$(73.7)

Basic and diluted earnings (loss) per share:
Reported net loss per share	$(0.43)	$(1.37)
Add goodwill amortization, net of tax per share	0.97	0.95

Adjusted net income (loss) per share (1)	$0.53	$(0.42)

(1)	The sum of reported net loss per share and goodwill amortization per share for 2000 does not equal the adjusted net income (loss) per share due to rounding.

The following table summarizes changes in the Company’s goodwill during 2002:

Balance as of January 1, 2002	$5,614.1
Impairment	(1,817.0)
Acquisitions, based on preliminary allocation of purchase price	75.8
Foreign currency translation adjustment	10.6

Balance as of December 31, 2002	$3,883.5

Intangible assets at December 31, 2002 included intangible assets subject to amortization. Intangible assets subject to amortization at December 31, 2002 consisted of reacquired franchise rights that are amortized over 10 to 20 years. Amortization expense for the year ended December 31, 2002 was $1.7 million. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is projected to be approximately $2.4 million per year through 2007. As acquisitions and dispositions occur in the future, and as purchase price allocations are finalized, these amounts may vary.

Following are the Company’s intangible assets at December 31,:

	2001	2002
Gross value of intangible assets subject to amortization	$13.8	$29.0
Accumulated amortization	(3.7)	(1.6)

Intangible assets subject to amortization, net	$10.1	$27.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 3—2000 and 2001 Special Item Charges

During the fourth quarter of 2000, the Company determined that the carrying value of certain hardware and capitalized software components of its new media business, primarily related to the e-commerce portion of blockbuster.com, exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, the Company recorded an impairment charge of approximately $31.6 million. This charge is included in depreciation expense in the Consolidated Statements of Operations for the year ended December 31, 2000.

During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVDs and other strategic product offerings. This plan was completed by December 31, 2001. The Company initiated this plan with the goal of optimizing its stores’ revenues and gross profit based on an evaluation of the Company’s product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. Based on the Company’s evaluation, and in connection with the resulting plan, the Company disposed of approximately 30% of its VHS rental library in its stores, certain VHS merchandise inventory primarily located in its distribution center and certain games from its rental library in its stores. These activities resulted in non-cash charges of $184.1 million to cost of rental revenues and $11.8 million to cost of merchandise sold recorded in 2001, which reflected the net book value of the disposed library and inventory items, net of proceeds. The Company also recorded a charge of $26.9 million in incremental selling, general and administrative expenses during 2001, primarily related to (i) labor incurred during 2001 to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of the Company’s marketing and new media operations. During 2002, the Company reduced its estimate of severance charges by $2.5 million. As of December 31, 2002, $1.3 million remained as an accrual for severance related to this special item charge. Additionally, during 2001, the Company recorded charges of $2.6 million and $1.9 million ($1.1 million, net of tax) in depreciation expense related to the plan for the write-off of fixed assets and equity in income (loss) of affiliated companies for the adoption of a similar re-merchandising plan by one of the Company’s joint venture operations, respectively.

Note 4—Change in Accounting Estimates for Rental Library

In connection with the strategic re-merchandising plan discussed in Note 3, and as discussed in Note 1, Blockbuster re-evaluated and changed the accounting estimates related to its rental library, including residual values and useful lives. These changes in estimates reflected the impact of changes in the Company’s rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which led to a reduction in the average selling value of the Company’s previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimates, cost of rental revenues was $141.7 million higher, net loss was $90.1 million higher and net loss per share was $0.51 higher for the year ended December 31, 2001.

Note 5—Stock Option Plans

On July 15, 1999, Blockbuster’s Board of Directors adopted the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (the “Plan”) for the benefit of its employees and directors. An aggregate of 25.0 million shares of class A common stock was reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. The purpose of the Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

motivating them to continue to make such contributions in the future. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted in 2000, 2001 and 2002 generally vest over a four-year period from the date of grant and generally expire ten years after the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002
Expected dividend yield (a)	1.0%	0.3%	0.4%
Expected stock price volatility	45.0%	52.0%	60.0%
Risk-free interest rate	6.1%	5.0%	4.4%
Expected life of options (years)	7.0	7.0	7.0

(a)	Management’s current intention is to pay dividends of $0.02 per share each quarter on both class A common stock and class B common stock.

The weighted-average fair value of each option as of the grant date was $5.63, $10.00 and $12.13 in 2000, 2001 and 2002, respectively.

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plan:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 1999	11,235,479	$14.99
Granted	4,695,235	11.04
Exercised	—	—
Cancelled	2,235,173	14.47

Balance at December 31, 2000	13,695,541	13.72
Granted	5,274,808	17.43
Exercised	1,833,057	14.18
Cancelled	1,725,648	14.07

Balance at December 31, 2001	15,411,644	14.90
Granted	5,135,379	19.81
Exercised	2,790,719	14.06
Cancelled	1,208,050	15.39

Balance at December 31, 2002	16,548,254	$16.53

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$11 to 15	7,532,336	6.9	$13.63	3,184,649	$13.86
17 to 20	8,190,718	9.1	18.33	930,746	17.41
23 to 28	825,200	9.3	25.09	6,300	24.05

	16,548,254			4,121,695

Viacom’s Long-Term Incentive Plan

Certain of the Company’s employees have been granted Viacom stock options under Viacom’s Long-Term Incentive Plans (the “Viacom Plans”). The purpose of the Viacom Plans is to benefit and advance the interests of Viacom by rewarding certain key employees for their contributions to the financial success of Viacom and thereby motivating them to continue to make such contributions in the future. The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three to six-year period from the date of grant and expire ten years after the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no Viacom stock options were granted to Blockbuster employees in 2000):

	2001	2002
Expected dividend yield (b)	—	—
Expected stock price volatility	33.7%	36.9%
Risk-free interest rate	5.0%	4.9%
Expected life of options (years)	6.1	6.7

(b)	Viacom has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of doing so.

The weighted-average fair value of each option as of the grant date was $23.71 and $18.62 in 2001 and 2002, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 1999	2,473,994	$18.74
Granted	—	—
Exercised	409,440	15.78
Cancelled	119,320	20.77

Balance at December 31, 2000	1,945,234	19.24
Granted	755,000	44.71
Exercised	223,331	16.61
Cancelled	142,514	28.34

Balance at December 31, 2001	2,334,389	27.17
Granted	135,000	39.50
Exercised	502,583	16.29
Cancelled	61,122	35.25

Balance at December 31, 2002	1,905,684	$30.66

The following table summarizes information concerning currently outstanding and exercisable Viacom stock options held by Blockbuster employees at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$10 to 14.99	26,329	2.7	$13.79	26,329	$13.79
15 to 19.99	677,367	4.3	15.48	677,367	15.48
30 to 34.99	346,988	5.6	30.56	346,988	30.56
35 to 39.99	115,000	9.1	39.50	—	—
40 to 44.99	640,000	8.8	42.04	20,000	42.69
55 to 59.99	100,000	8.1	55.20	28,750	55.20

	1,905,684			1,099,434

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 6—Accrued Expenses

The Company’s accrued expenses consist of the following:

	At December 31,
	2001	2002
Accrued compensation	$89.5	$106.6
Accrued revenue sharing	135.2	115.2
Accrued gift card liability	121.8	123.8
Accrued taxes other than income taxes	61.4	67.5
Store closure reserves	10.5	10.6
Accrued Music liabilities (see Note 7)	10.3	9.5
Accrued Wherehouse lease guarantee obligations (see Note 10)	—	18.7
Deferred revenue	33.8	44.8
Fair value of interest rate swaps payable to Viacom (see Note 8)	13.7	10.3
Accrued legal	26.1	13.3
Other	48.1	62.3

	$550.4	$582.6

Note 7—Related Party Transactions

Effective with Blockbuster’s initial public offering in 1999, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with certain cash management, accounting, management information systems, legal, financial, tax and other services. These services may change upon agreement between Viacom and the Company, and the fee for these services could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $1.8 million for each of the years ended December 31, 2000, 2001 and 2002.

Viacom paid insurance premiums on behalf of the Company for a limited number of the Company’s property and life insurance policies. The Company’s reimbursements to Viacom for insurance expense related to these policies were $2.0 million, $2.6 million and $4.2 million for the years ended December 31, 2000, 2001 and 2002, respectively, and is reflected as a component of the Company’s total insurance expense within general and administrative expenses in the Consolidated Statements of Operations. See Note 11 for pension plan and additional employee benefit costs charged by Viacom to the Company.

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain videocassettes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”) and Showtime Networks, Inc. (“Showtime”), subsidiaries of Viacom. Total purchases from Paramount were $129.9 million, $127.2 million and $139.5 million for the years ended December 31, 2000, 2001 and 2002, respectively. Total purchases from Showtime were $4.2 million, $4.1 million and $3.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company also purchases certain home video games from Midway Games, Inc. (“Midway”), a related party of Viacom. Total amounts paid for purchases from Midway were $5.6 million, $3.8 million and $12.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In addition, some studios allow the Company to direct a significant amount of their home video advertising expenditures. The Company received $3.5 million, $8.8 million and $4.1 million from Paramount in 2000, 2001 and 2002, respectively, related to this arrangement. These amounts have been recorded as reductions to the Company’s advertising expenses during the periods presented as they reflect reimbursements of costs actually incurred.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 2000, 2001 and 2002 approximately $32.9 million, $75.9 million and $68.7 million, respectively, of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates as a percentage of the Company’s total advertising expenses were 15.3%, 34.4% and 27.6% for 2000, 2001 and 2002, respectively.

In 1999, the Company entered into a U.S. promotional and customer database services and licenses agreement with MTV Networks (“MTVN”), a business unit of Viacom. Pursuant to this agreement, for one year, Blockbuster agreed to provide certain promotional and database services to MTVN and grant a U.S. license to MTVN to use the Company’s U.S. customer database internally and/or sublicense the database for internal use to affiliates of MTVN that are direct or indirect wholly-owned subsidiaries of Viacom and to MTVi Group, L.P. and its direct and indirect affiliates for internal use. In return, MTVN paid Blockbuster $18.0 million. MTVN had an option to extend in perpetuity the license to use the customer database. Blockbuster had recognized revenue from this transaction over the estimated useful life of the agreement, which was expected to exceed one year. Accordingly, Blockbuster recognized $1.9 million in 1999 and $3.8 million in the first two quarters of 2000. During the third quarter of 2000, MTVN elected not to exercise this option and, as a result, Blockbuster has no further obligation to MTVN. Accordingly, the remaining deferred revenue of $12.3 million was recognized in the third quarter of 2000 and is reflected in “Other revenues” in the Consolidated Statements of Operations for the year ended December 31, 2000.

In conjunction with the sale by Viacom of Blockbuster Music (“Music”) to Wherehouse Entertainment, Inc. (“Wherehouse”), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $9.5 million remains in current liabilities at December 31, 2002.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement. See Note 8 for further details on these interest rate swaps.

The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999, the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. See Note 9 for further details on the tax matters agreement.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 8—Credit Agreement and Other Debt

On June 21, 1999, Blockbuster entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. The Company had $600.0 million of available borrowing capacity under the long-term revolver at December 31, 2002. In addition, the Company paid down $190.0 million under the term loan during 2002, leaving an outstanding balance of $410.0 million at December 31, 2002. The reduction of the banks’ commitment under the long-term revolver and the payments made under the term loan effectively reduced the borrowing capacity under the Blockbuster Credit Agreement to $1.0 billion. Blockbuster has the ability with its available borrowing capacity under the long-term revolver to extend the maturities of the current portion of its term loan. The Company intends to utilize this available borrowing capacity to extend the maturities of $150.0 million of the current portion of its term loan from 2003 to 2004. Accordingly, Blockbuster has classified these amounts as long-term in its Consolidated Balance Sheet at December 31, 2002.

Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at December 31, 2002 for borrowings under the Blockbuster Credit Agreement, including the effects of the Company’s interest rate swaps, was 6.2%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2002).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2002, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The Company’s effective interest rates also include the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps are currently 6.26% and 6.37%, respectively. The swaps are subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of the Company’s outstanding common stock or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At December 31, 2002 the fair value of the interest rate swaps was a liability of $10.3 million.

Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. The borrowing capacity under these lines was reduced to $45.0 million in 2002.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Blockbuster also has additional lines of credit that were previously held by its joint venture in Italy, which Blockbuster purchased in the fourth quarter of 2002 (see Note 13). These lines of credit carry interest rates ranging from 0.3% to 0.7% over EURIBOR and an aggregate borrowing capacity of approximately 21.0 million euros (or approximately $21.8 million as of December 31, 2002). There were no outstanding amounts under these lines of credit at December 31, 2001 and $21.2 million outstanding under these lines of credit in 2002.

In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. The Company had $14.8 million and $7.5 million outstanding under this financing at December 31, 2001 and 2002, respectively.

Short-term debt consists of the following:

	At December 31,
	2001	2002
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	$6.4	$3.6
Current maturities of term loan, interest rate of 5.7% at December 31, 2001 and 6.2% at December 31, 2002, payable in quarterly installments beginning April 2002	150.0	85.0
Current maturities of all other obligations	1.4	21.2

Total current portion of long-term debt	$157.8	$109.8

Long-term debt, excluding current maturities, consists of the following:

	At December 31,
	2001	2002
Term loan, interest rate 5.7% at December 31, 2001 and 6.2% at December 31, 2002 due in quarterly installments beginning April 2002	$450.0	$325.0
Equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	8.4	3.9
All other obligations	—	—

Total long-term debt	$458.4	$328.9

Scheduled maturities on debt are as follows:

2003	$259.8
2004	178.1
2005	0.8
2006	—
2007	—
2008 and thereafter	—

Total	$438.7

Interest expense related to capital leases was $13.9 million, $12.5 million and $11.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. See Note 10 for further information regarding capital lease obligations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 9—Income Taxes

The Company is included in consolidated federal, state and local income tax returns filed by Viacom. However, the tax benefit (provision) reflected in the Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999, the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, as long as Viacom’s ownership is at least 80% of the total voting power of the stock and 80% of the total value of the stock. As of December 31, 2002, Viacom owned common stock representing approximately 80.4% of our equity value and approximately 95.3% of the combined voting power of our outstanding common stock. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the Viacom group. The current income tax liabilities for the periods presented prior to the Company’s initial public offering were paid by Viacom. Any tax losses generated by the Company prior to the initial public offering have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in Viacom’s net equity investment in the Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, the Company is solely responsible for all tax adjustments to the Company’s federal and state returns. Additionally, all periods subsequent to August 1999 are open for audit. Currently, the Internal Revenue Service is in the process of completing audits for the tax years ending December 31, 1997 through May 4, 2000.

With respect to tax attributes such as net operating losses, tax credits and capital losses, the Company will have the right of reimbursement or offset, which will be determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. Included in the Receivable from Viacom in the accompanying Consolidated Balance Sheets are income tax receivables of $94.5 million and $23.0 million as of December 31, 2001 and 2002, respectively. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used by the Company.

The Company’s tax effected net operating loss carryforwards and other tax attributes at December 31, 2002 are primarily attributable to foreign ($31.1 million) subsidiaries. These losses are subject to certain restrictions and limitations in accordance with domestic and foreign tax laws. The tax matters agreement dated August 16, 1999 between the Company and Viacom Inc. required the Company to surrender all or a portion of its United Kingdom tax loss carryovers generated by the Company to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified the Company that the conditions pursuant to which Viacom would require the Company to surrender the losses were no longer applicable and, therefore, Viacom would not request the Company to surrender its United Kingdom tax loss carryovers. Accordingly, the Company reduced the valuation allowance related to these tax loss carryovers by $8.7 million as it is now more likely than not that these tax loss carryovers will be utilized by the Company in the future. Additionally, during 2001, the Company reduced the valuation allowance related to net operating loss carryforwards attributed to Mexico by $10.6 million due to continued and projected profitability in Mexico. For other foreign jurisdictions, the Company maintains a valuation allowance as the Company believes that it is more likely than not that these tax benefits will not be

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

realized. In addition, the Company did not recognize a benefit for losses recognized in certain foreign jurisdictions in the Company’s 2000, 2001 and 2002 tax provisions as it is currently more likely than not that the benefit will not be realized. Of the total tax effected foreign net operating loss carryforwards, $22.7 million will expire between 2002 and 2010, and $8.4 million has no expiration.

Income (loss) before income taxes are attributable to the following jurisdictions:

	Year Ended December 31,
	2000	2001	2002
United States	$(32.1)	$(251.6)	$254.5
Foreign	0.3	(45.3)	40.1

Total	$(31.8)	$(296.9)	$294.6

Components of the income tax benefit (provision) are as follows:

	Year Ended December 31,
	2000	2001	2002
Current:
Federal	$86.1	$(28.5)	$(75.4)
State and local	7.9	(16.6)	(11.8)
Foreign	(3.2)	(6.6)	(4.0)

	90.8	(51.7)	(91.2)
Deferred	(136.2)	107.8	(11.8)

Total	$(45.4)	$56.1	$(103.0)

In 2001 and 2002, $5.8 million and $11.5 million, respectively, of income tax benefit was recorded as an increase to stockholders’ equity as a result of exercised stock options.

Income (loss) accounted for under the equity method of accounting is shown net of tax in the Consolidated Statements of Operations. Included in equity in income (loss) of affiliated companies, net of tax of $1.3 million (2000), $0.5 million (2001) and $(2.2) million (2002) are a tax provision of $0.8 million for 2000, a tax provision of $0.4 million for 2001 and a tax benefit of $1.6 million for 2002.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on income (loss) before income taxes are shown as benefit (provision) as follows:

	Year Ended December 31,
	2000	2001	2002
Statutory U.S. tax rate	35.0%	35.0%	(35.0)%
Amortization of non-deductible goodwill	(183.6)	(20.2)	—
State and local taxes, net of federal tax benefit	4.6	4.1	(4.9)
Effect of foreign operations	(2.6)	(1.8)	2.4
Foreign valuation allowance release	—	3.6	3.0
Other, net	3.8	(1.8)	(0.5)

Effective tax rate	(142.8)%	18.9%	(35.0)%

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following is a summary of the deferred tax accounts in accordance with SFAS 109, “Accounting for Income Taxes”:

	Year Ended December 31,
	2001	2002
Deferred tax assets:
Reserves and accrued liabilities	$42.3	$51.6
Book-tax basis differences in investments	21.3	21.8
Net operating loss carryforwards and other tax attributes	70.7	64.2

Total deferred tax assets	134.3	137.6
Less valuation allowance	(80.5)	(66.4)

Net deferred tax assets	53.8	71.2

Deferred tax liabilities:
Deferred expenses	(6.5)	(5.2)
Book-tax basis differences in rental library and other assets	(165.3)	(187.2)

Total deferred tax liabilities	(171.8)	(192.4)

Total net deferred tax liabilities	$(118.0)	$(121.2)

Note 10—Commitments and Contingencies

The Company has long-term non-cancelable lease commitments for various real and personal property and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

At December 31, 2002, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2003	$548.5	$32.4
2004	464.4	27.0
2005	371.0	22.5
2006	279.3	16.9
2007	188.5	11.4
2008 and thereafter	588.1	25.2

Total minimum lease payments	$2,439.8	135.4

Less amount representing interest		32.6

Present value of net minimum payments		$102.8

Rent expense was $475.9 million, $498.1 million and $540.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. Subtenant rental income was $12.5 million, $12.6 million and $12.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $62.7 million.

In October 1998, Music stores were sold to Wherehouse. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to the Company by Wherehouse in connection with its bankruptcy, the Company has estimated that it is contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents its estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, the Company does not currently expect to have to perform under the related guarantees.

Pursuant to a tax matters agreement entered into between the Company and Viacom effective as of the consummation of the initial public offering, the Company is generally responsible for, among other things, any taxes imposed on Viacom or its subsidiaries as a result of a split-off or other similar transaction failing to qualify as a tax-free transaction on account of any breach of the Company’s representations or agreements or any action or failure to act by the Company or any transactions involving the Company’s assets, stock or business (regardless of whether such transaction is within its control) following a split-off or similar transaction.

In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. They asserted, among other things, that Blockbuster, Viacom and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of Blockbuster and the other defendants. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster and the same defendants. In January 2002, the California court denied the plaintiffs’ request for class certification, and the plaintiffs have appealed that decision to a California appellate court. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

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

Blockbuster is a defendant in lawsuits filed by customers in state courts in Illinois, California, Ohio, Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Pennsylvania between February 1999 and August 2001. These cases allege common law and statutory claims for fraud and/or deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. There are currently 18 lawsuits pending, 17 of which are putative class action lawsuits. In April 2001, Blockbuster reached a preliminary settlement in two of the Texas cases which provides for a national settlement class and does not admit liability. In January 2002, the Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits, including those in Maryland, Texas, New York, New Jersey, Delaware, Massachusetts, Washington, D.C., Florida and Pennsylvania. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties have appealed to the Beaumont Court of Appeals objecting to the settlement, and one of the appellants has also appealed the December 2002 orders. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration, but the appellate court sent the matter back to the trial court for further rulings. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster and granted summary judgment on all claims in the one case pending that is not a putative class action. Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

Blockbuster is a defendant in four Canadian lawsuits filed by customers in Ontario, Quebec, British Columbia and Saskatchewan between July 2001 and July 2002 concerning extended viewing fee policies in Canada. These four cases allege similar claims as those alleged in the U.S. cases. In February 2003, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The remaining two cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On December 31, 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. Blockbuster believes the plaintiff’s position is without merit and intends to vigorously defend itself.

On February 11, 2003, February 23, 2003, and March 18, 2003, John Reynolds, Eva Crescente, and James D. Connors, respectively, each filed a putative class action complaint in the United States District Court

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster, John Antioco, and Nigel Travis are named as defendants in the three lawsuits. On February 14, 2003, Ronald A. Young filed a shareholder derivative action in the United States District Court for the Northern District of Texas naming John Antioco, Dean Wilson, Nigel Travis, Jim Notarnicola, Edward Stead, Mike Roemer, Nick Shepherd, Chris Wyatt, Larry Zine and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action, adds common law breach of fiduciary duties against the individual defendants, and extends the relevant time period back to February 12, 2002. On March 5, 2003, Elizabeth French filed a shareholder derivative action in the 160th Judicial District Court for Dallas County, Texas naming John Antioco, Ed Stead, Larry Zine and one other Blockbuster director who is also a director of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. Blockbuster’s responses have not yet been filed to these lawsuits. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

In December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records, under which Blockbuster agreed to conduct a self-audit and implement appropriate compensatory payments.

During the third quarter of 2001 and fourth quarter of 2002, the Company recorded $32.9 million and $10.8 million, respectively, in operating expenses related to certain of the litigation items described above. In connection with the dismissal of the Wage and Hour Lawsuit discussed above, the Company reduced its initial accrual, recorded as a special item charge in the third quarter of 2001, by $3.4 million in 2002. The Company’s estimates of future costs are subject to change if and as circumstances change and additional information becomes available.

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

During the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. As of December 31, 2001 and 2002, respectively, the franchisee had $7.5 million and $7.0 million outstanding under this note.

Note 11—Pension Plans and Other Employee Benefits

Viacom has a noncontributory defined benefit pension plan in which the Company’s employees were covered through December 31, 1999. Effective January 1, 2000, Blockbuster ceased to be a participating employer in Viacom’s pension plan. The Company’s employees were also offered participation in Viacom’s 401(k) savings plan through April 1999. At that time, the Company set up its own 401(k) savings plan that generally mirrors the Viacom 401(k) savings plan. Account balances in the Viacom plan were transferred to the new Blockbuster 401(k) savings plan. Through June 30, 2000, the Company invested matching contributions in Viacom’s class B Common Stock. On July 1, 2000, the Company began investing matching contributions in Blockbuster’s class A common stock.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Company incurred pension and 401(k) savings plan expenses of $1.6 million, $2.9 million and $4.4 million for the years ended December 31, 2000, 2001 and 2002, respectively, which related to the plans discussed above.

Note 12—Sales of Store Operations to Franchisees

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

In 2002, Blockbuster sold certain stores to franchisees for $1.9 million. As a result of these sales, Blockbuster received $1.9 million in cash and recognized a net gain of $0.8 million as a reduction of general and administrative expenses.

Note 13—Acquisitions

During 2000, the Company acquired several businesses that own and operate videocassette rental stores. The aggregate cost, consisting of cash consideration and notes, for these businesses approximated $33.7 million for the year ended December 31, 2000, and was primarily allocated to video rental library, property and equipment and intangible assets. The Company did not acquire any businesses that own and operate videocassette rental stores in 2001.

During 2002, the Company acquired several businesses in the United States that operate entertainment related stores and primarily offer pre-recorded videocassettes, DVDs, as well as video games, for rental and sale. The Company also acquired the second largest games retailer in the United Kingdom and the 51% interest that the Company did not already own in the Company’s joint venture based in Italy including related shareholder loans. The aggregate cost, consisting primarily of cash consideration, for these businesses approximated $106.0 million for the year ended December 31, 2002. Of this amount, $75.8 and $19.0 were allocated to goodwill and intangible assets, respectively, based on the preliminary allocation of the purchase price.

All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immateriality of the acquisitions.

Note 14—Supplemental Cash Flow Information

Cash flows from operating activities included cash payments as follows:

	Year Ended December 31,
	2000	2001	2002
Cash payments for interest	$112.6	$79.4	$45.8

Supplemental schedule of non-cash financing and investing activities:
Notes received from sales of store operations (see Note 12)	$0.9	$1.0	—
Retail stores acquired under capital leases	14.6	14.3	15.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 15—Geographic Area

Information regarding the Company’s operations by geographic area is presented below. The principal geographic areas of the Company’s operations are the United States and Europe. Operations in Latin America, Australia, Canada and Asia are classified in “International-all other.” Intercompany transfers between geographic areas are not significant.

	Year Ended or at December 31,
	2000	2001	2002
Revenues:
United States	$4,003.3	$4,123.2	$4,393.2
Europe	469.7	522.1	643.3
International-all other	487.1	511.4	529.4

Total revenues	$4,960.1	$5,156.7	$5,565.9

Long-lived assets(1):
United States	$1,842.7	$1,421.1	$1,429.0
Europe	167.9	134.9	253.0
International-all other	272.3	213.9	216.8
Corporate Goodwill(2)	5,331.6	5,171.6	3,363.1

Total long-lived assets	$7,614.5	$6,941.5	$5,261.9

(1)	Includes all non-current assets, except the Viacom receivable.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 16—Quarterly Financial Data (unaudited, except total year)

Summarized quarterly financial data for 2001 and 2002 appears below:

	First Quarter(4)	Second Quarter	Third Quarter(1)	Fourth Quarter(2)(3)(5)	Total Year (1)(2)(3)(4)(5)

2001
Revenue	$1,307.9	$1,226.0	$1,264.7	$1,358.1	$5,156.7
Gross profit	$779.2	$739.4	$445.5	$771.9	$2,736.0
Net income (loss)	$4.7	$(15.6)	$(224.9)	$(4.5)	$(240.3)
Net income (loss) per share: basic and diluted	$0.03	$(0.09)	$(1.28)	$(0.03)	$(1.37)

2002
Revenue	$1,326.0	$1,271.0	$1,386.5	$1,582.4	$5,565.9
Gross profit	$798.5	$753.6	$801.7	$853.4	$3,207.2
Income (loss) before cumulative effect of change in accounting principle	$66.0	$41.7	$51.0	$30.7	$189.4
Net income (loss)	$(1,751.0)	$41.7	$51.0	$30.7	$(1,627.6)
Income before cumulative effect of change in accounting principle per share: basic	$0.37	$0.23	$0.28	$0.17	$1.06
Income before cumulative effect of change in accounting principle per share: diluted	$0.37	$0.23	$0.28	$0.17	$1.04
Net income (loss) per share: basic	$(9.88)	$0.23	$0.28	$0.17	$(9.11)
Net income (loss) per share: diluted	$(9.72)	$0.23	$0.28	$0.17	$(8.96)

(1)	As described in Notes 3 and 4 to the Company’s consolidated financial statements, the Company recognized charges of $311.9 million in cost of sales, $40.8 million in incremental selling, general and administrative charges, $2.6 million in depreciation expense and $1.1 million in equity in income (loss) of affiliated companies during the third quarter of 2001 related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings and a change in accounting estimates related to the Company’s rental library.
(2)	As described in Notes 3 and 4 to the consolidated financial statements, the Company recognized charges of $25.7 million in cost of sales, $13.7 million in incremental selling, general and administrative charges and $0.8 million in equity in income (loss) of affiliated companies during the fourth quarter of 2001 related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings and a change in accounting estimates related to our rental library. The results for the fourth quarter include reductions of $9.6 million in cost of rental revenues and $4.3 million in cost of merchandise sold, from the existing amounts reported in the third quarter. The full year amounts reflect the actual impact of the Company’s re-merchandising plan.
(3)	As described in Note 3, the Company recognized an impairment charge of $31.6 million in the fourth quarter of 2000 related to the impairment of certain hardware and capitalized software costs in its new media segment. This charge is reflected in depreciation expense.
(4)	As discussed in Note 2, during the first quarter of 2002, the Company adopted SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required reduction of the Company’s goodwill by $1.82 billion.
(5)	As described in Note 10, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 which represents its estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated that it will vacate. This charge is reflected in general and administrative expense.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item regarding our directors is set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the heading “Election of Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this item is set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the heading “Executive Compensation,” which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings “Executive Compensation—Report of the Senior Executive Compensation Committee on Executive Compensation” and “Comparative Performance Graph” is not incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2002, concerning shares of Blockbuster class A common stock authorized for issuance under all of Blockbuster’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	16,548,254	$16.53	3,895,790	(1)
Equity compensation plans not approved by stockholders	—	n/a	17,500	(2)

Total	16,548,254	$16.53	3,913,290

(1)	This number includes 3,827,970 shares reserved for issuance under the Blockbuster 1999 Long-Term Management Incentive Plan and 67,820 shares available for issuance to outside directors in payment of a portion of their annual retainer fees. The Blockbuster 1999 Long-Term Management Incentive Plan was approved by Blockbuster’s stockholders at the annual meeting of stockholders held on May 23, 2000. The outside director stock retainer fees were approved by Viacom International Inc., as Blockbuster’s sole stockholder, on July 15, 1999.
(2)

Consists of shares reserved for issuance under the Blockbuster Inc. Chairman’s Award (“Chairman’s Award”). Blockbuster’s board of directors has adopted the Chairman’s Award to encourage and recognize outstanding employee achievement and performance through awards of Blockbuster class A common stock.

Under this program, awards may be given to any employee falling within certain non-management classifications who has served Blockbuster or one of its subsidiaries for a minimum of two years. The awards are based on certain subjective performance criteria. After a nomination process, including review by a selection committee designated from time to time by the Chairman of the Board of Blockbuster, the Chairman may determine which, if any, nominated employees will receive a Chairman’s Award and the number of shares to be awarded at any given time. Subject to certain limitations, the Chairman also has the authority to specify such other terms and conditions as he deems necessary and advisable in connection with any award. The total aggregate number of shares of Blockbuster class A common stock that may be issued pursuant to the Chairman’s Award is 22,500. Shares issued for awards may be issued from authorized but unissued shares, treasury shares, or with shares purchased on the open market. Subject to any requirements imposed by law or the rules of any applicable stock exchange, the Blockbuster board of directors may at any time and from time to time alter, amend, suspend or terminate the Chairman’s Award in whole or in part.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is set forth in our Proxy Statement for our 2003 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.    Controls and Procedures.

Within 90 days prior to the date of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements.

The financial statements of the Company filed as part of this report on Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, on page 52.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the Consolidated Financial Statements or Notes thereto under Part II, Item 8 of this Form 10-K.

3. Exhibits.

The exhibits listed in Item 15(c) of this Part IV are filed or incorporated by reference as part of this Form 10-K.

(b)	Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

(c)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

3.2	Bylaws of Blockbuster Inc.(2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

10.1	Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc.(3)

10.2	Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.3	Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.4	Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.5	Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.6	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999.(1)(10)

10.7	Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated December 21, 2001.(5)(10)

10.8	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999.(5)(10)

10.9	Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27, 1999.(4)(10)

10.10	Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated December 18, 2000.(4)(10)

10.11	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis.(7)(10)

10.12	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999.(4)(10)

10.13	Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999.(2)(10)

10.14	Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999.(2)(10)

10.15	Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(10)

10.16	Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(10)

10.17	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

10.18	Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(6)

10.19	Blockbuster Inc. Excess Investment Plan.(8)(10)

10.20	Amendment No. 1 to Initial Public Offering and Split-Off Agreement, dated as of March 25, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(9)

10.21	Description of Compensation Arrangements for Independent Directors.(9)(10)

21.1	List of Subsidiaries of Blockbuster Inc.(9)

23.1	Consent of PricewaterhouseCoopers LLP.(9)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-8 (333-103198) filed on February 13, 2003, and incorporated herein by reference.
(9)	Filed herewith.
(10)	The exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO
John F. Antioco Chairman of the Board and Chief Executive Officer

Date:	March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN F. ANTIOCO John F. Antioco	Chairman of the Board andChief Executive Officer (Principal Executive Officer)	March 26, 2003

By:	/s/ LARRY J. ZINE Larry J. Zine	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 26, 2003

By:	/s/ RICHARD J. BRESSLER Richard J. Bressler	Director	March 26, 2003

By:	/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	March 26, 2003

By:	/s/ LINDA GRIEGO Linda Griego	Director	March 26, 2003

By:	/s/ MEL KARMAZIN Mel Karmazin	Director	March 26, 2003

By:	/s/ JOHN L. MUETHING John L. Muething	Director	March 26, 2003

By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone	Director	March 26, 2003

CERTIFICATIONS

I, John F. Antioco, certify that:

1.	I have reviewed this annual report on Form 10-K of Blockbuster Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ John F. Antioco
John F. Antioco
Chairman of the Board and Chief Executive Officer

I, Larry J. Zine, certify that:

1.	I have reviewed this annual report on Form 10-K of Blockbuster Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Larry J. Zine
Larry J. Zine
Executive Vice President, Chief Financial Officerand Chief Administrative Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

3.2	Bylaws of Blockbuster Inc.(2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

10.1	Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc.(3)

10.2	Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.3	Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.4	Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.5	Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.6	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999.(1)(10)

10.7	Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated December 21, 2001.(5)(10)

10.8	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999.(5)(10)

10.9	Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27, 1999.(4)(10)

10.10	Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated December 18, 2000.(4)(10)

10.11	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis.(7)(10)

10.12	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999.(4)(10)

10.13	Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 1, 1999.(2)(10)

10.14	Amendment to the Employment Agreement between Blockbuster Entertainment Group, a business unit of Viacom Inc., and Larry Zine, dated April 2, 1999.(2)(10)

10.15	Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(10)

10.16	Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(10)

10.17	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

10.18	Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(6)

10.19	Blockbuster Inc. Excess Investment Plan.(8)(10)

10.20	Amendment No. 1 to Initial Public Offering and Split-Off Agreement, dated as of March 25, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(9)

10.21	Description of Compensation Arrangements for Independent Directors.(9)(10)

21.1	List of Subsidiaries of Blockbuster Inc.(9)

23.1	Consent of PricewaterhouseCoopers LLP.(9)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-8 (333-103198) filed on February 13, 2003, and incorporated herein by reference.
(9)	Filed herewith.
(10)	The exhibit is a management contract or compensatory plan or arrangement.