Form 10-Q
period 2003-03-31
BLOCKBUSTER INC
filed 2003-05-14
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of common stock outstanding at May 1, 2003:

Class A common stock, par value $.01 per share: 35,763,744

Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2002	2003
Revenues:
Rental revenues	$1,110.1	$1,195.5
Merchandise sales	193.7	298.9
Other revenues	22.2	23.4

	1,326.0	1,517.8

Cost of sales:
Cost of rental revenues	374.3	383.8
Cost of merchandise sold	153.2	247.9

	527.5	631.7

Gross profit	798.5	886.1

Operating expenses:
Selling, general and administrative	623.2	675.7
Depreciation	55.5	61.4
Amortization of intangibles	0.4	0.3

	679.1	737.4

Operating income	119.4	148.7
Interest expense	(12.6)	(10.7)
Interest income	1.1	0.8
Other items, net	(1.7)	(0.4)

Income before income taxes	106.2	138.4
Provision for income taxes	(40.4)	(52.8)
Equity in income (loss) of affiliated companies, net of tax	0.2	(0.7)

Income before cumulative effect of change in accounting principle	66.0	84.9
Cumulative effect of change in accounting principle, net of tax	(1,817.0)	(4.4)

Net income (loss)	$(1,751.0)	$80.5

Income per share before cumulative effect of change in accounting principle:
Basic and diluted	$0.37	$0.47

Cumulative effect of change in accounting principle per share:
Basic	$(10.25)	$(0.02)

Diluted	$(10.08)	$(0.02)

Net income (loss) per share:
Basic	$(9.88)	$0.45

Diluted	$(9.72)	$0.45

Weighted-average shares outstanding:
Basic	177.3	179.6

Diluted	180.2	180.1

Cash dividends per common share	$0.02	$0.02

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152.5	$133.7
Receivables, less allowances of $7.4 and $8.7 for 2002 and 2003, respectively	184.8	160.3
Merchandise inventories	452.1	366.6
Prepaid assets and other current assets	169.5	151.7

Total current assets	958.9	812.3

Rental library	423.1	358.7
Receivable from Viacom, net	23.0	—
Property and equipment, net	874.9	842.7
Intangibles, net	27.4	27.2
Goodwill	3,883.5	3,885.1
Other assets	53.0	55.0

	$6,243.8	$5,981.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757.0	$423.0
Accrued expenses	582.6	528.2
Current portion of long-term debt	109.8	211.0
Current portion of capital lease obligations	23.0	21.9
Payable to Viacom, net	—	18.9
Deferred taxes	5.2	5.2

Total current liabilities	1,477.6	1,208.2

Long-term debt, less current portion	328.9	253.2
Capital lease obligations, less current portion	79.8	76.4
Deferred taxes	116.0	124.2
Other liabilities	74.5	72.2

	2,076.8	1,734.2

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 35.6 and 35.7 shares issued and outstanding for 2002 and 2003, respectively	0.4	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,220.8	6,217.7
Retained deficit	(1,954.7)	(1,874.3)
Accumulated comprehensive loss	(100.9)	(98.4)

Total stockholders’ equity	4,167.0	4,246.8

	$6,243.8	$5,981.0

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,751.0)	$80.5
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	55.9	61.7
Rental amortization	230.1	277.2
Cumulative effect of change in accounting principle	1,817.0	4.4
Deferred taxes	4.0	8.6
Other	1.1	0.7
Change in operating assets and liabilities:
Decrease in receivables	2.3	25.0
Decrease in receivable from/increase in payable to Viacom	28.5	41.9
(Increase) decrease in merchandise inventories	(29.3)	86.8
Decrease in prepaid and other assets	8.1	0.6
Decrease in accounts payable	(43.2)	(338.1)
Decrease in accrued expenses and other liabilities	(101.9)	(64.0)

Net cash flow provided by operating activities	221.6	185.3

Cash flows from investing activities:
Rental library purchases	(196.5)	(199.4)
Capital expenditures	(13.9)	(23.7)
Proceeds from notes receivable	1.1	1.7
Investments in affiliated companies	0.6	—

Net cash flow used for investing activities	(208.7)	(221.4)

Cash flows from financing activities:
Proceeds from credit agreement	—	110.0
Repayments on credit agreement	—	(80.0)
Repayments on other notes	(1.9)	(4.5)
Net proceeds from the exercise of stock options	20.7	0.5
Cash dividends	(3.5)	(3.6)
Capital lease payments	(5.8)	(6.0)

Net cash flow provided by financing activities	9.5	16.4

Effect of exchange rate changes on cash	(1.0)	0.9

Net increase (decrease) in cash and cash equivalents	21.4	(18.8)
Cash and cash equivalents at beginning of period	200.2	152.5

Cash and cash equivalents at end of period	$221.6	$133.7

Supplemental cash flow information:
Cash payments for interest	$14.4	$13.5
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$3.1	$1.5

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets, including goodwill, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 14.4 million and 15.7 million shares of class A common stock were outstanding as of March 31, 2002 and 2003, respectively. Because their inclusion would be anti-dilutive, 0.4 million and 13.0 million options for the quarters ended

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

March 31, 2002 and 2003, respectively, were excluded from the computation of the weighted-average shares for diluted EPS. The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2002	2003
Weighted-average shares for basic EPS	177.3	179.6
Incremental shares for stock options	2.9	0.5

Weighted-average shares for diluted EPS	180.2	180.1

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of comprehensive income (loss) impacting the Company. The balances in accumulated comprehensive loss consist of the following:

	At December 31, 2002	At March 31, 2003
Fair value of interest rate swaps, net of deferred taxes	$(6.3)	$(2.3)
Accumulated foreign currency translation adjustment	(94.6)	(96.1)

Accumulated comprehensive loss	$(100.9)	$(98.4)

Comprehensive income (loss) for the three months ended March 31, was as follows:

	2002	2003
Net income (loss)	$(1,751.0)	$80.5
Change in fair value of interest rate swaps, net of deferred taxes	2.7	4.0
Foreign currency translation adjustment	(8.9)	(1.5)

Total comprehensive income (loss)	$(1,757.2)	$83.0

Stock Option Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom Inc. (“Viacom”) issue options at exercise prices at least equal to the market value at the date of grant.

The following table shows Blockbuster’s net income (loss) for the three months ended March 31, 2002 and 2003, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

employees been determined based upon the fair value at the grant date or awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

	2002	2003
Pro forma net income (loss):
Reported net income (loss)	$(1,751.0)	$80.5
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.0)	(4.2)

Pro forma net income (loss)	$(1,756.0)	$76.3

Net income (loss) per share:
Basic	$(9.88)	$0.45

Basic – pro forma	$(9.90)	$0.42

Diluted	$(9.72)	$0.45

Diluted – pro forma	$(9.74)	$0.42

Note 2—Changes in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge was recorded as a cumulative effect of change in accounting principle, net of tax, in the Company’s consolidated statement of operations for the three months ended March 31, 2002.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs.

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from the Company’s stores upon their future closure. A discounted liability of $10.8 million is included in other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2003.

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the three months ended March 31, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in the first quarter of 2002 were not material to net income or EPS.

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $38.3 million and $12.3 million for the three months ended March 31, 2002 and 2003, respectively.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $15.3 million and $3.4 million for the three months ended March 31, 2002 and 2003, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4—Credit Agreement

On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first quarter of 2003, the Company paid down $60.0 million under the term loan, leaving an outstanding balance of $350.0 million at March 31, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the Blockbuster Credit Agreement to $950.0 million.

During the first quarter of 2003, the Company borrowed $90.0 million, net, under the long-term revolver. As a result of this borrowing, the Company had $510.0 million of available borrowing capacity under the long-term revolver at March 31, 2003. The Company has the ability with the available borrowing capacity under the long-term revolver to effectively extend the maturities of the current portion of its term loan. The Company intends to utilize this available borrowing capacity to effectively extend the maturities of $150.0 million of the current portion of its term loan from amounts due within the next twelve months to long-term. Accordingly, the Company has classified these amounts as long-term in its Consolidated Balance Sheet at March 31, 2003.

Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

option at the time of borrowing. The weighted-average interest rate at March 31, 2003 for borrowings under the Blockbuster Credit Agreement, including the effect of the Company’s interest rate swap discussed below, was 4.3%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2003).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2003, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first interest rate swap matured in the first quarter of 2003 and the second interest rate swap will mature in September of 2003. The Company’s effective interest rate also includes the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rate of the remaining swap is currently 6.37%. The remaining interest rate swap is subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of the Company’s outstanding common stock, or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The remaining interest rate swap qualifies as a fully effective cash-flow hedging instrument under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”). Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At March 31, 2003, the fair value of the interest rate swap was a liability of $3.8 million.

The Company has two additional lines of credit with banks with an aggregate availability of $45.0 million. The Company also has additional lines of credit that were previously held by its joint venture in Italy, which the Company purchased in the fourth quarter of 2002. These lines of credit carry interest rates ranging from 0.3% to 0.7% over EURIBOR and an aggregate borrowing capacity of approximately 21.0 million euros (or approximately $22.5 million as of March 31, 2003). There was $18.6 million outstanding under these lines of credit at March 31, 2003.

Note 5—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to the Company by Wherehouse in connection with its bankruptcy, the Company has estimated that it is contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents its estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

relates to stores Wherehouse has indicated it will continue to occupy and, therefore, the Company does not currently expect to have to perform under the related guarantees. Blockbuster has paid $0.9 million in connection with the lease guaranty obligation through the first quarter of 2003.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in July 2002, judgment was entered in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Blockbuster is a defendant in 18 lawsuits filed by customers in state court in 12 states. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices, and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster is also a defendant in four similar lawsuits filed by customers in Canada. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. An Illinois state court has entered a provisional order certifying plaintiff and defendant classes, subject to further review and final determination. The Texas court has entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation. Two parties have appealed the Texas settlement, and one party has appealed the Texas court orders. In another Illinois case, a federal judge has dismissed litigation because of the Texas settlement. The California state court class claim allegations have also been dismissed because of the Texas settlement and summary judgment has been granted on all claims in the one case pending in California that is not a putative class action. In Canada, plaintiff’s request for class certification has been denied in Ontario and certified in Quebec. Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. Blockbuster believes the plaintiff’s position is without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and

BLOCKBUSTER

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action and extends the relevant time period back to February 12, 2002. In March 2003, Elizabeth French filed a shareholder derivative action in Texas state court naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action in the 160th Judicial District Court for Dallas County, Texas, naming John Antioco, Nigel Travis, James Notarnicola, Edward B. Stead, Dean M. Wilson, Larry J. Zine, Linda Griego, John L. Muething, and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

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

Results of Operations

The following table sets forth consolidated results of operations and other financial data:

	Three Months Ended March 31,
	2002	2003
	(In millions, except margin and worldwide store data)
Statement of Operations Data:
Revenues	$1,326.0	$1,517.8
Cost of sales	527.5	631.7

Gross profit	798.5	886.1
Operating expenses	679.1	737.4

Operating income	119.4	148.7

Interest expense	(12.6)	(10.7)
Interest income	1.1	0.8
Other items, net	(1.7)	(0.4)

Income before income taxes	106.2	138.4

Provision for income taxes	(40.4)	(52.8)
Equity in income (loss) of affiliated companies, net of tax	0.2	(0.7)

Income before cumulative effect of change in accounting principle	66.0	84.9

Cumulative effect of change in accounting principle, net of tax	(1,817.0)	(4.4)

Net income (loss)	$(1,751.0)	$80.5

Cash Flow Data:
Cash flows provided by operating activities (1)	$221.6	$185.3
Cash flows used in investing activities (1)	(208.7)	(221.4)
Cash flows provided by financing activities (1)	9.5	16.4

Other Data:
Depreciation	$55.5	$61.4
Amortization of intangibles	0.4	0.3

Margins:
Rental margin (2)	66.3%	67.9%
Merchandise margin (3)	20.9%	17.1%
Gross margin (4)	60.2%	58.4%

Worldwide Store Data:
Same-store revenues increase (5)	0.2%	5.3%
Total system-wide stores at end of period	8,027	8,617

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	Rental gross profit as a percentage of rental revenues.
(3)	Merchandise gross profit as a percentage of merchandise revenues.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Revenues.    Revenues of $1,517.8 million in the first quarter of 2003 increased $191.8 million, or 14.5%, from $1,326.0 million in the first quarter of 2002. Of the 14.5% increase, 7.9% was attributable to merchandise sales, 6.4% was attributable to rental revenues and the remainder was attributable to the increase in other revenues. The increase in revenues was primarily due to the net increase in the number of company-operated stores of 526 from March 31, 2002 to March 31, 2003 and an increase in worldwide same-store revenues of 5.3%. The increase in worldwide same-store revenues reflects a 6.9% increase in same-store revenues from our domestic operations and a 0.8% decrease in same-store revenues from our international operations. The increase in domestic same-store revenues was primarily due to a 42.6% increase in same-store merchandise sales, primarily due to growth in DVD and game merchandise sales.

Rental Revenues.    Rental revenues are generated from the rental of movies and video games and from any eventual sale of previously rented movies and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our standard domestic rental policy, at the time the product is rented, a customer pays for the initial rental and, pursuant to the terms of our membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or is purchased under the terms of the membership agreement.

During the first quarter of 2003, we offered store-based subscription rental offers, or rental passes, in a limited number of stores. The rental passes allow customers to rent an unlimited number of items during the term of the pass, subject to a limit on the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement. We continue to evaluate our store-based subscription offerings and anticipate extending the offer to additional markets during 2003.

Rental revenues of $1,195.5 million in the first quarter of 2003 increased $85.4 million, or 7.7%, from $1,110.1 million in the first quarter of 2002. The 7.7% increase was attributable to an increase in movie rental revenues, which accounted for 9.5% of the increase, reduced by 1.8% from a decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,
	2002	Percent of Total	2003	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$619.1	55.8%	$438.2	36.7%
DVD Rental Revenues	344.4	31.0%	630.3	52.7%

Total Movie Rental Revenues	$963.5	86.8%	$1,068.5	89.4%
Game Rental Revenues	146.6	13.2%	127.0	10.6%

Total Rental Revenues	$1,110.1	100.0%	$1,195.5	100.0%

The increase in rental revenues was primarily due to the net increase in the number of company-operated stores of 526 and an increase in worldwide same-store rental revenues of 1.1%. The increase in worldwide same-

store rental revenues reflects an increase in domestic same-store rental revenues of 1.9% and a decrease in international same-store rental revenues of 2.6%. Our domestic operations represented 80.2% of our rental revenues in the first quarter of 2003, compared with 81.9% of our rental revenues in the first quarter of 2002.

The 1.1% increase in worldwide same-store rental revenues was primarily due to a 4.3% increase in domestic same-store movie rental revenues, which was offset by a 13.5% decline in worldwide same-store game rental revenues. The increase in domestic same-store movie rental revenues reflects a favorable box office comparison for the movie rental titles released during the first quarter of 2003 compared with movie rental titles released during the first quarter of 2002. The increase in same-store rental revenues also reflects a 3.6% increase in same-store rental revenues from the eventual sale of previously rented product. This 3.6% increase was driven by increases in revenues from the sale of previously rented movies, which were partially offset by a decrease in revenues from the sale of previously rented games. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenues and gross profit from our investment in rental library product.

Movie Rental Revenues.    Movie rental revenues of $1,068.5 million in the first quarter of 2003 increased $105.0 million, or 10.9%, from $963.5 million in the first quarter of 2002. DVD rental revenues continued to increase as a percentage of total rental revenues from 31.0% in the first quarter of 2002 to 52.7% in the first quarter of 2003, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 55.8% in the first quarter of 2002 to 36.7% in the first quarter of 2003.

The increase in overall movie rental revenues was primarily due to a 10.9% increase in rental revenues generated by the rental of movies driven by a favorable box office comparison for the movie rental titles released during the first quarter of 2003 compared with movie rental titles released during the first quarter of 2002. The increase in overall movie rental revenues was also due to a 10.8% increase in revenues from the eventual sale of previously rented movies, which are included in rental revenues. This increase reflects (i) consumer interest in the value that we, unlike traditional retailers, can offer by selling previously rented movies; and (ii) our resulting ability to maximize the revenues and gross profit from our investment in rental library product. The increase in previously rented movie sales also reflects the additional flexibility that we have under our more recent purchase arrangements to sell product earlier, which has resulted in increased sales volume and pricing for previously rented movies. This increase was driven by a 128.3% increase in revenues generated by sales of previously rented DVDs, which was partially offset by a 42.7% decrease in revenues generated by sales of previously rented VHS tapes. The selling price for previously rented DVDs is higher on average than the selling price for previously rented VHS tapes. Therefore, the increase in previously rented DVD sales as a percentage of total previously rented movie sales also resulted in a higher average selling price on a combined DVD/VHS basis.

Game Rental Revenues.    Game rental revenues of $127.0 million in the first quarter of 2003 decreased $19.6 million, or 13.4%, from $146.6 million in the first quarter of 2002. The decreases in game rental revenues and same-store game rental revenues were primarily due to an unfavorable comparison for the new release game titles released in the first quarter of 2003 compared with the first quarter of 2002.

Merchandise Sales.    Merchandise sales of $298.9 million in the first quarter of 2003 increased $105.2 million, or 54.3%, from $193.7 million in the first quarter of 2002. The following is a summary of merchandise sales by product category:

	Three Months Ended March 31,
	2002	Percent of Total	2003	Percent of Total
Movie Sales:
VHS Sales	$31.3	16.2%	$20.3	6.8%
DVD Sales	68.3	35.3%	119.1	39.8%

Total Movie Sales	$99.6	51.4%	$139.4	46.6%
Game Sales	9.7	5.0%	62.5	20.9%
General Sales	84.4	43.6%	97.0	32.5%

Total Sales	$193.7	100.0%	$298.9	100.0%

Merchandise sales represented 19.7% of total revenues in the first quarter of 2003, compared with 14.6% of total revenues in the first quarter of 2002. The primary reasons for the increase in merchandise sales were the net increase in company-operated stores of 526 and a 29.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales reflects a 42.6% increase in domestic same-store merchandise sales and a 4.8% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD and game sales.

Movie Sales.    Movie sales, which include sales of DVDs, VHS tapes, VCRs and DVD players, of $139.4 million in the first quarter of 2003 increased $39.8 million, or 40.0%, from $99.6 million in the first quarter of 2002. The increase in movie sales was primarily related to our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. These factors led to an overall 34.1% increase in retail movie transactions in the first quarter of 2003 as compared with the first quarter of 2002. Additionally, the increase in DVD sales as a percentage of total movie sales led to a 4.4% increase in the average selling price of retail movies, as retail DVD sales have a higher average selling price than retail VHS sales. We expect our promotional activities, as well as the customer traffic generated by our rental business, to continue to drive increased movie sales.

Game Sales.    Game sales, including sales of game hardware and software, of $62.5 million in the first quarter of 2003 increased $52.8 million, or 544.3%, from $9.7 million in the first quarter of 2002. This increase was driven by a 476.8% increase in retail game transactions and a 12.2% increase in retail games pricing, primarily due to the impact of the acquisition in the fourth quarter of 2002 of GameStation, Inc., a leading games retailer in the United Kingdom, and increasing penetration of key game hardware platforms.

Cost of Sales.    Cost of sales of $631.7 million in the first quarter of 2003 increased $104.2 million, or 19.8%, from $527.5 million in the first quarter of 2002. The increase in our cost of sales was primarily due to an increase in revenues and the net increase in the number of company-operated stores of 526.

Gross Profit.    Gross profit of $886.1 million in the first quarter of 2003 increased $87.6 million, or 11.0%, from $798.5 million in the first quarter of 2002. The increase in gross profit was primarily due to a $75.9 million increase in rental gross profit and a $10.5 million increase in merchandise gross profit. As we have enhanced our position in the retail market and continued to grow our rental business, we have heightened our focus on generating gross profit dollars, while understanding that the results of our strategy may be accompanied by fluctuations in our gross margins. As a result, we have changed the presentation of our results comparisons to reflect our focus on gross profit dollars.

Rental Gross Profit.    Rental gross profit of $811.7 million in the first quarter of 2003 increased $75.9 million, or 10.3%, from $735.8 million in the first quarter of 2002. The increase in rental gross profit was due to the increase in rental revenues and an improvement in our rental gross margin, which increased from 66.3% in the first quarter of 2002 to 67.9% in the first quarter of 2003. The improvement in our rental gross margin was primarily due to an improvement in our movie rental gross margin due to the following:

•	DVD rental revenues continued to increase as a percentage of total rental revenues. DVD rental product on average has a lower overall cost than other rental product, resulting in higher rental margins.

•	VHS rental revenues generated through revenue-sharing programs decreased, and we obtained more favorable terms on VHS revenue-sharing programs in the first quarter of 2003 than in the first quarter of 2002. VHS rental revenues generated through revenue-sharing programs on average have a lower gross margin than movie rental revenues generated through product acquired apart from such programs. Therefore, as we purchased less VHS rental product through revenue-sharing programs and we obtained more favorable revenue-sharing terms we realized a higher gross margin from overall movie rental revenues.

The increase in our movie rental gross margin was partially offset by a decrease in our game rental gross margin, primarily related to the decrease in game rental revenues.

We expect DVD rental revenues to continue to increase as a percentage of total movie rental revenues. As a result, we expect our movie rental gross margin to continue to increase through the full year of 2003.

Merchandise Gross Profit.    Merchandise gross profit of $51.0 million in the first quarter of 2003 increased $10.5 million, or 25.9%, from merchandise gross profit of $40.5 million in the first quarter of 2002. The increase in merchandise gross profit was primarily due to the increase in merchandise sales, which was partially offset by a decrease in our merchandise gross margin, which decreased to 17.1% in the first quarter of 2003 from 20.9% in the first quarter of 2002. The decrease in our merchandise gross margin was primarily due to the following:

•	New release DVD and game software and hardware sales increased as a percentage of total merchandise sales. New release DVD and game software and hardware sales inherently have a lower gross margin than other merchandise sales. The increased demand for retail DVD and game software and hardware has led to an increased investment in DVD and game software and hardware inventory. While much of the retail product is returnable to vendors, the increased investment in inventory necessary to capitalize on the growth of these product lines increases our exposure to excess inventories in the event anticipated sales fail to materialize.

•	We experienced a higher incidence of shrink in the first quarter of 2003 compared with the first quarter of 2002. The increase in shrink in the first quarter of 2003 related to an increase in DVD and video game inventories associated with our increased presence in the retail DVD and video game markets. DVD and video game products are more susceptible to shrink due to their portability and popularity. We continue to design and implement controls at our stores to lower our shrink, especially in relation to our DVD and video game products. As we expand our retail offerings to include an increased selection of catalog DVD retail product, we expect our average DVD retail margins to increase, as catalog DVD retail product generally has higher margins than other merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $737.4 million in the first quarter of 2003, an increase of $58.3 million, or 8.6%, from $679.1 million in the first quarter of 2002. Total operating expenses decreased as a percentage of total revenues to 48.6% in the first quarter of 2003 from 51.2% in the first quarter of 2002. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $675.7 million in the first quarter of 2003 increased $52.5 million, or 8.4%, from $623.2 million in the first quarter of 2002. Selling, general and administrative expense as a percentage of total revenues decreased to 44.5% in the first quarter of 2003 as compared with 47.0% in the first quarter of 2002. The dollar increase in the first quarter of 2003 resulted from the following items:

•	Occupancy costs increased $21.7 million, primarily as a result of the net increase in the number of company-operated stores of 526.

•	Compensation expense increased $42.1 million, primarily related to additional personnel needed to support our store growth and an increase in our incentive compensation in 2003.

•	Advertising expense decreased $25.7 million, reflecting our ability to take advantage of increased advertising and promotion of movies by studios during the first quarter of 2003. We expect advertising expenses to vary over the course of the year depending on market conditions.

•	Other corporate and store expenses increased $14.4 million, due primarily to the net increase in the number of company-operated stores of 526 and expenses related to in-store customer service initiatives and systems.

Depreciation Expense.    Depreciation expense of $61.4 million in the first quarter of 2003 increased $5.9 million, or 10.6%, as compared with $55.5 million in the first quarter of 2002. The increase was primarily a result of the net increase in the number of company-operated stores of 526.

Interest Expense.    Interest expense of $10.7 million in the first quarter of 2003 decreased $1.9 million, or 15.1%, as compared with $12.6 million in the first quarter of 2002. The decrease in interest expense was primarily due to lower average interest rates in the first quarter of 2003 compared with the first quarter of 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $52.8 million in the first quarter of 2003, as compared with a provision of $40.4 million in the first quarter of 2002. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Effective January 1, 2003, we adopted SFAS 143, “Accounting for Asset Retirement Obligations,” which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first quarter of 2003. The adoption of this statement did not affect operating income or cash flow.

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment at least annually, as of January 1, 2002. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which is reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Income (Loss).    Net income of $80.5 million in the first quarter of 2003 represents an increase in net income of $1.83 billion from the net loss of $1.75 billion in the first quarter of 2002. The increase was attributable to the cumulative effect of change in accounting principle recorded in the first quarter of 2002, as discussed above. Income before the cumulative effect of change in accounting principle of $84.9 million in the first quarter of 2003 represents an increase in net income of $18.9 million from the income before cumulative effect of change in accounting principle of $66.0 million in the first quarter of 2002. This increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominantly from the rental and retail sale of movies and video games, and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, joint ventures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. We believe that these two sources of funds will provide us with adequate liquidity and capital necessary for at least the next twelve months. However, we may seek to issue debt and/or equity securities in the future to the extent we determine that the issuance of securities would serve to maximize our capital structure or would otherwise be advantageous to our company.

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to us by Wherehouse in connection with its bankruptcy, we estimate that we are contingently liable for approximately $36.0 million. Of this amount, we recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents our estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, we do not currently expect to have to perform under the related guarantees. Any payments we are required to make in connection with the guarantees in excess of our recorded reserve would negatively affect our results of operations. We have paid $0.9 million in connection with these guarantees through the first quarter of 2003. We expect any payments made in connection with these guarantees to be funded from operating cash flow.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first quarter of 2003, we paid down $60.0 million under the term loan, leaving an outstanding balance of $350.0 million at March 31, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the credit agreement to $950.0 million.

During the first quarter of 2003, we borrowed $90.0 million, net, under the long-term revolver. As a result of this borrowing, we had $510.0 million of available borrowing capacity under the long-term revolver at March 31, 2003. We have the ability with the available borrowing capacity under the long-term revolver to effectively extend the maturities of the current portion of our term loan. We intend to utilize this available borrowing capacity to effectively extend the maturities of $150.0 million of the current portion of our term loan from amounts due within the next twelve months to long-term. Accordingly, we have classified these amounts as long-term in our Consolidated Balance Sheet at March 31, 2003.

We continue to review our financing arrangements and to pursue strategies to optimize our capital structure. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at March 31, 2003 for borrowings under the credit agreement, including the effect of our interest rate swap discussed below, was 4.3%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2003).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2003, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first interest rate swap matured in the first quarter of 2003 and the second interest rate swap will mature in September of 2003. Our effective interest rate also includes the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rate of the remaining swap is currently

6.37%. The remaining swap is subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The interest rate swap qualifies as a fully effective cash-flow hedging instrument under SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At March 31, 2003, the fair value of the interest rate swap was a liability of $3.8 million.

We have two additional lines of credit with banks for an aggregate availability of $45.0 million. We also have additional lines of credit that were previously held by our joint venture in Italy, which we purchased in the fourth quarter of 2002. These lines of credit carry interest rates ranging from 0.3% to 0.7% over EURIBOR and an aggregate borrowing capacity of approximately 21.0 million euros (or approximately $22.5 million as of March 31, 2003). There was $18.6 million outstanding under these lines of credit at March 31, 2003.

The following table sets forth our current portion of long-term debt:

	At December 31, 2002	At March 31, 2003
Current maturities of term loan, interest rate 6.2% and 4.3% at December 31, 2002 and March 31, 2003, respectively, due in quarterly installments beginning April 2002 through July 2004	$85.0	$100.0
Revolving credit facility, interest rate 2.6% at March 31, 2003, due July 2004	—	90.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	3.6	2.4
Current maturities of all other obligations	21.2	18.6
Current portion of capital lease obligations	23.0	21.9

Total current portion of long-term debt	$132.8	$232.9

The following table sets forth our long-term debt, less current portion:

	At December 31, 2002	At March 31, 2003
Term loan, interest rate 6.2% and 4.3% at December 31, 2002 and March 31, 2003, respectively, due in quarterly installments beginning April 2002 through July 2004	$325.0	$250.0
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	3.9	3.2
Capital lease obligations, less current portion	79.8	76.4

Total long-term debt, less current portion	$408.7	$329.6

Consolidated Cash Flows

Operating Activities.    Net cash flows from operating activities decreased $36.3 million, or 16.4%, from $221.6 million for the first quarter of 2002 to $185.3 million for the first quarter of 2003. The most significant reason for the decrease in cash flows was the increase in cash used to pay down accounts payable in the first quarter of 2003 compared with the first quarter of 2002, mainly due to the timing of payments. Cash used to pay down accounts payable in the first quarter of 2003 was $338.1 million compared with $43.2 million in the first quarter of 2002. The decrease in cash flows attributable to the increased accounts payable payments was partially offset by an increase of $116.1 million in cash provided by the change in merchandise inventories and a $47.1 million increase in rental amortization, which contributed to a decline in our rental library.

Investing Activities.    Net cash used in investing activities increased $12.7 million from $208.7 million for the first quarter of 2002 to $221.4 million for the first quarter of 2003. This increase was primarily due to a $9.8 million increase in capital expenditures.

Financing Activities.    Net cash provided by financing activities increased $6.9 million from $9.5 million in the first quarter of 2002 to $16.4 million in the first quarter of 2003. This increase was due to net borrowings of long-term debt under our credit facility of $30.0 million for the three months ended March 31, 2002, as compared to no change in the outstanding balance in long-term debt due under our credit facility for the three months ended March 31, 2003. This increase was partially offset by a decrease in proceeds received from the exercise of stock options of $20.2 million in the first quarter of 2003 compared with the first quarter of 2002.

Other Financial Measurements: Working Capital

At March 31, 2003, we had cash and cash equivalents of $133.7 million. Working capital, however, reflected a deficit of $395.9 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our plans and expectations regarding our product mix, promotional offerings and advertising expenses; the anticipated impact of changes in our product mix and offerings on our revenues and margins; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for our product offerings and the related impact of competitor pricing and product and service offerings; our ability to respond to changing consumer preferences and to effectively adjust our product mix and marketing initiatives, including our advertising expenditures; vendor determinations relating to pricing and distribution of their product; the degree of future currency and interest rate fluctuations; the impact of unknown or unforeseen developments affecting our outstanding litigation; and other factors, as set forth under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at March 31, 2003 were $440.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or

“LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at March 31, 2003 for these borrowings, including the effect of our interest rate swap, was 4.3%.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first swap matured during the first quarter of 2003 and the second will mature in September of 2003. Our effective interest rate also includes the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rate of the remaining swap is currently 6.37%. The remaining swap is subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock or (ii) we no longer have any obligations under the term loan portion of our credit agreement. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not have a material impact on our interest expense.

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

Our operations outside the United States constituted 20.2% and 22.9% of our total revenues for the three months ended March 31, 2002 and 2003, respectively. Our operations in Europe constituted 10.2% and 13.5% of our total revenues for the three months ended March 31, 2002 and 2003, respectively.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in July 2002, judgment was entered in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the putative class action and extends the relevant time period back to February 12, 2002. In March 2003, Elizabeth French filed a shareholder derivative action in Texas state court naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action in the 160th Judicial District Court for Dallas County, Texas, naming John Antioco, Nigel Travis, James Notarnicola, Edward B. Stead, Dean M. Wilson, Larry J. Zine, Linda Griego, John L. Muething, and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

No material developments have occurred in our other legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551.

(a)  Reports on Form 8-K

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

Date:  May 14, 2003

CERTIFICATIONS

I, John F. Antioco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blockbuster Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ John F. Antioco
John F. Antioco Chairman of the Board and Chief Executive Officer

I, Larry J. Zine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blockbuster Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Larry J. Zine
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Furnished herewith, not filed, pursuant to SEC interim guidance set forth in SEC Release No. 34-47551.