Form 10-Q
period 2003-06-30
BLOCKBUSTER INC
filed 2003-08-14
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

Number of shares of common stock outstanding at August 1, 2003:

Class A common stock, par value $.01 per share: 35,885,571

Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Rental revenues	$1,064.7	$1,095.1	$2,174.8	$2,290.6
Merchandise sales	190.3	275.1	384.0	574.0
Other revenues	16.0	22.0	38.2	45.4

	1,271.0	1,392.2	2,597.0	2,910.0

Cost of sales:
Cost of rental revenues	368.6	329.6	742.9	713.4
Cost of merchandise sold	148.8	219.4	302.0	467.3

	517.4	549.0	1,044.9	1,180.7

Gross profit	753.6	843.2	1,552.1	1,729.3

Operating expenses:
Selling, general and administrative	624.7	676.3	1,247.9	1,352.0
Depreciation	56.4	61.4	111.9	122.8
Amortization of intangibles	0.5	0.2	0.9	0.5

	681.6	737.9	1,360.7	1,475.3

Operating income	72.0	105.3	191.4	254.0
Interest expense	(11.9)	(9.0)	(24.5)	(19.7)
Interest income	1.2	0.8	2.3	1.6
Other items, net	2.7	3.5	1.0	3.1

Income before income taxes	64.0	100.6	170.2	239.0
Provision for income taxes	(22.2)	(39.4)	(62.6)	(92.2)
Equity in income (loss) of affiliated companies, net of tax	(0.1)	—	0.1	(0.7)

Income before cumulative effect of change in accounting principle	41.7	61.2	107.7	146.1
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)	(4.4)

Net income (loss)	$41.7	$61.2	$(1,709.3)	$141.7

Income per share before cumulative effect of change in accounting principle:
Basic	$0.23	$0.34	$0.61	$0.81

Diluted	$0.23	$0.34	$0.59	$0.81

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$(10.21)	$(0.02)

Diluted	$—	$—	$(10.03)	$(0.02)

Net income (loss) per share:
Basic	$0.23	$0.34	$(9.61)	$0.79

Diluted	$0.23	$0.34	$(9.43)	$0.79

Weighted-average shares outstanding:
Basic	178.6	179.8	177.9	179.7

Diluted	182.2	180.6	181.2	180.4

Cash dividends per common share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2002	June 30, 2003
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$152.5	$129.3
Receivables, less allowances of $7.4 and $9.7 for 2002 and 2003, respectively	184.8	142.2
Merchandise inventories	452.1	359.9
Prepaid assets and other current assets	169.5	159.9

Total current assets	958.9	791.3

Rental library	423.1	371.1
Receivable from Viacom, net	23.0	—
Property and equipment, net	874.9	829.8
Intangibles, net	27.4	34.8
Goodwill	3,883.5	3,892.0
Other assets	53.0	60.8

	$6,243.8	$5,979.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757.0	$469.4
Accrued expenses	582.6	514.7
Current portion of long-term debt	109.8	282.8
Current portion of capital lease obligations	23.0	21.4
Payable to Viacom, net	—	24.7
Deferred taxes	5.2	5.2

Total current liabilities	1,477.6	1,318.2

Long-term debt, less current portion	328.9	52.3
Capital lease obligations, less current portion	79.8	77.4
Deferred taxes	116.0	117.6
Other liabilities	74.5	80.2

	2,076.8	1,645.7

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 35.6 and 35.8 shares issued and outstanding for 2002 and 2003, respectively	0.4	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,220.8	6,215.9
Retained deficit	(1,954.7)	(1,813.0)
Accumulated comprehensive loss	(100.9)	(70.6)

Total stockholders’ equity	4,167.0	4,334.1

	$6,243.8	$5,979.8

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,709.3)	$141.7
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	112.8	123.3
Rental amortization	461.1	512.6
Cumulative effect of change in accounting principle	1,817.0	4.4
Deferred taxes	4.2	2.6
Other	(0.1)	0.7
Change in operating assets and liabilities:
Decrease in receivables	0.2	45.1
Decrease in receivable from/increase in payable to Viacom	54.7	48.0
(Increase) decrease in merchandise inventories	(106.1)	100.1
Increase in prepaid and other assets	(13.9)	(18.6)
Decrease in accounts payable	(12.5)	(304.0)
Decrease in accrued expenses and other liabilities	(61.4)	(76.6)

Net cash flow provided by operating activities	546.7	579.3

Cash flows from investing activities:
Rental library purchases	(433.5)	(435.2)
Capital expenditures	(32.2)	(55.8)
Cash used for acquisitions	(12.8)	—
Proceeds from notes receivable	2.6	3.2
Investments in affiliated companies	0.6	—

Net cash flow used for investing activities	(475.3)	(487.8)

Cash flows from financing activities:
Proceeds from credit agreement	—	140.0
Repayments on credit agreement	(50.0)	(240.0)
Net repayments on other notes	(4.7)	(4.3)
Net proceeds from the exercise of stock options	31.9	2.0
Cash dividends	(7.1)	(7.2)
Capital lease payments	(11.8)	(9.6)

Net cash flow used for financing activities	(41.7)	(119.1)

Effect of exchange rate changes on cash	0.6	4.4

Net increase (decrease) in cash and cash equivalents	30.3	(23.2)
Cash and cash equivalents at beginning of period	200.2	152.5

Cash and cash equivalents at end of period	$230.5	$129.3

Supplemental cash flow information:
Cash payments for interest	$22.9	$20.0
Cash payments for taxes	$2.2	$45.4
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$5.9	$5.5

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in milions, except per share amounts)

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets, including goodwill, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 13.4 million and 15.4 million shares of class A common stock were outstanding as of June 30, 2002 and 2003, respectively. Because their inclusion would be anti-dilutive, 0.2 million and 0.4 million options were excluded from the computation of the weighted average shares for diluted EPS for the three and six months ended June 30, 2002, respectively, and 8.2 million options were excluded from the computation of the weighted-average shares for

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in milions, except per share amounts)

diluted EPS for the three and six months ended June 30, 2003. The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted-average shares for basic EPS	178.6	179.8	177.9	179.7
Incremental shares for stock options	3.6	0.8	3.3	0.7

Weighted-average shares for diluted EPS	182.2	180.6	181.2	180.4

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

	At December 31, 2002	At June 30, 2003
Fair value of interest rate swaps, net of deferred taxes	$(6.3)	$(2.5)
Accumulated foreign currency translation adjustment	(94.6)	(68.1)

Accumulated comprehensive loss	$(100.9)	$(70.6)

Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss)	$41.7	$61.2	$(1,709.3)	$141.7
Change in fair value of interest rate swaps, net of deferred taxes	(2.6)	(0.2)	0.1	3.8
Foreign currency translation adjustment	7.5	28.0	(1.4)	26.5

Total comprehensive income (loss)	$46.6	$89.0	$(1,710.6)	$172.0

Stock Option Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom Inc. (“Viacom”) issue options at exercise prices at least equal to the market value at the date of grant.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in milions, except per share amounts)

The following table shows Blockbuster’s net income (loss) for the three and six months ended June 30, 2002 and 2003, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Pro forma net income (loss):
Reported net income (loss)	$41.7	$61.2	$(1,709.3)	$141.7
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.9)	(5.5)	(10.9)	(9.7)

Pro forma net income (loss)	$35.8	$55.7	$(1,720.2)	$132.0

Net income (loss) per share:
Basic	$0.23	$0.34	$(9.61)	$0.79

Basic – pro forma	$0.20	$0.31	$(9.67)	$0.73

Diluted	$0.23	$0.34	$(9.43)	$0.79

Diluted – pro forma	$0.20	$0.31	$(9.49)	$0.73

Note 2—Changes in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge was recorded as a cumulative effect of change in accounting principle, net of tax, in the Company’s consolidated statement of operations for the six months ended June 30, 2002.

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

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in milions, except per share amounts)

January 1, 2003 related to estimated costs to remove equipment and fixtures from our stores upon their future closure. A discounted liability of $10.4 million is included in other long-term liabilities in the Company’s consolidated balance sheet as of June 30, 2003.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the six months ended June 30, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in the first six months of 2002 were not material to net income or EPS.

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $36.0 million and $36.8 million for the three months ended June 30, 2002 and 2003, respectively, and $74.3 million and $49.1 million for the six months ended June 30, 2002 and 2003, respectively.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $19.7 million and $3.7 million for the three months ended June 30, 2002 and 2003, respectively, and $35.0 million and $7.1 million for the six months ended June 30, 2002 and 2003, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4—Credit Agreement

On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first six months of 2003, the Company paid down $160.0 million under the term loan, leaving an outstanding balance of $250.0 million at June 30, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the Blockbuster Credit Agreement to $850.0 million.

During the first six months of 2003, the Company borrowed $60.0 million, net of repayments of $80.0 million, under the long-term revolver. As a result of this borrowing, the Company had $540.0 million of available borrowing capacity under the long-term revolver at June 30, 2003.

Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in milions, except per share amounts)

option at the time of borrowing. The weighted-average interest rate at June 30, 2003 for borrowings under the Blockbuster Credit Agreement, including the effect of the Company’s interest rate swap discussed below, was 5.0%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2003).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2003, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first interest rate swap matured in the first quarter of 2003, and the second interest rate swap will mature in September of 2003. The Company’s effective interest rate also includes the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rate of the remaining swap is currently 6.37%. The remaining interest rate swap is subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of the Company’s outstanding common stock, or (ii) the Company no longer has any obligations under the term loan portion of the Blockbuster Credit Agreement. The remaining interest rate swap qualifies as a fully effective cash-flow hedging instrument under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At June 30, 2003, the fair value of the interest rate swap was a liability of $4.0 million.

Note 5—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to the Company by Wherehouse in connection with its bankruptcy, the Company has estimated that it is contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents its estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, the Company does not currently expect to have to perform under the related guarantees. Blockbuster has paid $2.1 million in connection with the lease guaranty obligation through the first six months of 2003.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, judgment was entered in July 2002 in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

federal antitrust and California state law claims. Plaintiffs have appealed the federal court judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for any losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Blockbuster is a defendant in 19 lawsuits filed by customers in state court in 12 states. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices, and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster is also a defendant in four similar lawsuits filed by customers in Canada. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. An Illinois state court has entered a provisional order certifying plaintiff and defendant classes, subject to further review and final determination. The Texas court has entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation. Two parties have appealed the Texas settlement and on July 31, 2003 the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorneys fees with respect to that one issue. One objecting party has appealed the Texas court orders barring further litigation. In another Illinois case, a federal judge has dismissed litigation because of the Texas settlement. California state court class claim allegations in one lawsuit have also been dismissed because of the Texas settlement and summary judgment has been granted on all claims in the one case pending in California that is not a putative class action. An appeal has been filed by plaintiffs. In Canada, plaintiff’s request for class certification has been denied in Ontario and granted in Quebec. Blockbuster believes the plaintiffs’ positions in these cases are without merit. Blockbuster intends to defend itself vigorously in Canada and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista’s motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. Blockbuster believes the plaintiff’s position is without merit, and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 to December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 to December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a shareholder derivative action, which is pending in federal court in Texas, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action, which is pending in state court in Texas, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

In December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records. Pursuant to the agreement, Blockbuster has completed a self-audit and will make compensatory payments of approximately $13.6 million. As a result, Blockbuster increased its initial accrual by $3.5 million during the second quarter of 2003.

During 2002, Blockbuster settled a class action lawsuit with certain Blockbuster California store managers who claimed that they should be classified as non-exempt and thus were owed overtime payments under California law. Blockbuster paid approximately $9.9 million to resolve the case. Because the amount of claims submitted by the class members was less than the maximum amount Blockbuster could have been required to pay under the settlement, the Company reduced its initial accrual, recorded as a special item charge in the third quarter of 2001, by $3.2 million in the second quarter of 2002.

Blockbuster is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies, including all litigation discussed above, would not have a material adverse impact on the Company’s consolidated financial statements or liquidity. However, there can be no assurances that future costs would not be material to results of operations or liquidity of the Company for a particular period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Statement of Operations Data:
Revenues	$1,271.0	$1,392.2	$2,597.0	$2,910.0
Cost of sales	517.4	549.0	1,044.9	1,180.7

Gross profit	753.6	843.2	1,552.1	1,729.3
Operating expenses	681.6	737.9	1,360.7	1,475.3

Operating income	72.0	105.3	191.4	254.0
Interest expense	(11.9)	(9.0)	(24.5)	(19.7)
Interest income	1.2	0.8	2.3	1.6
Other items, net	2.7	3.5	1.0	3.1

Income before income taxes	64.0	100.6	170.2	239.0
Provision for income taxes	(22.2)	(39.4)	(62.6)	(92.2)
Equity in income (loss) of affiliated companies, net of tax	(0.1)	—	0.1	(0.7)

Income before cumulative effect of change in accounting principle	41.7	61.2	107.7	146.1
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)	(4.4)

Net income (loss)	$41.7	$61.2	$(1,709.3)	$141.7

Cash Flow Data:
Cash flow provided by operating activities (1)	N/A	N/A	$546.7	$579.3
Cash flow used for investing activities (1)	N/A	N/A	(475.3)	(487.8)
Cash flow used for financing activities (1)	N/A	N/A	(41.7)	(119.1)

Other Data:
Depreciation	$56.4	$61.4	$111.9	$122.8
Amortization of intangibles	0.5	0.2	0.9	0.5

Margins:
Rental margin (2)	65.4%	69.9%	65.8%	68.9%
Merchandise margin (3)	21.8%	20.2%	21.4%	18.6%
Gross margin (4)	59.3%	60.6%	59.8%	59.4%

Worldwide Store Data:
Same-store revenues increase (5)	3.9%	1.0%	2.0%	3.3%
Total system-wide stores at end of period	8,138	8,698	8,138	8,698

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	Rental gross profit as a percentage of rental revenues.
(3)	Merchandise gross profit as a percentage of merchandise sales.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Revenues.    Revenues of $1,392.2 million in the second quarter of 2003 increased $121.2 million, or 9.5%, from $1,271.0 million in the second quarter of 2002. Of the 9.5% increase, 6.7% was attributable to merchandise sales, 2.4% was attributable to rental revenues and the remainder was attributable to the increase in other revenues. The increase in revenues was primarily due to the net increase of 535 company-operated stores from June 30, 2002 to June 30, 2003 and, to a lesser extent, favorable exchange rates. The increase also reflects an increase in worldwide same-store revenues of 1.0%, which was the result of a 0.9% increase in same-store revenues from our domestic operations and a 1.6% increase in same-store revenues from our international operations. The increases in both domestic and international same-store revenues were driven by increases of 28.8% and 6.4%, respectively, in same-store merchandise sales, primarily due to growth in DVD. These increases are not expected to be indicative of the growth rate for the third and fourth quarter of 2003, as we recognized substantial growth in same-store merchandise sales in the latter half of 2002. Specifically, same-store merchandise sales increased 13.2% and 17.5% in the first and second quarters of 2002, respectively, and 56.1% and 41.8% in the third and fourth quarters of 2002, respectively.

During 2003, we have focused on improving profitability by (1) increasing rental gross margin through leveraging the margin advantage of DVD over VHS rental product, as discussed below under Gross Profit, and reducing rental product purchases, (2) improving retail gross margin through increases in the average selling price of retail product, and (3) decreasing marketing expenditures by capitalizing on the increased advertising and promotion of video titles by the studios. We believe this operating model will have a favorable impact on profitability but may result in lower same-store revenues. We expect to continue this approach, as it allows us to be flexible in our ability to take advantage of growth opportunities as market changes occur.

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

In order to provide our customers with new and innovative rental programs, during the first six months of 2003, we offered store-based subscription rental offers, or rental passes, in a selected number of stores. The rental passes allow customers to rent an unlimited number of items during the term of the pass, subject to a limit on the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement.

Rental revenues of $1,095.1 million in the second quarter of 2003 increased $30.4 million, or 2.9%, from $1,064.7 million in the second quarter of 2002. Of this increase, 3.6% was attributable to the increase in movie rental revenues, reduced by a 0.7% decrease which was attributable to the decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Three Months Ended June 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$549.1	51.6%	$370.6	33.8%
DVD Rental Revenues	394.6	37.1%	611.4	55.8%

Total Movie Rental Revenues	943.7	88.6%	982.0	89.7%
Game Rental Revenues	121.0	11.4%	113.1	10.3%

Total Rental Revenues	$1,064.7	100.0%	$1,095.1	100.0%

The increase in overall rental revenues was primarily due to the net increase of 535 company-operated stores and favorable exchange rates, which were partially offset by a decrease in worldwide same-store rental revenues of 2.6%. The decrease in worldwide same-store rental revenues reflects a 3.2% decrease in domestic same-store rental revenues and flat international same-store rental revenues. The decrease in worldwide same-store rental revenues also reflects a 1.9% decrease in worldwide same-store movie rental revenues and an 8.4% decrease in worldwide same-store game rental revenues. Our domestic operations represented 78.8% of our rental revenues in the second quarter of 2003 as compared with 82.2% of our rental revenues in the second quarter of 2002.

Movie Rental Revenues.    Movie rental revenues of $982.0 million in the second quarter of 2003 increased $38.3 million, or 4.1%, from $943.7 million in the second quarter of 2002. DVD rental revenues continued to increase as a percentage of total rental revenues from 37.1% in the second quarter of 2002 to 55.8% in the second quarter of 2003, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 51.6% in the second quarter of 2002 to 33.8% in the second quarter of 2003.

The increase in overall movie rental revenues was primarily due to the net increase of 535 company-operated stores, which was partially offset by the 1.9% decrease in worldwide same-store movie rental revenues. The decrease in worldwide same-store movie rental revenues was primarily due to a decrease in advertising, lower new release rental product purchases and an unfavorable box office comparison for the movie rental titles released during the second quarter of 2003 compared with movie rental titles released during the second quarter of 2002.

Game Rental Revenues.    Game rental revenues of $113.1 million in the second quarter of 2003 decreased $7.9 million, or 6.5%, from $121.0 million in the second quarter of 2002. The decrease in overall game rental revenues was due to the 8.4% decrease in worldwide same-store game rental revenues, which was partially offset by the net increase of 535 company-operated stores. The decrease in same-store game rental revenues was primarily due to the impact in the prior year of our games in-store re-merchandising, completed in May of 2002, and the launch of the Games Freedom pass on a later date in 2003 as compared with the launch date in 2002.

Merchandise Sales.    Merchandise sales of $275.1 million in the second quarter of 2003 increased $84.8 million, or 44.6%, from $190.3 million in the second quarter of 2002. The following is a summary of merchandise sales by product category:

	Three Months Ended June 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Sales:
VHS Sales	$26.0	13.7%	$16.0	5.8%
DVD Sales	62.4	32.8%	107.3	39.0%

Total Movie Sales	88.4	46.5%	123.3	44.8%
Game Sales	17.4	9.1%	58.5	21.3%
General Merchandise Sales	84.5	44.4%	93.3	33.9%

Total Merchandise Sales	$190.3	100.0%	$275.1	100.0%

Merchandise sales represented 19.8% of total revenues in the second quarter of 2003, compared with 15.0% of total revenues in the second quarter of 2002. The primary reasons for the increase in merchandise sales were the net increase of 535 company-operated stores, a 21.3% increase in worldwide same-store merchandise sales and, to a lesser extent, favorable exchange rates. The increase in worldwide same-store merchandise sales reflects a 28.8% increase in domestic same-store merchandise sales and a 6.4% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD sales.

Movie Sales.    Movie sales, which include sales of DVDs, VHS tapes, VCRs and DVD players, of $123.3 million in the second quarter of 2003 increased $34.9 million, or 39.5%, from $88.4 million in the second quarter of 2002. The increase in movie sales was primarily related to our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. These factors led to an overall 25.0% increase in retail movie transactions in the second quarter of 2003 as compared with the second quarter of 2002. Additionally, the increase in DVD sales as a percentage of total movie sales led to an 11.7% increase in the average selling price of retail movies, as retail DVD sales have a higher average selling price than retail VHS sales.

Game Sales.    Game sales, including sales of game hardware and software, of $58.5 million in the second quarter of 2003 increased $41.1 million, or 236.2%, from $17.4 million in the second quarter of 2002. This increase was driven by a 390.1% increase in retail game transactions, primarily due to the impact of the acquisition in the fourth quarter of 2002 of GameStation, Inc., a leading games retailer in the United Kingdom, and increasing penetration of key game hardware platforms. The impact of the increase in retail game transactions was partially offset by a 31.4% decrease in the average selling price of retail games due to a higher percentage of retail game sales from catalog game retail product, which has a lower average selling price than new release game retail product.

Cost of Sales.    Cost of sales of $549.0 million in the second quarter of 2003 increased $31.6 million, or 6.1%, from $517.4 million in the second quarter of 2002. The increase in our cost of sales was primarily due to an increase in revenues.

Gross Profit.    Gross profit of $843.2 million in the second quarter of 2003 increased $89.6 million, or 11.9%, from $753.6 million in the second quarter of 2002. The increase in gross profit was driven by the continued expansion of rental margin and, to a lesser extent, the net increase of 535 company-operated stores and the impact of favorable exchange rates. As we have enhanced our position in the retail market and continued to grow our rental business through the addition of new stores, we have heightened our focus on generating gross profit dollars, while understanding that the results of our strategy may be accompanied by fluctuations in our gross margins. As a result of the strong growth in rental margin, total gross margin increased from 59.3% in the second quarter of 2002 to 60.6% in the second quarter of 2003.

Rental Gross Profit.    Rental gross profit of $765.5 million in the second quarter of 2003 increased $69.4 million, or 10.0%, from $696.1 million in the second quarter of 2002. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 65.4% in the second quarter of 2002 to 69.9% in the second quarter of 2003, and, to a lesser extent, the increase in rental revenues and the impact of favorable exchange rates. The improvement in our rental gross margin was due to improvements in our movie rental gross margin. The improvement in our movie rental gross margin was primarily due to the following:

•	DVD rental revenues increased as a percent of total rental revenues from 37.1% for the second quarter of 2002 to 55.8% for the second quarter of 2003. DVD rental product on average has a higher overall margin than other rental product. We expect DVD rental revenues to continue to increase as a percentage of total rental revenues. As a result, we expect our rental gross margin to be favorably impacted by this increase through the full year of 2003.

•	Rental product purchases, on an average store basis, were lower in the second quarter of 2003 as compared with the second quarter of 2002. This resulted in lower overall rental product costs per average store, thereby increasing rental gross margin.

Merchandise Gross Profit.    Merchandise gross profit of $55.7 million in the second quarter of 2003 increased $14.2 million, or 34.2%, from merchandise gross profit of $41.5 million in the second quarter of 2002. Merchandise gross margin decreased to 20.2% for the second quarter of 2003 compared with 21.8% for the second quarter of 2002. The increase in merchandise gross profit and decrease in merchandise gross margin were driven by strong growth in DVD sales, which increased as a percentage of total merchandise sales. New release DVD sales, on average, have a lower gross margin than other merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $737.9 million in the second quarter of 2003, an increase of $56.3 million, or 8.3%, from $681.6 million in the second quarter of 2002. Total operating expenses decreased as a percentage of total revenues to 53.0% in the second quarter of 2003 from 53.6% in the second quarter of 2002. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $676.3 million in the second quarter of 2003 increased $51.6 million, or 8.3%, from $624.7 million in the second quarter of 2002. Selling, general and administrative expense as a percentage of total revenues decreased to 48.6% in the second quarter of 2003 as compared with 49.2% in the second quarter of 2002. This decrease was driven by a decrease in advertising to 2.2% of total revenues from 4.5% of total revenues for the same quarter last year. This decrease was partially offset by growth in operating expenses associated with an increase in the number of stores, as well as higher incentive compensation related to the Company’s year-to-date performance. The change in selling, general and administrative expense in the second quarter of 2003 resulted from the following items:

•	Occupancy costs increased $26.2 million, primarily as a result of the net increase of 535 company-operated stores.

•	Compensation expense increased $42.4 million, primarily related to additional personnel needed to support our store growth and an increase in our incentive compensation in 2003 related to our year-to-date performance.

•	Advertising expense decreased $26.0 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during the second quarter of 2003. We expect advertising expenses to vary over the course of the year depending on market opportunities.

•	Other corporate and store expenses increased $9.0 million, due primarily to the net increase of 535 company-operated stores and expenses related to in-store customer service initiatives and systems.

Depreciation Expense.    Depreciation expense of $61.4 million in the second quarter of 2003 increased $5.0 million, or 8.9%, as compared with $56.4 million in the second quarter of 2002. The increase was primarily a result of the net increase of 535 company-operated stores.

Interest Expense.    Interest expense of $9.0 million in the second quarter of 2003 decreased $2.9 million, or 24.4%, as compared with $11.9 million in the second quarter of 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance and lower average interest rates in the second quarter of 2003 compared with the second quarter of 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $39.4 million in the second quarter of 2003, as compared with a provision of $22.2 million in the second quarter of 2002. The provision for income taxes increased primarily due to higher earnings before taxes for the domestic operations.

Net Income.    Net income of $61.2 million in the second quarter of 2003 represents an increase in net income of $19.5 million, and 46.8%, from net income of $41.7 million in the second quarter of 2002. This increase was due to the changes discussed above.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues.    Revenues of $2,910.0 million in the six months ended June 30, 2003 increased $313.0 million, or 12.1%, from $2,597.0 million in the six months ended June 30, 2002. Of the 12.1% increase, 7.3% was attributable to merchandise sales, 4.5% was attributable to rental revenues and the remainder was attributable to the increase in other revenues. The increase in revenues was primarily due to the net increase of 535 company-operated stores from June 30, 2002 to June 30, 2003, an increase in worldwide same-store revenues of 3.3% and, to a lesser extent, favorable exchange rates. The increase in worldwide same-store revenues reflects a 4.0% increase in same-store revenues from our domestic operations and a 0.4% increase in same-store revenues from our international operations. The increase in domestic same-store revenues was driven by a 35.7% increase in same-store merchandise sales, primarily due to growth in DVD sales. This increase is not expected to be indicative of the growth rate for the third and fourth quarter of 2003, as we recognized substantial growth in same-store merchandise sales in the latter half of 2002. Specifically, same-store merchandise sales increased 15.3% in the first six months of 2002 and 56.1% and 41.8% in the third and fourth quarters of 2002, respectively.

During 2003, we have focused on improving profitability by (1) increasing rental gross margin through leveraging the margin advantage of DVD over VHS rental product, as discussed below under Gross Profit, and reducing rental product purchases, (2) improving retail gross margin through increases in the average selling price of retail product, and (3) decreasing marketing expenditures by capitalizing on the increased advertising and promotion of video titles by the studios. We believe this operating model will have a favorable impact on profitability but may result in lower same-store revenues. We expect to continue this approach, as it allows us to be flexible in our ability to take advantage of growth opportunities as market changes occur.

Rental Revenues.    Rental revenues of $2,290.6 million in the six months ended June 30, 2003 increased $115.8 million, or 5.3%, from $2,174.8 million in the six months ended June 30, 2002. Of this increase, 6.6% was attributable to the increase in movie rental revenues, reduced by a 1.3% decrease which was attributable to the decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Six Months Ended June 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$1,168.2	53.7%	$808.8	35.3%
DVD Rental Revenues	739.0	34.0%	1,241.7	54.2%

Total Movie Rental Revenues	1,907.2	87.7%	2,050.5	89.5%
Game Rental Revenues	267.6	12.3%	240.1	10.5%

Total Rental Revenues	$2,174.8	100.0%	$2,290.6	100.0%

The increase in overall rental revenues was primarily due to the net increase of 535 company-operated stores and, to a lesser extent, favorable exchange rates. These increases were partially offset by a decrease in worldwide same-store rental revenues of 0.7%. The decrease in worldwide same-store rental revenues reflects a 0.5% decrease in domestic same-store rental revenues and a decrease in international same-store rental revenues of 1.3%. The 0.7% decrease in worldwide same-store rental revenues was primarily due to an 11.1% decrease in worldwide same-store game rental revenues, which was partially offset by a 0.7% increase in worldwide same-store movie rental revenues. Our domestic operations represented 79.6% of our rental revenues in the six months ended June 30, 2003 as compared with 82.0% of our rental revenues in the six months ended June 30, 2002.

Movie Rental Revenues.    Movie rental revenues of $2,050.5 million in the six months ended June 30, 2003 increased $143.3 million, or 7.5%, from $1,907.2 million in the six months ended June 30, 2002. DVD rental revenues continued to increase as a percentage of total rental revenues from 34.0% in the six months ended June 30, 2002 to 54.2% in the six months ended June 30, 2003, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 53.7% in the six months ended June 30, 2002 to 35.3% in the six months ended June 30, 2003.

The increase in overall movie rental revenues was primarily driven by the net increase of 535 company-operated stores and the 0.7% increase in worldwide same-store movie rental revenues. The increase in worldwide same-store movie rental revenues reflects a 2.8% increase in same-store movie rental revenues from the sale of previously rented product, which was partially offset by the impact of lower advertising and lower new release rental product purchases.

Game Rental Revenues.    Game rental revenues of $240.1 million in the six months ended June 30, 2003 decreased $27.5 million, or 10.3%, from $267.6 million in the six months ended June 30, 2002. The decrease in overall game rental revenues was due to the 11.1% decrease in worldwide same-store game rental revenues, which was partially offset by the net increase of 535 company-operated stores. The decrease in same-store game rental revenues was primarily due to lower game rental product purchases and the impact in the prior year of our games in-store re-merchandising, completed in May of 2002.

Merchandise Sales.    Merchandise sales of $574.0 million in the six months ended June 30, 2003 increased $190.0 million, or 49.5%, from $384.0 million in the six months ended June 30, 2002. The following is a summary of merchandise sales by product category:

	Six Months Ended June 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Sales:
VHS Sales	$57.2	14.9%	$36.3	6.3%
DVD Sales	130.8	34.1%	226.5	39.5%

Total Movie Sales	188.0	49.0%	262.8	45.8%
Game Sales	27.1	7.1%	120.9	21.1%
General Sales	168.9	44.0%	190.3	33.2%

Total Merchandise Sales	$384.0	100.0%	$574.0	100.0%

Merchandise sales represented 19.7% of total revenues in the six months ended June 30, 2003, compared with 14.8% of total revenues in the six months ended June 30, 2002. The primary reasons for the increase in merchandise sales were the net increase of 535 company-operated stores, a 25.5% increase in worldwide same-store merchandise sales and, to a lesser extent, the impact of favorable exchange rates. The increase in worldwide same-store merchandise sales reflects a 35.7% increase in domestic same-store merchandise sales and a 5.6% increase in international same-store merchandise sales, both primarily due to an increase in retail DVD sales.

Movie Sales.    Movie sales, which include sales of DVDs, VHS tapes, VCRs and DVD players, of $262.8 million in the six months ended June 30, 2003 increased $74.8 million, or 39.8%, from $188.0 million in the six months ended June 30, 2002. The increase in movie sales was primarily related to our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. These factors led to an overall 30.2% increase in retail movie transactions in the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. Additionally, the increase in DVD sales as a percentage of total movie sales led to a 7.4% increase in the average selling price of retail movies, as retail DVD sales have a higher average selling price than retail VHS sales.

Game Sales.    Game sales, including sales of game hardware and software, of $120.9 million in the six months ended June 30, 2003 increased $93.8 million, or 346.1%, from $27.1 million in the six months ended June 30, 2002. This increase was driven by a 429.8% increase in retail game transactions, primarily due to the impact of the acquisition in the fourth quarter of 2002 of GameStation, Inc., a leading games retailer in the United Kingdom, and increasing penetration of key game hardware platforms. The impact of the increase in retail game transactions was partially offset by a 15.6% decrease in the average selling price of retail games due to a higher percentage of retail game sales from catalog game retail product, which has a lower average selling price than new release game retail product.

Cost of Sales.    Cost of sales of $1,180.7 million in the six months ended June 30, 2003 increased $135.8 million, or 13.0%, from $1,044.9 million in the six months ended June 30, 2002. The increase in our cost of sales was primarily due to an increase in revenues.

Gross Profit.    Gross profit of $1,729.3 million in the six months ended June 30, 2003 increased $177.2 million, or 11.4%, from $1,552.1 million in the six months ended June 30, 2002. The increase in gross profit was primarily driven by the net increase of 535 company-operated stores, the continued expansion of rental margin and, to a lesser extent, the impact of favorable exchange rates. As we have enhanced our position in the retail market and continued to grow our rental business through the addition of new stores, we have heightened our focus on generating gross profit dollars, while understanding that the results of our strategy may be accompanied by fluctuations in our gross margins. Total gross margin decreased from 59.8% in the first six months of 2002 to 59.4% in the first six months of 2003.

Rental Gross Profit.    Rental gross profit of $1,577.2 million in the six months ended June 30, 2003 increased $145.3 million, or 10.1%, from $1,431.9 million in the six months ended June 30, 2002. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 65.8% in the six months ended June 30, 2002 to 68.9% in the six months ended June 30, 2003, the increase in rental revenues and, to a lesser extent, the impact of favorable exchange rates. The improvement in our rental gross margin was due to improvements in our movie rental gross margin. The improvement in our movie rental gross margin was primarily due to the following:

•	DVD rental revenues increased as a percent of total rental revenues from 34.0% for the first six months of 2002 to 54.2% for the first six months of 2003. DVD rental product, on average, has a higher overall margin than other rental product. We expect DVD rental revenues to continue to increase as a percentage of total rental revenues. As a result, we expect our rental gross margin to be favorably impacted by this increase through the full year of 2003.

•	Rental product purchases, on an average store basis, were lower in the first six months of 2003 as compared with the first six months of 2002. This resulted in lower overall rental product costs per average store, thereby increasing rental gross margin.

Merchandise Gross Profit.    Merchandise gross profit of $106.7 million in the six months ended June 30, 2003 increased $24.7 million, or 30.1%, from merchandise gross profit of $82.0 million in the six months ended June 30, 2002. Merchandise gross margin decreased to 18.6% in the six months ended June 30, 2003 compared with 21.4% in the six months ended June 30, 2002. The increase in merchandise gross profit and decrease in merchandise gross margin were primarily driven by the following:

•	New release DVD and game software sales increased as a percentage of total merchandise sales. New release DVD and game software sales, on average, have a lower gross margin than other merchandise sales.

•	We experienced a higher incidence of shrink in the first six months of 2003 compared with the first six months of 2002. The increase in shrink in the first six months of 2003 related to an increase in DVD and video game inventories associated with our increased presence in the retail DVD and video game markets. DVD and video game products are more susceptible to shrink due to their portability and popularity. We continue to design and implement controls at our stores to lower our shrink, especially in relation to our DVD and video game products.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $1,475.3 million in the six months ended June 30, 2003, an increase of $114.6 million, or 8.4%, from $1,360.7 million in the six months ended June 30, 2002. Total operating expenses decreased as a percentage of total revenues to 50.7% in the six months ended June 30, 2003 from 52.4% in the six months ended June 30, 2002. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,352.0 million in the six months ended June 30, 2003 increased $104.1 million, or 8.3%, from $1,247.9 million in the six months ended June 30, 2002. Selling, general and administrative expense as a percentage of total revenues decreased to 46.5% in the six months ended June 30, 2003 as compared with 48.1% in the six months ended June 30, 2002. This decrease was driven by a decrease in advertising to 2.1% of total revenues from 4.4% of total revenues for the same quarter last year. The change in selling, general and administrative expense in the six months ended June 30, 2003 resulted from the following items:

•	Occupancy costs increased $47.9 million, primarily as a result of the net increase of 535 company-operated stores.

•	Compensation expense increased $84.5 million, primarily related to additional personnel needed to support our store growth and an increase in our incentive compensation in 2003 related to our year-to-date performance.

•	Advertising expense decreased $51.7 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during the six months ended June 30, 2003. We expect advertising expenses to vary over the course of the year depending on market opportunities.

•	Other corporate and store expenses increased $23.4 million, due primarily to the net increase of 535 company-operated stores and expenses related to in-store customer service initiatives and systems.

Depreciation Expense.    Depreciation expense of $122.8 million in the six months ended June 30, 2003 increased $10.9 million, or 9.7%, as compared with $111.9 million in the six months ended June 30, 2002. The increase was primarily a result of the net increase of 535 company-operated stores.

Interest Expense.    Interest expense of $19.7 million in the six months ended June 30, 2003 decreased $4.8 million, or 19.6%, as compared with $24.5 million in the six months ended June 30, 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance and lower average interest rates in the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $92.2 million in the six months ended June 30, 2003, as compared with a provision of $62.6 million in the six months ended June 30, 2002. The provision for income taxes increased primarily due to higher earnings before taxes for the domestic operations.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first quarter of 2003. The adoption of this statement did not affect operating income or cash flow.

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

Net Income (Loss).    Net income of $141.7 million in the six months ended June 30, 2003 represents an increase in net income of $1,851.0 million from the net loss of $1,709.3 million in the six months ended June 30, 2002. The increase was attributable to the cumulative effect of change in accounting principle recorded in the first quarter of 2002, as discussed above. Income before the cumulative effect of change in accounting principle of $146.1 million in the six months ended June 30, 2003 represents an increase in net income of $38.4 million, and 35.7%, from the income before cumulative effect of change in accounting principle of $107.7 million in the six months ended June 30, 2002. This increase was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominantly from the rental and retail sale of movies and video games, and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents.

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

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations provided to us by Wherehouse in connection with its bankruptcy, we estimate that we are contingently liable for approximately $36.0 million. Of this amount, we recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represents our estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated it will vacate. The remaining $17.3 million of the contingency relates to stores Wherehouse has indicated it will continue to occupy and, therefore, we do not currently expect to have to perform under the related guarantees. Any payments we are required to make in connection with the guarantees in excess of our recorded reserve would negatively affect our results of operations. We paid $2.1 million in connection with these guarantees through the first six months of 2003. We expect any payments made in connection with these guarantees to be funded from operating cash flow.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first six months of 2003, we paid down $160.0 million under the term loan, leaving an outstanding balance of $250.0 million at June 30, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the credit agreement to $850.0 million.

During the first six months of 2003, we borrowed $60.0 million, net of repayments of $80.0 million, under the long-term revolver. As a result of this borrowing, we had $540.0 million of available borrowing capacity under the long-term revolver at June 30, 2003.

Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at June 30, 2003 for borrowings under the credit agreement, including the effect of our interest rate swap discussed below, was 5.0%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2003).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2003, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first interest rate swap matured in the first quarter of 2003 and the second interest rate swap will mature in September of 2003. Our effective interest rate also includes the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rate of the remaining swap is currently 6.37%. The remaining interest rate swap is subject to termination in the event that (i) Viacom ceases to own greater than 80.0% of our outstanding common stock, or (ii) we no longer have any obligations under the term loan portion of the credit agreement. The remaining interest rate swap qualifies as a fully effective cash-flow hedging instrument under Statement of financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gain or loss of the qualifying cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings. At June 30, 2003, the fair value of the interest rate swap was a liability of $4.0 million.

The following table sets forth our current portion of long-term debt and capital lease obligations:

	December 31, 2002	June 30, 2003
Current maturities of term loan, interest rate 6.2% and 5.6% at December 31, 2002 and June 30, 2003, respectively, due in quarterly installments beginning April 2002 through July 2004	$85.0	$200.0
Revolving credit facility, interest rate 2.6% at June 30, 2003, due July 2004	—	60.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	3.6	2.5
Current maturities of all other obligations	21.2	20.3

Total current portion of long-term debt	109.8	282.8
Current portion of capital lease obligations	23.0	21.4

	$132.8	$304.2

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	December 31, 2002	June 30, 2003
Term loan, interest rate 6.2% and 5.6% at December 31, 2002 and June 30, 2003, respectively, due in quarterly installments beginning April 2002 through July 2004	$325.0	$50.0
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	3.9	2.3

Total long-term debt, less current portion	$328.9	$52.3
Capital lease obligations, less current portion	79.8	77.4

	$408.7	$129.7

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities increased $32.6 million, or 6.0%, from $546.7 million for the six months ended June 30, 2002 to $579.3 million for the six months ended June 30, 2003. The increase in cash flows was driven by a $206.2 million increase in the cash provided by the change in merchandise inventories and a $44.9 million increase in the cash provided by receivables. The increase in cash flows was offset by the increase in cash used to pay down accounts payable of $291.5 million for the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Investing Activities.    Net cash flow used for investing activities increased $12.5 million from $475.3 million for the six months ended June 30, 2002 to $487.8 million for the six months ended June 30, 2003. This increase was due to a $23.6 million increase in capital expenditures, which was offset by a $12.8 million decrease in the cash used for acquisitions.

Financing Activities.    Net cash flow used for financing activities increased $77.4 million from $41.7 million in the six months ended June 30, 2002 to $119.1 million in the six months ended June 30, 2003. This increase was due to net repayments of long-term debt under our credit facility of $50.0 million for the six months ended June 30, 2002, as compared with net repayments of $100.0 million for the six months ended June 30, 2003. This increase was also driven by a decrease in proceeds received from the exercise of stock options of $29.9 million in the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Other Financial Measurements: Working Capital

At June 30, 2003, we had cash and cash equivalents of $129.3 million. Working capital, however, reflected a deficit of $526.9 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and strategies and the anticipated impact of our operating model and strategies on our same-store revenues and profitability; our plans and expectations regarding our product mix and the resulting impact on revenues and margins; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for our product and service offerings and the related impact of competitor pricing and product and service offerings; our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing initiatives, including our advertising expenditures; our ability to effectively and timely implement and maintain necessary information technology systems and infrastructure to support shifts in our operating model and consumer preferences; vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with our suppliers on acceptable commercial terms; the degree of future currency and interest rate fluctuations; the impact of developments affecting our outstanding litigation; and other factors, as set forth under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at June 30, 2003 were $310.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at June 30, 2003 for these borrowings, including the effect of our interest rate swap, was 5.0%.

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

Our operations outside the United States constituted 19.9% and 25.0% of our total revenues for the three months ended June 30, 2002 and 2003, respectively, and 20.0% and 23.9% for the six months ended June 30, 2002 and 2003, respectively. Our operations in Europe constituted 10.3% and 14.8% of our total revenues for the three months ended June 30, 2002 and 2003, respectively, and 10.3% and 14.1% for the six months ended June 30, 2002 and 2003, respectively.

Item 4.    Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the second quarter of 2003, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, judgment was entered in July 2002 in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs have appealed the federal court judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for any losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Blockbuster is a defendant in 19 lawsuits filed by customers in state court in 12 states. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices, and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster is also a defendant in four similar lawsuits filed by customers in Canada. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. An Illinois state court has entered a provisional order certifying plaintiff and defendant classes, subject to further review and final determination. The Texas court has entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation. Two parties have appealed the Texas settlement and on July 31, 2003 the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorneys fees with respect to that one issue. One objecting party has appealed the Texas court orders barring further litigation. In another Illinois case, a federal judge has dismissed litigation because of the Texas settlement. California state court class claim allegations in one lawsuit have also been dismissed because of the Texas settlement and summary judgment has been granted on all claims in the one case pending in California that is not a putative class action. An appeal has been filed by plaintiffs. In Canada, plaintiff’s request for class certification has been denied in Ontario and granted in Quebec. Blockbuster believes the plaintiffs’ positions in these cases are without merit. Blockbuster intends to defend itself vigorously in Canada and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista’s motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. Blockbuster believes the plaintiff’s position is without merit, and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 to December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 to December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a shareholder derivative action, which is pending in federal court in Texas, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action, which is pending in state court in Texas, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

In December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records. Pursuant to the agreement, Blockbuster has completed a self-audit and will make compensatory payments of approximately $13.6 million.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 20, 2003. The stockholders voted on proposals to:

1.	elect two Class I Directors of Blockbuster for a term expiring in 2006; and

2.	ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2003.

The proposals were approved by the following votes:

1.	Election of Class I Directors

Nominee	Votes For	Votes Withheld
Philippe P. Dauman	752,712,964	967,907
Richard J. Bressler	752,713,294	967,577

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2003

Votes For	Votes Against	Abstentions	Broker Non-votes
751,156,359	2,513,859	10,653	0

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.

(b)	Reports on Form 8-K

On April 22, 2003, Blockbuster furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished pursuant to Item 9 and Item 12 of Form 8-K with respect to the issuance of a press release dated April 23, 2003 announcing Blockbuster’s financial results for the first quarter ended March 31, 2003.

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

Date: August 14, 2003

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.