Form 10-Q
period 2003-09-30
BLOCKBUSTER INC
filed 2003-11-07
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

Number of shares of common stock outstanding at October 31, 2003:

Class A common stock, par value $.01 per share: 36,843,259

Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Rental revenues	$1,123.2	$1,096.0	$3,298.0	$3,386.6
Merchandise sales	238.1	263.8	622.1	837.8
Other revenues	25.2	24.7	63.4	70.1

	1,386.5	1,384.5	3,983.5	4,294.5

Cost of sales:
Cost of rental revenues	382.3	311.6	1,125.2	1,025.0
Cost of merchandise sold	202.5	203.3	504.5	670.6

	584.8	514.9	1,629.7	1,695.6

Gross profit	801.7	869.6	2,353.8	2,598.9

Operating expenses:
Selling, general and administrative	659.7	704.0	1,907.6	2,056.0
Depreciation	61.6	65.7	173.5	188.5
Amortization of intangibles	0.4	0.3	1.3	0.8

	721.7	770.0	2,082.4	2,245.3

Operating income	80.0	99.6	271.4	353.6
Interest expense	(11.8)	(7.7)	(36.3)	(27.4)
Interest income	1.0	0.7	3.3	2.3
Other items, net	0.1	(1.0)	1.1	2.1

Income before income taxes	69.3	91.6	239.5	330.6
Provision for income taxes	(18.7)	(27.9)	(81.3)	(120.1)
Equity in income (loss) of affiliated companies, net of tax	0.4	—	0.5	(0.7)

Income before cumulative effect of change in accounting principle	51.0	63.7	158.7	209.8
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)	(4.4)

Net income (loss)	$51.0	$63.7	$(1,658.3)	$205.4

Income per share before cumulative effect of change in accounting principle:
Basic	$0.28	$0.35	$0.89	$1.17

Diluted	$0.28	$0.35	$0.87	$1.16

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$(10.19)	$(0.02)

Diluted	$—	$—	$(10.01)	$(0.02)

Net income (loss) per share:
Basic	$0.28	$0.35	$(9.30)	$1.14

Diluted	$0.28	$0.35	$(9.14)	$1.14

Weighted-average common shares outstanding:
Basic	179.1	180.1	178.3	179.8

Diluted	182.1	181.8	181.5	180.9

Cash dividends per common share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152.5	$166.7
Receivables, less allowances of $7.4 and $10.6 for 2002 and 2003, respectively	184.8	146.4
Merchandise inventories	452.1	403.0
Prepaid assets and other current assets	169.5	173.2

Total current assets	958.9	889.3

Rental library	423.1	364.4
Receivable from Viacom, net	23.0	21.9
Property and equipment, net	874.9	809.6
Intangibles, net	27.4	34.5
Goodwill	3,883.5	3,892.4
Other assets	53.0	58.7

	$6,243.8	$6,070.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757.0	$504.2
Accrued expenses	582.6	540.4
Current portion of long-term debt	109.8	257.5
Current portion of capital lease obligations	23.0	21.0
Deferred taxes	5.2	5.2

Total current liabilities	1,477.6	1,328.3

Long-term debt, less current portion	328.9	1.4
Capital lease obligations, less current portion	79.8	75.0
Deferred taxes	116.0	139.7
Other liabilities	74.5	114.5

	2,076.8	1,658.9

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 35.6 and 36.8 shares issued and outstanding for 2002 and 2003, respectively	0.4	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,220.8	6,228.7
Retained deficit	(1,954.7)	(1,749.3)
Accumulated other comprehensive loss	(100.9)	(69.3)

Total stockholders’ equity	4,167.0	4,411.9

	$6,243.8	$6,070.8

See notes to unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,658.3)	$205.4
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	174.8	189.3
Rental amortization	722.2	736.3
Cumulative effect of change in accounting principle	1,817.0	4.4
Deferred taxes and other	8.0	23.3
Equity in income (loss) of affiliated companies, net of tax	(0.5)	0.7
Change in operating assets and liabilities:
Decrease in receivables	6.2	41.0
Decrease in receivable from Viacom	66.9	3.5
(Increase) decrease in merchandise inventories	(224.7)	57.7
Increase in prepaid and other assets	(24.2)	(40.7)
Increase (decrease) in accounts payable	4.4	(269.7)
Decrease in accrued expenses and other liabilities	(83.5)	(9.7)

Net cash flow provided by operating activities	808.3	941.5

Cash flows from investing activities:
Rental library purchases	(729.4)	(642.2)
Capital expenditures	(62.1)	(99.4)
Cash used for acquisitions	(14.5)	(1.4)
Proceeds from sales of store operations	1.9	—
Proceeds from notes receivable	2.9	2.5
Investments in affiliated companies	(1.6)	—

Net cash flow used for investing activities	(802.8)	(740.5)

Cash flows from financing activities:
Proceeds from credit agreement	—	140.0
Repayments on credit agreement	(100.0)	(315.0)
Net repayments on other notes	(3.7)	(5.3)
Net proceeds from the exercise of stock options	37.5	16.2
Cash dividends	(10.7)	(10.8)
Capital lease payments	(17.8)	(17.4)

Net cash flow used for financing activities	(94.7)	(192.3)

Effect of exchange rate changes on cash	0.2	5.5

Net (decrease) increase in cash and cash equivalents	(89.0)	14.2
Cash and cash equivalents at beginning of period	200.2	152.5

Cash and cash equivalents at end of period	$111.2	$166.7

Supplemental cash flow information:
Cash payments for interest	$37.2	$29.2
Cash payments for taxes	$5.3	$64.4
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$10.8	$10.5

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K, except as discussed below.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets, including goodwill, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed conversion of convertible securities and exercise of stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 17.2 million and 18.3 million shares of class A common stock were outstanding as of September 30, 2002 and 2003, respectively. Because their inclusion would be anti-dilutive, 0.8 million options were excluded from the computation of the weighted average shares for diluted EPS for the three and nine months ended September 30, 2002, and 4.6 million and 8.0 million options were excluded from the computation of the weighted-average shares for diluted

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

EPS for the three and nine months ended September 30, 2003, respectively. The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted-average shares for basic EPS	179.1	180.1	178.3	179.8
Incremental shares for stock options	3.0	1.7	3.2	1.1

Weighted-average shares for diluted EPS	182.1	181.8	181.5	180.9

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of comprehensive income (loss) impacting the Company. The cash flow hedges matured during the first and third quarters of 2003. The balances in accumulated comprehensive loss consist of the following:

	At December 31, 2002	At September 30, 2003
Fair value of interest rate swaps, net of deferred taxes	$(6.3)	$—
Accumulated foreign currency translation adjustment	(94.6)	(69.3)

Accumulated comprehensive loss	$(100.9)	$(69.3)

Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$51.0	$63.7	$(1,658.3)	$205.4
Change in fair value of interest rate swaps, net of deferred taxes	2.1	2.5	2.2	6.3
Foreign currency translation adjustment	(4.0)	(1.2)	(5.4)	25.3

Total comprehensive income (loss)	$49.1	$65.0	$(1,661.5)	$237.0

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table shows Blockbuster’s net income (loss) for the three and nine months ended September 30, 2002 and 2003, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or cancelled in future years):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Pro forma net income (loss):
Reported net income (loss)	$51.0	$63.7	$(1,658.3)	$205.4
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.7)	(6.3)	(16.6)	(16.0)

Pro forma net income (loss)	$45.3	$57.4	$(1,674.9)	$189.4

Net income (loss) per share:
Basic	$0.28	$0.35	$(9.30)	$1.14

Basic – pro forma	$0.25	$0.32	$(9.39)	$1.05

Diluted	$0.28	$0.35	$(9.14)	$1.14

Diluted – pro forma	$0.25	$0.32	$(9.23)	$1.05

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 31, 2003, the FASB issued additional interpretation which modifies certain aspects of the pronouncement. The provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. While Blockbuster does not have any equity investment in any of its franchisees, FIN 46 introduces new accounting concepts surrounding protective rights and control of an entity’s operations. The Company is currently evaluating this statement with respect to certain of its franchisees and has not determined the full impact that FIN 46 may have on its consolidated financial position or results of operations or cash flows.

Note 2—Changes in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. The first step of the test compared the book values of the Company’s reporting units to their estimated fair values. The estimated fair values of the reporting units were computed using the present value of future cash flows as of the date of adoption. In the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill in accordance with the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

methodology prescribed by SFAS 142 to its book value. As a result of performing the two-step test, the Company determined that its goodwill balance was impaired resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge was recorded as a cumulative effect of change in accounting principle, net of tax, in the Company’s consolidated statement of operations for the nine months ended September 30, 2002.

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

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability of $10.4 million is included in other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2003.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the nine months ended September 30, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in the first nine months of 2002 were not material to net income or EPS.

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting for cash consideration given to a reseller of a vendor’s products from the vendor. The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. Upon adopting EITF 02-16 in January 2003, the Company modified its accounting policy surrounding these arrangements to conform to the guidance outlined in EITF 02-16. For all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. This change in policy results in a reclassification of certain vendor funds between advertising expense, costs of sales, inventory and rental library. During the third quarter of 2003, this reclassification decreased cost of sales for the three and nine months ended September 30, 2003 by $5.3 million and increased net advertising expenses by $7.2 million. In addition, $1.9 million of the consideration was recorded as a reduction to inventory and rental library at September 30, 2003. Prior periods have not been restated.

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $38.2 million and $26.0 million for the three months

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

ended September 30, 2002 and 2003, respectively, and $112.5 million and $75.1 million for the nine months ended September 30, 2002 and 2003, respectively.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. Blockbuster’s aggregate advertising expenditures spent with Viacom affiliates were $31.9 million and $5.8 million for the three months ended September 30, 2002 and 2003, respectively, and $66.9 million and $12.9 million for the nine months ended September 30, 2002 and 2003, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4—Credit Agreement

On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first nine months of 2003, the Company paid down $235.0 million under the term loan, leaving an outstanding balance of $175.0 million at September 30, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the Blockbuster Credit Agreement to $775.0 million.

During the first nine months of 2003, the Company borrowed $60.0 million, net of repayments of $80.0 million, under the long-term revolver. As a result of this borrowing, the Company had $540.0 million of available borrowing capacity under the long-term revolver at September 30, 2003.

Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at September 30, 2003 for borrowings under the Blockbuster Credit Agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2003).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2003, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

$200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. The Company’s effective interest rate also included the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively. The interest rate swaps qualified as fully effective cash-flow hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.” Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

Note 5—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available to the Company in connection with the Wherehouse bankruptcy, the Company estimated a contingent liability of approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guaranty obligation at that time. During the first nine months of 2003, the Company paid approximately $5.9 million associated with the lease guarantee obligation and has $12.8 million of reserve recorded at September 30, 2003, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes in existing information.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, judgment was entered in July 2002 in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for any losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, Blockbuster is a defendant in 19 lawsuits filed by customers in state court in 12 states. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices, and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

unlawful penalties and result in unjust enrichment. Blockbuster is also a defendant in four similar lawsuits filed by customers in Canada. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. An Illinois state court has entered a provisional order certifying plaintiff and defendant classes, subject to further review and final determination. The Texas court has entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation. Two parties have appealed the Texas settlement and on July 31, 2003 the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorneys’ fees with respect to that one issue. One objecting party has appealed the Texas court orders barring further litigation. In another Illinois case, a federal judge has dismissed litigation because of the Texas settlement and the plaintiff has appealed. California state court class claim allegations in one lawsuit have been dismissed because of the Texas settlement. Summary judgment has been granted on all claims in the one case pending in California that is not a putative class action. An appeal of the summary judgment has been filed by the California plaintiffs. In Canada, plaintiff’s request for class certification has been denied in Ontario and granted in Quebec. Blockbuster believes the plaintiffs’ positions in these cases are without merit. Blockbuster intends to defend itself vigorously in Canada and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in the United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. On July 22, 2003, the California federal court granted Buena Vista’s motion for partial summary judgment, stating in its ruling that a liquidated damages provision in the contract is enforceable. Blockbuster has filed a motion to reconsider this ruling. Blockbuster believes the plaintiff’s position is without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a shareholder derivative action naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, in December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records. Pursuant to the agreement, Blockbuster completed a self-audit and made compensatory payments of approximately $13.6 million during the first nine months of 2003. As a result, Blockbuster increased its initial accrual by $3.5 million during the first nine months of 2003.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, during 2002, Blockbuster settled a class action lawsuit with certain Blockbuster California store managers who claimed that they should be classified as non-exempt and thus were owed overtime payments under California law. Blockbuster paid approximately $9.9 million to resolve the case. Because the amount of claims submitted by the class members was less than the maximum amount Blockbuster could have been required to pay under the settlement, the Company reduced its initial accrual, recorded as a special item charge in the third quarter of 2001, by $3.4 million during the first nine months of 2002.

Blockbuster is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies, including all litigation discussed above, would not have a material adverse impact on the Company’s consolidated financial statements or liquidity. However, there can be no assurances that future costs would not be material to the results of operations or liquidity of the Company for a particular period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Statement of Operations Data:
Revenues	$1,386.5	$1,384.5	$3,983.5	$4,294.5
Cost of sales	584.8	514.9	1,629.7	1,695.6

Gross profit	801.7	869.6	2,353.8	2,598.9
Operating expenses	721.7	770.0	2,082.4	2,245.3

Operating income	80.0	99.6	271.4	353.6
Interest expense	(11.8)	(7.7)	(36.3)	(27.4)
Interest income	1.0	0.7	3.3	2.3
Other items, net	0.1	(1.0)	1.1	2.1

Income before income taxes	69.3	91.6	239.5	330.6
Provision for income taxes	(18.7)	(27.9)	(81.3)	(120.1)
Equity in income (loss) of affiliated companies, net of tax	0.4	—	0.5	(0.7)

Income before cumulative effect of change in accounting principle	51.0	63.7	158.7	209.8
Cumulative effect of change in accounting principle, net of tax	—	—	(1,817.0)	(4.4)

Net income (loss)	$51.0	$63.7	$(1,658.3)	$205.4

Cash Flow Data:
Cash flow provided by operating activities (1)	N/A	N/A	$808.3	$941.5
Cash flow used for investing activities (1)	N/A	N/A	(802.8)	(740.5)
Cash flow used for financing activities (1)	N/A	N/A	(94.7)	(192.3)

Other Data:
Depreciation	$61.6	$65.7	$173.5	$188.5
Amortization of intangibles	0.4	0.3	1.3	0.8

Margins:
Rental margin (2)	66.0%	71.6%	65.9%	69.7%
Merchandise margin (3)	15.0%	22.9%	18.9%	20.0%
Gross margin (4)	57.8%	62.8%	59.1%	60.5%

Worldwide Store Data:
Same-store revenues increase (decrease) (5)	6.9%	(7.5)%	3.7%	(0.5)%
Total system-wide stores at end of period	8,246	8,782	8,246	8,782

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	Rental gross profit as a percentage of rental revenues.
(3)	Merchandise gross profit as a percentage of merchandise sales.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Revenues.    Revenues of $1,384.5 million in the third quarter of 2003 decreased $2.0 million, or 0.1%, from $1,386.5 million in the third quarter of 2002. The decrease in revenues reflects a 2.4% decrease in rental revenues, which was partially offset by a 10.8% improvement in merchandise sales. The decrease in overall revenues also reflects a 7.5% decrease in worldwide same-store revenues resulting from decreases in worldwide same-store rental revenues and merchandise sales of 7.1% and 9.9%, respectively. These decreases in overall revenues were partially offset by a net increase of 537 company-operated stores, including the fourth quarter acquisition of GameStation Inc., a leading games retailer in the United Kingdom, and, to a lesser extent, favorable exchange rates. The decrease in worldwide same-store revenues also resulted from a 9.1% and 1.4% decrease in same-store revenues from our domestic and international operations, respectively. Worldwide same-store rental revenues decreased primarily as a result of lighter than anticipated domestic rental activity industry-wide and unseasonably warm weather in Europe. Worldwide same-store merchandise sales decreased primarily as a result of a significant reduction in certain low margin retail promotions and product lines that were used to drive revenues and traffic during the third quarter of 2002, in order to establish Blockbuster as a retail destination.

The quarter over quarter comparison was impacted by our focus on improving profitability in 2003 by (1) increasing rental gross margin through more efficient buying and better management of VHS and DVD inventory levels, (2) improving retail gross margin through increases in the average selling price of retail product and implementation of new shrink reduction procedures, (3) decreasing marketing expenditures by leveraging increased advertising and promotion of video titles by the studios and (4) reducing low margin, traffic-driving transactions. While we believe this approach has allowed us to be flexible in our ability to drive bottom-line profitability under current market conditions, it had some negative impact on our same-store revenues during the quarter. We intend to maintain a flexible approach to balancing revenues and profitability in coming quarters, in order to best take advantage of future revenue growth opportunities as market changes occur.

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

In order to provide our customers with new and innovative rental programs, during the first nine months of 2003, we offered store-based subscription movie rental offers, or movie rental passes, in over 1,100 stores in 12 markets. We also relaunched our Games Freedom pass in substantially all of our domestic stores. These rental passes allow customers to rent an unlimited number of items during the term of the pass, subject to a limit on the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement.

Rental revenues of $1,096.0 million in the third quarter of 2003 decreased $27.2 million, or 2.4%, from $1,123.2 million in the third quarter of 2002. Of this decrease, approximately 2.0% was attributable to a decrease in movie rental revenues, and approximately 0.4% was attributable to a decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Three Months Ended September 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$538.3	47.9%	$333.6	30.4%
DVD Rental Revenues	469.7	41.8%	652.0	59.5%

Total Movie Rental Revenues	1,008.0	89.7%	985.6	89.9%
Game Rental Revenues	115.2	10.3%	110.4	10.1%

Total Rental Revenues	$1,123.2	100.0%	$1,096.0	100.0%

The decrease in overall rental revenues was primarily due to a 7.1% decrease in worldwide same-store rental revenues, resulting from worldwide same-store movie and game rental revenue decreases of 7.1% and 5.8%, respectively. Domestic and international same-store rental revenues decreased by 7.7% and 4.0%, respectively. In addition, the decrease in overall rental revenues reflects a $14.8 million benefit received during the third quarter of 2002 in connection with the resolution of a non-recurring deferred revenue contingency. These decreases in overall rental revenues were partially offset by a net increase of 537 company-operated stores and, to a lesser extent, favorable exchange rates. Our domestic operations represented 78.3% of our rental revenues in the third quarter of 2003 as compared with 81.7% of our rental revenues in the third quarter of 2002.

Movie Rental Revenues.    Movie rental revenues of $985.6 million in the third quarter of 2003 decreased $22.4 million, or 2.2%, from $1,008.0 million in the third quarter of 2002. The decrease in overall movie rental revenues was primarily due to a 7.1% decrease in worldwide same-store movie rental revenues resulting from (1) lower than anticipated domestic rental activity industry-wide, (2) an unfavorable box office comparison for the movie rental titles released during the third quarter of 2003 compared with movie rental titles released during the third quarter of 2002 and (3) unseasonably warm weather in Europe. These decreases in overall movie rental revenues were partially offset by a net increase of 537 company-operated stores and, to a lesser extent, favorable exchange rates. DVD rental revenues continued to increase as a percentage of total rental revenues from 41.8% in the third quarter of 2002 to 59.5% in the third quarter of 2003, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 47.9% in the third quarter of 2002 to 30.4% in the third quarter of 2003.

Game Rental Revenues.    Game rental revenues of $110.4 million in the third quarter of 2003 decreased $4.8 million, or 4.2%, from $115.2 million in the third quarter of 2002. The decrease in overall game rental revenues was due to the 5.8% decrease in worldwide same-store game rental revenues, which was partially offset by a net increase of 537 company-operated stores and, to a lesser extent, favorable exchange rates. The decrease in same-store game rental revenues was primarily due to decreased sales of the Games Freedom pass in the third quarter of 2003 as compared with the third quarter of 2002 and the impact of discontinuing certain low margin game hardware platforms in selected stores during the third quarter of 2003.

Merchandise Sales.    Merchandise sales of $263.8 million in the third quarter of 2003 increased $25.7 million, or 10.8%, from $238.1 million in the third quarter of 2002. The following is a summary of merchandise sales by product category:

	Three Months Ended September 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Sales:
VHS Sales	$30.2	12.7%	$13.2	5.0%
DVD Sales	89.9	37.8%	104.6	39.7%

Total Movie Sales	120.1	50.4%	117.8	44.7%
Game Sales	32.2	13.5%	54.2	20.5%
General Merchandise Sales	85.8	36.0%	91.8	34.8%

Total Merchandise Sales	$238.1	100.0%	$263.8	100.0%

Merchandise sales represented 19.1% of total revenues in the third quarter of 2003, compared with 17.2% of total revenues in the third quarter of 2002. The increase in merchandise sales was primarily the result of a net increase of 537 company-operated stores, including the acquisition in the fourth quarter of 2002 of GameStation, Inc., and, to a lesser extent, favorable exchange rates. These increases were partially offset by a 9.9% decrease in worldwide same-store merchandise sales, resulting from a 16.0% decrease in domestic same-store merchandise sales which was partially offset by a 6.8% increase in international same-store merchandise sales.

Movie Sales.    Movie sales, which primarily include sales of DVDs and VHS tapes, of $117.8 million in the third quarter of 2003 decreased $2.3 million, or 1.9%, from $120.1 million in the third quarter of 2002 as a result of a 9.0% decrease in worldwide same-store movie sales, which was partially offset by a net increase of 537 company-operated stores and, to a lesser extent, favorable exchange rates. During the third quarter of 2002, we made use of aggressive sales promotions to establish Blockbuster as a retail destination. Our reduction of these promotions during the third quarter of 2003 contributed to a 10.1% decrease in retail movie transactions in the third quarter of 2003 as compared with the third quarter of 2002. The decrease in retail movie transactions was partially offset by a 9.2% increase in the average selling price of retail movies resulting from an improved retail pricing strategy and the continued increase of DVD sales as a percentage of total movie sales. Retail DVD sales generally have a higher average selling price than retail VHS sales.

Game Sales.    Game sales, including sales of game software, hardware consoles and accessories, of $54.2 million in the third quarter of 2003 increased $22.0 million, or 68.3%, from $32.2 million in the third quarter of 2002. The increase in game sales resulted primarily from the acquisition in the fourth quarter of 2002 of GameStation, Inc., and, to a lesser extent, favorable exchange rates, and was partially offset by a 37.4% decrease in worldwide same-store game sales. The acquisition of GameStation, Inc. contributed to a 167.2% increase in overall retail game transactions in the third quarter of 2003 as compared to the third quarter of 2002. Worldwide same-store game sales during the third quarter of 2003 were impacted by a planned reduction in the sale of low margin game consoles during the third quarter of 2003. The reduction in game console sales, in addition to a higher percentage of retail game sales from catalog game retail product, contributed to a 37.1% decrease in the average selling price of retail games product. Catalog game retail product generally has a lower average selling price than new release game retail product, while game consoles have a significantly higher average selling price than game software.

Cost of Sales.    Cost of sales of $514.9 million in the third quarter of 2003 decreased $69.9 million, or 12.0%, from $584.8 million in the third quarter of 2002. The decrease in our cost of sales was primarily due to a reduction in costs, as discussed below.

Gross Profit.    Gross profit of $869.6 million in the third quarter of 2003 increased $67.9 million, or 8.5%, from $801.7 million in the third quarter of 2002. The increase in gross profit was driven by the continued

expansion of rental and retail margins and, to a lesser extent, a net increase of 537 company-operated stores and the impact of favorable exchange rates. These increases were partially offset by a decrease in worldwide same-store revenues. As we have continued to grow our rental and retail business through the addition of new stores, we have heightened our focus on generating gross profit dollars. However, the results of our strategy may be accompanied by fluctuations in our gross margins. As a result of the strong growth in rental and retail profitability, total gross margin increased to 62.8% in the third quarter of 2003 from 57.8% in the third quarter of 2002.

Rental Gross Profit.    Rental gross profit of $784.4 million in the third quarter of 2003 increased $43.5 million, or 5.9%, from $740.9 million in the third quarter of 2002. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 66.0% in the third quarter of 2002 to 71.6% in the third quarter of 2003, a net increase of 537 company-operated stores and, to a lesser extent, the impact of favorable exchange rates. These increases in rental gross profit were partially offset by a decrease in worldwide same-store rental revenues. The improvement in our rental gross margin was primarily due to improved product buying and inventory management which resulted in the reduction of rental product purchases and overall rental product costs. Going forward, we expect to purchase proportionally more rental product under revenue sharing arrangements, which should provide flexibility in our rental copy depth, while providing the ability to maintain our current level of movie rental gross margin assuming no change in our consumer terms.

Merchandise Gross Profit.    Merchandise gross profit of $60.5 million in the third quarter of 2003 increased $24.9 million, or 69.9%, from merchandise gross profit of $35.6 million in the third quarter of 2002. The increase in merchandise gross profit was primarily due to an improvement in our merchandise gross margin, which increased to 22.9% for the third quarter of 2003 compared with 15.0% for the third quarter of 2002 and the acquisition in the fourth quarter of 2002 of GameStation, Inc. The increase in merchandise gross margin was primarily due to the reduction of low margin, traffic-driving transactions used to establish Blockbuster as a retail destination during the third quarter of 2002 and improved pricing strategies during 2003 that increased the average retail selling price of movies. Additionally, new shrink reduction procedures resulted in reduced video game shrinkage during the third quarter of 2003 as compared with the third quarter of 2002. DVD and video game products are more susceptible to shrink than our other products due to their portability and popularity.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $770.0 million in the third quarter of 2003, an increase of $48.3 million, or 6.7%, from $721.7 million in the third quarter of 2002. Total operating expenses increased as a percentage of total revenues to 55.6% in the third quarter of 2003 from 52.1% in the third quarter of 2002. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $704.0 million in the third quarter of 2003 increased $44.3 million, or 6.7%, from $659.7 million in the third quarter of 2002. Selling, general and administrative expense as a percentage of total revenues increased to 50.8% in the third quarter of 2003 as compared with 47.6% in the third quarter of 2002. This increase was the result of the decrease in same-store revenues, as well as higher incentive compensation related to the Company’s year-to-date performance. The change in selling, general and administrative expense in the third quarter of 2003 resulted from the following items:

•	Occupancy costs increased $21.4 million, primarily as a result of a net increase of 537 company-operated stores.

•	Compensation expense increased $27.5 million, primarily related to additional personnel needed to support our store growth and an increase in our incentive compensation in 2003 related to our year-to-date performance.

•	Advertising expense decreased $16.4 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during the third quarter of 2003 and the greater use of cost effective direct marketing tools.

Advertising expense also reflects the impact of Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 required us to record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs entered into or modified during 2003 as a reduction of the cost of inventory and rental library rather than as an offset of advertising costs. This change in policy resulted in a $7.2 million increase in advertising expenses during the third quarter of 2003.

We expect that advertising expenses may increase over the remainder of the year depending on market opportunities.

•	Other corporate and store expenses increased $11.8 million, due primarily to a net increase of 537 company-operated stores and expenses related to in-store customer service initiatives and systems and infrastructure improvements. Going forward, we expect to continue to make incremental improvements in systems and infrastructure, which would result in additional corporate and store expenses.

Depreciation Expense.    Depreciation expense of $65.7 million in the third quarter of 2003 increased $4.1 million, or 6.7%, as compared with $61.6 million in the third quarter of 2002. The increase was primarily a result of a net increase of 537 company-operated stores.

Interest Expense.    Interest expense of $7.7 million in the third quarter of 2003 decreased $4.1 million, or 34.7%, as compared with $11.8 million in the third quarter of 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance and lower average interest rates in the third quarter of 2003 compared with the third quarter of 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $27.9 million in the third quarter of 2003, as compared with a provision of $18.7 million in the third quarter of 2002. The provision for income taxes increased primarily due to higher earnings before taxes for our domestic operations, but was partially offset by a $5.2 million benefit which was the result of tax planning implemented during the third quarter of 2003 involving our non-US operations.

The tax matters agreement dated August 16, 1999 between Blockbuster and Viacom Inc. required us to surrender all or a portion of our United Kingdom tax loss carryovers generated by Blockbuster to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance related to these tax loss carryovers by $8.7 million based upon our determination that it was more likely than not that these tax loss carryovers would be utilized by Blockbuster.

Net Income.    Net income of $63.7 million in the third quarter of 2003 represents an increase in net income of $12.7 million, or 24.9%, from net income of $51.0 million in the third quarter of 2002. This increase was due to the changes discussed above.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Revenues.    Revenues of $4,294.5 million in the nine months ended September 30, 2003 increased $311.0 million, or 7.8%, from $3,983.5 million in the nine months ended September 30, 2002. Of the 7.8% increase, 5.4% was attributable to merchandise sales, 2.2% was attributable to rental revenues and the remainder was attributable to the increase in other revenues. The increase in revenues was primarily due to a net increase of 537 company-operated stores, including the acquisition in the fourth quarter of 2002 of GameStation, Inc., a leading games retailer in the United Kingdom, and to a lesser extent, favorable exchange rates.

Overall worldwide same-store revenues decreased 0.5%, which was the result of a 0.5% decrease in domestic same-store revenues and a 0.2% decrease in international same-store revenues for the first nine months of 2003. The decrease in worldwide same-store revenues was the result of a decrease in worldwide same-store rental revenues of 2.8%, which was offset by an increase in worldwide same-store merchandise sales of 12.1%, primarily due to the growth in DVD sales. Worldwide same-store merchandise sales in the fourth quarter of 2003 and first quarter of 2004 are not expected to grow at the rates seen in late 2002 and early 2003, as we recognized substantial growth in same-store merchandise sales during those periods. Specifically, same-store merchandise sales increased 41.8% in the fourth quarter of 2002 and 29.6% in the first quarter of 2003.

The comparison of year-to-date results was impacted by our focus on improving profitability in 2003 by (1) increasing rental gross margin by leveraging the margin advantage of DVD over VHS product and more efficient buying and inventory management, (2) improving retail gross margin through increases in the average selling price of retail product, (3) decreasing marketing expenditures by leveraging increased advertising and promotion of video titles by the studios and (4) reducing low margin, traffic-driving transactions. While we believe this approach has allowed us to be flexible in our ability to drive bottom-line profitability under current market conditions, it had some negative impact on our same-store revenues during the first nine months of 2003. We intend to maintain a flexible approach to balancing revenues and profitability in coming quarters, in order to best take advantage of future revenue growth opportunities as market changes occur.

Rental Revenues.    Rental revenues of $3,386.6 million in the nine months ended September 30, 2003 increased $88.6 million, or 2.7%, from $3,298.0 million in the nine months ended September 30, 2002. Of this increase, 3.7% was attributable to an increase in movie rental revenues, reduced by a 1.0% decrease attributable to a decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Nine Months Ended September 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Rental Revenues:
VHS Rental Revenues	$1,706.5	51.7%	$1,142.4	33.7%
DVD Rental Revenues	1,208.7	36.6%	1,893.7	55.9%

Total Movie Rental Revenues	2,915.2	88.4%	3,036.1	89.7%
Game Rental Revenues	382.8	11.6%	350.5	10.3%

Total Rental Revenues	$3,298.0	100.0%	$3,386.6	100.0%

The increase in overall rental revenues was primarily due to a net increase of 537 company-operated stores and, to a lesser extent, favorable exchange rates. These increases were partially offset by a 2.8% decrease in worldwide same-store rental revenues, resulting from decreases in worldwide same-store movie and game rental revenues of 2.1% and 9.7%, respectively. The decrease in same-store rental revenues also reflects decreases in domestic and international same-store rental revenues of 3.0% and 2.2%, respectively. Our domestic operations represented 79.1% of our rental revenues in the nine months ended September 30, 2003 as compared with 81.9% of our rental revenues in the nine months ended September 30, 2002.

Movie Rental Revenues.    Movie rental revenues of $3,036.1 million for the nine months ended September 30, 2003 increased $120.9 million, or 4.1%, from $2,915.2 million in the nine months ended September 30, 2002. The increase in overall movie rental revenues was primarily driven by a net increase of 537 company-operated stores, partially offset by a 2.1% decrease in worldwide same-store movie rental revenues. DVD rental revenues continued to increase as a percentage of total rental revenues from 36.6% in the nine months ended September 30, 2002 to 55.9% in the nine months ended September 30, 2003, while VHS rental revenues continued to decrease as a percentage of total rental revenues from 51.7% in the nine months ended September 30, 2002 to 33.7% in the nine months ended September 30, 2003.

The decrease in worldwide same-store movie rental revenues was the result of our focus on increasing profitability and cash flow by significantly lowering advertising and rental product purchases. Movie rental revenues were also negatively impacted by lower than anticipated domestic rental activity industry-wide during the third quarter of 2003.

Game Rental Revenues.    Game rental revenues of $350.5 million in the nine months ended September 30, 2003 decreased $32.3 million, or 8.4%, from $382.8 million in the nine months ended September 30, 2002. The decrease in overall game rental revenues was due to the 9.7% decrease in worldwide same-store game rental revenues, which was partially offset by a net increase of 537 company-operated stores. The decrease in worldwide same-store game rental revenues was primarily due to lower game rental product purchases, decreased sales of the Games Freedom pass in the second and third quarters of 2003 as compared with the prior year and the impact of discontinuing certain low margin game hardware platforms in selected stores during the third quarter of 2003.

Merchandise Sales.    Merchandise sales of $837.8 million in the nine months ended September 30, 2003 increased $215.7 million, or 34.7%, from $622.1 million in the nine months ended September 30, 2002. The following is a summary of merchandise sales by product category:

	Nine Months Ended September 30,
	2002		2003
	Revenues	Percent of Total	Revenues	Percent of Total
Movie Sales:
VHS Sales	$87.4	14.0%	$49.5	5.9%
DVD Sales	220.7	35.5%	331.1	39.5%

Total Movie Sales	308.1	49.5%	380.6	45.4%
Game Sales	59.3	9.5%	175.1	20.9%
General Merchandise Sales	254.7	40.9%	282.1	33.7%

Total Merchandise Sales	$622.1	100.0%	$837.8	100.0%

Merchandise sales represented 19.5% of total revenues in the nine months ended September 30, 2003, compared with 15.6% of total revenues in the nine months ended September 30, 2002. The increase in overall merchandise sales was primarily the result of a net increase of 537 company-operated stores, including the acquisition in the fourth quarter of 2002 of GameStation, Inc., a worldwide same-store merchandise sales increase of 12.1% and, to a lesser extent, favorable exchange rates. The worldwide same-store merchandise sales increase was driven by increases in domestic and international same-store merchandise sales of 14.8% and 6.0%, respectively, primarily due to strong growth in DVD retail sales.

Movie Sales.    Movie sales, which primarily include sales of DVDs and VHS tapes, of $380.6 million in the nine months ended September 30, 2003 increased $72.5 million, or 23.5%, from $308.1 million in the nine months ended September 30, 2002. The increase in movie sales was primarily related to our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. These factors led to an overall 12.8% increase in retail movie transactions in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Additionally, an improved pricing strategy and, the increase in DVD sales as a percentage of total movie sales led to a 9.6% increase in the average selling price of retail movies in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Retail DVD sales generally have a higher average selling price than retail VHS sales. These factors led to an increase in worldwide same-store movie sales of 14.7%.

Game Sales.    Game sales, including sales of game software, hardware consoles and accessories, of $175.1 million in the nine months ended September 30, 2003 increased $115.8 million, or 195.3%, from $59.3 million in the nine months ended September 30, 2002. The increase in game sales resulted primarily from the acquisition in the fourth quarter of 2002 of GameStation, Inc., a 34.9% increase in worldwide same-store games sales and, to a lesser extent, favorable exchange rates. The increase in worldwide same-store games sales was driven by a substantial increase in domestic games transactions during the first six months of 2003 resulting from improved penetration of key game hardware platforms. These changes contributed to a 289.7% increase in overall retail game transactions in the first nine months of 2003 as compared to the first nine months of 2002. The impact of the increase in retail game transactions was partially offset by a 24.2% decrease in the average selling price of retail games product due to a higher percentage of retail game sales from catalog game retail product and a reduction in the sale of game consoles. Catalog game retail product generally has a lower average selling price than new release game retail product, while game consoles have a significantly higher average selling price than game software.

Cost of Sales.    Cost of sales of $1,695.6 million in the nine months ended September 30, 2003 increased $65.9 million, or 4.0%, from $1,629.7 million in the nine months ended September 30, 2002. The increase in our cost of sales was primarily due to an increase in revenues partially offset by reduced costs, as discussed below.

Gross Profit.    Gross profit of $2,598.9 million in the nine months ended September 30, 2003 increased $245.1 million, or 10.4%, from $2,353.8 million in the nine months ended September 30, 2002. The increase in gross profit was primarily driven by a net increase of 537 company-operated stores, the continued expansion of rental margin, improvements in retail margins and, to a lesser extent, the impact of favorable exchange rates. As we have enhanced our position in the retail market and continued to grow our rental business through the addition of new stores, we have heightened our focus on generating gross profit dollars. However, the results of our strategy may be accompanied by fluctuations in our gross margins. Total gross margin increased from 59.1% in the first nine months of 2002 to 60.5% in the first nine months of 2003.

Rental Gross Profit.    Rental gross profit of $2,361.6 million in the nine months ended September 30, 2003 increased $188.8 million, or 8.7%, from $2,172.8 million in the nine months ended September 30, 2002. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 65.9% in the nine months ended September 30, 2002 to 69.7% in the nine months ended September 30, 2003, a net increase of 537 company-operated stores and, to a lesser extent, the impact of favorable exchange rates. These increases were partially offset by a decrease in worldwide same-store rental revenues. The improvement in our rental gross margin was primarily due to the following:

•	DVD rental revenues increased as a percent of total rental revenues from 36.6% for the first nine months of 2002 to 55.9% for the first nine months of 2003. DVD rental product, on average, has a higher overall margin than other rental product.

•	As a result of improved product buying and inventory management, rental product purchases, in total and on an average store basis, were lower in the first nine months of 2003 as compared with the first nine months of 2002. This resulted in lower overall rental product costs per average store, thereby increasing rental gross margin.

Going forward, we expect to purchase proportionally more rental product under revenue sharing arrangements, which should provide flexibility in our rental copy depth, while providing the ability to maintain our current level of movie rental gross margin assuming no change in our consumer terms.

Merchandise Gross Profit.    Merchandise gross profit of $167.2 million for the nine months ended September 30, 2003 increased $49.6 million, or 42.2%, from merchandise gross profit of $117.6 million for the nine months ended September 30, 2002. Merchandise gross margin increased to 20.0% in the nine months ended September 30, 2003 compared with 18.9% in the nine months ended September 30, 2002. The increase in merchandise gross profit and merchandise gross margin were primarily driven by an increased focus on improving profitability. This focus has resulted in a reduction of low margin, traffic-driving transactions used to establish Blockbuster as a retail destination during the third quarter of 2002 and improved pricing strategies during 2003 that increased the average retail selling price of movies. These improvements were partially offset by the increase in new release DVD and game software sales as a percentage of total merchandise sales. New release DVD and game software sales, on average, have a lower gross margin than other merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization expenses, were $2,245.3 million in the nine months ended September 30, 2003, an increase of $162.9 million, or 7.8%, from $2,082.4 million in the nine months ended September 30, 2002. Total operating expenses as a percentage of total revenues was 52.3% in both the nine months ended September 30, 2003 and the nine months ended September 30, 2002. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $2,056.0 million in the nine months ended September 30, 2003 increased $148.4 million, or 7.8%, from $1,907.6 million in the nine months ended September 30, 2002. Selling, general and administrative expense as a percentage of total revenues was 47.9% in both the nine months ended September 30, 2003 and the nine months ended September 30, 2002. The change in selling, general and administrative expense in the nine months ended September 30, 2003 resulted from the following items:

•	Occupancy costs increased $69.3 million, primarily as a result of a net increase of 537 company-operated stores.

•	Compensation expense increased $112.0 million, primarily related to additional personnel needed to support our store growth and an increase in our incentive compensation in 2003 related to our year-to-date performance.

•	Advertising expense decreased $68.1 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during the nine months ended September 30, 2003 and the greater use of cost effective direct marketing tools.

Advertising expense also reflects the impact of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 required us to record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs entered into or modified during 2003 as a reduction of the cost of inventory and rental library rather than as an offset of advertising costs.

We expect that advertising expenses may increase over the remainder of the year depending on market opportunities.

•	Other corporate and store expenses increased $35.2 million, due primarily to a net increase of 537 company-operated stores and expenses related to in-store customer service initiatives and systems and infrastructure improvements. Going forward, we expect to continue to make incremental improvements in systems and infrastructure, which would result in additional corporate and store expenses.

Depreciation Expense.    Depreciation expense of $188.5 million in the nine months ended September 30, 2003 increased $15.0 million, or 8.6%, as compared with $173.5 million in the nine months ended September 30, 2002. The increase was primarily a result of a net increase of 537 company-operated stores.

Interest Expense.    Interest expense of $27.4 million in the nine months ended September 30, 2003 decreased $8.9 million, or 24.5%, as compared with $36.3 million in the nine months ended September 30, 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance and lower average interest rates in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

Provision for Income Taxes.    We recognized a provision for income taxes of $120.1 million in the nine months ended September 30, 2003, as compared with a provision of $81.3 million in the nine months ended September 30, 2002. The provision for income taxes increased primarily due to higher earnings before taxes for the domestic operations, but was partially offset by a $5.2 million benefit which was the result of tax planning implemented during the third quarter of 2003 involving our non-US operations.

The tax matters agreement dated August 16, 1999 between Blockbuster and Viacom Inc. required us to surrender all or a portion of our United Kingdom tax loss carryovers generated by Blockbuster to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender its United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance related to these tax loss carryovers by $8.7 million based upon our determination that it was more likely than not that these tax loss carryovers would be utilized by Blockbuster.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first quarter of 2003. The initial adoption of this statement did not affect operating income or cash flow.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment at least annually, as of January 1, 2002. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which is reflected in the income statement as a cumulative effect of change in accounting principle, net of tax, and does not affect operating income or cash flow.

Net Income (Loss).    Net income of $205.4 million in the nine months ended September 30, 2003 represents an increase in net income of $1,863.7 million from a net loss of $1,658.3 million in the nine months ended September 30, 2002. The increase was attributable to the cumulative effect of change in accounting principle recorded in the first quarter of 2002, as discussed above. Income before the cumulative effect of change in accounting principle of $209.8 million in the nine months ended September 30, 2003 represents an increase in net income of $51.1 million, or 32.2%, from the income before cumulative effect of change in accounting principle of $158.7 million in the nine months ended September 30, 2002. This increase was due to the changes discussed above.

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

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available in connection with the Wherehouse bankruptcy, we estimated that we were contingently liable for approximately $36.0 million. Of this amount, we recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented our estimate of the lease guaranty obligation at that time. During the first nine months of 2003, we paid approximately $5.9 million associated with the lease guarantee obligation and have $12.8 million of reserve recorded at September 30, 2003, which we believe is appropriate based upon our most current information regarding the bankruptcy proceedings. Any payments we are required to make in connection with the guarantees in excess of our recorded reserve would negatively affect our results of operations. We expect any payments made in connection with these guarantees to be funded from operating cash flow. We will continue to monitor these proceedings and make adjustments to our reserves as required by new information or changes in existing information.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During the first nine months of 2003, we paid down $235.0 million under the term loan, leaving an outstanding balance of $175.0 million at September 30, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the credit agreement to $775.0 million.

During the first nine months of 2003, we borrowed $60.0 million, net of repayments of $80.0 million, under the long-term revolver. As a result of this borrowing, we had $540.0 million of available borrowing capacity under the long-term revolver at September 30, 2003.

Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at September 30, 2003 for borrowings under the credit agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at September 30, 2003).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2003, we were in compliance with all covenants under the credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduced our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. Our effective interest rate also included the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively. The interest rate swaps qualified as fully effective cash-flow hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities.”

Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

The following table sets forth our current portion of long-term debt and capital lease obligations:

	December 31, 2002	September 30, 2003
Current maturities of term loan, interest rate 6.2% and 2.4% at December 31, 2002 and September 30, 2003, respectively, due in quarterly installments beginning April 2002 through July 2004	$85.0	$175.0
Revolving credit facility, interest rate 2.4% at September 30, 2003, due July 2004	—	60.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	3.6	2.8
Current maturities of all other obligations	21.2	19.7

Current portion of long-term debt	$109.8	$257.5
Current portion of capital lease obligations	23.0	21.0

	$132.8	$278.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	December 31, 2002	September 30, 2003
Term loan, interest rate 6.2% at December 31, 2002, due in quarterly installments beginning April 2002 through July 2004	$325.0	$—
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	3.9	1.4

Long-term debt, less current portion	$328.9	$1.4
Capital lease obligations, less current portion	79.8	75.0

	$408.7	$76.4

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities increased $133.2 million, or 16.5%, from $808.3 million for the nine months ended September 30, 2002 to $941.5 million for the nine months ended September 30, 2003. The increase in cash flows was driven by a $51.1 million increase in net income before cumulative effect of change in accounting principle, a $282.4 million increase in the cash provided by a reduction in merchandise inventories, a $73.8 million increase in the cash provided by the change in accrued expenses and other liabilities and a $34.8 million increase in the cash provided by receivables. The increases in cash flows were partially offset by an increase in cash used to pay down accounts payable of $274.1 million and a $63.4 million decrease in cash provided by the change in receivable from Viacom for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

Investing Activities.    Net cash flow used for investing activities decreased $62.3 million from $802.8 million for the nine months ended September 30, 2002 to $740.5 million for the nine months ended September 30, 2003. This decrease was primarily due to an $87.2 million decrease in cash used for rental library purchases, partially offset by a $37.3 million increase in capital expenditures. We expect total capital expenditures for 2003 to range between $160 million to $175 million, compared with $140.6 million recorded in 2002. In addition, we expect to increase our capital expenditures over the next three years to support various revenue and profitability growth initiatives, as well as systems and infrastructure improvements.

Financing Activities.    Net cash flow used for financing activities increased $97.6 million from $94.7 million in the nine months ended September 30, 2002 to $192.3 million in the nine months ended September 30,

2003. This increase was primarily due to net repayments of long-term debt under our credit facility of $100.0 million for the nine months ended September 30, 2002, as compared with net repayments of $175.0 million for the nine months ended September 30, 2003. This increase was also driven by a $21.3 million decrease in proceeds received from the exercise of stock options in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

Other Financial Measurements: Working Capital

At September 30, 2003, we had cash and cash equivalents of $166.7 million. Working capital, however, reflected a deficit of $439.0 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our growth strategies; our purchasing arrangements; our expectations related to advertising, systems and infrastructure, and other expenses; our initiatives designed to drive growth in our business; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others, consumer demand for our product and service offerings and the related impact of competitor pricing and product and service offerings; our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing initiatives; our ability to effectively and timely prioritize, implement and maintain necessary information technology systems and infrastructure to support shifts in our operating model and consumer preferences; the impact of changes in our consumer rental terms, including our subscription rental offers; vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with our suppliers on acceptable commercial terms; the consumer appeal of the movie and game titles that are released in the future and their specific appeal as rental versus retail titles; the impact of weather; the application of existing and future accounting policies, including, without limitation, the potential impact of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles;” the potential impact on our financial position and results of operations if it is determined that the Financial Accounting Standards Board’s Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” requires Blockbuster to consolidate the results of certain franchisees; the potential impact of changes in accounting estimates; the degree of future currency and interest rate fluctuations; the impact of developments affecting our outstanding litigation; and other factors, as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at September 30, 2003 were $235.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at September 30, 2003 for these borrowings, was 2.4%. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not have a material impact on our interest expense.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under our credit agreement, and thereby reduce our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The swaps matured during the first and third quarters of 2003. The Company’s effective interest rate also included the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively.

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

Our operations outside the United States constituted 19.8% and 25.9% of our total revenues for the three months ended September 30, 2002 and 2003, respectively, and 19.9% and 24.6% for the nine months ended September 30, 2002 and 2003, respectively. Our operations in Europe constituted 10.1% and 15.4% of our total revenues for the three months ended September 30, 2002 and 2003, respectively, and 10.2% and 14.5% for the nine months ended September 30, 2002 and 2003, respectively.

Item 4.    Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the third quarter of 2003, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, judgment was entered in July 2002 in favor of Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the California state court dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court actions, Viacom may seek indemnification for any losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, Blockbuster is a defendant in 19 lawsuits filed by customers in state court in 12 states. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices, and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster is also a defendant in four similar lawsuits filed by customers in Canada. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. An Illinois state court has entered a provisional order certifying plaintiff and defendant classes, subject to further review and final determination. The Texas court has entered orders barring the settlement class members from challenging Blockbuster’s extended viewing fee policies in any other litigation and enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation. Two parties have appealed the Texas settlement and on July 31, 2003 the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorneys’ fees with respect to that one issue. One objecting party has appealed the Texas court orders barring further litigation. In another Illinois case, a federal judge has dismissed litigation because of the Texas settlement. California state court class claim allegations in one lawsuit have been dismissed because of the Texas settlement and the plaintiff has appealed. Summary judgment has been granted on all claims in the one case pending in California that is not a putative class action. An appeal of the summary judgment has been filed by the California plaintiffs. In Canada, plaintiff’s request for class certification has been denied in Ontario and granted in Quebec. Blockbuster believes the plaintiffs’ positions in these cases are without merit. Blockbuster intends to defend itself vigorously in Canada and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003, in February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. Blockbuster and certain directors and officers of Blockbuster were named as defendants in the three lawsuits. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. In February 2003, Ronald A. Young filed a shareholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a shareholder derivative action naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a shareholder derivative action naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court. Blockbuster believes the plaintiffs’ positions in all these actions are without merit and intends to vigorously defend itself.

No material developments have occurred in our other legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 or in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1	Amendment No. 1 to Blockbuster Inc. 1999 Long-Term Management Incentive Plan (4)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.

(b)	Reports on Form 8-K

On July 23, 2003, Blockbuster furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished pursuant to Item 9 and Item 12 of Form 8-K with respect to the issuance of a press release dated July 23, 2003 announcing Blockbuster’s financial results for the second quarter ended June 30, 2003.

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

Date: November 6, 2003

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

10.1	Amendment No. 1 to Blockbuster Inc. 1999 Long-Term Management Incentive Plan (4)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.