Form 10-K
period 2003-12-31
BLOCKBUSTER INC
filed 2004-03-15
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

As of June 30, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was about $592,363,064, based on the closing price of $16.85 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 1, 2004, 36,978,806 shares of class A common stock, $.01 par value per share, and 144,000,000 shares of class B common stock, $.01 par value per share, were outstanding.

BLOCKBUSTER INC.

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 8,900 stores in the United States, its territories and 27 other countries as of December 31, 2003. During 2003, our business continued to improve financially as we worked to reposition our business. Strategically, we focused on improving profitability and developing and implementing new initiatives. We believe our new initiatives will benefit Blockbuster going forward by replacing declining movie rental revenues and adding incremental revenue. We continued to take advantage of the increased consumer interest in both the DVD format and games by capitalizing on the consumer traffic generated by our rental business, as well as our expansive store base, to further enhance our position in the retail market and increase revenues. In addition to growing revenues, we accomplished our primary goal of improving the profitability of our rental and retail businesses. Our strategy to continue to enhance our position in the retail market and improve both our rental and retail profitability resulted in record revenues and gross profit for 2003 of $5.91 billion and $3.52 billion, respectively. Of our revenues, 73.8% were generated in the United States and 26.2% were generated outside of the United States.

As of March 1, 2004, Viacom Inc., through its beneficial ownership of 3,491,816 shares of our class A common stock and 144 million shares of our class B common stock, owned common stock representing about 81.5% of our equity value and about 95.6% of the combined voting power of our outstanding common stock. On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its 81.5% equity interest in us. Viacom also announced that it anticipates that the divestiture will be achieved through a tax-free split-off, but that it will also continue to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. In the event of a split-off, we anticipate that our board of directors may consider issuing a special dividend, subject to acceptable financing and other considerations, to all stockholders including Viacom. We believe that we can compete effectively as an independent company and that separation from Viacom would better position us to better pursue our unique strategic vision and significant avenues for expansion.

INDUSTRY OVERVIEW

Domestic Home Video Industry—In-Home Movies

Consumer Spending. The home video industry includes in-home movie entertainment offered through the retail home video, cable and satellite industries. The retail home video industry includes the sale and rental of movies on DVD and VHS by traditional video store retailers such as Blockbuster, as well as online and other retailers, including mass merchant retailers. According to estimates of Kagan Research (“Kagan”), consumer spending for in-home movie viewing in the United States increased from about $23.6 billion in 2002 to about $25.8 billion in 2003 and is projected to increase to about $39.9 billion by 2008. The U.S. retail home video industry represented about $24.2 billion of the $25.8 billion in revenues during 2003. The remainder of the revenues were generated by pay-per-view and other specialized cable and satellite services.

Of the estimated $24.2 billion in revenues generated by the U.S. retail home video industry during 2003, about $16.0 billion were generated by sales of movies and about $8.2 billion were generated by rentals of movies, including approximately $277.9 million generated by DVD rental subscription programs. This compared to about $13.8 billion of revenues that were generated by sales of movies and about $8.3 billion that were generated by rentals of movies during 2002, including approximately $162.5 million generated by DVD rental subscription programs. While the overall retail home video industry is projected to grow over the next several years, Kagan projects that movie rental revenues will decline from approximately $8.2 billion in 2003 to about $7.0 billion in 2008. Adams Media Research, however, does not project similar declines in movie rental revenues. Because of the many variables affecting movie rental revenues, it is difficult to predict fluctuations in the movie rental industry with certainty. For the reasons discussed below, however, although we believe that movie rental revenues will continue to decline in 2004, we believe they should stabilize in 2005 and 2006.

The increased sale of movies reflects the movie studios’ continued “sell-through” pricing to home video retailers for DVDs. As discussed in more detail below under “—Suppliers and Purchasing Arrangements,” unlike the historically high wholesale pricing for VHS product, substantially all DVD product is released at a price to the home video retailer that is low enough to allow for affordable pricing for sales to consumers at the same time as movies are released to consumers for rental. This sell-through pricing has given consumers the option to purchase DVDs instead of, or in addition to, renting them and has enabled consumers to build libraries of classic movies and personal favorites. Although movie sales are estimated to have increased during 2003, rental transactions continued to exceed sales transactions. During 2002, rentals represented approximately 73.8% of the total number of industry transactions and sales represented approximately 26.2% of the total number of industry transactions. During 2003, rentals represented approximately 70.9% of the total number of industry transactions and sales represented approximately 29.1% of the total number of industry transactions. We believe that rentals continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and because they provide consumers who are contemplating a purchase with an inexpensive opportunity to view a title prior to making a purchasing decision. In addition, we believe that the increasing market penetration of the DVD format beyond the typically more affluent early adopters will also continue to drive rental transactions due to the economic value associated with a rental. The number of U.S. DVD households is estimated to have increased from 39% of U.S. television households at the end of 2002 to nearly 51% of U.S. television households by the end of 2003. Kagan projects that this will increase to over 62% of U.S. television households by the end of 2004 and to nearly 89% of U.S. television households by the end of 2008. Later-adopting DVD households are generally less likely to purchase DVDs at the high rates of early adopters. We also believe that rental subscription programs will help drive rental business in the future.

Kagan projects that sales and rentals of movies in the United States will decline somewhat as a percentage of overall consumer spending for at-home movie viewing; however, we believe that the DVD format will drive continued growth in the retail home video industry due to (i) its superior sound and picture quality and (ii) the additional home viewing features that it offers such as deleted scenes, outtakes, cast interviews, interactive features, director commentary, multiple language tracks and the ability to skip directly to scenes, rather than fast-forwarding and rewinding. We believe that growth in the retail home video industry will also be driven by the increasing popularity of in-home theater systems and related enhanced viewing and sound capabilities, including the anticipated launch of high-definition DVD. In addition, there are substantial opportunities in the consumer market for used DVDs, which we believe will also drive industry growth by providing additional retail opportunities, including trading of used DVDs.

Studio Release Schedule to Home Video Retailers. A competitive advantage that the U.S. retail home video industry currently enjoys over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” As discussed below under “—Movie Studio Dependence on the Retail Home Video Industry,” the retail home video industry is a critical source of revenue to U.S. movie studios. In order to maximize this revenue, studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video (rental and retail, including mass merchant retail) on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has traditionally ranged from about 45 to 60 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels. Although the distribution window is a significant advantage to the U.S. retail home video industry in general, its advantage to traditional home video retailers like Blockbuster has been diminished due to the sell-through pricing of DVDs, which has resulted in significant competition from mass merchant retailers, as movies are released for rental and sale at the same time.

Studio pricing is discussed further below under “—Suppliers and Purchasing Arrangements” and “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.”

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), the right to rent a home video is obtained through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement, and studios may charge home video retailers more for VHS and DVD product purchased by such retailers for rental than product purchased just for retail sale. This is commonly referred to as “two-tiered pricing,” and it affects our international business, especially in the United Kingdom, Ireland, Italy and Spain. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with those video rental outlets who operate in violation of the two-tiered pricing scheme. The potential impact of studio pricing decisions is discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the retail video industry in international markets. Piracy is discussed further below under “—Competition” and “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Piracy of the Products We Offer May Adversely Affect Our Operations.”

Movie Studio Dependence on the Retail Home Video Industry

Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the movie studios based on box office revenues alone. As a result, the studios rely upon the distribution window in order to maximize revenues. According to industry estimates, sales and rentals of DVDs and videos through the retail home video industry, which includes traditional video store retailers such as us, as well as online and other retailers such as mass merchant retailers, continue to be the largest source of revenue to U.S. movie studios. In 2002, the retail home video industry is estimated to have contributed between approximately 45 percent to 55 percent of studios’ revenues. Although detailed industry data is not yet available, we believe that the contribution to studios’ revenues was approximately the same in 2003.

We believe that sales and rentals by home video retailers will continue to be a key source of revenues for the movie studios. In addition, rentals provide particular benefits to the studios, as video rental stores acquire and rent movies that did not generate significant revenues in the theatrical box office, thus providing the movie studios with a reliable source of revenue for movies that would not be as popular for purchase. We believe that consumers are more likely to view movies that were not box office hits through a rental than through most other post-theatrical distribution channels because

•	the relatively low cost of a movie rental encourages consumers to rent movies they might not pay to view at a theater or desire to own;

•	to the extent a consumer is considering purchasing a title, renting offers the consumer a low cost opportunity to view a movie prior to making a purchasing decision; and

•	video rental stores provide a convenient opportunity to browse and make an impulse choice among a very broad selection of movie titles.

As discussed above under “—Domestic Home Video Industry—In-Home Movies—Studio Release Schedule to Home Video Retailers,” we believe there is a strong economic incentive to the studios to maintain the distribution window. However, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.

Home Video Game Industry

During 2003, the home video game industry continued to expand. According to industry estimates, there were approximately 42.9 million active game console households by the end of 2003, up from an estimated 41.6 million active game console households at the end of 2002. Game software sales for the existing platforms also increased from approximately $4.9 billion in 2002 to approximately $5.0 billion in 2003. According to industry estimates, however, hardware sales for the major platforms are expected to decline in 2004, in anticipation of new, more advanced platforms in late 2005 or early 2006. Game software sales for these platforms are likewise expected to decline in 2004 following increases in both 2002 and 2003. These anticipated declines reflect the cyclical nature of the home video game industry, which has traditionally been affected by changing technology, limited hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. The home video game industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. However, we believe that the cyclical nature of the industry, along with the sizeable number of gaming households and the substantial number of game titles available, should contribute to the creation of a significant market for used games and games trading. Games trading enables consumers to exchange their games for new games or other used games.

We also believe that the game rental industry continues to play an important role in the video game cycle, due in part to the relatively high purchase prices for game software. Video games typically generate most of their rental revenue during the first twelve months after their initial release. We believe that during this time period, the difference between the retail price and the rental price of a popular new video game title is typically high enough to make rentals an attractive alternative for customers. In addition, we believe rental pricing provides an attractive alternative for customers who do not want to buy a game close to the introduction of a new hardware platform. Game rentals also provide a testing ground for many consumers considering a game purchase.

OUR BUSINESS

General

Blockbuster is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 8,900 stores in the United States, its territories and 27 other countries as of December 31, 2003. During 2003, our business continued to improve financially as we worked to reposition our business. Strategically, we focused on improving profitability and developing and implementing new initiatives. We believe our new initiatives will benefit Blockbuster going forward by replacing declining movie rental revenues and adding incremental revenues. We continued to take advantage of the increased consumer interest in both the DVD format and games by capitalizing on the consumer traffic generated by our rental business, as well as our expansive store base, to further enhance our position in the retail market and increase revenues.

In addition to growing revenues, in 2003, we accomplished our primary goal of improving the profitability of our rental and retail businesses by (1) increasing rental gross margin through more efficient buying and inventory management; (2) improving retail gross margin through increases in the average selling price of retail product; (3) decreasing marketing expenditures by leveraging increased advertising and promotion of video titles by the studios and the greater use of cost effective direct marketing tools; (4) reducing low margin, traffic-driving transactions implemented during the second half of 2002 to enhance our presence in the retail market; and (5) improving labor productivity in our domestic stores. Our approach during 2003 allowed us to be flexible in our ability to drive bottom-line profitability under market conditions that were unfavorable to significant revenue growth. Although this approach had some negative impact on our same-store revenues during 2003, we believe our increases in profitability and cash flows are critical components of our strategy to participate in new opportunities and drive new initiatives such as (i) the expansion of our rental subscription programs; (ii) the continued development of our games store-in-store concepts; and (iii) the continued development and implementation of our movie and games trading model, each of which is discussed below.

•	Expansion of our rental subscription programs. Our rental subscription programs for movies and games allow customers to purchase a rental pass that permits them to rent an unlimited number of titles for one price during the term of the pass, subject to certain limitations. In addition to the value to the customer of being able to rent multiple titles for one price, an attractive feature of these programs is that there are generally no extended viewing fees during the term of the pass. We believe that these programs will help drive our rental business in the future. During 2003, we relaunched our Game Freedom Pass in substantially all of our domestic stores. We also currently have store-based movie subscription programs in about 25% of our U.S. locations and we plan to offer these programs in substantially all of our remaining U.S. locations during 2004. We are also planning to launch an online version of these programs during 2004.

•	Continued development of our games store-in-store concept. Our games store-in-store concept generally allows customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. The recent increase in the number of specialty games retailers has had an impact on our games business. As such, we believe it is important for us to expand our presence with our games store-in-store concept both as an offensive measure, as a means to capitalize on growth opportunities, and defensively, in response to competition from specialty retailers. In addition, as games trading is an alternative to rental, we want to be competitive in the games trading business. At the end of 2003 we had 177 games store-in-stores; 151 in the United States operating under our Game Rush logo and 26 internationally, primarily under our Gamestation brand. The Gamestation locations currently offer game sales and trading, but not rentals, unlike our Game Rush locations, which offer game sales, rentals and trading. Our store-in-store locations have contributed to increased overall customer traffic. We continue to maximize our operating efficiencies by having dedicated game staff during peak hours and by using employees from the movie side of the store during lower traffic hours.

•	Continued development of our movie and games trading model. We believe that trading provides an opportunity for significant incremental revenue. A substantial number of DVDs and games have been sold and are in the hands of our customers. We believe that customers are interested in trading their DVDs and games if they can get a fair value for them. Trading allows customers to trade their used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. We believe that expanding our offering of this service will significantly improve our selection of product and will drive sales of new, as well as used, DVDs and games.

Our initiatives will require significant investments, including investments to upgrade our systems. As a result, we expect 2004 to be a year of investment and implementation, and we plan to incur between $70 million and $90 million in incremental operating expenses and significant capital expenditures relating to these initiatives.

In addition to the expansion of our rental subscription programs as discussed above, we may test other alternatives to our standard rental model to respond to competitive alternatives that do not have extended viewing fees and to lower customer dissatisfaction with extended viewing fees. Generally, when a customer in the United States, for example, elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned. Alternatives that we are considering include, for example, testing various term or price adjustments and launching an upgrade to our existing BLOCKBUSTER Rewards® program that may reduce or provide an alternative benefit associated with extended viewing fees. We are evaluating the impact that these tests, including the potential elimination of extending viewing fees, might have on our revenues and profits.

International Operations

We are a leading international provider of in-home rental and retail movie and game entertainment. As of December 31, 2003, we had 3,197 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 27 markets outside of the United States. Of these stores, 671 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION brand name due to its strong local brand awareness. In the United Kingdom, we operate stand-alone and store-in-store games locations under the brand name Gamestation. In 2003, 26.2% of our worldwide revenues were generated outside of the United States, compared to 21.1% in 2002 and 20.0% in 2001. Additional information regarding our revenues and long-lived assets by geographic area is included in Note 15 to our consolidated financial statements.

Following a strong year in 2002, our international operations faced a very challenging year in 2003 with a decrease in same-store rental revenues of approximately 2.9% and a decrease in total same-store revenues of approximately 0.7%. These results reflect the impact during 2003 of unseasonably warm weather in Europe during the summer months, strong competition from mass merchant retailers and specialty outlets and an increase in piracy. However, we continue to believe that our international markets will continue to be significant financial and strategic contributors to our overall business. Our global presence allows us to capitalize on opportunities worldwide, as we continue to extend our U.S. concepts to our international markets and vice versa. We believe this gives us an advantage over competitors that are solely dependent on a U.S. business. For example, we have the opportunity to use our knowledge and experience from our Gamestation operations in our other markets around the world, including the United States.

We expanded our international presence during 2003, adding a net of 137 company-operated stores, including 43 stand-alone Gamestation stores, and adding a net of 81 franchise stores. We also added 26 Gamestation store-in-stores during 2003, and expect to add approximately 60 stand-alone and 20 Gamestation store-in-stores in 2004. We believe there are significant growth opportunities in our international operations and continue to test and roll out new initiatives. For example, we presently have approximately 60 trading store-in-

stores in the United Kingdom where customers can trade and buy DVDs, videos and games. We have also experienced positive test results for trading in other markets, including Spain. We continue to test models for subscription based rentals, both in-store and online. In 2004, we plan to focus testing and rollout of our new initiatives for our company-operated stores in our five major international markets: Canada, Ireland, Italy, Mexico and the United Kingdom, with substantial focus on the Gamestation concept.

In January 2004, we announced that we would be exiting the Hong Kong market, and in February 2004, our franchisee in Ecuador announced that it planned to discontinue operations, stating he was unable to compete with illegally pirated product in the country. In addition, we plan to discontinue our operations in Norway at the end of March 2004. We will continue to evaluate our international markets and may decide to exit additional international markets during 2004, or convert some markets into franchise operations. These decisions reflect our desire to better focus on key international markets.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations; (ii) marketing; and (iii) the purchase, supply and distribution of each store’s products.

Stores and Store Operations

Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and to assist our franchisees with finding suitable locations for franchised stores. We seek to place stores in locations that are convenient and visible to the public. We also seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive membership transaction and real estate databases to maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the size and formats of our existing stores are optimal for their location and may adjust the size of or relocate existing stores as conditions require. Our franchise program provides us with an additional avenue for expanding our consumer reach. Outside of the United States, we plan to open most of our new company-operated stores in our core markets in which we already have a significant presence.

Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, customer concentration levels and competition. We use our extensive real estate database and membership transaction database to continuously monitor market conditions and select strategic store locations.

Store Development. During 2003, we opened or purchased 341 company-operated stores (180 in the United States and 161 outside of the United States). During 2003, we also sold or closed 143 company-operated stores (119 in the United States and 24 outside of the United States), for a net addition of 198 company-operated stores worldwide. We also opened or purchased 144 franchised stores (57 in the United States and 87 outside of the United States) and closed, sold or transferred 20 franchised stores (14 in the United States and 6 outside of the United States), for a net addition of 124 franchised stores worldwide. Overall, on a worldwide basis, we had a net addition of 322 stores.

Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees decide to follow the store hours of our company-operated stores. Our U.S. company-operated stores each employ an average of 14 people, including one store manager and one assistant store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country.

Store Locations. At December 31, 2003, in the United States and its territories, we operated 4,579 stores and our franchisees operated 1,091 stores. The following map sets forth the number of domestic stores we operated, including stores operated by our franchisees, as of December 31, 2003.

At December 31, 2003, outside of the United States, we operated 2,526 stores, including 115 specialty games stores operating under the name Gamestation. In addition, our franchisees operated 671 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of December 31, 2003.

COUNTRY (1)	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)(2)
Great Britain(3)	837	—	837
Canada	407	—	407
Australia	122	270	392
Mexico	315	6	321
Italy	182	50	232
Ireland (Republic) and Northern Ireland	199	—	199
Taiwan	90	37	127
Spain	108	10	118
Brazil	—	114	114
Argentina	83	1	84
Chile	82	—	82
Denmark	73	—	73
New Zealand	—	33	33
China (Hong Kong)(4)	23	—	23
Portugal	—	22	22
Thailand	—	22	22
Colombia	—	19	19
Panama	—	15	15
Israel	—	14	14
Venezuela	—	14	14
Dominican Republic	—	13	13
Peru	—	12	12
El Salvador	—	8	8
Guatemala	—	6	6
Ecuador(5)	—	5	5
Uruguay	3	—	3
Norway(6)	2	—	2

International Store Total	2,526	671	3,197

(1)	This does not include non-operating stores that are leased or owned.
(2)	In addition to the stores listed in the table, as of December 31, 2003, there were 135 video vending machines in Great Britain and Spain.
(3)	Includes stand-alone Gamestation stores.
(4)	On January 29, 2004, we announced that we would be exiting the Hong Kong market over the next 18 months.
(5)	During February 2004, our franchisee in Ecuador discontinued operations, stating he was unable to compete with illegally pirated product in the country.
(6)	We plan to discontinue our operations in Norway at the end of March 2004.

Franchised Operations

We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2003, our approximately 200 franchisees operated 1,091 stores in the United States and 671 stores outside of the United States. Our $5.91 billion in revenues during 2003 does not include the actual revenues of our franchisees as we only record royalty revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, we provide optional programs and product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. We do not control franchisee pricing or rental policies, nor do we require our franchises to purchase inventory from us. Generally, a franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises or that any new franchisees will be able to obtain desirable locations and acceptable leases.

Online Operations

During 2003, our primary focus for our web site, blockbuster.com, continued to be to support our stores and drive store revenues through promotional offers by means of features such as:

•	information about movies and games;

•	promotion of in-store special offers; and

•	suggestions of movies based upon a customer’s evaluation of selected movies.

A significant and growing market for online rental subscription services has developed, which has had and could continue to have a negative impact on our business. Online subscription, however, also provides us with a significant opportunity for growth.

During 2004, we plan to launch our online rental subscription service. We intend to be aggressive with our online initiatives, as we believe an online subscription service is a good strategic extension for us and should complement our store-based subscription programs. We expect this service to ultimately drive store revenues by not only attracting new customers who want the convenience that both the online and store channels provide, but also by bringing back customers who we have lost to competing online rental services. Our brand, database and distribution network, combined with our planned system upgrades, should enable us to successfully compete in online rental and have a substantial advantage over existing competition.

We will competitively pursue this business opportunity. As a result, we expect to incur significant start up costs, which may lead to operating losses in our online operations during 2004 and 2005. We are determined, however, to gain appropriate market share in the online rental subscription business, regardless of the expected negative short-term impact on our operating results.

Netflix, our primary domestic competitor in online rental, recently stated that it had obtained a patent covering online rental subscription. We do not believe the patent will prevent us from carrying out our strategy for online subscription rental. The patent is discussed further below under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—We Could Incur Substantial Costs Defending Ourselves in Any Suits Brought Against Us Asserting Patent or Other Intellectual Property Rights.”

Marketing and Advertising

We design our marketing and advertising campaigns to take advantage of opportunities in the marketplace and thereby maximize our marketing and advertising expenditures. We obtain information from our membership transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

•	membership behavior and transaction trends;

•	our market share in the relevant market;

•	our financial position;

•	our level of store development and brand awareness relative to our competitors within the relevant market;

•	our evaluation of industry trends;

•	local demographics; and

•	other local competitive issues.

This enables us to focus our resources in areas that generate the best return on investment.

During 2003, we continued to capitalize on our ability to offer promotions that provide an alternative to the offerings that are provided by mass merchant retailers. For example, in the United States, we reintroduced our “Guaranteed in Stock” rental program, offered movie “pre-sales,” offered the subscription based “Movie Freedom Pass” and relaunched our subscription based “Game Freedom Pass” in substantially all of our U.S. locations. In addition, we launched the “Big DVD Exchange” program and continued our Blockbuster Rewards Program. Each of these promotions is discussed below.

•	Guaranteed in Stock. The Guaranteed in Stock program offers customers the assurance that certain popular newly released video titles will be in stock or the customer will receive a coupon that can be redeemed for a free rental of that movie within the following 30 days.

•	Movie “Pre-Sales.” Movie Pre-Sales allow customers an opportunity to pre-order select new release movies that may be bundled with great value added offers.

•	Movie Freedom Pass and Game Freedom Pass. These programs allow customers to rent an unlimited number of titles for one price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•	Big DVD Exchange. The Big DVD Exchange allows customers to trade in any DVD and purchase a selected new release DVD at a reduced price.

•	Blockbuster Rewards Program. This premium membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

We continued our customer relations management (“CRM”) business strategy to build relationships with specific customer segments in order to maintain our high value customers and introduce our customers to our new initiatives. By segmenting our customer base and targeting our direct marketing channel communications, we are improving the effectiveness and efficiency of our direct marketing efforts in traditional channels such as direct mail and customer service, as well as non-traditional channels such as e-mail, point of sale, and eventually, wireless.

Our CRM activities positively impact our ability to drive incremental store visits and customer retention rates. We are communicating with customers at critical junctions in the “customer lifecycle” and driving changes to their activity to enhance our business. Additionally, we continue frequent and consistent relationship building activities with customers via e-mail, an extremely low cost communication channel, and by direct mail. Our CRM capabilities are further discussed below under “—Management Information Systems.”

We reduced our overall advertising expenses during 2003 by leveraging increased advertising and promotion of video titles by the studios and focusing on cost effective direct marketing tools. Worldwide, during 2003 we incurred $179.4 million in advertising expenses, which included $126.8 million in the United States and $52.6 million outside of the United States, compared to $249.2 million in advertising expenses during 2002, which included $203.3 million in the United States and $45.9 million outside of the United States. We expect the studios will continue their trend in spending to advertise new DVD releases. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures.

During 2004, we will continue to leverage studio advertising of new releases and use more cost effective direct marketing tools. Overall, however, we may increase advertising expenses in 2004 as needed to support our new initiatives. We will continue to adjust our core advertising spend as necessary depending on market opportunities.

Suppliers and Purchasing Arrangements

During 2003, we purchased approximately half of our movie rental inventory for our U.S. company-operated stores directly from the studios on a title-by-title basis through purchase orders, with the remainder of the product being purchased through various “revenue-sharing” arrangements. The number of domestic movie rental inventory units and game software rental inventory units purchased under revenue-sharing arrangements increased throughout the year. This provided us with flexibility in our rental copy depth, while also providing the ability to maintain a favorable level of movie rental gross margin.

Revenue-sharing arrangements for movie rental inventory require us to share an agreed upon percentage of our rental revenues with a studio for a limited period of time. Revenue-sharing arrangements also generally provide for a low initial payment for product, with the remainder of revenue-sharing product payments becoming due as rental revenues are earned. In addition to the revenue-sharing component, each arrangement also provides for the method of disposition of the product at the conclusion of the rental cycle. Revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis, but are otherwise similar to our movie arrangements.

Revenue-sharing arrangements were significant to us historically due to otherwise relatively high wholesale prices for VHS rental product, which made it difficult for home video retailers to purchase enough copy depth to satisfy consumer demand. Studio pricing for movies released to home video retailers historically was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the home video distribution window. In order to promote a movie title for rental, the title would be released to home video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. The initial period during which the movie was released with higher pricing was referred to as the “rental window.” Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This lower initial pricing is referred to as “sell-through” pricing. As the home video market has shifted towards the sell-through priced DVD format, the significance to us of revenue-sharing arrangements has declined, as the lower sell-through pricing for DVD product has enabled us to acquire significant quantities of product with or without revenue-sharing. During 2003, we increased our use of revenue-sharing arrangements for both VHS and DVD product as an important part of our focus on increasing rental margins by allowing us the flexibility to increase our copy depth, while providing the ability to maintain a favorable level of movie rental gross margin. Based on market conditions, however, the studios or we may decide to reduce, or even discontinue, use of revenue-sharing arrangements in the future.

In our international markets, slightly more than half of our rental inventory is purchased on a title-by-title basis through purchase orders directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. The remainder of our international rental product is purchased under revenue-sharing arrangements similar to those discussed above. Our purchasing arrangements vary by country depending on factors such as the availability of the rental window and revenue-sharing terms.

Retail movie and game inventory is purchased from the studios or their designated sub-wholesalers on a title-by-title basis through purchase orders. We purchase general merchandise that is complementary to our rental and retail movie and video game inventory, such as confection, licensed merchandise, game and other accessories and consumer electronics, from a variety of suppliers on a product-by-product basis through purchase orders.

We require each franchisee to comply with basic guidelines that set forth the minimum amount and selection of movies to be kept in its store inventory. Franchisees typically obtain movies from their own suppliers and are also responsible for obtaining some of the other complementary products from their own suppliers. However, if we have purchased the distribution rights to a movie or if a franchisee participates with us under our revenue-sharing arrangements, the franchisee may obtain the applicable product from us.

Distribution and Inventory Management

In the United States, we receive substantially all of our movies and games at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly released movies and games to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores. We receive some of our game product through a third party distributor in order to receive and distribute newly released game products to select stores as quickly as possible following their initial release.

We believe our distribution center gives us a significant advantage over some of our competitors that primarily use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports all of our company-operated stores in the United States and operates six days a week, 24 hours a day. As of December 31, 2003, we employed about 1,100 employees at our distribution center.

Franchisees generally obtain their products directly from their suppliers, except for some accessories and supplies and movies for which we have exclusive distribution rights, which domestic franchisees receive from our distribution center.

In our international markets, our stores generally receive rental product directly from the studios or sub-wholesalers. Retail product is generally distributed through a central warehouse for the market or through a third-party distributor.

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

All of our U.S. stores and most of our international stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with a data center located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the membership transaction database.

We continue to enhance our customer relationship management, or CRM, capabilities through a fully integrated, comprehensive membership database and related CRM tools. The objective of our CRM strategy is to better understand individual consumer home entertainment behaviors and needs in order to enhance the customer experience and establish and grow profitable relationships through targeted marketing efforts. The solution consists of (i) a large database of customer and store level transaction information that can be used to analyze and predict consumer home entertainment behavior, (ii) an application to facilitate multi-channel communications such as direct mail and e-mail with our customers and (iii) an extensive reporting system for measuring the effectiveness of marketing campaigns. This functionality allows us to take advantage of the rich customer data that is generated from our business.

During 2004, we plan to invest significantly in new systems and infrastructure to support our new initiatives, such as the expansion of our rental subscription programs, which includes our online rental subscription service; the continued development of our games store-in-store concepts; and the continued development and implementation of our movie and games trading model. We believe that a significant investment in our management information systems and infrastructure during 2004 and beyond is necessary for us to continue to successfully compete in the marketplace.

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (i) video stores and other retailers that rent, sell or trade movies and games; (ii) providers of direct delivery home viewing entertainment; and (iii) piracy.

Competition with Video Stores and Other Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	local, regional and national video and game stores, such as us;

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	toy and entertainment retailers;

•	supermarkets, pharmacies and convenience stores; and

•	Internet sites, including online movie rental services, such as Netflix.

We believe that the principal factors we face in competing with video stores and other retailers that rent, sell or trade movies and games are:

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	alternative product distribution channels; and

•	customer service.

In particular, while the studios’ promotion of DVDs for simultaneous sale and rental has served to lower the wholesale costs of DVDs to us, it has also resulted in increased competition from mass merchant retailers, as discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Impact our Profitability.”

Competition with Providers of Direct Delivery Home Viewing Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television, as well as Internet content providers. We believe that a competitive risk to our video store business comes from direct broadcast satellite, digital cable television and high-speed Internet access. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of movies to be rented from us if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Some digital cable providers and a limited number of Internet content providers have also implemented technology referred to as “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. The risks associated with this competition are discussed further under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business— We Cannot Predict the Impact That New or Improved Technologies, Alternate Methods of Product Delivery or Changes in Consumer Behavior Facilitated by These Technologies and Alternate Methods of Product Delivery May Have on Our Business.”

Piracy. We compete against the illegal duplication and sale of movies and video games. Because piracy is an illegal activity, it is difficult to quantify its exact impact on the home video industry. Piracy has had a lesser effect on the video game industry in the United States, but has been a significant hindrance to the development of the games market in many international markets, particularly in Latin America and Asia. The three primary types of piracy affecting the movie industry are theatrical first-run film copies, commercial disc replication and illegal online downloads. Competition from piracy has increased in recent years, in particular in our international markets, due to developments in technology, including digital copying and file compression, and the growing penetration of high-bandwidth Internet connections and ease of networking.

Other Competition. We also compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) consumers’ existing personal movie libraries; (iv) programs recorded with personal video recorders, which have capabilities such as the ability to create a customized television line-up; (v) live theater; and (vi) sporting events.

We cannot assure you that competing pressures we face will not have a material adverse effect on our company.

Regulation

Domestic Regulation

We are subject to various federal, state and local laws that govern the access and use of our video stores by disabled customers and the disclosure and retention of customer records, including laws pertaining to the use of our membership transaction database. We also must comply with various regulations affecting our business, including state and local advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, second-hand dealer, environmental, health and safety, minimum wage, labor and employment and other regulations.

We are also subject to a significant amount of state, local and international regulation governing trading activities. Our efforts to comply with these regulations could delay our ability to implement our trading initiatives on our proposed schedule.

We are also subject to the Federal Trade Commission’s Trade Regulation Rule entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” and state laws and regulations that govern the offer and sale of franchises and franchise relationships. If we want to offer and sell a franchise, we are required to furnish to each prospective franchisee a current franchise offering circular prior to the offer or sale of a franchise. In addition, a number of states require us to comply with registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state’s laws, prior to the offer or sale of the franchise. We intend to maintain a franchise offering circular that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulate the offer and sale of franchises, we will be unable to offer and sell franchises in that state.

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

International Regulation

We are subject to various international laws that govern the disclosure and retention of customer records. For example, the laws pertaining to the use of our membership transaction database in some markets outside of the United States are more restrictive than the relevant laws in the United States and may restrict data flow across international borders.

We must also comply with various other international regulations affecting our business, including advertising, consumer protection, access or use of our video stores by disabled customers, credit protection, film and game classification, franchising, licensing, zoning, land use, construction, environmental, health and safety, minimum wage and other labor and employment regulations.

Similar to the United States, some foreign countries have franchise registration and disclosure laws affecting the offer and sale of franchises within their borders and to their citizens. They are often not as extensive and onerous as U.S. laws and regulations. However, as in the United States, failure to comply with such laws could limit or preclude our ability to expand in those countries through franchising or could affect the enforceability of franchise agreements.

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

As of March 1, 2004, Viacom, through its beneficial ownership of 3,491,816 shares of our class A common stock and 144 million shares of our class B common stock, owned common stock representing about 81.5% of our equity value and about 95.6% of the combined voting power of our outstanding common stock.

Intellectual Property

We own existing registrations and have pending applications with respect to various trademarks and service marks worldwide, including, among others, BLOCKBUSTER®, BLOCKBUSTER VIDEO®, the Torn Ticket

Logo in blue and yellow and in black and white, as well as the related BLOCKBUSTER Family of Marks, DEJ PRODUCTIONS & Design®, FILM CADDY™, GAME RUSH™, GAMESTATION®, THE GIFT OF ENTERTAINMENT®, KIDPRINT®, MAKE IT A BLOCKBUSTER NIGHT®, MOVIE TRADING CO.®, MR. MOVIES®, QUIK DROP®, XTRA-VISION, and trade dress elements including the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and various other domain names worldwide. We consider our intellectual property rights to be among our most valuable assets.

In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. This right is commonly referred to as a “rental right.” The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, the right to rent a home video is obtained through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Therefore, studios in these countries may charge home video retailers more for VHS and DVD product purchased by such retailers for rental than product purchased just for retail sale. This pricing by the studios is referred to as “two-tiered pricing.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.” The risk of changes in U.S. and international copyright laws is discussed under “Cautionary Statements—Cautionary Statements Relating to Our Video Store Business— We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry and Changes in U.S. or International Laws May Adversely Affect Us.”

Seasonality

There is a distinct seasonal pattern to the home video and video games business, with slower business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season.

Employees

As of December 31, 2003, we employed about 81,350 persons, including about 55,700 within the United States and about 25,650 outside of the United States. Of the total number of U.S. employees, about 19,300 were full-time, about 34,900 were part-time and about 1,500 were seasonal employees. We believe that our employee relations are good.

Executive Officers of the Registrant

The following information regarding our executive officers is as of March 1, 2004.

Name	Age	Position
John F. Antioco	54	Chairman of the Board of Directors and Chief Executive Officer
Frank G. Paci	46	Executive Vice President, Finance, Strategic Planning and Development
Michael K. Roemer	55	Executive Vice President and Chief Operations Officer, North America Operations
Nicholas P. Shepherd	45	Executive Vice President, Chief Marketing and Merchandising Officer
Edward B. Stead	56	Executive Vice President, General Counsel and Executive Vice President Business Development
Nigel Travis	54	President and Chief Operating Officer
Christopher J. Wyatt	47	Executive Vice President and President, International
Larry J. Zine	49	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

John F. Antioco has served as our chairman of the board of directors and chief executive officer since 1997 and served as our president from 1997 until 2001. From 1996 until 1997, Mr. Antioco served as president and chief executive officer for Taco Bell Corporation. Mr. Antioco serves as chairman of the board of directors of Main Street & Main Incorporated. Mr. Antioco is also a member of the board of governors of the Boys & Girls Clubs of America.

Frank G. Paci has served as our executive vice president, finance, strategic planning and development since 2003 and served as our senior vice president, strategic planning and finance operations from 2001 to 2003. Mr. Paci also served as our senior vice president, strategy and planning from 2000 to 2001 and senior vice president international finance and worldwide mergers and acquisitions from April 2000 until October 2000. Mr. Paci served as senior vice president of international finance and administration from 1999 to 2000. From 1995 until 1998, Mr. Paci served as a vice president for Yum Brands, formerly known as Tricon and Pepsico, where Mr. Paci was vice president, strategic planning from 1997 to 1998 and vice president, nontraditional business for Pizza Hut from 1995 to 1997.

Michael K. Roemer has served as our executive vice president and chief operations officer, North America operations, since 2001 and served as our executive vice president and chief operations officer, USA store operations, from 1999 until 2001. Mr. Roemer also served as our executive vice president, domestic video operations, from 1998 until 1999. From 1997 until 1998, Mr. Roemer served as our senior vice president, domestic video operations. From 1995 until 1997, Mr. Roemer served as an independent consultant for such major companies as Frito Lay, where he assisted with new product development, distribution and business process planning. Mr. Roemer serves on the Board of Governors for the Children’s Miracle Network.

Nicholas P. Shepherd has served as our executive vice president, chief marketing and merchandising officer since 2004 and served as our executive vice president, merchandising and chief concept officer from 2001 until 2004. Mr. Shepherd also served as our senior vice president and chief concept officer from April 2001 until September 2001. From 1998 until 2001, Mr. Shepherd, a British national, served as our senior vice president, international, and from 1995 until 1998, he served as vice president and managing director of our U.K. business.

Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our executive vice president, business development, since 2001. Mr. Stead served as our secretary from 1999 until 2002. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including senior vice president, general counsel and secretary.

Nigel Travis has served as our president and chief operating officer since 2001 and served as our executive vice president and president, worldwide stores division, from 1999 until 2001. Mr. Travis served as our executive vice president and president, worldwide retail operations, from 1998 until 1999 and as our president, international operations, from 1997 until 1998. From 1994 until 1997, Mr. Travis served in various other capacities for us, including senior vice president, Europe. Mr. Travis, a British national, serves as the Lead Director of The Bombay Company, Inc. and is also a director of the Video Software Dealers Association.

Christopher J. Wyatt has served as our executive vice president and president, international, since 2001 and served as our president, international, from March 2001 until October 2001. Mr. Wyatt, a British national, served as our senior vice president, international, from 1999 until 2001, and as our senior vice president, international finance, from 1998 until 1999. Mr. Wyatt also served as our finance director, Europe, from 1996 until 1998.

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

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The address of our Internet website is www.blockbuster.com, and the Investor Relations section of the Blockbuster website may be accessed directly at http://investor.blockbuster.com. Through links on the Investor Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC. The information contained on our website does not constitute part of this Annual Report on Form 10-K.

Item 2.    Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 245,000 square feet of space leased pursuant to an agreement that expires on June 30, 2007. Our distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina.

We have an office in Uxbridge, England that manages most of our international operations. We also have country head offices in Buenos Aires, Argentina; Melbourne, Australia; Toronto, Canada; Santiago, Chile; Hong Kong, China; Dublin, Ireland; Milan, Italy; Mexico City, Mexico; and Taipei, Taiwan. In addition, for most countries in which we have company-operated stores, we maintain offices to manage our operations within that country.

We lease substantially all of our existing store sites. These leases generally have a term of five to ten years and provide options to renew for between five and ten additional years. We expect that most future stores will also occupy leased properties.

Item 3.    Legal Proceedings

In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. They asserted, among other things, that Blockbuster, Viacom and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of Blockbuster and the other defendants. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster and the same defendants. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. The plaintiffs have appealed the California state court denial of class certification, as well as the dismissal of all claims. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

Blockbuster currently is a defendant in 18 lawsuits filed by customers in 11 states and the District of Columbia between February 1999 and August 2001. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between July 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release, (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation, and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past or present extended viewing fee policies were unconscionable as a matter of law, (ii) found no breach and no penalty as a matter of law, and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In February 2003, in another Canadian case, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. The case was subsequently settled with plaintiff releasing all claims against the Company and neither party seeking costs relating to the certification hearing. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The remaining two cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On December 31, 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista’s motion for partial summary adjudication stating in its ruling that a liquidated damages provision in the contract is enforceable. The Court reaffirmed its ruling when it denied Blockbuster’s motion for reconsideration in February 2004. The California federal court’s ruling did not adjudicate the merits of Buena Vista Home Entertainment’s claims. Rather, the ruling granted summary adjudication concerning one of the affirmative defenses pled by Blockbuster in response to the claims asserted by Buena Vista.

In February and March 2003, John Reynolds, Eva Crescente, and James D. Connors each filed a putative class action complaint in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. Blockbuster, John Antioco, Nigel Travis and Larry Zine are named as defendants. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. Blockbuster has moved to dismiss the claims in the consolidated amended complaint. In February 2003, Ronald A. Young filed a stockholder derivative action in the United States District Court for the Northern District of Texas naming John Antioco, Dean Wilson, Nigel Travis, Jim Notarnicola, Edward Stead, Mike Roemer, Nick Shepherd, Chris Wyatt, Larry Zine and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a stockholder derivative action in the 160th Judicial District Court for Dallas County, Texas naming John Antioco, Ed Stead, Larry Zine and one other Blockbuster director who is also a director of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in the 160th Judicial District Court for Dallas County, Texas, naming John Antioco, Nigel Travis, James Notarnicola, Edward B. Stead, Dean M. Wilson, Larry J. Zine, Linda Griego, John L. Muething, and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who are also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the anticipated transaction. As of yet, no definitive transaction has been identified by Blockbuster and Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

We are subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters

The shares of Blockbuster class A common stock are listed and traded on the New York Stock Exchange under the symbol “BBI.” Our class A common stock began trading on August 11, 1999, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our class A common stock as reported on the NYSE composite tape and the cash dividends per share of our class A common stock:

	High	Low	Cash Dividends(1)
Year Ended December 31, 2002
Quarter Ended March 31, 2002	$25.20	$17.39	$0.02
Quarter Ended June 30, 2002	$30.25	$21.90	$0.02
Quarter Ended September 30, 2002	$26.81	$17.25	$0.02
Quarter Ended December 31, 2002	$26.80	$11.80	$0.02
Year Ended December 31, 2003
Quarter Ended March 31, 2003	$17.95	$12.21	$0.02
Quarter Ended June 30, 2003	$18.60	$14.50	$0.02
Quarter Ended September 30, 2003	$23.07	$15.70	$0.02
Quarter Ended December 31, 2003	$22.92	$16.74	$0.02

(1)	We have paid and currently intend to pay a quarterly dividend of $0.02 per share on our common stock. Our credit agreement limits our ability to pay dividends to $90 million, $115 million, $130 million, $145 million and $160 million in the first five years beginning in August 1999. Subject to these limitations, our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common stock on the basis of results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors.

The number of holders of record of shares of our class A common stock as of March 1, 2004 was 306. Viacom currently owns all of the outstanding shares of our class B common stock and about 81.5% of the equity value of Blockbuster. The shares of our class B common stock are not listed nor traded on any stock exchange or other market.

Information regarding Blockbuster’s equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated historical financial and operating data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 1999 through 2003 are derived from our audited consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future, what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity prior to our initial public offering in 1999 or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest during the periods presented.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended or At December 31,
	1999	2000(1)	2001(2)	2002	2003(3)
	(In millions, except per share amounts and worldwide data)
Statement of Operations Data:
Revenues	$4,463.5	$4,960.1	$5,156.7	$5,565.9	$5,911.7
Gross profit	2,701.0	2,924.1	2,736.0	3,207.2	3,521.9
Impairment of goodwill and other long-lived assets	$—	$—	$—	$—	$1,304.9
Operating income (loss)	$121.7	$75.7	$(219.6)	$337.1	$(845.2)
Income (loss) before cumulative effect of change in accounting principle	$(69.2)	$(75.9)	$(240.3)	$189.4	$(979.5)
Income (loss) per share before cumulative effect of change in accounting principle—basic	$(0.44)	$(0.43)	$(1.37)	$1.06	$(5.44)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$(0.44)	$(0.43)	$(1.37)	$1.04	$(5.44)
Cumulative effect of change in accounting principle(4)(5)	$—	$—	$—	$(1,817.0)	$(4.4)
Net loss(4)(5)	$(69.2)	$(75.9)	$(240.3)	$(1,627.6)	$(983.9)
Net loss per share—basic(4)(5)	$(0.44)	$(0.43)	$(1.37)	$(9.11)	$(5.46)
Net loss per share—diluted(4)(5)	$(0.44)	$(0.43)	$(1.37)	$(8.96)	$(5.46)
Dividends per share	$0.02	$0.08	$0.08	$0.08	$0.08
Weighted average shares outstanding—basic	156.1	175.0	175.6	178.6	180.1
Weighted average shares outstanding—diluted	156.1	175.0	175.6	181.6	180.1

Balance Sheet Data:
Cash and cash equivalents	$119.6	$194.2	$200.2	$152.5	$233.4
Total assets	$8,540.8	$8,548.9	$7,752.4	$6,243.8	$4,854.9
Long-term debt, including capital leases	$1,138.4	$1,136.5	$546.4	$408.7	$75.1
Stockholders’ equity	$6,125.0	$6,008.4	$5,748.7	$4,167.0	$3,249.3

(1)	During the fourth quarter of 2000, we recognized a non-cash charge of $31.6 million, related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.
(2)

As described in Note 5 to our consolidated financial statements, in 2001 we recognized charges of $195.9 million in cost of sales, $54.5 million in incremental selling, general and administrative expenses, $2.6 million in depreciation expense and $1.9 million in equity in income (loss) of affiliated companies related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Additionally, as described in Note 5 to our consolidated financial statements, in 2001 we changed our accounting estimates related to our rental library. As a result of the changes in estimate, cost of rental revenues was $141.7 million higher during 2001 then it would have been under the previous method.

(3)	During the fourth quarter of 2003, as described in Note 3 to our consolidated financial statements, we recognized non-cash charges totaling $1.3 billion to impair goodwill and other long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). These charges are reflected as a separate item on the Consolidated Statement of Operations.
(4)	During the first quarter of 2002, we adopted SFAS 142 which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill by $1.82 billion, net of tax, as described in Note 3 to our consolidated financial statements.
(5)	During the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of change in accounting principle, net of tax, as described in Note 1 to our consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “expect,” “may,” “estimate,” “anticipate,” “will,” “believe,” “intend,” “plan,” “future,” “could,” and similar expressions and variations thereof. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by our forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

CAUTIONARY STATEMENTS RELATING TO OUR VIDEO STORE BUSINESS

Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.

As discussed under “Business—Our Business—Suppliers and Purchasing Arrangements,” studio pricing for movies released to home video retailers historically was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the home video distribution window. In order to promote a movie title for rental, the title would be released to home video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This sell-through pricing policy has led to increasing competition from other retailers, including mass merchants such as Wal-Mart and online retailers, who are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, like Blockbuster, purchase both DVDs and VHS product for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices because of the variety of their inventory. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the VHS rental window.

We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional home video retailer to generate revenues for the studios from titles that are not classics or current box office hits. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.

In any wholesale pricing environment, the extent of our profitability is dependent on our ability to enter into arrangements with the studios that effectively balance copy depth and cost considerations. Each type of arrangement provides different advantages and challenges for us. For example, sell-through pricing of DVDs has benefited us because the lower cost associated with DVD product has resulted in higher rental margins than product purchased under our historical VHS revenue-sharing arrangements. Our profitability could be negatively affected if studios were to make other changes in their wholesale pricing policies, which could include pricing rental windows for DVDs or expanded exploitation by studios of the international two-tiered pricing laws described under “Business—Industry Overview—International Home Video Industry –In-Home Movies,” our profitability could be negatively affected.

Our Video Business Could Lose a Competitive Advantage if the Movie Studios Were to Shorten or Eliminate the Home Video Retailer “Distribution Window” or Otherwise Adversely Change Their Current Practices With Respect to the Timing of the Release of Movies to the Various Distribution Channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.

Our business could be negatively affected if:

•	the home video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the home video retailer distribution windows were shortened; or

•	the home video retailer distribution windows were no longer as exclusive as they are now;

because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video retailer distribution window to view a newly released movie on these other distribution channels. According to Kagan, more movies are now being released to pay-per-view at the shorter end of the distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the home video retailer distribution window.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. However, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.

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

Other factors that could affect our ability to sell our previously rented product at expected prices include:

•	consumer desire to own the particular movie or game; and

•	the amount of previously rented product or traded product available for sale by others to the public.

In addition, our sales of previously rented product, especially DVDs, compete with sales of newly released product that is priced for sell-through.

Our Financial Results Could be Adversely Affected if We Are Unable to Manage our Retail Inventory Effectively or if We are Unable to Obtain or Maintain Favorable Terms from Our Suppliers.

Our purchasing decisions are influenced by many factors, including predictions of consumer demand, gross margin considerations, and supplier product return policies. While much of our retail movie product is returnable to vendors, the increased investment in inventory necessary to capitalize on the growing retail market increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, returns of our games inventory, which is prone to obsolescence risks because of the nature of the industry, are subject to negotiation with vendors. The prevalence of multiple game platforms may make it more difficult for us to accurately predict consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss. Our operating results could suffer if we are not able to:

•	obtain or maintain favorable terms from our suppliers with respect to such matters as product returns;

•	maintain adequate copy depth to maintain customer satisfaction;

•	control shrinkage resulting from theft or loss; or

•	avoid significant inventory excesses that could force us to sell product at a discount or loss.

We Are Dependent on the Introduction and Supply of New and Enhanced Game Platforms and Software to Attract and Retain our Video Game Customers.

The home video game industry has traditionally been a hit-driven business characterized by short product lifecycles and frequent introduction of new products. Historically, the lifecycle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Our video games business is therefore dependent on the introduction of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in introduction, slower than expected hardware or software shipments, or any failure to obtain sufficient product from our suppliers on favorable terms could negatively affect our business or increase fluctuations in our results of operations.

Piracy of the Products We Offer May Adversely Affect Our Operations.

Although piracy is illegal, it is a real and significant threat to the home video industry. The development of technology, including digital copying and file compression, and the growing penetration of high-bandwidth Internet connections and ease of networking, increase the threat of piracy by making it easier to duplicate and widely distribute pirated content. Although piracy is a concern in the United States, it is having a more significant adverse affect on the home video industry in international markets. We cannot assure you that movie studios and others with rights in the product will take steps to enforce their rights against piracy or that they will be successful in preventing the distribution of pirated content. Increases in piracy could continue to negatively affect our revenues.

We Cannot Predict the Impact That New or Improved Technologies, Alternative Methods of Product Delivery or Changes in Consumer Behavior Facilitated by These Technologies and Alternative Methods of Product Delivery May Have on Our Business.

Advances in technologies such as video-on-demand, alternative methods of product delivery or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. In particular, our business could be impacted if:

•	newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to home video retailers for rental; and

•	these technologies were to be widely accepted by consumers.

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

If these enhanced pay-per-view services were to become more widely available and accepted, pay-per-view purchases could significantly increase. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies, which also eliminates the chance they will incur additional costs for keeping a movie beyond its initial rental term. However, newly released movies are currently made available by the studios for rental prior to being made available on a pay-per-view basis. Pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. Increases in the size of the pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios were to perceive this to be a better way to maximize their revenues.

Our video store business must compete with the availability of video-on-demand and similar or other technologies, and alternative methods of delivery, which may significantly reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of movies or games that serves as an alternative to obtaining that content in our stores can impact our business. Examples of delivery methods that are currently available on a limited or test basis, but that could impact our business, are “video-on-demand”, delivery by mail and online gaming. In addition, technological advances with personal video recorders and disposable DVDs could impact our business.

Video-on-demand. Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as video-on-demand. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers have introduced subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast-forward, stop and rewind capabilities. In addition to being available from most major cable providers in select markets, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. We have previously tested an entertainment-on-demand service, which delivered video-on-demand to consumers’ television sets via digital subscriber lines and fiber optic connections, and we conduct similar tests from time to time. The future of video-on-demand services, including services provided by us, is uncertain, however. Video-on-demand could have a negative effect on our video store business if:

•	video-on-demand could be profitably provided at a reasonable price; and

•	newly released movies were made available at the same time, or before, they were made available to the home video retailers for rental.

Delivery by mail. Some companies, including us, offer consumers the ability to purchase or rent movies and games through the Internet, with delivery by mail. This includes various online rental subscription programs, which generally do not have extended viewing fees. The convenience offered by this method of product delivery, and the attractiveness to consumers of having no extended viewing fees, could reduce the number of consumers who obtain product from our stores.

Disposable DVDs; personal video recorders. The technology exists for retailers to offer disposable DVDs, which would allow a consumer to view a DVD for an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable as a result of chemistry technology. Another technology that could have an effect on our video store business is the personal video recorder. A personal video recorder allows consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. This technology also enables consumers to pause, rewind, instant replay and playback in slow motion any live television broadcast. We cannot predict the impact that these technologies will have on our business.

We Could Incur Substantial Costs Defending Ourselves in Any Suits Brought Against Us Asserting Patent or Other Intellectual Property Rights.

Netflix, our primary domestic competitor in online rental, recently stated that it had obtained a patent covering online rental subscription (United States Patent No. 6,584,450). While we cannot predict with certainty the scope, validity and enforceability of this or any other patent, we could nevertheless incur substantial costs in defending ourselves in any suits brought against us asserting patent or other intellectual property rights. If the outcome of any such litigation were to be unfavorable to us, our business and results of operations could be materially adversely affected. We are not currently aware of any patent that we believe will materially adversely affect our ability to pursue our current and planned business operations.

We Have Had Limited Experience With Certain New Customer Proposition Initiatives and Cannot Assure You When or if These or Future Initiatives Will Have a Positive Impact on Our Profitability.

We have implemented and will continue to implement initiatives that are designed to enhance efficiency and customer convenience in our stores, and we are also continuing to test and implement initiatives such as subscription-based rentals, games store-in-stores and trading concepts. The implementation of these and other similar initiatives in our stores will involve significant investments by us of time and money. Because we have limited experience with such new initiatives, we cannot assure you that they will be successful or profitable either over the short or long term, including success in retaining customers.

Any Failure or Inadequacy of Our Information Technology Infrastructure Could Harm Our Business.

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the implementation of our new customer proposition initiatives, as well as the operation of our business generally. In connection with our growth and to avoid technology obsolescence and enable future cost savings and customer enhancements, we are continually updating our information technology infrastructure. In addition, we intend to add new features and functionality to our products, services and systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of our new customer proposition initiatives, service interruptions, impaired quality or speed of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our systems also could result in these consequences. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business.

Newly Opened Stores May Adversely Affect the Profitability of Pre-existing Stores.

We expect to open company-operated stores in markets where we already have significant operations in order to maximize our market share within these markets. Although we have a store development approach that is designed to minimize the affect of newly opened stores on pre-existing stores, we cannot assure you that these newly opened stores will not adversely affect the revenues and profitability of those pre-existing stores in any given market.

We May Be Required to Make Lease Payments Related to BLOCKBUSTER MUSIC Stores That Were Sold to Wherehouse Entertainment Inc., Which is in Chapter 11 Bankruptcy.

In October 1998, about 380 BLOCKBUSTER MUSIC® stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guarantee expirations originally available in connection with the Wherehouse bankruptcy, we estimated that we were contingently liable for approximately $36.0 million. Of this amount, we recorded a reserve of $18.7 million during the fourth quarter of 2002, which represented our estimate of the lease guarantee obligation at that time. During 2003, we paid approximately $8.2 million associated with the lease guarantee obligation. In addition, during the fourth quarter of 2003, based upon our most current information regarding the bankruptcy proceedings, we reduced our reserve by $2.6 million, resulting in a remaining reserve balance of $7.9 million at December 31, 2003. Any payments we are required to make under the guarantees in excess of our recorded reserve would negatively effect our results of operations.

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

We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry and Changes in U.S. or International Laws May Adversely Affect Us.

Any finding that we have been, or are in, noncompliance with respect to the laws affecting our business could result in, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international and U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international and U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local advertising, consumer protection, licensing, zoning, land use, construction, environmental, health and safety, minimum wage and labor and other employment regulations. The international home video and video game industry varies from country to country due to, among other things, legal standards and regulations, such as those relating to foreign ownership rights, unauthorized copying, intellectual property rights, labor and employment matters, trade regulation and business practices, franchising and taxation, and format and technical standards. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

There is also a significant amount of U.S. state and local and international regulation governing trading activities. As we continue to develop our movie and games trading model, we will incur additional costs to comply with these regulations. In addition, efforts to comply with these regulations could delay our ability to implement our trading initiatives on our proposed schedule.

Changes in existing laws, including environmental and employment laws, adoption of new laws or increases in the minimum wage, may increase our costs or otherwise adversely affect us. For example, the repeal or limitation in the United States of the “first sale” doctrine, which is discussed above under “Item 1. Business—Our Business—Intellectual Property,” for audiovisual works or for computer software made for limited purpose computers (or, conversely, the creation of a rental right vested in the copyright holder) would have an adverse impact in the United States on our rental business. In August 2002, the U.S. Copyright Office released its study on the first sale doctrine in the digital age and determined that no changes were warranted. Similarly, the adoption or expansion of laws in any other country to allow copyright owners to charge retailers more for rental product than for sell-through product could have an adverse impact on our rental business in that country.

Any Acquisitions We Make Involve a Degree of Risk.

We have in the past, and may in the future, engage in acquisitions to continue expansion of our domestic and international rental and retail presence. For example, during 2003 and 2002 we made asset acquisitions of stores in the United States and in markets outside of the United States. In addition, during 2002 we acquired all of the capital stock of the second largest games retailer in the United Kingdom and purchased the 51% interest that we did not already own in our joint venture based in Italy. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition.

CAUTIONARY STATEMENTS RELATING TO OUR RELATIONSHIP WITH VIACOM

If Viacom Divests Itself of Its Interest In Us, Your Investment Will Be Subject to Different Risks.

On February 10, 2004, Viacom announced that its board of directors authorized it to pursue the divestiture of its approximately 81.5% equity interest in us based on the conclusion that we would be better positioned as a company completely independent of Viacom. Viacom announced at that time that it anticipated that the divestiture would be achieved through a tax-free split-off, but that it would continue to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. As announced, the divestiture is subject to further approval of Viacom’s board of directors and an assessment of market conditions. Our board of directors has established a special committee for the purpose of representing the best interests of us and our minority stockholders with respect to any proposed transaction.

If Viacom completes a divestiture, we will no longer be controlled by Viacom and will be a separate, stand-alone company. As result, you may be subject to, among others, the following risks:

•

Any divestiture might result in a large number of shares of our class B common stock currently held by Viacom, or additional shares of our class A common stock if shares of our class B common stock are converted at the time of the split-off, being publicly traded, which could put downward pressure on the market price of our class A common stock;

•	After a divestiture, if any, we would no longer have access to the resources of Viacom and would have to replace services previously provided by Viacom, and might not be able to obtain replacement services on similar terms; and

•	Our historical financial information may not necessarily reflect what our results of operations, financial condition and cash flows would have been as a separate, stand-alone company and therefore may not be indicative of future results.

As part of any divestiture, we anticipate that many of our existing intercompany arrangements with Viacom would be revisited and may change to our benefit or to our detriment. We might also enter into additional intercompany arrangements with Viacom regarding matters or services not currently covered, which might also be to our benefit or to our detriment.

We anticipate that our board of directors may consider issuing a special dividend, subject to acceptable financing and other considerations, to all stockholders including Viacom in connection with any divestiture. The Board may decide to authorize the borrowing of a significant amount of money to fund the dividend, which would require us to use a portion of our future cash flows to repay the indebtedness instead of investing in new initiatives.

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

on all matters submitted to our stockholders. As of March 1, 2004, Viacom owns about 95.6% of the combined voting power of our outstanding common stock. As a result, Viacom is able to determine the outcome of all corporate actions requiring stockholder approval. Because Viacom has the ability to control us, it has the power to act without taking the best interests of our other stockholders into consideration. For example, Viacom can control decisions with respect to:

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

Four of Our Directors May Have Conflicts of Interest Because They Are Also Directors or Executive Officers of Viacom.

Two members of our board of directors are directors and executive officers of Viacom, one member is an executive officer of Viacom, and one member is a director of Viacom. These directors have obligations to us as well as to Viacom and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. These provisions do not, however, eliminate or limit the fiduciary duty of loyalty of our directors under applicable Delaware law. Subject to applicable Delaware law, stockholders in our company are deemed to have notice of and have consented to these provisions of our certificate of incorporation. Although these provisions are designed to resolve such conflicts between us and Viacom fairly, we cannot assure you that any conflicts will be so resolved.

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

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 8,900 stores in the United States, its territories and 27 other countries as of December 31, 2003. During 2003, our business continued to improve financially as we worked to reposition our business. We achieved record revenues and gross profit for the year and made important progress towards new initiatives and opportunities that we believe will benefit Blockbuster going forward.

During 2003, the rental market slowed to some extent as a result of increased competition from retail DVD sales and other home video distribution channels. The impact of these changes was especially apparent during the latter half of 2003 when the industry saw slower traffic despite a favorable box office comparison. While the rental market slowed, retail demand for DVDs and games continued to increase and we capitalized on the consumer traffic generated by our rental business, as well as our expansive store base, to further enhance our presence in the retail market and increase revenues. This growth was especially strong during the first and second quarters of the year and slowed during the second half of 2003 as we began competing against strong same-store revenues growth in the same period of 2002.

In addition to growing revenues, in 2003, we accomplished our primary goal of improving the profitability of our rental and retail businesses. Our focus on profitability was implemented by (1) increasing rental gross margin through more efficient buying and inventory management; (2) improving retail gross margin through increases in the average selling price of retail product; (3) decreasing marketing expenditures by leveraging increased advertising and promotion of video titles by the studios and the greater use of cost effective direct marketing tools; (4) reducing low margin, traffic-driving transactions implemented during the second half of 2002 to enhance our presence in the retail market; and (5) improving labor productivity in our domestic stores. Our approach favorably impacted our gross profits and operating expenses during the year, and we believe that it allowed us to be flexible in our ability to drive bottom-line profitability under market conditions that were unfavorable to significantly growing revenues. This approach had some negative impact on our same-store revenues during 2003, due to reductions in areas such as advertising and rental product purchases. We believe, however, that our increases in profitability and cash flows are critical components of our strategy to participate in new opportunities and drive new initiatives going forward.

During the fourth quarter of 2003, as discussed below under “Critical Accounting Policies—Goodwill Impairment,” we recognized non-cash charges of $1.29 billion to impair goodwill in accordance with SFAS 142 and $18.5 million to impair other long-lived assets in accordance with SFAS 144. These charges are included in operating expenses.

During 2004, we expect to focus our strategy towards our participation in new opportunities and driving new initiatives, each of which is discussed below:

•	Expansion of our rental subscription programs. Our rental subscription programs for movies and games allow customers to purchase a rental pass that permits them to rent an unlimited number of titles for one price during the term of the pass, subject to certain limitations. We currently offer store-based movie subscription programs in about 25% of our U.S. locations and offer our Game Freedom Pass in substantially all our domestic stores. During 2004, we plan to expand our offering of store-based movie subscription programs to substantially all our remaining U.S. locations. In addition, a significant and growing market for online rental subscription services has developed, which has had and could continue to have a negative impact on our business. During 2004, we plan to launch an online subscription service, which will provide us with a significant opportunity for future growth.

•	Continued development of our games store-in-store concept. Our games store-in-store concept generally allows customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. As of December 31, 2003, we had 177 games store-in-store locations. The recent increase in the number of specialty games retailers has had an impact on our game rental business. As such, we believe it is important for us to expand our presence with our games store-in-store concept both as an offensive measure, as a means to capitalize on growth opportunities, and defensively, in response to competition from specialty retailers.

•	Continued development of our movie and games trading model. Trading allows customers to trade their used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. We believe that expanding our offering of this service will significantly improve our selection of product and will drive sales of new, as well as used, DVDs and games.

To achieve these goals, during 2004, we plan on investing additional resources back into our business and implementing our growth opportunities and, as a result, we plan to incur incremental operating expenses and capital expenditures. Consequently, we are expecting that short-term profits will be negatively impacted by the incremental operating expense investments in our growth propositions. We believe our new initiatives will benefit Blockbuster going forward by replacing declining movie rental revenues and adding incremental revenue. In addition, we are expecting only moderate increases in total revenues for the year, due to continued softness in the rental industry caused by competition from retail DVD and other home video distribution channels and threats from piracy. While we do not believe that piracy has had a material impact on our consolidated revenues through 2003, we believe the increasing concern over piracy, particularly in our international markets, may adversely impact our future revenues.

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its approximately 81.5% interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. Should the divestiture be completed during 2004, we anticipate that the re-negotiation of services or contracts currently provided through Viacom will result in increased operating expenses. (See additional discussion in “Related Party Transactions” below.) In addition, in the event of a split-off, the Company anticipates that the board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders including Viacom. We believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique strategic vision and significant avenues for expansion.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the revenues generated by customer programs and incentives, revenues generated by multiple-element transactions, useful lives and residual values of our rental library, accruals related to revenue sharing titles subject to performance guarantees, merchandise inventory reserves, income taxes, contingencies, impairment of our goodwill and impairment of our long-lived assets other than goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require our more significant judgments and estimates and that changes in these estimates or the use of different estimates could have a material impact on our results of operations or financial position.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our convenience policy, which we implemented in February 2000, a customer pays for the initial rental at the time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned. If we were to change our rental terms to respond to competitive alternatives that do not have extended viewing fees or to lower customer dissatisfaction with extended viewing fees, it could result in a material change in the amount and timing of rental revenues going forward.

Merchandise sales include the sales of new movies, game software and movie or game related merchandise, including confections. In addition, we purchase used movies and game software from consumers in exchange for merchandise credit, discounts on other products and, in some stores, cash (“trading”). Sales of traded products are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on our merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products that we sell, sales returns and allowances are minimal.

We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We analyze our historical redemption rates for similar award programs as a basis for the estimate of the rentals that will not be redeemed on a program-by-program basis. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amount deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. A 10% change in the estimate of non- redemptions would not have a material impact on our revenues for 2003. If the actual number of free rentals redeemed is significantly different than our estimate, an adjustment to the revenue recorded in a particular period may be required.

Rental Library Amortization

We amortize the cost of our rental library, which includes VHS tapes, DVDs and games, over periods ranging from three months to twelve months to an estimated residual value ranging from $2 to $5 per unit, according to the product category. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand, changes in our customer propositions, including our subscription or trading initiatives, or the price or availability of retail video product may materially impact the carrying value of our rental library and our rental margins. For instance, during 2001, we changed our estimates regarding useful lives and residual values of rental VHS and game products to reflect increasing customer demand for DVDs and the release of popular new game platforms which replaced the existing technology. This change resulted in increased amortization expense during 2001, as discussed in Note 5 to our consolidated financial statements. In addition, we record adjustments to the value of previously rented product primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional inventory adjustments, including possible adjustments to rental amortization periods or residual values, may be required.

Merchandise Inventory

Our merchandise inventory, which includes new and traded movies and games and other general merchandise, including confections, is stated at the lower of cost or market. We include an allocation of costs incurred in our distribution center to prepare new products for our stores in the cost of our merchandise inventory. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our accrual for shrink is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. In late 2002 and early 2003, our shrink increased with the introduction and increased demand for DVD product and with our increased presence as a video game retailer. DVD and video game products are more susceptible to shrink due to their portability and popularity. We continue to design and implement controls at our stores and in our distribution center to lower our shrink results.

Tax Valuation Allowances

We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that our estimates regarding future taxable income or the results of our tax planning strategies differ from actual results, we would adjust our deferred tax assets with an offsetting amount recorded to our income tax provision in the period such determination was made. As noted below, and in Note 10 to our consolidated financial statements, during the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom could require us to surrender tax loss carryovers were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance by $8.7 million as it was more likely than not that these tax loss carryovers would be utilized in the future.

Impairment of Goodwill and Other Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be periodically tested for impairment. The impairment test is performed on an annual basis and between annual tests (an “interim impairment test”) if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test at the reporting unit level, as opposed to the enterprise-wide undiscounted cash flow approach used by us to evaluate impairment under the previous accounting standard.

Upon adoption of SFAS 142 we performed the two-step goodwill impairment test. The first step of the test compares the book value of our reporting units, domestic and international, to their estimated fair values. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a five year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period growth assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted average cost of capital. If fair values of the reporting units do not exceed their carrying values then the second step must be performed to quantify the amount of the impairment.

The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, we allocate the estimated fair value of Blockbuster to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating earnings.

As noted above, prior to adoption of SFAS 142, the Company tested impairment of goodwill on an enterprise-wide basis by comparing undiscounted cash flows to the carrying value of the goodwill. As a result of the change in methodology required by SFAS 142, we determined that the goodwill balance for our domestic reporting unit was impaired, resulting in a charge of $1.82 billion as of January 1, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, in our consolidated statements of operations for the year ended December 31, 2002.

Subsequently, we performed our annual impairment test on October 31, 2002, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

In mid-December of 2002, we issued a press release stating that we would have lower than anticipated earnings for the quarter and the year due to softness in sales during the holiday season resulting from unanticipated competitive factors. In addition, we indicated that we had incurred higher rental product purchases and advertising expenditures associated with planned revenues which did not fully materialize. As a result of this information, our stock price declined sharply. We believed these events were indicators or factors that would require a company to perform an interim impairment test in accordance with SFAS 142. As a result, we performed an interim impairment test on our domestic and international goodwill balances as of December 31, 2002. This test resulted in estimated fair values for each of our reporting units in excess of their net book values. As a result, we did not have any additional impairment under the provisions of SFAS 142 for 2002.

In completing our analysis of the fair value of Blockbuster during the fourth quarter of 2003, several events converged which led us to conclude that our business had incremental risks that were required to be included in our evaluation of goodwill under SFAS 142. These events included our performance during the holiday selling season, which indicated that same-store revenues for our core rental business would be more unfavorable than we previously anticipated. We believe that these changes were caused by increased competition from retail DVD and discounted retail DVD pricing by mass merchants. These trends also indicated that the strength of rental revenues in the fourth quarter had been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additional risks included implementation risks associated with our new initiatives and risks associated with certain of our international operations, such as increased competition, two-tiered pricing and piracy. All of these factors adversely affected Viacom’s negotiations with third parties regarding their possible disposal of their investment in our Company. All of this information was considered in finalizing our estimate of fair value for our reporting units as of December 31, 2003. Accordingly, management determined that the goodwill balance was impaired and recorded an impairment charge for both the domestic and international reporting units during the fourth quarter of 2003 totaling $1.29 billion. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003.

The Company will perform its annual impairment test for 2004 during the fourth quarter, and on an interim date in 2004 should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows or a fair value below book value at the date of our divestiture from Viacom, could result in a material impairment of goodwill under FAS 142.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Impairment review of long-lived assets associated with the Company’s stores is performed domestically on a market-by-market basis and internationally on a country-by-country basis. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. If the sum of the estimated undiscounted cash flows is less than the assets’ net carrying value, then an impairment loss must be recognized. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the present value of the discounted cash flows estimated to be generated by the assets.

During the fourth quarter of 2003, in conjunction with the goodwill impairment discussed above, we reviewed our long-lived assets for impairment in conjunction with SFAS 144. As a result, we determined that the carrying value of certain fixed assets in four international markets exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, we recorded an impairment charge of approximately $18.5 million. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003.

Results of Operations

Consolidated Results

The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data).

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Revenues	$4,463.5	$4,960.1	$5,156.7	$5,565.9	$5,911.7
Cost of sales	1,762.5	2,036.0	2,420.7	2,358.7	2,389.8

Gross profit	2,701.0	2,924.1	2,736.0	3,207.2	3,521.9
Operating expenses	2,579.3	2,848.4	2,955.6	2,870.1	4,367.1

Operating income (loss)	121.7	75.7	(219.6)	337.1	(845.2)
Interest expense	(119.3)	(116.5)	(78.2)	(49.5)	(33.1)
Interest income	3.2	7.3	6.1	4.1	3.1
Other items, net	(0.2)	1.7	(5.2)	2.9	(0.4)

Income (loss) before income taxes	5.4	(31.8)	(296.9)	294.6	(875.6)
Benefit (provision) for income taxes	(71.8)	(45.4)	56.1	(103.0)	(103.2)
Equity in income (loss) of affiliated companies, net of tax	(2.8)	1.3	0.5	(2.2)	(0.7)

Income (loss) before cumulative effect of change in accounting principle	(69.2)	(75.9)	(240.3)	189.4	(979.5)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,817.0)	(4.4)

Net loss	$(69.2)	$(75.9)	$(240.3)	$(1,627.6)	$(983.9)

Cash Flow Data:
Cash flows provided by operating activities	$1,142.8	$1,320.8	$1,395.1	$1,451.2	$1,416.1
Cash flows used for investing activities	$(1,258.1)	$(1,056.8)	$(945.2)	$(1,303.5)	$(1,010.4)
Cash flows provided by/(used for) financing activities	$137.2	$(187.2)	$(441.2)	$(199.2)	$(335.5)

Other Data:
Depreciation	$220.5	$279.0	$246.6	$232.1	$255.5
Amortization of intangibles	$171.8	$180.1	$177.1	$1.7	$2.4
Impairment of goodwill and other long-lived assets	$—	$—	$—	$—	$1,304.9

Margins:
Rental margin(1)	66.0%	64.4%	57.7%	66.1%	70.0%
Merchandise margin(2)	21.0%	21.4%	18.9%	17.1%	19.8%
Gross margin(3)	60.5%	59.0%	53.1%	57.6%	59.6%

Worldwide Store Data:
Same-store revenues increase (decrease)(4)	8.3%	5.6%	2.5%	5.1%	(2.2)%
Company-operated stores at end of year	5,879	6,254	6,412	6,907	7,105
Franchised and joint venture stores at end of year	1,274	1,423	1,569	1,638	1,762
Total stores at end of year	7,153	7,677	7,981	8,545	8,867

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.

(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Comparison of 2003 to 2002

Revenues. Revenues increased $345.8 million, or 6.2%, from 2002 to 2003 as a result of growth in rental revenues and merchandise sales. The following is a summary of revenues by category:

	Year Ended December 31,
	2002		2003		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$4,460.4	80.1%	$4,533.5	76.7%	$73.1	1.6%
Merchandise sales	1,019.7	18.3%	1,281.6	21.7%	261.9	25.7%
Other revenues	85.8	1.6%	96.6	1.6%	10.8	12.6%

Total revenues	$5,565.9	100.0%	$5,911.7	100.0%	$345.8	6.2%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(3.6)%	(3.8)%	(2.9)%
Merchandise sales	3.7%	3.4%	4.4%
Total revenues	(2.2)%	(2.7)%	(0.7)%

(1)	International same-store revenues do not include the impact of foreign exchange.

The increase in overall revenues was primarily due to a net increase of 198 company-operated stores, favorable exchange rates and the acquisitions in the fourth quarter of 2002 of GameStation, Inc., a leading games retailer in the United Kingdom, and of the remaining 51% interest that we did not already own in our joint venture stores in Italy.

Overall worldwide same-store revenues decreased 2.2% as a result of a decrease in worldwide same-store rental revenues, which was partially offset by an increase in worldwide same-store merchandise sales. The decline in worldwide same-store rental revenues was primarily the result of a weaker rental market worldwide. While the rental market slowed during 2003, retail demand for DVDs and games continued to increase and we took advantage of this increased demand during the first and second quarters of the year to enhance our presence in this market. The strong growth in our same-store merchandise sales during the first and second quarters slowed during the second half of 2003 as we began competing against strong same-store sales growth in the same period of the prior year. During the third and fourth quarters of 2002, we implemented several low-margin, traffic-driving transactions to enhance our presence in the market. During 2003, we reduced our use of these types of programs in conjunction with our focus on improving profitability.

Rental Revenues. Rental revenues are generated from the rental of VHS tapes, DVDs, video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenues received in connection with the initial rental of the product, as well as revenues related to any continuations of such rentals past the initial rental period, as contemplated by our membership agreement. Under our standard domestic rental policy, at the time the product is rented, a customer pays for the initial rental and, pursuant to the terms of our membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or purchased under the terms of the membership agreement.

In order to provide our customers with new and innovative rental programs, during 2003, we offered store-based subscription rental offers, or movie rental passes, in approximately 25% of our domestic stores. We also relaunched our Game Freedom Pass in substantially all of our domestic stores. These rental passes allow customers to rent an unlimited number of products during the term of the pass, subject to a limit of the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement. We continue to evaluate our store-based subscription offerings and anticipate expanding our offering of movie rental passes nationwide in 2004.

Rental revenues increased $73.1 million, or 1.6%, from 2002 to 2003, due primarily to an increase in movie rental revenues, which was offset slightly by a decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2002		2003		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$2,190.1	49.1%	$1,435.7	31.7%	$(754.4)	(34.4)%
DVD rental revenues	1,741.0	39.0%	2,599.7	57.3%	858.7	49.3%

Total movie rental revenues	3,931.1	88.1%	4,035.4	89.0%	104.3	2.7%
Game rental revenues	529.3	11.9%	498.1	11.0%	(31.2)	(5.9)%

Total rental revenues	$4,460.4	100.0%	$4,533.5	100.0%	$73.1	1.6%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(3.1)%	(3.4)%	(2.0)%
Game rental revenues	(7.7)%	(8.2)%	(4.7)%
Total rental revenues	(3.6)%	(3.8)%	(2.9)%

(1)	International same-store revenues do not include the impact of foreign exchange.

The increase in overall rental revenues was primarily due to a net increase of 198 company-operated stores, favorable exchange rates and the fourth quarter of 2002 acquisition of the remaining interest in our joint venture stores in Italy. These increases were partially offset by a 3.6% decrease in worldwide same-store rental revenues, reflecting decreases in both movies and games same-store rental revenues. The decrease in same-store rental revenues occurred both domestically and internationally and was the result of a generally weaker rental market as compared to prior years, our focus on profitability and increased competition from retail DVD sales and other home video distribution channels. Our domestic operations represented 78.6% of our rental revenues in 2003 as compared with 81.8% of our rental revenues in 2002.

Movie Rental Revenues. Movie rental revenues increased $104.3 million, or 2.7%, from 2002 to 2003 primarily driven by a net increase of 198 company-operated stores and favorable exchange rates, which was partially offset by a 3.1% decrease in worldwide same-store movie rental revenues. DVD rental revenues continued to increase as a percentage of total rental revenues, as DVD hardware penetration has continued to increase, while VHS rental revenues have continued to decline.

We believe the decline in our same-store rental revenues was in line with the overall industry, reflecting a soft movie rental industry in the last six months of the year and increased competition from retail DVD sales and other home video distribution channels during this period. Contributing to the decrease in same-store movie rental revenues was our focus on increasing profitability and cash flow by significantly lowering advertising and rental product purchases. In addition to these factors, unit sales of previously rented movies decreased 7.2% due to increased competition from retail DVD. This decrease was offset by an increase in the average selling price resulting from the continued shift from VHS to DVD. Previously rented DVDs generally have a higher average selling price than previously rented VHS tapes due to the popularity and durability of the format.

Based upon our belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline in the coming year. We believe, however, that the rental market will stabilize in 2005 and 2006.

Game Rental Revenues. Game rental revenues declined $31.2 million, or 5.9%, from 2002 to 2003 due primarily to a 7.7% decrease in worldwide same-store game rental revenues, which was partially offset by a net increase of 198 company-operated stores and favorable exchange rates. The decrease in worldwide same-store game rental revenues was primarily due to a growing retail offering of low-priced catalog, or “value,” games and increased games trading by us and our competitors, both of which compete with our rental and previously played game product. In addition, same-store game rental revenues were impacted by the discontinuation of certain low margin game hardware platforms in selected stores during 2003 in conjunction with our focus on profitability.

Merchandise Sales. Merchandise sales increased $261.9 million, or 25.7%, from 2002 to 2003, due to increases in movie, game and general merchandise sales. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2002		2003		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$128.8	12.6%	$65.2	5.1%	$(63.6)	(49.4)%
DVD sales	370.4	36.3%	516.4	40.3%	146.0	39.4%

Total movie sales	499.2	48.9%	581.6	45.4%	82.4	16.5%
Game sales	164.7	16.2%	305.0	23.8%	140.3	85.2%
General merchandise sales	355.8	34.9%	395.0	30.8%	39.2	11.0%

Total merchandise sales	$1,019.7	100.0%	$1,281.6	100.0%	$261.9	25.7%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	6.4%	7.1%	3.9%
Game sales	1.8%	(7.2)%	9.5%
General merchandise sales	0.6%	0.0%	1.5%
Total merchandise sales	3.7%	3.4%	4.4%

(1)	International same-store revenues do not include the impact of foreign exchange.

Merchandise sales continued to grow as a percent of our business during 2003, representing 21.7% of total revenues in 2003, compared with 18.3% of total revenues in 2002. The increase in overall merchandise sales was primarily the result of sales by GameStation, Inc., a leading games retailer in the United Kingdom which we acquired during the fourth quarter of 2002, favorable exchange rates and a net increase of 198 company-operated stores. In addition, worldwide same-store merchandise sales increased 3.7%, driven by sales increases in all categories. Our domestic operations represented 56.1% of our merchandise sales in 2003 as compared with 66.1% of our merchandise sales in 2002. This change was driven by the acquisition of United Kingdom based GameStation, Inc.

Movie Sales. Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $82.4 million, or 16.5%, from 2002 to 2003. This increase was the result of our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. We took advantage of this increased demand during the first and second quarters of the year to enhance our presence in this market. The strong growth in merchandise sales during the first and second quarters slowed during the second half of 2003 as we began competing against strong same-store sales growth in the same period of the prior year. These factors and a net increase of 198 company-operated stores led to an overall 7.5% increase in retail movie transactions in 2003 as compared to 2002. Additionally, an improved pricing strategy, the increase in DVD sales as a percentage of total movie sales and favorable exchange rates led to a 8.4% increase in the average selling price of retail movies in 2003 as compared to 2002. Retail DVD sales generally have a higher average selling price than retail VHS sales. These factors led to an increase in worldwide same-store movie sales of 6.4%.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $140.3 million, or 85.2%, from 2002 to 2003. This increase resulted primarily from sales by GameStation, Inc., which we acquired during the fourth quarter of 2002, a 1.8% increase in worldwide same-store games sales and favorable exchange rates. The increase in worldwide same-store games sales was driven by a substantial increase in domestic games transactions during the first six months of 2003 resulting from improved penetration of key game hardware platforms. These changes, and the addition of GameStation, Inc., contributed to a 145.7% increase in overall retail game transactions in 2003 as compared to 2002. The impact of increased retail game transactions was partially offset by a 24.7% decrease in the average selling price of retail games product due to a higher percentage of retail game sales from value retail game product and a reduction in the sale of game consoles. Value retail game product generally has a lower average selling price than new release game retail product, while game consoles have a significantly higher average selling price than game software.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related product and sales to franchisees, increased $39.2 million, or 11.0%, from 2002 to 2003. This increase was the result of a net increase of 198 company-operated stores, favorable exchange rates and a 0.6% increase in same-store general merchandise sales, which was offset by a $10.1 million decrease in sales to franchisees. The decrease in sales to franchisees was the result of the franchisees shifting some inventory purchases to outside distributors and suppliers.

Cost of Sales. Cost of sales of $2,389.8 million in 2003 increased $31.1 million, or 1.3%, from $2,358.7 million in 2002. The increase in our cost of sales was primarily due to an increase in revenues, which was partially offset by improved gross margins, as discussed below.

Gross Profit. Gross profit of $3,521.9 million in 2003 increased $314.7 million, or 9.8%, from $3,207.2 million in 2002. The increase in gross profit was primarily driven by improvements in both rental and retail margins, a net increase of 198 company-operated stores and the impact of favorable exchange rates. As we have enhanced our position in the retail market and continued to grow our rental business through the addition of new stores, we have heightened our focus on generating gross profit dollars. Total gross margin increased from 57.6% in 2002 to 59.6% in 2003.

Rental Gross Profit. Rental gross profit increased $224.8 million, or 7.6%, from 2002 to 2003. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased 390 basis points from 66.1% in 2002 to 70.0% in 2003, a net increase of 198 company-operated stores and the impact of favorable exchange rates. These increases were partially offset by a decrease in worldwide same-store rental revenues. The improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchases, in total and on an average store basis, were lower in 2003 as compared with 2002. This resulted in lower overall rental product costs per average store, thereby increasing rental gross margin.

•	During late 2003, we increased the proportion of rental product purchased under revenue-sharing arrangements. This provided flexibility in our rental copy depth, while providing the ability to maintain a favorable level of movie rental gross margin.

•	Game rental margins were favorably impacted by improved buying and inventory management, including the discontinuation of certain low margin game hardware platforms in selected stores during 2003 in conjunction with our focus on profitability.

•	DVD rental revenues increased as a percent of total rental revenues from 39.0% in 2002 to 57.3% in 2003. Historically, and during 2003, DVD rental product on average had a higher overall margin than other rental product. In the later months of 2003, the margin advantage between VHS and DVD rental product narrowed as a result of increasingly favorable revenue sharing arrangements and improved inventory management on the declining VHS platform. As a result, we do not expect the continued shift to DVD to provide a significantly favorable impact to our gross margin going forward.

As a result of our continued focus on profitability, we expect rental margins to stabilize at or around their current levels during 2004.

Merchandise Gross Profit. Merchandise gross profit increased $79.1 million, or 45.3%, from 2002 to 2003. This increase was primarily due to an improvement in merchandise gross margin, which increased 270 basis points from 17.1% in 2002 to 19.8% in 2003, increased merchandise sales and the impact of favorable exchange rates. The increase in merchandise gross margin was primarily driven by an increased focus on improving profitability. This focus has resulted in a reduction in low margin, traffic-driving transactions, such as promotional offers that combine movie rentals with sales of popular retail titles and game hardware consoles, which were used to enhance Blockbuster’s presence as a retail destination during the third quarter of 2002 and improved pricing strategies during 2003 that increased the average retail selling price of movies.

These improvements were partially offset by the increase in new release DVD and game software sales as a percentage of total merchandise sales. New release DVD and game software sales, on average, have a lower gross margin than other merchandise sales.

Operating Expenses. Total operating expenses include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization. These costs increased $1.5 billion, or 52.2%, from 2002 to 2003 primarily due to $1.3 billion in non-cash impairment charges for the impairment of goodwill and other long-lived assets. Total operating expenses as a percentage of total revenues increased to 73.9% in 2003 from 51.6% in 2002 primarily as a result of the non-cash impairment charges which totaled 22.1% of total revenues for 2003. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, increased $168.0 million, or 6.4%, from 2002 to 2003. Selling, general and administrative expense as a percentage of total revenues in 2003 remained flat compared with 2002 as a result of lower same-store revenues in the last six months of 2003. The change in selling, general and administrative expense in 2003 resulted from the following items:

•	Occupancy costs increased $62.7 million, primarily as a result of a net increase of 198 company-operated stores and the fourth quarter 2002 acquisitions of GameStation, Inc. and the remaining interest in our joint venture stores in Italy.

•	Compensation expense increased $129.5 million, primarily related to additional personnel needed to support our store growth and our acquisitions of GameStation, Inc. and the remaining interest in our joint venture stores in Italy. Additionally, during 2003 we increased our incentive compensation as a result of our improved financial performance excluding the impact of non-cash impairment charges. These increases were offset by improved labor productivity in our domestic stores.

•	Advertising expense decreased $69.8 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during 2003 and the greater use of cost effective direct marketing tools.

The decrease in advertising expense was offset by the adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 required us to record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs entered into or modified during 2003 as a reduction of the cost of inventory and rental library rather than as an offset of advertising costs.

During 2004, we will continue to leverage studio advertising of new releases and use more cost effective direct marketing tools. Overall, however, we may increase advertising expenses in 2004, as needed to support our new initiatives. We will continue to adjust our core advertising spend as necessary depending on market opportunities.

•	Other corporate and store expenses increased $45.6 million, due primarily to a net increase of 198 company-operated stores and the fourth quarter 2002 acquisitions of GameStation, Inc. and the remaining interest in our joint ventures stores in Italy. Additionally, we incurred increased expenses related to in-store customer service initiatives and systems and infrastructure improvements.

In 2004, we expect to incur additional selling, general and administrative expenses of approximately $70 million to $90 million as we develop and launch new initiatives. These costs would include incremental advertising costs discussed above and costs to make incremental improvements in systems and infrastructure to support our new initiatives.

Depreciation Expense. Depreciation expense increased $23.4 million, or 10.1%, from 2002 to 2003. The increase was primarily a result of a net increase of 198 company-operated stores and the fourth quarter 2002 acquisitions of GameStation, Inc. and of the remaining interest in our joint ventures stores in Italy.

Impairment of Goodwill and Other Long-Lived Assets. During the fourth quarter of 2003, as described above and in Note 3 to our consolidated financial statements, we recognized non-cash charges of $1.29 billion to impair goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, and $18.5 million to impair other long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Interest Expense. Interest expense of $33.1 million in 2003 decreased $16.4 million, or 33.1%, as compared with $49.5 million in 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance of over $320 million from December 2002 and lower average interest rates in 2003 as compared with 2002.

Provision for Income Taxes. We recognized a provision for income taxes of $103.2 million in 2003 on a pretax loss of $875.6 million. The provision was recognized against the pretax loss because of $1.3 billion in non-cash charges to impair goodwill and other long-lived assets, of which a large portion was non-deductible.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of

$4.4 million in our income statement in the first quarter of 2003. The initial adoption of this statement did not affect operating income or cash flow.

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

Net Loss. Net loss of $983.9 million in 2003 decreased $643.7 million from $1,627.6 million in 2002. The 2003 loss was primarily the result of non-cash impairment charges of $1.3 billion associated with the impairment of goodwill and other long-lived assets. The loss in 2002 was the result of the cumulative effect of change in accounting principle recorded in the first quarter of 2002, as discussed above. Net loss before the cumulative effect of change in accounting principle of $979.5 million in 2003 represents a decrease in net income of $1.2 billion from income before cumulative effect of change in accounting principle of $189.4 million in 2002. This decrease was due to the $1.3 billion in non-cash impairment charges recorded during 2003, which was offset by the improved profitability of our core operations and other changes discussed above.

Comparison of 2002 to 2001

Change in Accounting Estimates for Rental Library and Special Item Charges

During the third quarter of 2001, we began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which we completed by December 31, 2001. We initiated this plan with the goal of optimizing our stores’ revenues and gross profit based on an evaluation of our product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. Based on our evaluation, and in connection with the resulting plan, we disposed of approximately 30% of our VHS rental library in our stores, certain VHS merchandise inventory primarily located in our distribution center and certain games from our rental library in our stores. These activities resulted in non-cash charges of $184.1 million to cost of rental revenues and $11.8 million to cost of merchandise sold recorded in 2001, which reflected the estimated cost of the disposed library and inventory items, net of estimated proceeds. We also recorded a charge of $26.9 million in incremental selling, general and administrative expenses during 2001, primarily related to (i) labor incurred during 2001 to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of our marketing and new media operations. During 2002, we reduced our estimate of severance charges by $2.5 million. As of December 31, 2003, $0.5 million remained as an accrual for severance related to this special item charge.

Additionally, during 2001, we recorded charges of $2.6 million and $1.9 million ($1.1 million, net of tax) in depreciation expense for the write-off of fixed assets and equity in income (loss) of affiliated companies for the adoption of a similar re-merchandising plan at one of our joint venture operations, respectively. Additionally, in connection with the re-merchandising plan, and to address the impact of changes in the rental business, effective July 1, 2001, as detailed in Note 5 to the consolidated financial statements, we changed the accounting estimates related to our VHS and game rental libraries, including residual values and useful lives. As a result of the changes in estimates, cost of sales was $141.7 million higher for the year ended December 31, 2001 than it would have been under the previous method.

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

Revenues. Revenues increased $409.2 million, or 7.9% from 2001 to 2002 primarily as a result of growth in rental revenues and merchandise sales. The following is a summary of revenues by category:

	Year Ended December 31,
	2001		2002		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$4,314.7	83.7%	$4,460.4	80.1%	$145.7	3.4%
Merchandise sales	735.2	14.3%	1,019.7	18.3%	284.5	38.7%
Other revenues	106.8	2.0%	85.8	1.6%	(21.0)	(19.7)%

Total revenues	$5,156.7	100.0%	$5,565.9	100.0%	$409.2	7.9%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	0.9%	0.4%	3.3%
Merchandise sales	32.6%	39.7%	15.4%
Total revenues	5.1%	4.9%	6.0%

(1)	International same-store revenues do not include the impact of foreign exchange.

The increase in total revenues from 2001 to 2002 primarily was a result of an increase in worldwide same-store revenues of 5.1% and the net increase of 495 company-operated stores. The increase in worldwide same-store revenues reflects growth in both rental and retail same-store revenues both domestically and internationally. The increase in domestic same-store revenues was primarily due to an increase in same-store merchandise sales. The increase in same-store revenues from our international operations was primarily due to the impact of copy depth programs in key international markets and the growth of DVD revenues. The increases in same-store revenues were partially offset by a $21.0 million decrease in other revenues, primarily attributable to a decrease in revenues associated with our DIRECTV initiative, reflecting a decrease in system sales.

Rental Revenues.    In June 2002, we increased the initial rental period for movies and games other than certain newly released movies from five days to one week. In addition, during 2002, we began offering store-based subscription rental offers, or movie rental passes, in selected markets. Our Game Freedom Pass was launched for the first time in the second quarter of 2002 and was available through the summer. The rental passes allow customers to rent an unlimited number of items during the term of the pass, subject to a limit of the number of items that could be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement.

Rental revenues increased $145.7 million, or 3.4%, from 2001 to 2002 due to slight growth in movie rentals and strong results of game rentals during 2002. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2001		2002		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$3,057.8	70.9%	$2,190.1	49.1%	$(867.7)	(28.4)%
DVD rental revenues	799.1	18.5%	1,741.0	39.0%	941.9	117.9%

Total movie rental revenues	3,856.9	89.4%	3,931.1	88.1%	74.2	1.9%
Game rental revenues	457.8	10.6%	529.3	11.9%	71.5	15.6%

Total rental revenues	$4,314.7	100.0%	$4,460.4	100.0%	$145.7	3.4%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(0.9)%	(1.4)%	1.6%
Game rental revenues	12.7%	11.4%	22.4%
Total rental revenues	0.9%	0.4%	3.3%

(1)	International same-store revenues do not include the impact of foreign exchange.

The increase in rental revenues was primarily due to a net increase of 495 company-operated stores and an increase in worldwide same-store rental revenues of 0.9%. The increase in worldwide same-store rental revenues reflects growth in rental revenues both domestically and internationally. Our domestic operations represented 81.8% of our rental revenues during the year ended December 31, 2002, compared with 82.0% of our rental revenues for the year ended December 31, 2001.

The 0.9% increase in worldwide same-store rental revenues was primarily due to a 29.7% increase in same-store rental revenues from the eventual sale of previously rented product. This 29.7% increase was driven by an increase in sales of previously rented DVDs and games, which was partially offset by a decrease in sales of previously rented VHS tapes. Overall, the additional transactions from the sale of previously rented DVDs more than offset the decrease in transactions from the sale of previously rented VHS tapes. The increase in previously rented DVD sales reflects the continued growth of DVDs as a percentage of our product mix, in response to increased consumer demand. The increase in previously rented DVD sales as a percentage of our product mix has also led to an increase in our average price on our previously rented movie sales, as previously rented DVD sales have a higher price on average than previously rented VHS sales because of the popularity and durability of the format. The sale of previously rented product represents the culmination of the rental cycle and allows us to maximize the revenue and gross profit from our investment in rental library product. The increase in domestic same-store rental revenues also reflects a box office advantage between titles that became available during 2002 versus titles that became available during 2001.

Movie Rental Revenues. Movie rental revenues increased $74.2 million, or 1.9%, from 2001 to 2002. DVD rental revenues grew as a percent of total rental for the second year, comprising 39.0% of our rental business for 2002, while VHS rental revenues continued to decrease.

The increase in overall movie rental revenues was primarily due to a 33.1% increase in previously rented movie sales, which are included in rental revenues, which reflects (i) consumer interest in the value that we, unlike traditional retailers, can offer by selling previously rented movies; and (ii) our resulting ability to maximize the revenues and gross profit from our investment in rental library. The increase in previously rented product sales also reflects the additional flexibility that we have under our more recent purchase arrangements to sell product earlier, which has resulted in increased sales volume and pricing for previously rented product. This increase was driven by a 175.6% increase in revenues generated by sales of previously rented DVDs, which was partially offset by an 8.4% decrease in revenues resulting from sales of previously rented VHS tapes. The selling price for previously rented DVDs is higher on average than the selling price for previously rented VHS tapes. Therefore, the increase in previously rented DVD sales as a percentage of total previously rented movie sales also resulted in a higher average selling price on a combined DVD/VHS basis.

Game Rental Revenues. Game rental revenues increased $71.5 million, or 15.6%, from 2001 to 2002 primarily as a result of (i) the increased availability of game software; (ii) increasing penetration of the Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox hardware platforms; (iii) our games in-store re-merchandising; and (iv) our increased focus on marketing games, including the sales of the Game Freedom Pass, a store-based subscription game rental offer that we offered during the summer of 2002.

Merchandise Sales. Merchandise sales of $1,019.7 million in 2002 increased $284.5 million, or 38.7%, from $735.2 million in 2001. Following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2001		2002		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$167.9	22.9%	$128.8	12.6%	$(39.1)	(23.3)%
DVD sales	178.8	24.3%	370.4	36.3%	191.6	107.2%

Total movie sales	346.7	47.2%	499.2	48.9%	152.5	44.0%
Game sales	31.0	4.2%	164.7	16.2%	133.7	431.3%
General merchandise sales	357.5	48.6%	355.8	34.9%	(1.7)	(0.5)%

Total merchandise sales	$735.2	100.0%	$1,019.7	100.0%	$284.5	38.7%

As a percentage of total revenues, merchandise sales grew to 18.3% of total revenues for the year ended December 31, 2002, compared with 14.3% for the year ended December 31, 2001. The primary reasons for the increase in merchandise sales was a net increase of 495 company-operated stores and a 32.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales reflects strong growth both internationally and domestically, driven by increased demand of retail DVD and game sales.

Movie Sales. Movie sales increased $152.5 million, or 44.0%, from 2001 to 2002, primarily as the result of our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs, in 2002. As a result of this new focus, we expanded the selection in our stores for DVD. We also sought to take advantage of our ability to offer promotions that combine movie rentals with sales of popular retail titles, thereby providing an alternative to the offerings provided by a traditional retailer. This new focus led to an overall 31.4% increase in retail movie transactions in 2002 as compared with 2001. Additionally, the increase in DVD merchandise sales as a percentage of total movie merchandise sales led to a 5.9% increase in the average selling price of retail movies, as retail DVD sales have a higher average selling price than retail VHS sales.

Game Merchandise Sales. Game merchandise sales, including game hardware and software revenues, increased $133.7 million, or 431.3%, from 2001 to 2002. During 2002, we increased our focus on the sale of new games hardware and software to complement our rental offering and to accommodate increased demand for retail games. As a result of this new focus, we expanded the selection in our stores for games hardware and software. The increase in game merchandise sales was primarily due to the increased availability of game software and increasing penetration of the Sony PlayStation 2, Nintendo GameCube and Microsoft Xbox hardware platforms. These increases were driven by a 215.2% increase in retail game transactions and a 68.8% increase in retail games pricing, primarily due to the impacts of the increasing penetration of the game hardware platforms.

Cost of Sales. Cost of sales of $2,358.7 million in 2002 decreased $62.0 million from $2,420.7 million in 2001. The decrease in cost of sales is primarily the result of the change in accounting estimates and special item charges of $337.6 million recorded during 2001. These charges were offset by increased cost of sales primarily due to a shift in our product mix and the net increase of 495 company-operated stores. Cost of sales as a percentage of total revenues decreased to 42.4% in 2002 from 46.9% in 2001. The decrease in cost of sales as a percent of total revenues is primarily the result of the change in accounting estimates and special item charges recorded during 2001 and an increase in our rental gross margin for the year ended December 31, 2002, as compared with the year ended December 31, 2001. Rental gross margin increased primarily due to the following:

•	VHS rental revenues generated through revenue sharing programs decreased and we obtained more favorable terms on revenue sharing programs in 2002 than in 2001. VHS rental revenues generated through revenue sharing programs on average have a lower gross margin than VHS rental revenues generated through product acquired apart from such programs. Therefore, the decrease in VHS rental revenues generated through revenue sharing programs and the more favorable revenue sharing terms resulted in a higher gross margin percentage from overall VHS rental revenues.

•	VHS and DVD rental revenues generated through sell-through pricing arrangements continued to increase as a percentage of total rental revenues. VHS and DVD rental product purchased through sell-through pricing arrangements on average has a lower overall cost than other rental product, resulting in higher rental margins.

The increases in our movie rental gross margin were partially offset by a decrease in our game rental margin, primarily related to additional product purchased to support our Game Freedom Pass. These decreases in cost of sales as a percent of total revenues were offset by the following:

•	Merchandise sales increased as a percentage of total revenues. Merchandise sales inherently have a lower gross margin than rental revenues and correspondingly higher cost of sales as a percentage of revenues.

•	Our merchandise gross margin has declined as we have grown our merchandise sales. Our merchandise gross margin decreased from the prior year due to strong growth in new release DVD and game software and hardware sales, which on average have a lower gross margin than other merchandise sales, primarily due to the current competitive environment for these products. In addition, our merchandise margin decreased due to an increase in shrink in 2002 related to the increased demand for DVD product and with our increased presence as a video game retailer. DVD and video game products are more susceptible to shrink due to their portability and popularity.

Gross Profit. Gross profit of $3,207.2 million in 2002 increased $471.2 million from $2,736.0 million in 2001. The increase in gross profit is primarily the result of the change in accounting estimates and special item charges of $337.6 million recorded during 2001. In addition, gross profit was favorably impacted by the growth in revenues as discussed above. For 2002, gross profit as a percentage of total revenues increased to 57.6% from 53.1% in 2001. The increase in gross margin was due to the change in accounting estimates and special item charges recorded during 2001 and other changes to cost of sales as a percentage of revenues described above.

Operating Expenses. Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $2,870.1 million in 2002, a decrease of $85.5 million from $2,955.6 million in 2001. The decrease in operating expenses can be attributed to the discontinuation of $175.4 million in amortization in 2002 associated with the adoption of SFAS 142 and the impact of special item charges of $57.1 million in 2001. Total operating expenses decreased as a percentage of total revenues to 54.7% in 2002 from 57.3% in 2001. The change in total operating expenses includes the impact of the special item charges in 2001 and excludes the impact of discontinued amortization expense, as discussed above, and the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $2,636.3 million in 2002 increased $104.4 million, or 4.1%, from $2,531.9 million for the year ended December 31, 2001. Selling, general and administrative expense as a percentage of total revenues decreased to 47.4% in 2002 as compared with 49.1% in 2001. The changes from 2001 to 2002 reflect the special item charges of $54.5 million recorded during 2001 and the following other items:

•	Occupancy costs increased $65.5 million, primarily as a result of an increase in the number of company-operated stores and the recognition of an $18.7 million expense in the fourth quarter of 2002 to establish a reserve for guarantees of lease obligations associated with the sale of Blockbuster Music stores to Wherehouse Entertainment, Inc., in 1998, as Wherehouse filed for Chapter 11 bankruptcy protection in January of 2003.

•	Compensation expense increased $31.6 million, primarily related to additional personnel needed to support our store growth, which was partially offset by a reduction in our incentive compensation in 2002 and a $35.1 million special item charge recorded during 2001.

•	Selling and advertising expense increased $28.8 million, primarily due to our marketing efforts associated with key rental and retail promotions, offset by a $3.2 million special item charge recorded during 2001.

•	Other corporate and store expenses decreased $21.5 million, due primarily to a reduction in our bad debt expenses as a result of improved focus on bad debt collection and a $16.2 million special item charge recorded during 2001.

Depreciation Expense. Depreciation expense of $232.1 million in 2002 decreased $14.5 million, or 5.9%, as compared with $246.6 million in 2001. The decrease was primarily a result of $2.6 million of special item charges in 2001 and a lower depreciable asset base in 2002, as compared with 2001. Over the past year, the amount of capitalized assets becoming fully depreciated exceeded the amount of capital additions and approximately 80% of the capital expenditures during 2002 occurred during the third and fourth quarter of 2002.

Interest Expense. Interest expense of $49.5 million in 2002 decreased $28.7 million, or 36.7%, as compared with $78.2 million in 2001. The decrease in interest expense was primarily due to a reduction of $186.3 million in total debt, including capital lease obligations, since 2001 as our significant free cash flow was used to reduce debt. The decrease was also attributable to lower average interest rates.

Other Items, Net. Other items, net increased $8.1 million to income of $2.9 million in 2002 from a loss of $5.2 million in 2001. The primary reason for the increase was a write-off related to three investments in the fourth quarter of 2001 totaling $4.2 million and a foreign currency transaction gain in 2002 as, overall, the functional currencies in our international operations have strengthened versus the U.S. dollar, as compared with 2001, partially offset by a write down of an investment during 2002.

Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $103.0 million for the twelve months ended December 31, 2002, as compared with a benefit of $56.1 million for the twelve months ended December 31, 2001. The benefit for the twelve months ended December 31, 2001 included a benefit of $143.8 million related to the impacts of the change in accounting estimates for rental library and special item charges. The 2001 provision reflects the non-deductibility of goodwill amortization associated with Viacom’s acquisition of us in 1994. The tax matters agreement dated August 16, 1999 between us and Viacom requires us to surrender all or a portion of our United Kingdom tax loss carryovers generated by us to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance by $8.7 million as it was more likely than not that these tax loss carryovers would be utilized in the future. In 2001, we determined because of our continued and projected profitability in Mexico that our net operating losses generated in the past in Mexico would more likely than not be utilized. Accordingly, during the fourth quarter of 2001, we reduced the valuation allowance related to our net operating loss carryforwards attributed to Mexico by $10.6 million. The provision for income taxes increased primarily due to higher earnings before taxes for both foreign and domestic operations, which was partially offset as we reduced the valuation allowance related to net operating loss carryforwards attributed to the United Kingdom during the third quarter of 2002.

Cumulative Effect of Change in Accounting Principle, Net of Tax. As of January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill balance by $1.82 billion during the first quarter of 2002, which was reflected in the income statement as a cumulative effect of change in accounting principle, net of tax and does not affect operating income or cash flow.

Net Loss. The net loss of $1,627.6 million in 2002 represents an increase of net loss of $1,387.3 million from the net loss of $240.3 million in 2001. The increase in net loss was attributable to the cumulative effect of change in accounting principle discussed above, which was offset by the impacts of the change in accounting estimates for our rental library and special items charges in 2001. Income before the cumulative effect of change in accounting principle of $189.4 million in 2002 represents an increase in net income of $429.7 million from the net loss of $240.3 million in 2001. This increase in income before the cumulative effect of change in accounting principle, net of tax was due to the impacts of the change in accounting estimates for our rental library and special items charges in 2001 and changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations primarily from the rental and retail sale of movies and video games, and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under our credit facility. Our credit facility expires on July 1, 2004, and we expect to extend that facility or enter into a new bank credit facility prior to its expiration. In connection with our possible divestiture from Viacom and possible special dividend, we may seek to enter into a larger bank credit facility, issue public or private debt securities, or some combination of the foregoing, depending on our assessment of financial market conditions and the appropriate capital structure for our company.

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its approximately 81.5% interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. In the event of a split-off, we anticipate that the board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders, including Viacom. If this dividend were to be declared it could result in increased outstanding debt and increased interest expense going forward. However, we believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique strategic vision and significant avenues for expansion.

As described more fully in Notes 9 and 11 to the consolidated financial statements, at December 31, 2003 our contractual obligations, were as follows:

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$559.3	$856.8	$475.1	$646.5	$2,537.7
Capital lease obligations(1)	29.0	43.4	24.4	29.9	126.7
Purchase obligations(2)	486.6	68.4	26.1	43.3	624.4
Revenue sharing obligations(3)	51.1	—	—	—	51.1
Long-term debt	124.1	0.7	—	—	124.8
Wherehouse lease guaranty obligation(4)	7.9	—	—	—	7.9

Total Contractual Obligations	$1,258.0	$969.3	$525.6	$719.7	$3,472.6

(1)	Includes both principal and interest.
(2)	Purchase obligations include agreements to purchase goods or services as of December 31, 2003 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue sharing obligations, which are included on the “Revenue Sharing Obligations” above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheet and Note 7 to the Consolidated Financial Statements.
(3)	As of December 31, 2003 we were a party to revenue-sharing arrangements with various studios which expire between January 2004 and September 2005. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during 2003. For information on revenue sharing accruals as of December 31, 2003, see Note 7 to the Consolidated Financial Statements.
(4)	In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with our initial public offering, we entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which we agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of the U.S. bankruptcy law. Based on information regarding lease and guaranty expirations, we estimate that we are contingently liable for approximately $12.6 million as of December 31, 2003 and, of this amount, we have reserved $7.9 million as of December 31, 2003. We will continue to monitor these proceedings and make adjustments to our reserves as required by new information or changes to existing information.

Capital Structure

On June 21, 1999, we entered into a $1.9 billion unsecured credit agreement with a syndicate of banks. The credit agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the credit agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, we permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During 2003, we paid down $310.0 million under the term loan, leaving an outstanding balance of $100.0 million at December 31, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the credit agreement to $700.0 million.

During 2003, we borrowed and repaid $140.0 million under the long-term revolver. At December 31, 2003 the available borrowing capacity under the long-term revolver totaled $600.0 million.

Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at December 31, 2003 for borrowings under the credit agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2003).

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, we were in compliance with all covenants under the credit agreement. In the event that the Company issues a special dividend in connection with Viacom’s divestiture of Blockbuster, we would be required to seek approval of the dividend under the terms of our credit agreement.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the credit agreement, and thereby reduced our exposure to interest rate volatility. The swaps fixed $200.0 million of our outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. Our effective interest rate also included the LIBOR spread payable under our credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively, during 2003. The interest rate swaps qualified as fully effective cash-flow hedging instruments under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

Consolidated Cash Flows

Operating Activities. Net cash flow provided by operating activities decreased $35.1 million, or 2.4%, from $1,451.2 million for 2002 to $1,416.1 million for 2003. The decrease in operating cash flows was primarily driven by changes in working capital. Changes in working capital used $10.5 million during 2002 as compared with $45.2 million during 2003, primarily as a result of changes in accounts payable and merchandise inventories. During late 2002, in conjunction with our plans to enter the retail market we increased our levels of merchandise inventory and, as a result, increased our level of payables. Both merchandise inventories and accounts payable have decreased during 2003.

Investing Activities. Net cash flow used for investing activities decreased $293.1 million from $1,303.5 million for 2002 to $1,010.4 million for 2003. This decrease was primarily due to a $224.3 million decrease in cash used for rental library purchases and a $102.6 million decrease in the cash used for acquisitions. We used cash to purchase both GameStation, Inc. and the remaining interest in our joint venture stores in Italy during the fourth quarter of 2002. These decreases were offset by a $36.2 million increase in capital expenditures from 2002 to 2003. We expect to increase our capital expenditures over our current level during 2004 and 2005 to support various revenue and profitability growth initiatives, as well as systems and infrastructure improvements. We expect total capital expenditures for 2004 to range between $250.0 million and $280.0 million.

Financing Activities. Net cash flow used for financing activities increased $136.3 million from $199.2 million in 2002 to $335.5 million in 2003. This increase was primarily due to net repayments of long-term debt under our credit facility of $190.0 million for 2002, as compared with net repayments of $310.0 million for 2003.

Also contributing to the increase was a $21.2 million decrease in proceeds received from the exercise of stock options in 2003 compared with 2002.

Other Financial Measurements: Working Capital

At December 31, 2003, we had cash and cash equivalents of $233.4 million. Working capital, however, reflected a deficit of $367.5 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Availability of Foreign Net Operating Losses

As more fully discussed in Note 10 to the consolidated financial statements, we were required, if so requested by Viacom, to surrender certain tax losses of our United Kingdom subsidiaries for 1999 and earlier years to Viacom without any compensation. During the third quarter of 2002, Viacom notified us that the conditions pursuant to which Viacom would require us to surrender the losses were no longer applicable and, therefore, Viacom would not request us to surrender our United Kingdom tax loss carryovers. Accordingly, we reduced the valuation allowance by $8.7 million as it was more likely than not that these tax loss carryovers would be utilized by us in the future. At December 31, 2003, our tax effected foreign net operating loss tax assets are $29.2 million, of which $19.7 million is reserved.

Related Party Transactions

Effective with our initial public offering in 1999, we entered into a transition services agreement with Viacom whereby Viacom is providing us with accounting, management information systems, legal, financial, tax and other services. These services may change upon agreement between Viacom and us. The fee for these services approximates Viacom’s cost and could be subject to adjustment. We have agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $1.8 million for each of the years ended December 31, 2001, 2002 and 2003.

Viacom paid insurance premiums for a limited number of our property, life and directors’ and officers’ insurance policies for us. Insurance expense related to our reimbursements to Viacom for these policies was $2.6 million, $4.2 million, and $5.4 million for the years ended December 31, 2001, 2002 and 2003, respectively, and is reflected as a component of our total expense for worker’s compensation, property, general liability and group insurance policy expense within general and administrative expenses in the Consolidated Statements of Operations. In addition, Viacom paid audit fees on our behalf in 2001, 2002 and 2003 and began paying certain legal expenses on our behalf in 2003. Total expenses related to our reimbursement to Viacom for these amounts was $1.1 million for the years ended December 31, 2001 and 2002, respectively, and $5.7 million for the year ended December 31, 2003, and are reflected as a component of our general and administrative expenses in the Consolidated Statements of Operations. Other reimbursements between Blockbuster and Viacom were immaterial in nature.

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its approximately 81.5% interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. Should the divestiture be completed during 2004, we anticipate that the re-negotiation of services or contracts currently provided through Viacom will result in increased operating expenses.

Through the normal course of business, we are involved in transactions with companies owned by or affiliated with Viacom. We purchase certain VHS tapes and DVDs for rental and sale directly from Paramount Pictures Corporation and Showtime Networks, Inc., subsidiaries of Viacom. Total purchases from Paramount were $127.2 million, $139.5 million and $103.8 million for the years ended December 31, 2001, 2002 and 2003, respectively. Total purchases from Showtime were $4.1 million, $3.6 million and $2.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. We also purchased certain home video games from Midway Games, Inc., a related party of Viacom. Total amounts paid for purchases from Midway were $3.8 million, $12.2 million and $4.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

In addition, some of the studios allow us to direct a portion of their home video advertising expenditures. We received $8.8 million, $4.1 million and $2.2 million from Paramount in 2001, 2002 and 2003, respectively, related to this arrangement. During 2001 and 2002, these amounts were recorded as reductions to our advertising expenses as they reflect reimbursements of costs actually incurred. During 2003, these amounts were recognized as either a reduction of actual costs incurred or a reduction to cost of sales when the related product is sold pursuant to EITF 02-16. See Note 1 to the Consolidated Financial Statements.

We use a third-party agency to allocate our media placement and spending, based on specifications determined by us in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 2001, 2002 and 2003 about $75.9 million, $68.7 million and $17.6 million, respectively, of our aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates as a percent of our total advertising expenses were approximately 34%, 28% and 10% for 2001, 2002 and 2003, respectively.

In conjunction with the sale by Viacom of Blockbuster Music (“Music”) to Wherehouse Entertainment, Inc. (“Wherehouse”), we assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $8.6 million remained in current liabilities at December 31, 2003.

In March 2001, we entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of our outstanding floating rate debt under the Blockbuster Credit Agreement. These interest rate swaps expired during 2003. See the “Capital Structure” section above for further discussion on the interest rate swap.

We entered into a tax matters agreement with Viacom which provides that subsequent to the closing of our initial public offering on August 16, 1999 we will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, as long as Viacom’s ownership is at least 80% of the total voting power of the stock, and 80% of the total value of the stock. As of December 31, 2003 Viacom’s owned common stock represented 81.5% of our equity value and 95.6% of the combined voting power of our outstanding common stock. The agreement requires us to make payments to Viacom equal to the amount of the income taxes which would be paid by us, subject to certain adjustments, if we had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which we are included in the Viacom group. The current income tax liabilities for the periods presented prior to our offering were paid by Viacom. Any tax losses we generated have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in Viacom’s net equity investment in the Consolidated Balance Sheets. The agreement also specifies that Viacom will indemnify us against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, we became solely responsible for all tax adjustments to our federal and state returns. Additionally, all periods subsequent to August 1999 are open for audit. Currently, the Internal Revenue Service is in the process of completing audits for the tax years ending December 31, 1997 through May 4, 2000.

With respect to tax attributes such as net operating losses, tax credits and capital losses, we will have the right of reimbursement or offset, which is determined based on the extent such tax attributes could be utilized by us if not in the Viacom group. Included in the “Receivable from Viacom” balance in the accompanying Consolidated Balance Sheets are income tax receivables of $23.0 million and $7.9 million as of December 31, 2002 and 2003, respectively. The right to reimbursement or offset will arise regardless of whether we are a member of the Viacom group at the time the attributes could have been used by us.

All other transactions with companies owned or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

General Economic Trends, Quarterly Results of Operations and Seasonality

We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Cautionary Statements.” The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Total outstanding borrowings under our credit agreement at December 31, 2003 were $100.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at December 31, 2003 for these borrowings, was 2.4%. We are primarily vulnerable to changes in LIBOR; however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not have a material impact on our interest expense.

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

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenue and operating income would have decreased by $140.8 million and $5.3 million, respectively, if foreign exchange rates in 2003 were consistent with 2002.

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

Our Euro transition was complete during 2002 and our transition to the Euro currency has not had a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had a material effect on our financial condition or results of operations.

Our operations outside the United States constituted approximately 20%, 21% and 26% of our total revenues in 2001, 2002 and 2003, respectively. Our operations in Europe constituted approximately 10%, 12% and 16% of our total revenues in 2001, 2002 and 2003, respectively. The majority of the European revenues are from Great Britain, which has not adopted the Euro.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revised interpretation (“FIN 46-R”). The provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 for all entities created after January 31, 2003 and the provisions of FIN 46-R must be adopted for the first interim or annual period ending after March 15, 2004 for all entities. While we do not have any equity investment in any of our franchisees, FIN 46 and FIN 46-R introduce new accounting concepts surrounding variable interests, expected losses, expected residual returns and subordinated financial support. We have adopted the provisions of FIN 46 for entities created after January 31, 2003 with no resulting impact to our results of operations or financial position. We are currently evaluating the impact of FIN 46-R with respect to certain of our franchisee entities and have not determined the impact, if any, that FIN 46-R may have on our consolidated financial position or results of operations or cash flows.

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

MANAGEMENT’S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING

Management has prepared and is responsible for the consolidated financial statements and related notes of Blockbuster Inc. They have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management. All financial information is this Annual Report on Form 10-K is consistent with the consolidated financial statements.

The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal audit function, which evaluates and reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

Blockbuster Inc.’s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, who have expressed their opinion with respect to the presentation of these statements.

The Audit Committee of the Board of Directors, which is comprised solely of independent directors within the meaning of the NYSE rules, meets periodically with the independent auditors, with our internal auditors, with our general counsel, as well as with management, to review accounting, auditing, internal accounting controls and financial reporting matters. The Audit Committee is also responsible for retaining the independent accounting firm for the coming year, subject to stockholder approval. The independent auditors, the internal auditors and the general counsel have full and free access to the Audit Committee with and without management’s presence.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO
John F. Antioco
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ LARRY J. ZINE
Larry J. Zine
Executive Vice President, Chief Financial Officer and Chief Administrative Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Blockbuster Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Blockbuster Inc. (the “Company”) at December 31, 2002 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and changed the manner in which it accounts for goodwill and other intangible assets.

PricewaterhouseCoopers LLP
Dallas, Texas

February 9, 2004, except as to the 6th, 7th,

8th, and 10th paragraphs of Note 11 which are

as of March 1, 2004

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Rental revenues	$4,314.7	$4,460.4	$4,533.5
Merchandise sales	735.2	1,019.7	1,281.6
Other revenues	106.8	85.8	96.6

	5,156.7	5,565.9	5,911.7

Cost of sales:
Cost of rental revenues	1,824.5	1,513.8	1,362.1
Cost of merchandise sold	596.2	844.9	1,027.7

	2,420.7	2,358.7	2,389.8

Gross profit	2,736.0	3,207.2	3,521.9

Operating expenses:
General and administrative	2,311.5	2,387.1	2,624.9
Advertising	220.4	249.2	179.4
Depreciation	246.6	232.1	255.5
Impairment of goodwill and other long-lived assets	—	—	1,304.9
Amortization of intangibles	177.1	1.7	2.4

	2,955.6	2,870.1	4,367.1

Operating income (loss)	(219.6)	337.1	(845.2)
Interest expense	(78.2)	(49.5)	(33.1)
Interest income	6.1	4.1	3.1
Other items, net	(5.2)	2.9	(0.4)

Income (loss) before income taxes	(296.9)	294.6	(875.6)
Benefit (provision) for income taxes	56.1	(103.0)	(103.2)
Equity in income (loss) of affiliated companies, net of tax	0.5	(2.2)	(0.7)

Income (loss) before cumulative effect of change in accounting principle	(240.3)	189.4	(979.5)
Cumulative effect of change in accounting principle, net of tax	—	(1,817.0)	(4.4)

Net loss	$(240.3)	$(1,627.6)	$(983.9)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.37)	$1.06	$(5.44)

Diluted	$(1.37)	$1.04	$(5.44)

Cumulative effect of change in accounting principle per share:
Basic	$—	$(10.17)	$(0.02)

Diluted	$—	$(10.01)	$(0.02)

Net loss per share:
Basic	$(1.37)	$(9.11)	$(5.46)

Diluted	$(1.37)	$(8.96)	$(5.46)

Weighted average shares outstanding:
Basic	175.6	178.6	180.1

Diluted	175.6	181.6	180.1

Cash dividends per common share	$0.08	$0.08	$0.08

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$152.5	$233.4
Receivables, less allowances of $7.4 and $13.0 for 2002 and 2003, respectively	184.8	183.7
Merchandise inventories	452.1	415.1
Prepaid rent	50.3	—
Other prepaid assets and other current assets	119.2	128.1

Total current assets	958.9	960.3
Rental library	423.1	354.4
Receivable from Viacom	23.0	7.9
Property and equipment, net	874.9	815.8
Intangibles, net	27.4	34.4
Goodwill	3,883.5	2,627.7
Other assets	53.0	54.4

	$6,243.8	$4,854.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757.0	$565.1
Accrued expenses	582.6	614.6
Current portion of long-term debt	109.8	124.1
Current portion of capital lease obligations	23.0	20.7
Deferred taxes	5.2	3.3

Total current liabilities	1,477.6	1,327.8
Long-term debt, less current portion	328.9	0.7
Capital lease obligations, less current portion	79.8	74.4
Deferred taxes	116.0	48.0
Other liabilities	74.5	154.7

	2,076.8	1,605.6

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 35.6 and 36.9 shares issued and outstanding for 2002 and 2003, respectively	0.4	0.4
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,220.8	6,227.3
Retained deficit	(1,954.7)	(2,938.6)
Accumulated other comprehensive loss	(100.9)	(41.2)

Total stockholders’ equity	4,167.0	3,249.3

	$6,243.8	$4,854.9

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2001		2002		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	31.0	$0.3	32.8	$0.3	35.6	$0.4
Exercise of stock options	1.8	—	2.8	0.1	1.3	—

Balance, end of year	32.8	$0.3	35.6	$0.4	36.9	$0.4

Class B common stock:
Balance, beginning and end of year	144.0	$1.4	144.0	$1.4	144.0	$1.4

Additional paid-in capital:
Balance, beginning of year		$6,166.4		$6,181.1		$6,220.8
Issuance of class A common stock		0.1		0.1		0.1
Exercise of stock options		28.6		53.9		20.8
Cash dividends		(14.0)		(14.3)		(14.4)

Balance, end of year		$6,181.1		$6,220.8		$6,227.3

Accumulated other comprehensive loss:
Balance, beginning of year		$(72.9)		$(107.0)		$(100.9)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		(8.3)		2.0		6.3
Foreign currency translation		(25.8)		4.1		53.4

Balance, end of year		$(107.0)		$(100.9)		$(41.2)

Retained deficit:
Balance, beginning of year		$(86.8)		$(327.1)		$(1,954.7)
Net loss		(240.3)		(1,627.6)		(983.9)

Balance, end of year		$(327.1)		$(1,954.7)		$(2,938.6)

Total stockholders’ equity		$5,748.7		$4,167.0		$3,249.3

Comprehensive loss:
Net loss		$(240.3)		$(1,627.6)		$(983.9)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		(8.3)		2.0		6.3
Foreign currency translation		(25.8)		4.1		53.4

Total comprehensive loss		$(274.4)		$(1,621.5)		$(924.2)

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(240.3)	$(1,627.6)	$(983.9)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	421.1	233.8	257.9
Impairment of goodwill and other long-lived assets	—	—	1,304.9
Rental amortization	878.3	1,024.3	954.8
Non-cash portion of special item charges and change in accounting estimates	345.4	—	—
Cumulative effect of change in accounting principle, net of tax	—	1,817.0	4.4
Deferred taxes	(107.8)	11.8	(78.2)
Other	3.3	2.4	1.4
Change in operating assets and liabilities:
(Increase) decrease in receivables	34.5	(27.8)	5.9
Decrease in receivable from Viacom	40.4	82.9	17.8
(Increase) decrease in merchandise inventories	24.7	(221.8)	55.1
Increase in prepaid and other assets	(17.4)	(38.7)	(4.8)
Increase (decrease) in accounts payable	(58.8)	187.6	(221.9)
Increase in accrued expenses and other liabilities	71.7	7.3	102.7

Net cash flow provided by operating activities	1,395.1	1,451.2	1,416.1

Cash flows from investing activities:
Rental library purchases	(859.4)	(1,060.9)	(836.6)
Capital expenditures	(93.3)	(140.6)	(176.8)
Cash used for acquisitions	—	(106.0)	(3.4)
Proceeds from notes receivable	8.1	3.6	3.3
Other investing activities	(0.6)	0.4	3.1

Net cash flow used for investing activities	(945.2)	(1,303.5)	(1,010.4)

Cash flows from financing activities:
Proceeds from credit agreement	115.0	170.0	140.0
Repayments on credit agreement	(537.0)	(360.0)	(450.0)
Net borrowings from lines of credit	—	(1.4)	(1.9)
Repayments on other notes	(8.8)	(8.7)	(3.9)
Net proceeds from the exercise of stock options	28.6	39.3	18.1
Cash dividends	(14.0)	(14.3)	(14.4)
Capital lease payments	(25.0)	(24.1)	(23.4)

Net cash flow used for financing activities	(441.2)	(199.2)	(335.5)

Effect of exchange rate changes on cash	(2.7)	3.8	10.7

Net increase (decrease) in cash and cash equivalents	6.0	(47.7)	80.9
Cash and cash equivalents at beginning of year	194.2	200.2	152.5

Cash and cash equivalents at end of year	$200.2	$152.5	$233.4

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for rental and sale and also sells other entertainment-related merchandise.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, income taxes, impairment of its long-lived assets, including goodwill, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and investments of more than 50.0% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20.0% but less than or equal to 50.0% are accounted for using the equity method. Investments of 20.0% or less are accounted for using the cost method. All significant intercompany transactions have been eliminated. Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) was effective for all enterprises with variable interest entities created after January 31, 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term (original maturity of three months or less) highly liquid investments.

Merchandise Inventories

Merchandise inventories consist primarily of pre-recorded retail inventory, including VHS tapes and DVDs, video games, licensed merchandise, DVD and game hardware, and confectionery items and are stated at the lower of cost or market. The Company includes an allocation of costs incurred in its distribution center to prepare products for its stores in the cost of its merchandise inventory. Merchandise inventory costs are determined using the weighted average method, the use of which approximates the first-in, first-out basis. The Company accrues

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

for shrink based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. From time to time, Blockbuster receives rebates and/or slotting fees related to certain products. Rebates primarily relate to volume rebates and are recognized as a reduction in the cost of the related inventory. Slotting fees represent payments from vendors for placement of product in preferred areas within stores for a contractual period of time. Prior to January 1, 2003, the Company recognized these payments as a reduction of cost of sales over the related contractual period.

In November of 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), which addresses the accounting for cash consideration given to a reseller of a vendor’s products from the vendor. The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. Upon adopting EITF 02-16 in January 2003, the Company prospectively modified its accounting policy surrounding these arrangements to conform to the guidance outlined in EITF 02-16. For all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product. This change in policy results in a reclassification of certain vendor funds between advertising expense, costs of sales, inventory and rental library. This reclassification decreased cost of sales for the year ended December 31, 2003 by $11.3 million and increased net advertising expenses by $12.8 million. In addition, $1.5 million of the consideration was recorded as a reduction to inventory and rental library at December 31, 2003. Prior periods have not been restated.

Rental Library

Beginning July 1, 2001, the cost of non-base stock (or “new release”) VHS tapes is amortized on an accelerated basis over three months to an estimated $2 residual value. The cost of base stock (or “catalog”) VHS tapes is amortized on an accelerated basis over three months and then on a straight-line basis over six months to an estimated $2 residual value. The cost of a non-base stock DVD is amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs is amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively. Adjustments to the value of previously rented product are recorded primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.

Prior to July 1, 2001, the cost of new release or non-base stock VHS tapes was amortized on an accelerated basis over three months to an estimated $4 residual value. The cost of base stock VHS tapes, defined as catalog product, was amortized on an accelerated basis over three months and then on a straight-line basis over thirty-three months to an estimated $4 residual value. The cost of new release, or non-base stock DVDs, was amortized on an accelerated basis over six months to an estimated $4 residual value. The cost of video games and base stock DVDs was amortized on an accelerated basis over a twelve-month period to an estimated $10 and $4 residual value, respectively.

The impact of the changes in accounting estimates for the rental library in 2001 is discussed in Note 5.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The costs of rental product purchased pursuant to revenue sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. The up-front costs are amortized on an accelerated basis and revenue sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building	19 to 31.5 years
Building improvements	10 years
Leasehold improvements	4 to 10 years
Equipment and other	3 to 10 years
Furniture and fixtures	3 to 10 years

Balances of major classes of assets and accumulated depreciation are as follows:

	At December 31,
	2002	2003
Land, building and building improvements	$35.3	$31.2
Leasehold improvements	882.7	970.6
Equipment and other	644.4	706.3
Furniture and fixtures	392.4	461.2
Buildings under capital leases	200.4	190.9

Total	2,155.2	2,360.2
Accumulated depreciation	(1,280.3)	(1,544.4)

Property and equipment, net	$874.9	$815.8

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense related to capital leases was $25.6 million, $23.8 million and $23.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Sales of store assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. The Company did not recognize any material gains or losses from such sales in 2001, 2002 or 2003. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs.

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability, adjusted for the 2003 allocation of total retirement cost expense, offset by the settlement of asset retirement obligations, of $10.1 million is included in other long-term liabilities and capitalized retirement costs of $2.2 million is included in property and equipment in the Company’s consolidated balance sheet as of December 31, 2003.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the year ended December 31, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in 2001, 2002 or 2003 were not material to net income or EPS.

Store Closures

Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Goodwill and Intangible Assets

Through December 31, 2001, Blockbuster’s goodwill and intangible assets are stated at historical cost less accumulated amortization. Blockbuster amortized goodwill on a straight-line basis over the estimated useful life of the goodwill, not exceeding 40 years; and for identifiable intangibles, over the estimated life of the asset, not exceeding 20 years. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and are also reviewed for impairment.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount (an “interim impairment test”). In addition, SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test, as opposed to the enterprise-wide undiscounted cash flow approach used by the Company to evaluate

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

impairment under the previous accounting standard. The first step of the test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, the estimated fair value of the Company is allocated to the estimated fair value of its existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating earnings.

See Note 3 below for a discussion of impairment charges.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. Impairment review of long-lived assets associated with the Company’s stores is performed domestically on a market-by-market basis and internationally on a country-by-country basis.

See Note 3 below for a discussion of impairment charges.

Fair Value of Financial Instruments

At December 31, 2002 and 2003, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest. During 2002 and 2003, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2002 or 2003, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 2001, 2002 and 2003. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of VHS tapes, DVDs and video games and from any eventual sale of previously rented VHS tapes, DVDs and video games. Revenues generated from rental transactions include revenue received in connection with the initial rental of the product, as well as revenues associated with any continuations of such rentals past

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

the initial rental period, as contemplated by the Company’s membership agreement. Under the Company’s convenience policy a customer pays for the initial rental at the time the product is rented and agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer elects to keep rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is purchased under the terms of the membership agreement or is returned.

The Company offers various rental passes, which allow customers to rent an unlimited number of specified items during the term of the pass, subject to a limit of the number of items that could be taken at one time. Items can be returned at any time during the term of the pass. The Company recognizes the rental revenues for these passes over the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under Blockbuster’s standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of Blockbuster’s membership agreement.

Merchandise sales include the sales of new movies, game software and movie or game related products, including confections. In addition, Blockbuster purchases used movies and game software from its customers in exchange for merchandise credit, discounts on other products and, in some stores, cash (“trading”). The sale of traded products are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products sold by the Company, sales returns and allowances are minimal.

Blockbuster has agreements with certain companies that allow these companies to purchase free rental cards from Blockbuster, which can then be awarded at their discretion. Blockbuster defers revenue for the estimated number of free rental cards that will ultimately be redeemed and recognizes the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards at any Blockbuster store.

Blockbuster’s premium membership program is designed to enhance customer loyalty by encouraging customers to rent movies only from Blockbuster. For an annual fee, a customer can join the BLOCKBUSTER REWARDS® program and earn free movie or video game rentals. The fee, less direct costs, is recognized ratably as revenue over the membership period.

From time to time, the Company sells multiple goods and or services as a bundled package. The Company allocates revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognizes revenue upon delivery or consummation of the separable earnings process attributable to each element.

Franchise Fees

The Company executes franchise agreements covering retail locations, which provide the terms of the arrangement with the franchisee. The franchise agreements generally require an initial fee, an area development fee for each store opened and continuing fees based upon a percentage of sales which are negotiated with each franchisee.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Company recognizes initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed. Area development fees are deferred when received and recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed. Continuing fees based upon a percentage of sales are recognized when earned. These amounts are included in “Other revenues” on the Consolidated Statements of Operations.

Direct costs of sales and servicing of franchise agreements are charged to the applicable expense category as incurred.

Advertising Expenses

Advertising costs are expensed the first time the advertising takes place. Media (television and print) placement costs are expensed in the month the advertising appears.

During 2003, the Company modified its accounting policies surrounding cooperative advertising programs to conform to the guidance provided by EITF 02-16. EITF 02-16 required companies to record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs entered into or modified during 2003 as a reduction of the cost of inventory and rental library rather than as an offset of advertising costs. See additional discussion in “Merchandise Inventories” above.

Refranchising Gains (Losses)

Refranchising gains (losses) include gains or losses on sales of company-operated stores to franchisees. The Company includes direct administrative costs of refranchising in the gain or loss calculation. Gains (losses) are recognized on store refranchising as a component of general and administrative expense. Gains are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and when the Company is satisfied that the franchisee can meet its current obligations. There were no material refranchising gains or losses recognized during 2001, 2002 or 2003.

Income Taxes

Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed conversion of convertible securities and exercise of Blockbuster stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 15.4 million, 16.5 million and 17.8 million shares of Class A common stock were outstanding as of December 31, 2001, 2002 and 2003, respectively. Because their inclusion would be anti-dilutive, 15.4 million, 0.8 million and 17.8 million options for the years ended December 31, 2001, 2002 and 2003, respectively, were

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

excluded from the computation of the weighted average shares for diluted EPS. The table below presents a reconciliation of weighted average shares, in millions, used in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2001	2002	2003
Weighted average shares for basic EPS	175.6	178.6	180.1
Incremental shares for stock options	—	3.0	—

Weighted average shares for diluted EPS	175.6	181.6	180.1

Stock Option Plans

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB 25, Accounting for Stock Issued to Employees and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom issue options at exercise prices equal to the market value at date of grant.

The following table shows Blockbuster’s net loss for the years ended December 31, 2001, 2002 and 2003, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123 (these pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years):

	2001	2002	2003
Pro forma net loss:
Reported net loss	$(240.3)	$(1,627.6)	$(983.9)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(18.7)	(22.2)	(22.2)

Pro forma net loss	$(259.0)	$(1,649.8)	$(1,006.1)

Net loss per share:
Basic	$(1.37)	$(9.11)	$(5.46)

Basic—pro forma	$(1.47)	$(9.24)	$(5.59)

Diluted	$(1.37)	$(8.96)	$(5.46)

Diluted—pro forma	$(1.47)	$(9.08)	$(5.59)

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net loss, such as foreign currency translation gains. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive income (loss) impacting the Company.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revised interpretation (“FIN 46-R”). The provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 for all entities created after January 31, 2003 and the provisions of FIN 46-R must be adopted for the first interim or annual period ending after March 15, 2004 for all entities. While Blockbuster does not have any equity investment in any of its franchisees, FIN 46 and FIN 46-R introduce new accounting concepts surrounding variable interests, expected losses, expected residual returns and subordinated financial support. The Company adopted the provisions of FIN 46 for entities created after January 31, 2003 with no resulting impact to its results of operations or financial position. The Company is currently evaluating the impact of FIN 46-R with respect to certain of its franchisee entities and has not determined the impact, if any, that FIN 46-R may have on its consolidated financial position, results of operations or cash flows.

Note 2—Subsequent Event

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its approximately 81.5% interest in Blockbuster. Viacom also announced that it anticipates that the divestiture will be achieved through a tax-free split-off, but that it will also continue to consider other alternatives. This transaction is subject to approval by the Viacom board of directors and an assessment of market conditions. In the event of a split-off, the Company anticipates that the board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders including Viacom.

Note 3—Impairment of Goodwill and Other Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS 142. The initial adoption of SFAS 142 required the Company to perform a two-step fair value based goodwill impairment test. Prior to adoption of SFAS 142, the Company tested impairment of goodwill on an enterprise-wide basis by comparing undiscounted cash flows to the carrying value of the goodwill. As a result of the required change in methodology used to evaluate the Company’s goodwill for impairment and performing the two-step test required by SFAS 142, the Company determined that its goodwill balance for the domestic reporting unit was impaired, resulting in a charge of $1.82 billion during the first quarter of 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, in the Company’s consolidated statements of operations for the year ended December 31, 2002.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table provides a reconciliation of reported net loss to net loss that would have been reported had SFAS 142 been applied as of January 1, 2001, for the year ended December 31:

	2001	2002	2003
Reported net loss	$(240.3)	$(1,627.6)	$(983.9)
Add goodwill amortization, net of tax	166.6	—	—

Adjusted net loss	$(73.7)	$(1,627.6)	$(983.9)

Basic earnings per share:
Reported net loss per share	$(1.37)	$(9.11)	$(5.46)
Add goodwill amortization, net of tax per share	0.95	—	—

Adjusted net loss per share	$(0.42)	$(9.11)	$(5.46)

Diluted earnings per share:
Reported net loss per share	$(1.37)	$(8.96)	$(5.46)
Add goodwill amortization, net of tax per share	0.95	—	—

Adjusted net loss per share	$(0.42)	$(8.96)	$(5.46)

Subsequently, the Company performed its annual impairment test on October 31, 2002, which resulted in the estimated fair values of each of its reporting units exceeding their book values.

In mid-December of 2002, the Company issued a press release stating that it would have lower than anticipated earnings for the quarter and the year due to softness in sales during the holiday season resulting from unanticipated competitive factors. In addition, the Company indicated that it had incurred higher rental product purchases and advertising expenditures associated with planned revenues which did not fully materialize. As a result of this information, the Company’s stock price declined sharply. Management believes these events were indicators or factors that would require a company to perform an interim impairment test in accordance with SFAS 142. As a result, the Company performed an interim impairment test on its domestic and international goodwill balances as of December 31, 2002. This test resulted in estimated fair values of each of the Company’s reporting units in excess of their net book values. As a result, the Company did not have any additional impairment under the provisions of SFAS 142 for 2002.

In completing the analysis of the fair value of Blockbuster during the fourth quarter of 2003, several events converged which led the Company to conclude that the business had incremental risks that were required to be included in the evaluation of goodwill under SFAS 142. These events included the Company’s performance during the holiday selling season, which indicated that same-store revenues for the Company’s core rental business would be more unfavorable than previously anticipated. Management believes that these changes were caused by increased competition from retail DVD and discounted retail DVD pricing by mass merchants. These trends also indicated that the strength of rental revenues in the fourth quarter had been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additional risks included implementation risks associated with the Company’s new initiatives and risks associated with certain of the Company’s international operations, such as increased competition, two-tiered pricing and piracy. All of these factors adversely affected Viacom’s negotiations with third parties regarding their possible disposal of their investment in the Company. All of this information was considered in finalizing the Company’s estimate of fair value for its reporting units as of December 31, 2003. Accordingly, management determined that the goodwill

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

balance was impaired and recorded an impairment charge for both the domestic and international reporting units during the fourth quarter of 2003 totaling $1.29 billion. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003.

The Company will perform its annual impairment test for 2004 during the fourth quarter, and on an interim date in 2004 should factors or indicators become apparent that would require an interim test. A significant downward revision in the present value of estimated future cash flows or a fair value below book value at the date of the Company’s divestiture from Viacom, could result in a material impairment of goodwill under SFAS 142.

In conjunction with the changes in revenue and risk assessments discussed above, during the fourth quarter of 2003, the Company reviewed its long-lived assets for impairment in conjunction with SFAS 144. As a result, the Company determined that the carrying value of certain fixed assets in four international markets exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, the Company recorded an impairment charge of approximately $18.5 million. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003.

Note 4—Goodwill and Other Intangible Assets

The following table summarizes changes in the Company’s goodwill during:

	2002	2003
Balance as of January 1	$5,614.1	$3,883.5
Impairments	(1,817.0)	(1,286.4)
Acquisitions and other purchase price adjustments	75.8	6.9
Foreign currency translation adjustment	10.6	23.7

Balance as of December 31	$3,883.5	$2,627.7

Intangible assets at December 31, 2003 included intangible assets subject to amortization and intangible assets with indefinite lives, which are not amortized. Intangible assets subject to amortization at December 31, 2003 consisted of reacquired franchise rights that are amortized on a straight-line basis over three to 20 years and selected tradenames which are amortized on a straight-line basis over five to 20 years. Amortization expense for the year ended December 31, 2002 and 2003 was $1.7 million and $2.4 million, respectively. Based on the current amount of intangible assets subject to amortization, the amortization expense for the years ended December 31, 2004 through December 31, 2007 is estimated to be approximately $2.2 million per year. Amortization expense for the year ended December 31, 2008 is estimated to be $1.8 million. As acquisitions and dispositions occur in the future, these amounts may vary.

Following are the Company’s intangible assets at December 31:

	2002	2003
Gross value of intangible assets subject to amortization	$29.0	$36.8
Accumulated amortization	(1.6)	(4.0)

Intangible assets subject to amortization, net	27.4	32.8

Intangible assets with indefinite lives and not amortized	—	1.6

Total intangible assets, net	$27.4	$34.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 5—2001 Special Item Charges and Change in Accounting Estimates for Rental Library

During the third quarter of 2001, Blockbuster began implementation of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings, which it completed by December 31, 2001. The Company initiated this plan with the goal of optimizing its stores’ revenues and gross profit based on an evaluation of the Company’s product mix and product offerings. This evaluation also included analyses of industry trends and projections, such as the accelerated consumer acceptance of the DVD format. Based on the Company’s evaluation, and in connection with the resulting plan, the Company disposed of approximately 30% of its VHS rental library in its stores, certain VHS merchandise inventory primarily located in its distribution center, and certain games from its rental library in its stores. These activities resulted in non-cash charges of $184.1 million to cost of rental revenues and $11.8 million to cost of merchandise sold recorded in 2001, which reflected the net book value of the disposed library and inventory items, net of proceeds. The Company also recorded a charge of $26.9 million in incremental selling, general and administrative expenses during 2001, primarily related to (i) labor incurred during 2001 to execute the plan, (ii) supply and disposal costs incurred to execute the plan and (iii) severance for certain employees terminated as a result of a reorganization of the Company’s marketing and new media operations. During 2002, the Company reduced its estimate of severance charges by $2.5 million. As of December 31, 2003, $0.5 million remained as an accrual for severance related to this special item charge. Additionally, during 2001, the Company recorded charges of $2.6 million and $1.9 million ($1.1 million, net of tax) in depreciation expense for the write-off of fixed assets and equity in income (loss) of affiliated companies for the adoption of a similar re-merchandising plan at one of the Company’s joint venture operations, respectively, related to the plan.

Also during 2001, in connection with the strategic re-merchandising plan discussed above, and as discussed in Note 1, Blockbuster re-evaluated and changed the accounting estimates related to its rental library, including residual values and useful lives. These changes in estimates reflected the impact of changes in the Company’s rental business, such as an increase in DVD rental revenues, a decrease in VHS rental revenues and trends affecting games, which led to a reduction in the average selling value of the Company’s previously rented VHS and game products and a reduction in the average life of VHS rental products. As a result of these changes in estimates, cost of rental revenues was $141.7 million higher, net loss was $90.1 million higher and net loss per share was $0.51 higher for the year ended December 31, 2001.

Note 6—Stock and Stock Option Plans

The Company has one class of preferred stock and two classes of common stock. There are currently no shares of the Company’s preferred stock issued or outstanding. Class A common stock, which is currently owned by a combination of Viacom and other stockholders, entitles the holder to one vote per share and has a par value $0.01 per share. Class B common stock, which is currently held by Viacom, entitles the holder to five votes per share and also has a par value of $0.01 per share.

On July 15, 1999, Blockbuster’s Board of Directors adopted the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (the “Plan”) for the benefit of its employees and directors. An aggregate of 25.0 million shares of class A common stock was reserved for issuance under the Plan, which provides for the issuance of stock-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights, restricted shares of class A common stock, restricted share units and phantom shares. The purpose of the Plan is to benefit and advance the interests of Blockbuster by rewarding certain key employees and non-employee directors for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. Outstanding stock options granted in 1999

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted subsequent to 1999 generally vest over a four-year period from the date of grant and generally expire ten years after the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected dividend yield (a)	0.3%	0.4%	0.5%
Expected stock price volatility	52.0%	60.0%	60.0%
Risk-free interest rate	5.0%	4.4%	3.9%
Expected life of options (years)	7.0	7.0	7.0

(a)	Management’s current intention is to pay dividends of $0.02 per share each quarter on both class A common stock and class B common stock.

The weighted-average fair value of each option as of the grant date was $10.00, $12.13 and $9.44 in 2001, 2002 and 2003, respectively.

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plan:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2000	13,695,541	$13.72
Granted	5,274,808	17.43
Exercised	(1,833,057)	14.18
Cancelled	(1,725,648)	14.07

Balance at December 31, 2001	15,411,644	$14.90
Granted	5,135,379	19.81
Exercised	(2,790,719)	14.06
Cancelled	(1,208,050)	15.39

Balance at December 31, 2002	16,548,254	$16.53
Granted	4,122,840	15.69
Exercised	(1,260,297)	14.34
Cancelled	(1,563,288)	16.74

Balance at December 31, 2003	17,847,509	$16.47

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes information concerning currently outstanding and exercisable Blockbuster stock options issued to Blockbuster employees and directors at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$11.00 to 14.99	2,261,183	6.8	$11.25	1,319,918	$11.04
15.00 to 19.99	14,761,126	7.8	16.79	4,553,906	15.90
20.00 to 24.99	425,200	8.4	23.79	112,600	23.81
25.00 to 29.99	400,000	8.2	26.47	100,000	26.47

	17,847,509			6,086,424

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected dividend yield (b)	—	—	—
Expected stock price volatility	33.7%	36.9%	39.6%
Risk-free interest rate	5.0%	4.9%	3.6%
Expected life of options (years)	6.1	6.7	6.7

(b)	Viacom declared cash dividends on its common stock during the third and fourth quarters of 2003, however, this was subsequent to the grant of options to the Company’s employees, which occurred in January 2003 and, therefore, was not considered in the valuation of stock options. Viacom did not declare any cash dividends on common stock for 2001 or 2002.

The weighted-average fair value of each option as of the grant date was $23.71, $18.62 and $18.32 in 2001, 2002 and 2003, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2000	1,945,234	$19.24
Granted	755,000	44.71
Exercised	(223,331)	16.61
Cancelled	(142,514)	28.34

Balance at December 31, 2001	2,334,389	$27.17
Granted	135,000	39.50
Exercised	(502,583)	16.29
Cancelled	(61,122)	35.25

Balance at December 31, 2002	1,905,684	$30.66
Granted	140,000	39.33
Exercised	(331,176)	17.92
Cancelled	(20,252)	25.05

Balance at December 31, 2003	1,694,256	$33.93

The following table summarizes information concerning currently outstanding and exercisable Viacom stock options held by Blockbuster employees at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Price	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$10.00 to 14.99	15,000	3.6	$14.94	15,000	$14.94
15.00 to 19.99	398,102	3.4	15.48	398,102	15.48
30.00 to 34.99	291,154	4.6	30.56	291,154	30.56
35.00 to 39.99	255,000	8.0	39.41	43,750	39.50
40.00 to 44.99	640,000	7.8	42.04	180,000	41.11
55.00 to 59.99	95,000	7.1	55.20	57,500	55.20

	1,694,256			985,506

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 7—Accrued Expenses

The Company’s accrued expenses consist of the following:

	At December 31,
	2002	2003
Accrued compensation	$106.6	$141.6
Accrued revenue sharing	115.2	87.8
Accrued gift card liability	123.8	146.8
Accrued taxes other than income taxes	67.5	63.5
Store closure reserves	10.6	6.1
Accrued Music liabilities (see Note 8)	9.5	8.6
Accrued Wherehouse lease guarantee obligations (see Note 11)	18.7	7.9
Deferred revenue	44.8	62.3
Fair value of interest rate swaps payable to Viacom (see Note 9)	10.3	—
Accrued legal	13.3	13.5
Accrued insurance	3.5	12.2
Film rights	13.5	11.5
Other	45.3	52.8

	$582.6	$614.6

Note 8—Related Party Transactions

Effective with Blockbuster’s initial public offering in 1999, Blockbuster and Viacom entered into a transition services agreement whereby Viacom is providing the Company with accounting, management information systems, legal, financial, tax and other services. These services may change upon agreement between Viacom and the Company and the fee for these services could be subject to adjustment. The Company has agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The services agreement expires upon the closing of a split-off or similar transaction. The charges for services were $1.8 million for each of the years ended December 31, 2001, 2002 and 2003.

Viacom paid insurance premiums on behalf of the Company for a limited number of the Company’s property, life and directors’ and officers’ insurance policies. Insurance expense related to the Company’s reimbursements to Viacom for these policies was $2.6 million, $4.2 million and $5.4 million for the years ended December 31, 2001, 2002 and 2003, respectively, and is reflected as a component of the Company’s total expense for worker’s compensation, property, general liability and group insurance policy expense within general and administrative expenses in the Consolidated Statements of Operations. In addition, Viacom paid audit fees on the Company’s behalf in 2001, 2002 and 2003 and began paying certain legal expenses on the Company’s behalf in 2003. Total expenses related to the Company’s reimbursements to Viacom for these amounts was $1.1 million for the years ended December 31, 2001 and 2002, respectively, and $5.7 million for the year ended December 31, 2003, and are reflected as a component of the Company’s general and administrative expenses in the Consolidated Statements of Operations.

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain VHS tapes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”) and Showtime Networks, Inc. (“Showtime”), subsidiaries of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Viacom. Total purchases from Paramount were $127.2 million, $139.5 million and $103.8 million for the years ended December 31, 2001, 2002 and 2003, respectively. Total purchases from Showtime were $4.1 million, $3.6 million and $2.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. The Company also purchases certain home video games from Midway Games, Inc. (“Midway”), a related party of Viacom. Total amounts paid for purchases from Midway were $3.8 million, $12.2 million and $4.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

In addition, some studios allow the Company to direct a some portion of their home video advertising expenditures. The Company received $8.8 million, $4.1 million and $2.2 million from Paramount in 2001, 2002 and 2003, respectively, related to this arrangement. During 2001 and 2002, these amounts were recorded as reductions to the Company’s advertising expenses during the periods presented as they reflected reimbursements of costs actually incurred. During 2003, these amounts were recognized as either a reduction of actual costs incurred or a reduction to cost of sales pursuant to EITF 02-16. See Note 1.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the years ended December 31, 2001, 2002 and 2003 about $75.9 million, $68.7 million and $17.6 million, respectively, of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates as a percent of our total advertising expenses were approximately 34%, 28% and 10% for 2001, 2002 and 2003, respectively.

In conjunction with the sale by Viacom of Blockbuster Music (“Music”) to Wherehouse Entertainment, Inc. (“Wherehouse”), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $8.6 million remains in current liabilities at December 31, 2003.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement. The interest rate swaps with Viacom matured during the first and third quarters of 2003. See Note 9 for further details on these interest rate swaps.

The Company and Viacom entered into a tax matters agreement which provided that subsequent to the closing of the Company’s initial public offering on August 16, 1999 the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, until such time in which Viacom no longer owns at least 80% of the total voting power of the Company’s stock, and 80% of the total value of the Company’s stock. See Note 10 for further details on the tax matters agreement.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 9—Credit Agreement and Other Debt

On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement (the “Blockbuster Credit Agreement”) with a syndicate of banks. The Blockbuster Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments beginning April 1, 2002 and ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Blockbuster Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million. During 2003, the Company paid down $310.0 million under the term loan, leaving an outstanding balance of $100.0 million at December 31, 2003. The reduction of the banks’ aggregate commitment under the long-term revolver and the payments made under the term loan effectively reduced the total borrowing capacity under the credit agreement to $700.0 million.

During 2003, the Company borrowed and repaid $140.0 million under the long-term revolver. At December 31, 2003 the available borrowing capacity under the long-term revolver totaled $600.0 million.

Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at the Company’s option at the time of borrowing. The weighted-average interest rate at December 31, 2003 for borrowings under the Blockbuster Credit Agreement was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at December 31, 2003).

The Blockbuster Credit Agreement contains certain restrictive covenants, which among other things, relate to the payment of dividends, repurchase of the Company’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2003, the Company was in compliance with all covenants under the Blockbuster Credit Agreement. In the event that the Company issues a special dividend in connection with Viacom’s divestiture of the Company, the Company would be required to seek approval of the dividend under the terms of the Blockbuster credit agreement.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement, and thereby reduced the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. The Company’s effective interest rate also included the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively, during 2003. The interest rate swaps qualified as fully effective cash-flow hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

Blockbuster entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. The borrowing capacity under these lines was reduced to $45.0 million in 2002. One of these lines expires in October 2004. Blockbuster also has additional lines of credit that were previously held by its joint venture in Italy, which Blockbuster purchased in the fourth quarter of 2002 (see Note 13). These lines of credit carry interest rates ranging from 0.5% to 1.1% over EURIBOR and an aggregate borrowing capacity of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

approximately 19.0 million Euro (or approximately $23.9 million as of December 31, 2003). There was $21.2 million outstanding under these lines of credit at both December 31, 2002 and 2003.

In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a lien on the equipment. The Company had $7.5 million and $3.6 million outstanding under this financing at December 31, 2002 and 2003, respectively.

Short-term debt consists of the following:

	At December 31,
	2002	2003
Current maturities of term loan, interest rate of 6.2% and 2.4% at December 31, 2002 and December 31, 2003, respectively, due in quarterly installments beginning April 2003 through July 2004	$85.0	$100.0
Current maturities of equipment term loan, fixed interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	3.6	2.9
Current maturities of all other obligations	21.2	21.2

Current portion of long-term debt	109.8	124.1
Current portion of capital lease obligations	23.0	20.7

	$132.8	$144.8

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At December 31,
	2002	2003
Term loan, interest rate of 6.2% at December 31, 2003 due in quarterly installments beginning April 2002 through July 2004	$325.0	$—
Equipment term loan, fixed interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	3.9	0.7

Long-term debt, less current portion	328.9	0.7
Capital lease obligations, less current portion	79.8	74.4

	$408.7	$75.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Maturities on debt are as follows:

2004	$124.1
2005	0.7
2006	—
2007	—
2008	—
2009	—

Total	$124.8

Interest expense related to capital leases was $12.5 million, $11.3 million and $10.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 11 for further information regarding capital lease obligations.

Note 10—Income Taxes

The Company is included in consolidated federal, state and local income tax returns filed by Viacom. However, the tax benefit (provision) reflected in the Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

The Company and Viacom have entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999 the Company will continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, as long as Viacom’s ownership is at least 80% of the total voting power of the stock, and 80% of the total value of the stock. As of December 31, 2003 Viacom’s owned common stock representing 81.5% of the Company’s equity value and 95.6% of the combined voting power of the Company’s outstanding common stock. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the Viacom group. The current income tax liabilities for the periods presented prior to the Company’s initial public offering were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity in the Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, the Company is solely responsible for all tax adjustments to the Company’s federal and state returns. All periods subsequent to August 1999 are open for audit. Currently, the Internal Revenue Service is in the process of completing audits for the tax years ending December 31, 1997 through May 4, 2000.

With respect to tax attributes such as net operating losses, tax credits and capital losses, the Company will have the right of reimbursement or offset, which will be determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used by the Company. Included in the “Receivable from Viacom” balance in the accompanying Consolidated Balance Sheets are income tax receivables of $23.0 million and $7.9 million as of December 31, 2002 and 2003, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Company’s tax effected net operating loss carryforwards of $40.0 million at December 31, 2003 are primarily attributable to $29.2 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain restrictions and limitations in accordance with domestic and foreign tax laws. The tax matters agreement dated August 16, 1999 between the Company and Viacom required the Company to surrender all or a portion of its United Kingdom tax loss carryovers generated by the Company to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified the Company that the conditions pursuant to which Viacom would require the Company to surrender the losses were no longer applicable and, therefore, Viacom would not request the Company to surrender its United Kingdom tax loss carryovers. Accordingly, during 2002, the Company reduced the valuation allowance by $8.7 million as it was more likely than not that these tax loss carryovers would be utilized by the Company in the future. In 2001, the Company determined because of its continued and projected profitability in Mexico that its net operating losses generated in the past in Mexico would more likely than not be utilized. Accordingly, during the fourth quarter of 2001, the Company reduced the valuation allowance related to its net operating loss carryforwards attributed to Mexico by $10.6 million. For other foreign jurisdictions, the Company maintains a valuation allowance as the Company believes that it is more likely than not that these tax benefits will not be realized. In addition, the Company has provided a valuation allowance for the full amount of losses recognized in certain foreign jurisdictions in the Company’s 2001, 2002 and 2003 tax provisions as it is currently more likely than not that the benefit will not be realized. Of the total tax effected foreign net operating loss carryforwards, $21.4 million will expire between 2003 and 2011, and $7.8 million has no expiration.

Income (loss) before income taxes are attributable to the following jurisdictions:

	Year Ended December 31,
	2001	2002	2003
United States	$(251.6)	$254.5	$(530.8)
Foreign	(45.3)	40.1	(344.8)

Total	$(296.9)	$294.6	$(875.6)

Components of the income tax benefit (provision) are as follows:

	Year Ended December 31,
	2001	2002	2003
Current:
Federal	$(28.5)	$(75.4)	$(109.1)
State and local	(16.6)	(11.8)	(23.2)
Foreign	(6.6)	(4.0)	(10.6)

	(51.7)	(91.2)	(142.9)
Deferred	107.8	(11.8)	39.7

Total	$56.1	$(103.0)	$(103.2)

In 2002 and 2003, $11.5 million and $2.7 million, respectively, of income tax benefit was recorded as a component of stockholders’ equity as a result of exercised stock options.

Income (loss) accounted for under the equity method of accounting is shown net of tax in the Consolidated Statements of Operations. Included in equity in income (loss) of affiliated companies, net of tax of $0.5 million

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

in 2001, $(2.2) million in 2002 and $(0.7) million in 2003, are a tax provision of $0.4 million for 2001, a tax benefit of $1.6 million for 2002 and a tax benefit of $0.3 million for 2003.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on income (loss) before income taxes are as follows:

	Year Ended December 31,
	2001	2002	2003
Statutory U.S. tax benefit (provision)	35.0%	(35.0)%	35.0%
Non-deductible portion of goodwill amortization/impairment	(20.2)	—	(50.6)
State and local taxes, net of federal tax benefit	4.1	(4.9)	3.8
Effect of foreign operations	(1.8)	2.4	0.4
Foreign valuation allowance (increase) decrease	3.6	3.0	(0.9)
Other, net	(1.8)	(0.5)	0.5

Tax benefit (provision)	18.9%	(35.0)%	(11.8)%

The following is a summary of the deferred tax accounts in accordance with SFAS No. 109, Accounting for Income Taxes:

	At December 31,
	2002	2003
Deferred tax assets:
Reserves and accrued liabilities	$51.6	$15.4
Book-tax basis differences in long-lived assets	21.8	14.3
Net operating loss carryforwards	64.2	40.0

Total deferred tax assets	137.6	69.7
Less valuation allowance	(66.4)	(29.7)

Net deferred tax assets	71.2	40.0

Deferred tax liabilities:
Deferred expenses	(5.2)	(3.3)
Book-tax basis differences in rental library and other assets	(187.2)	(88.0)

Total deferred tax liabilities	(192.4)	(91.3)

Total net deferred tax liability	$(121.2)	$(51.3)

Note 11—Commitments and Contingencies

The Company has long-term non-cancelable lease commitments for various real and personal property and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

At December 31, 2003, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2004	$559.3	$29.0
2005	475.2	24.6
2006	381.6	18.8
2007	279.4	13.2
2008	195.7	11.2
2009 and thereafter	646.5	29.9

Total minimum lease payments	$2,537.7	126.7

Less amount representing interest		31.6

Present value of net minimum payments		$95.1

Rent expense was $498.1 million, $540.0 million and $571.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Subtenant rental income was $12.6 million, $12.1 million and $12.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $65.5 million.

The Company has contracted a third party to provide information system services, including selected support and maintenance. This contract is provided through the Company’s relationship with Viacom and can be cancelled by the Company upon Viacom’s divestiture of Blockbuster or upon written notice and with penalty to the Company. As of December 31, 2003, the aggregate commitment under this agreement totaled $75.1 million. These amounts are incurred upon the rendering of services over several years and, accordingly, they are not reflected in the consolidated balance sheet. The contract expires in July 2012 and is payable as follows: $9.1 million in 2004, $9.3 million in 2005, $9.3 million in 2006, $9.2 million in 2007, $9.2 million in 2008 and $29.0 million in 2009 and thereafter.

In October 1998, about 380 BLOCKBUSTER MUSIC stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with its initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which Blockbuster agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available in connection with the Wherehouse bankruptcy, the Company estimated that it was contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guarantee obligation at that time. During 2003, the Company paid approximately $8.2 million associated with the lease guarantee obligation. In addition, during the fourth quarter of 2003, based upon an estimated remaining contingent liability of $12.6 million, Blockbuster reduced its reserve by $2.6 million, resulting in a remaining reserve balance of $7.9 million at December 31, 2003. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes to existing information.

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

In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. They asserted, among other things, that Blockbuster, Viacom and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of Blockbuster and the other defendants. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In January 2001, a similar complaint was filed in California in a Los Angeles County Superior Court by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster and the same defendants. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. The plaintiffs have appealed the California state court denial of class certification, as well as the dismissal of all claims. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

Blockbuster currently is a defendant in 18 lawsuits filed by customers in 11 states and the District of Columbia between February 1999 and August 2001. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between July 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release, (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation, and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past or present extended viewing fee policies were unconscionable as a matter of law, (ii) found no breach and no penalty as a matter of law, and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In February 2003, in another Canadian case, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. The case was subsequently settled with plaintiff releasing all claims against the Company and neither party seeking costs relating to the certification hearing. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The remaining two cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On December 31, 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista’s motion for partial summary adjudication stating in its ruling that a liquidated damages provision in the contract is enforceable. The Court reaffirmed its ruling when it denied Blockbuster’s motion for reconsideration in February 2004. The California federal court’s ruling did not adjudicate the merits of Buena Vista Home Entertainment’s claims. Rather, the ruling granted summary adjudication concerning one of the affirmative defenses pled by Blockbuster in response to the claims asserted by Buena Vista.

In February and March 2003, John Reynolds, Eva Crescente and James D. Connors each filed a putative class action complaint in the United States District Court for the Northern District of Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. Blockbuster, John Antioco, Nigel Travis and Larry Zine are named as defendants. The consolidated amended complaint, filed July 21, 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. The consolidated amended complaint also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. Blockbuster has moved to dismiss the claims in the consolidated amended complaint. In February 2003, Ronald A. Young filed a stockholder derivative action in the United States District Court for the Northern District of Texas naming John Antioco, Dean Wilson, Nigel Travis, Jim Notarnicola, Edward Stead, Mike

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Roemer, Nick Shepherd, Chris Wyatt, Larry Zine and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a stockholder derivative action in the 160th Judicial District Court for Dallas County, Texas naming John Antioco, Ed Stead, Larry Zine and one other Blockbuster director who is also a director of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in the 160th Judicial District Court for Dallas County, Texas, naming John Antioco, Nigel Travis, James Notarnicola, Edward B. Stead, Dean M. Wilson, Larry J. Zine, Linda Griego, John L. Muething and Blockbuster’s directors who are also directors and/or officers of Viacom as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who are also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the anticipated transaction. As of yet, no definitive transaction has been identified by Blockbuster. Blockbuster believes the plaintiffs’ positions are without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

In December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records. In accordance with the agreement, Blockbuster completed a self-audit and made compensatory payments of approximately $13.6 million during 2003. As a result, Blockbuster increased its initial accrual by $3.5 million during 2003.

During the third quarter of 2001 and fourth quarter of 2002, the Company recorded $32.9 million and $10.8 million, respectively, in operating expenses related to certain of the litigation items described above. In connection with the dismissal of a California wage and hour lawsuit, the Company reduced its initial accrual, recorded as a special item charge in the third quarter of 2001, by $3.4 million in 2002. The Company’s estimates of future costs are subject to change if and as circumstances change and additional information becomes available.

The Company is a defendant from time to time in other lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of these known contingencies, including the items discussed above, would not have a material adverse impact on the Company’s consolidated financial statements or liquidity. However, there can be no assurances that future costs would not be material to results of operations or liquidity of the Company for a particular period.

During the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. As of December 31, 2002 and 2003, respectively, the franchisee had $7.0 million and $6.4 million outstanding under this note.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 12—401 (k) Savings Plan

Effective May 1, 1999, the Company established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax, after-tax or combination basis, with the Company matching some portion of those contributions based upon the employee’s compensation status in accordance with the United States Internal Revenue Code. Employee contributions are paid to a corporate trustee and invested in various mutual funds or the Company’s common stock at the discretion of the employee. Company matching contributions are initially invested in Blockbuster’s class A common stock and can be reallocated at the sole discretion of the employee. The Company incurred 401(k) savings plan expenses of $2.9 million, $4.4 million and $5.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Note 13—Acquisitions

During 2002, the Company acquired several businesses in the United States and selected international markets that own and operate entertainment related stores and primarily offer pre-recorded home video, as well as video games, for rental and sale. The Company also acquired the second largest games retailer in the United Kingdom and the 51% interest that the Company did not already own in the Company’s joint venture based in Italy and related stockholder loans. The aggregate cost, consisting primarily of cash consideration, for these businesses approximated $106.0 million for the year ended December 31, 2002. Of these amounts, $80.5 million and $26.7 million were allocated to goodwill and intangible assets, respectively.

All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immateriality of the acquisitions.

Note 14—Supplemental Cash Flow Information

Cash flows from operating activities included cash payments as follows:

	Year Ended December 31,
	2001	2002	2003
Cash payments for interest	$79.4	$45.8	$34.3
Cash payments for taxes	9.1	12.6	98.1
Supplemental schedule of non-cash financing and investing activities:
Retail stores acquired under capital leases	14.3	15.3	15.4

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

	Year Ended or at December 31,
	2001	2002	2003
Revenues:
United States	$4,123.2	$4,393.2	$4,364.4
Europe	522.1	643.3	951.7
International-all other	511.4	529.4	595.6

Total revenues	$5,156.7	$5,565.9	$5,911.7

Long-lived assets(1):
United States	$1,421.1	$1,429.0	$1,128.3
Europe	134.9	253.0	212.4
International-all other	213.9	216.8	148.1
Corporate goodwill (2)	5,171.6	3,363.1	2,397.9

Total long-lived assets	$6,941.5	$5,261.9	$3,886.7

(1)	Includes all non-current assets, except the Viacom receivable.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 16—Quarterly Financial Data (unaudited, except total year)

Summarized quarterly financial data for 2002 and 2003 appears below:

	First Quarter(1)(3)	Second Quarter	Third Quarter	Fourth Quarter(2)(4)	Total Year (1)(2)(3)(4)
2002
Revenue	$1,326.0	$1,271.0	$1,386.5	$1,582.4	$5,565.9
Gross profit	$798.5	$753.6	$801.7	$853.4	$3,207.2
Income before cumulative effect of change in accounting principle	$66.0	$41.7	$51.0	$30.7	$189.4
Net income (loss)	$(1,751.0)	$41.7	$51.0	$30.7	$(1,627.6)
Income before cumulative effect of change in accounting principle per share: basic	$0.37	$0.23	$0.28	$0.17	$1.06
Income before cumulative effect of change in accounting principle per share: diluted	$0.37	$0.23	$0.28	$0.17	$1.04
Net income (loss) per share—basic	$(9.88)	$0.23	$0.28	$0.17	$(9.11)
Net income (loss) per share—diluted	$(9.72)	$0.23	$0.28	$0.17	$(8.96)

2003
Revenue	$1,517.8	$1,392.2	$1,384.5	$1,617.2	$5,911.7
Gross profit	$886.1	$843.2	$869.6	$923.0	$3,521.9
Income (loss) before cumulative effect of change in accounting principle	$84.9	$61.2	$63.7	$(1,189.3)	$(979.5)
Net income (loss)	$80.5	$61.2	$63.7	$(1,189.3)	$(983.9)
Income (loss) before cumulative effect of change in accounting principle per share: basic	$0.47	$0.34	$0.35	$(6.57)	$(5.44)
Income (loss) before cumulative effect of change in accounting principle per share: diluted	$0.47	$0.34	$0.35	$(6.57)	$(5.44)
Net income (loss) per share—basic	$0.45	$0.34	$0.35	$(6.57)	$(5.46)
Net income (loss) per share—diluted	$0.45	$0.34	$0.35	$(6.57)	$(5.46)

(1)	During the first quarter of 2002, the Company adopted SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required reduction of the Company’s goodwill by $1.82 billion.
(2)	As described in Note 11, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 which represents its estimate of the lease guaranty obligation associated with the stores that Wherehouse has indicated that it will vacate. This charge is reflected in general and administrative expense.
(3)	During the first quarter of 2003, the Company adopted SFAS 143 which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of a change in accounting principle, as described in Note 1 to the consolidated financial statements.
(4)	During the fourth quarter of 2003, as described in Note 3 to the consolidated financial statements, the Company recognized non-cash charges of $1.3 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. This charge is reflected as a separate item on the Consolidated Statement of Operations.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The Company’s chief executive officer and chief financial officer have concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Identification of Directors

The following information regarding our executive officers is as of March 1, 2004.

Class I Directors—Terms Expiring in 2006

Name	Age	Current Position
Richard J. Bressler	46	Director
Jackie M. Clegg	41	Director
Philippe P. Dauman	50	Director

Class II Directors—Terms Expiring in 2004

Name	Age	Current Position
Mel Karmazin	60	Director
John L. Muething	82	Director
Sumner M. Redstone	80	Director

Class III Directors—Terms Expiring in 2005

Name	Age	Current Position
John F. Antioco	54	Chairman of the Board and Chief Executive Officer
Linda Griego	56	Director

The Company’s current slate of directors is likely to change if there is a divestiture from Viacom.

Set forth below is a description of the background of each of the directors of the Company.

John F. Antioco has served as the Company’s Chairman of the Board of Directors and Chief Executive Officer since 1997 and served as its President from 1997 until 2001. From 1996 until 1997, Mr. Antioco served as President and Chief Executive Officer for Taco Bell Corporation. Mr. Antioco serves as Chairman of the Board of Directors of Main Street and Main Incorporated and is a member of the Board of Governors of the Boys & Girls Clubs of America.

Richard J. Bressler was elected as a director of the Company in May 2001. Mr. Bressler has served as Senior Executive Vice President and Chief Financial Officer of Viacom Inc. since 2001. Prior to joining Viacom Inc., Mr. Bressler served as Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from 1995 until 1999. Mr. Bressler serves on the National Advisory Committee of JPMorgan Chase.

Jackie M. Clegg was appointed as a director of the Company in July 2003. In September 2001, she formed the international strategic consulting firm Clegg International Consultants, LLC specializing in emerging markets. In July 2001, Ms. Clegg stepped down as Vice Chairman and First Vice President of the Export-Import Bank of the United States, after serving in that role since June 1997. She also served as its Chief Operating Officer from January 1999 through fiscal year 2000. Ms. Clegg serves on the Board of Directors of the Chicago Board of Trade.

Philippe P. Dauman was elected as a director of the Company in January 1995. Mr. Dauman has served as a director of Viacom Inc. since 1987 and has been Co-Chairman and Chief Executive Officer of DND Capital Partners, L.L.C., a private equity firm, since 2000. Mr. Dauman served as Deputy Chairman of Viacom Inc. from 1996 until 2000 and as its Executive Vice President from 1994 until 2000. From 1993 until 1998, Mr. Dauman also served as General Counsel and Secretary of Viacom Inc. Mr. Dauman is a director of Lafarge North America Inc. and National Amusements, Inc.

Linda Griego was elected as a director of the Company in July 1999. Ms. Griego has served as President of Zapgo Entertainment Group, LLC, a television programming production company, since 1997 and is the Managing General Partner of Engine Co. No. 28, a restaurant that she founded in 1988. From July 1999 until January 2000, Ms. Griego served as the interim President and Chief Executive Officer of the Los Angeles Community Development Bank, a $430 million federally funded community bank. From 1994 until 1997, Ms. Griego served as President and Chief Executive Officer of Rebuild LA, Inc., an economic development corporation. Ms. Griego is a director of Granite Construction Incorporated and Southwest Water Company and also serves as a Los Angeles director of the Federal Reserve Bank of San Francisco.

Mel Karmazin was elected as a director of the Company in May 2000. Mr. Karmazin has served as a director and as President and Chief Operating Officer of Viacom Inc. since 2000. From 1999 until 2000, Mr. Karmazin served as President and Chief Executive Officer of CBS Corporation. Mr. Karmazin was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from 1997 until 1998. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity Broadcasting Corporation from December 1998 until its public shares were acquired by Viacom Inc. Mr. Karmazin is Vice Chairman of the Board of Trustees for The Museum of Television and Radio and is a member of the Board of Executives of the New York Stock Exchange, Inc. and is a director of Westwood One, Inc.

John L. Muething was elected as a director of the Company in July 1999. Mr. Muething has been Of Counsel to the Cincinnati, Ohio law firm of Keating, Muething & Klekamp since 1986. He also served as a director of Spelling Entertainment Group Inc. from 1992 until 1999.

Sumner M. Redstone was elected as a director of the Company in May 1999. Mr. Redstone has been a director of Viacom Inc. since 1986 and Chairman of the Board of Viacom Inc. since 1987 and acquired the title of Chief Executive Officer of Viacom Inc. in 1996. Mr. Redstone has served as Chairman of the Board of National Amusements, Inc. since 1986 and as its Chief Executive Officer since 1967. He also served as President of National Amusements, Inc. from 1967 through 1999. Mr. Redstone is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and is on the Board of Trustees for The Museum of Television and Radio. Mr. Redstone served as the first Chairman of the Board of the National Association of Theatre Owners and is currently a member of its Executive Committee. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured on entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University. He has also been a frequent lecturer at colleges, including Harvard Law School. Mr. Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard University School of Law in 1947. Upon graduation, Mr. Redstone served as Law Secretary with the U.S. Court of Appeals, and then as a Special Assistant to the U.S. Attorney General.

Identification of Executive Officers

The information required by this item regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K, which information is incorporated herein by reference.

Identification of the Audit Committee

The Company’s Board of Directors has established a standing Audit Committee that consists of three directors. The current members of the Audit Committee are Ms. Griego (Chair), Ms. Clegg, and Mr. Muething. The Board of Directors has determined that each of these directors is “independent” as defined by the applicable rules of the New York Stock Exchange and the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate as such term is defined by the applicable rules of the New York Stock Exchange and that Ms. Clegg further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on its review of the copies of such reports received by it with respect to fiscal 2003, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities have been satisfied.

Supplemental Code of Ethics

The Company’s Board of Directors has adopted a Business Conduct Statement and a Supplemental Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller (the “Senior Financial Officers”). The Company has posted the Business Conduct Statement and the Supplemental Code of Ethics on its website at http://investor.blockbuster.com. The Company intends to disclose any amendment to or waiver from the Supplemental Code of Ethics applicable to any Senior Financial Officer on a Form 8-K or on its website at http://investor.blockbuster.com.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers who were serving as such on December 31, 2003 (based on salary and bonus earned during fiscal 2003), who will be referred to in this Annual Report on Form 10-K as the “named executive officers,” for each of the Company’s last three fiscal years.

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Other Annual Compensation ($)(2)		Securities Underlying Options(#)(3)		All Other Compensation ($)
John F. Antioco	2003	1,750,000	5,305,125	99,394	(4)	200,000		16,462	(5)
Chairman of the Board	2002	1,600,000	—	13,562	(6)	600,000		21,750	(5)
and Chief Executive Officer	2001	1,455,000	2,500,000	69,178	(7)	544,828		2,550	(8)
						600,000	(9)

Nicholas P. Shepherd	2003	445,200	502,780	—		45,000		70,612	(10)
Executive Vice President,						20,000	(9)
Chief Marketing and	2002	400,577	—	2,581	(6)	45,000		65,418	(10)
Merchandising Officer	2001	357,212	164,706	90	(6)	40,000		49,600	(10)

Edward B. Stead	2003	498,500	560,040	9,482	(6)	150,000		12,463	(5)
Executive Vice President						25,000	(9)
and General Counsel	2002	484,039	—	1,412	(6)	125,000		12,101	(5)
						25,000	(9)
	2001	449,615	245,725	1,235	(6)	125,000		11,240	(5)
						25,000	(9)

Nigel Travis	2003	697,500	827,056	4,988	(11)	175,000		111,019	(12)
President and						30,000	(9)
Chief Operating Officer	2002	671,154	—	794	(13)	175,000		100,507	(12)
						25,000	(9)
	2001	569,231	332,156	—	(14)	150,000		65,324	(12)
						25,000	(9)

Larry J. Zine	2003	568,000	673,946	11,450	(6)	150,000		14,200	(5)
Executive Vice President,						25,000	(9)
Chief Financial Officer	2002	547,885	—	185,358	(15)	150,000		20,819	(5)
and Chief Administrative Officer						25,000	(9)
	2001	489,288	284,856	204,801	(16)	125,000		19,701	(5)
						25,000	(9)

(1)	This reflects bonuses earned during fiscal 2003, 2002 and 2001, respectively. Bonuses were paid during the next fiscal year.
(2)	In accordance with the rules of the Securities and Exchange Commission, other annual compensation does not include perquisites for an individual if the aggregate amount of such perquisites for that individual was less than $50,000.
(3)	Except where noted otherwise, this reflects options to acquire shares of Blockbuster class A common stock.
(4)	This includes (i) $26,793 for personal use of the Company’s plane; (ii) $21,581 for an incentive-based trip; (iii) other executive perquisites, none of which exceeds 25% of the total perquisites reported as other annual compensation; and (iv) $31,970 of reimbursement for taxes.

(5)	This consists of employer matching contributions to the Company’s 401(k) and excess 401(k) plans.
(6)	This consists of reimbursement for taxes.
(7)	This includes (i) $51,781 for personal use of the Company’s plane; (ii) other executive perquisites, none of which exceeds 25% of the total perquisites reported as other annual compensation; and (iii) $1,215 of reimbursement for taxes.
(8)	This consists of employer matching contributions to the Company’s 401(k) plan.
(9)	This reflects options to acquire shares of Viacom Inc. class B common stock.
(10)	This consists of employer contributions to Blockbuster’s U.K. defined contribution plan. The amounts disclosed for 2003, 2002 and 2001 reflect a conversion from British pounds to U.S. dollars at average conversion rates of 1.63330, 1.50195 and 1.440368, respectively.
(11)	This consists of reimbursement for taxes. This number does not reflect an estimated $180,694 in reimbursement for taxes that had accrued, but had not been paid, as of December 31, 2003 for Mr. Travis’ benefit in connection with employer contributions under Blockbuster’s U.K. supplemental defined contribution plan, based on an average conversion rate for 2003 of 1.63330 U.S. dollars to 1.00 British pound. The accrued amount includes amounts accrued as of the end of 2002 and 2001, as disclosed in footnotes (13) and (14).
(12)	This consists of employer contributions to Blockbuster’s U.K. defined contribution and supplemental defined contribution plans. The amount disclosed for 2003 reflects a conversion from British pounds to U.S. dollars at an average conversion rate for 2003 of 1.63330. The amount disclosed for 2002 reflects a conversion from British pounds to U.S. dollars at an average conversion rate for 2002 of 1.50195 and includes approximately $4,000 that had accrued but had not been paid, during prior years. The amount disclosed for 2001 reflects a conversion from British pounds to U.S. dollars at an average conversion rate for 2001 of 1.440368 and does not include approximately $4,000 that had accrued, but had not been paid, during prior years.
(13)	This consists of reimbursement for taxes. This number does not reflect an estimated $139,369 in reimbursement for taxes that had accrued, but had not been paid, as of December 31, 2002 for Mr. Travis’ benefit in connection with employer contributions under Blockbuster’s U.K. supplemental defined contribution plan, based on an average conversion rate for 2002 of 1.50195 U.S. dollars to 1.00 British pound. The accrued amount includes the amounts accrued as of the end of 2001, as disclosed in footnote (14).
(14)	This does not reflect an estimated $112,901 in reimbursement for taxes that had accrued, but had not been paid, as of December 31, 2001 for Mr. Travis’ benefit in connection with employer contributions under Blockbuster’s U.K. supplemental defined contribution plan, based on an average conversion rate for 2001 of 1.440368 U.S. dollars to 1.00 British pound.
(15)	This includes (i) $98,685 of forgiveness of principal and interest on a loan by the Company to Mr. Zine relating to income taxes payable in connection with his sign-on bonus, which loan was fully forgiven in April 2002; and (ii) $72,196 of reimbursements for taxes, including reimbursements made in connection with the forgiveness of principal and interest on such loan. This also includes other executive perquisites, none of which exceeds 25% of the total perquisites reported as other annual compensation.
(16)	This includes (i) $103,670 of forgiveness of principal and interest on a loan by the Company to Mr. Zine relating to income taxes payable in connection with his sign-on bonus, which loan was fully forgiven in April 2002; and (ii) $87,194 of reimbursements for taxes, including reimbursements made in connection with the forgiveness of principal and interest on such loan. This also includes other executive perquisites, none of which exceeds 25% of the total perquisites reported as other annual compensation.

Option Grants During 2003 Fiscal Year

The following table provides information related to options granted to the named executive officers during fiscal 2003.

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Shares of Common Stock Underlying Options Granted (#)(1)		% of Total Options Granted to Employees in Fiscal 2003		Exercise or Base Price ($/Sh)	Expiration Date	5%($)	10%($)
John F. Antioco	200,000	(2)	4.85		15.84	July 22, 2013	1,992,338	5,048,976
Nicholas P. Shepherd	45,000	(2)	1.09		15.84	July 22, 2013	448,276	1,136,020
	20,000	(3)	0.08	(4)	39.33	Jan 29, 2013	494,689	1,253,638
Edward B. Stead	150,000	(2)	3.64		15.84	July 22, 2013	1,494,254	3,786,732
	25,000	(3)	0.11	(4)	39.33	Jan 29, 2013	618,361	1,567,047
Nigel Travis	175,000	(2)	4.24		15.84	July 22, 2013	1,743,296	4,417,854
	30,000	(3)	0.13	(4)	39.33	Jan 29, 2013	742,033	1,880,457
Larry J. Zine	150,000	(2)	3.64		15.84	July 22, 2013	1,494,254	3,786,732
	25,000	(3)	0.11	(4)	39.33	Jan 29, 2013	618,361	1,567,047

(1)	Except where noted otherwise, this reflects options to acquire shares of Blockbuster class A common stock.
(2)	The options become exercisable with respect to one-third of the shares covered thereby on each of July 22, 2005, 2006 and 2007.
(3)	This reflects options to acquire shares of Viacom Inc. class B common stock. The options become exercisable with respect to 25% of the shares covered thereby on each of January 29, 2004, 2005, 2006 and 2007.
(4)	This reflects the percentage of total options granted to all Viacom Inc. and Blockbuster employees. The percentage of total options granted to all Blockbuster employees was 21.43% for Mr. Travis, 17.86% for each of Messrs. Stead and Zine and 14.28% for Mr. Shepherd.

Aggregated Option Exercises During 2003 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to options exercised by the named executive officers during the 2003 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

				Number of Securities Underlying Unexercised Options as of December 31, 2003				Value of In-the-Money Options as of December 31, 2003($)(2)
Name	Shares Acquired on Exercise(#)		Value Realized($)(1)	Exercisable		Unexercisable		Exercisable		Unexercisable
John F. Antioco	—	(3)	—	1,351,330	(5)	1,335,445	(5)	4,073,542	(5)	2,133,225	(5)
	171,200	(4)	4,512,556	588,320	(6)	450,000	(6)	10,119,112	(6)	1,071,000	(6)
Nicholas P. Shepherd	—	(3)	—	133,000	(5)	142,000	(5)	404,350	(5)	230,350	(5)
	9,000	(4)	249,820	4,000	(6)	20,000	(6)	55,270	(6)	101,000	(6)
Edward B. Stead	—	(3)	—	242,100	(5)	427,300	(5)	764,195	(5)	715,785	(5)
	—	(4)	—	18,750	(6)	56,250	(6)	30,500	(6)	217,750	(6)
Nigel Travis	—	(3)	—	385,815	(5)	534,517	(5)	1,173,154	(5)	858,575	(5)
	15,500	(4)	385,780	83,750	(6)	61,250	(6)	1,775,513	(6)	243,000	(6)
Larry J. Zine	—	(3)	—	409,832	(5)	471,834	(5)	1,259,004	(5)	773,410	(5)
	—	(4)	—	48,750	(6)	66,250	(6)	81,275	(6)	234,675	(6)

(1)	Calculated based on the difference between the fair market value of the securities underlying the options and the exercise price of the options at the exercise date.
(2)	Calculated based on the difference between the fair market value of the securities underlying the options and the exercise price of the options at December 31, 2003.
(3)	Represents shares of Blockbuster class A common stock acquired on exercise.
(4)	Represents shares of Viacom Inc. class B common stock acquired on exercise.
(5)	Represents securities underlying options to purchase Blockbuster class A common stock.
(6)	Represents securities underlying options to purchase Viacom Inc. class B common stock.

Defined Benefit Pension Plans

Through December 31, 1999, the Company participated in a non-contributory qualified defined benefit pension plan and, for some of the Company’s highly compensated employees, a non-qualified excess defined benefit pension plan. Both plans are sponsored by Viacom Inc. The Company’s employees became eligible to participate in these plans effective January 1, 1996, with credit for past service on and after September 29, 1994 for eligibility and vesting purposes. Benefits under both plans are determined by a formula that uses final average compensation (salary and bonus) and years of benefit service. The benefits under Viacom Inc.’s excess pension plan are not subject to the provisions of the Internal Revenue Code of 1986, as amended, that limit the compensation used to determine benefits and the amount of annual benefits payable under Viacom Inc.’s qualified pension plan.

The Company’s employees ceased to participate in Viacom Inc.’s pension plans at December 31, 1999. Viacom Inc. retained the accrued liability for benefits under these plans for the Company’s employees. All of the Company’s employees who were actively employed by the Company and participating in the qualified defined benefit pension plan or the excess defined benefit pension plan on December 31, 1999 were fully vested in their accrued benefits in these plans on that date. The factors used to determine benefits payable under these plans, compensation and years of service, were also frozen on that date, with Mr. Antioco’s and Mr. Stead’s (i) compensation frozen at $160,000 each for the qualified defined benefit pension plan and $590,000 and $415,682, respectively, for the excess defined benefit pension plan and (ii) years of service frozen at 1.5 and 1.25, respectively.

The aggregate accrued annual retirement benefit payable under the qualified defined benefit pension plan and the excess defined benefit pension plan, assuming payment as a single life annuity at age 65 and not subject to deduction or offset, is approximately $19,200 for Mr. Antioco and approximately $12,200 for Mr. Stead. Messrs. Shepherd, Travis and Zine were not participants in the Viacom Inc. pension plan or excess pension plan.

Compensation of Directors

Retainer Fee

Directors who do not serve as officers or employees of Viacom Inc. or Blockbuster receive an annual retainer fee of $50,000 for membership on Blockbuster’s Board of Directors. Of this amount, $25,000 is paid in the Company’s class A common stock that is non-transferable for one year after it is paid. The other $25,000 is paid in cash. In addition, the Chair of the Audit Committee receives an annual retainer fee of $7,500, and the Chair of the Senior Executive Compensation Committee receives an annual retainer fee of $5,000. Jackie M. Clegg joined the Board of Directors on July 22, 2003 and was paid a retainer fee of $25,000 for membership on Blockbuster’s Board of Directors from such date through December 31, 2003. Ms. Clegg’s retainer fee was paid half in cash and half in the Company’s class A common stock that was non-transferable for one year after it was paid.

Attendance Fees

From January 1, 2003 through March 24, 2003, directors were paid an attendance fee of $1,000 for each Board meeting attended and $1,000 for each committee meeting attended if such meeting was held on a different day from the day of a Board meeting and the committee member had to travel to participate in the committee meeting. On March 25, 2003, the Board of Directors increased attendance fees to $2,000 for participation in a Board meeting and $1,000 for participation in a committee meeting for meetings held on a different day from the day of a Board meeting. Directors were also reimbursed for their expenses incurred in connection with their service on the Board of Directors or any committee of the Board of Directors.

Special Committee Fees

In December 2003, the Board of Directors approved fees for a non-standing Special Committee of the Board. These fees consist of a $30,000 cash payment to each member of the Special Committee, with the Chairperson receiving an additional $10,000 for serving in that capacity. The Special Committee members also receive an attendance fee of $2,000 per meeting if attended in person and $1,000 per meeting for participation by telephone.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Antioco’s employment agreement with the Company provides that he will be employed as Chairman and Chief Executive Officer of Blockbuster until December 31, 2006 at an annual salary of $1,000,000. Mr. Antioco’s employment agreement also provides for deferred compensation in the amount of $455,000, $600,000, $750,000, $900,000, $1,050,000, and $1,200,000 for the calendar years 2001 through 2006, respectively. The deferred compensation will be payable the year after he ceases to be an executive officer of Blockbuster. In addition, Mr. Antioco is eligible to receive an annual bonus pursuant to the Company’s Senior Executive Short-Term Incentive Plan. Mr. Antioco’s employment agreement provides for a target bonus of 125% of his base salary and deferred compensation through the calendar year 2001 and 150% of his base salary and deferred compensation beginning with the calendar year 2002. Mr. Antioco’s bonus is payable upon satisfaction of performance objectives determined each year in accordance with the Senior Executive Short-Term Incentive Plan. In accordance with his employment agreement, (i) upon completion of the Company’s initial public offering, Mr. Antioco received options to purchase 1,000,000 shares of the Company’s class A common stock at a price per share of $15.00; (ii) in 2000, Mr. Antioco received options to purchase 545,455 shares of the Company’s class A common stock at a price per share of $11.00; and (iii) in 2001, Mr. Antioco received options to purchase 344,828 shares of the Company’s class A common stock at a price per share of $17.40. These options vest at a rate of 20% per year for the initial grant and 25% per year for the two subsequent grants, beginning on the first anniversary of the date of grant. Mr. Antioco’s employment agreement provides for additional grants of options to purchase an aggregate of 800,000 shares of the Company’s class A common stock, which grants were awarded in increments of 200,000 shares on December 12, 2001, March 12, 2002, June 12, 2002 and September 12, 2002 at a price per share of $25.55, $24.07, $27.38 and $23.48, respectively. Each of such grants vest at a rate of 25% per year, which vesting began on January 1, 2003. Mr. Antioco also received options to purchase 600,000 shares of Viacom Inc. class B common stock on December 13, 2001 at a price per share of $42.00 in accordance with his employment agreement. These options vest at a rate of 25% per year, which vesting began on January 1, 2003. In the event of the termination of Mr. Antioco’s employment without cause (as defined in his employment agreement) or his voluntary termination for good reason (as defined in his employment agreement) during the employment term, he will be entitled to receive his salary, target bonus, deferred compensation and agreed-upon benefits for the balance of the employment term, subject to mitigation after the earlier of (i) the first 24 months, or (ii) the last day of the employment term. In addition, his stock options, including options that have not vested by the date of termination, will be exercisable for at least six months after the date of termination, but not beyond the expiration date of such stock options. Mr. Antioco’s employment agreement with Viacom Inc. continues to apply with respect to his options to purchase Viacom class B common stock. The agreement provides that, in the event of the termination of Mr. Antioco’s employment without cause (as defined in the agreement) or his voluntary termination for good reason (as defined in the agreement) during the employment term, his Viacom Inc. stock options, including options that have not vested on or prior to such date, will be exercisable for at least six months after the date of termination, but not beyond the expiration date of such stock options.

The Company’s employment agreements with each of Messrs. Stead, Travis and Zine are substantially similar. Each of these agreements provides for automatic renewal on March 1 of each year for a term of three years unless terminated by Blockbuster for any reason. Mr. Stead’s, Mr. Travis’ and Mr. Zine’s agreements provide that they will be employed at a monthly salary of $31,250, $45,833 and $37,500, respectively, subject to increase pursuant to the authority of the Senior Executive Compensation Committee to make individual compensation recommendations for such officers. Actual annual salary earned by each of the named executive officers for each of the last three fiscal years is set forth above under “Item 11. Executive Compensation—Summary Compensation Table.” Additionally, each of the executives’ agreements provides that they will be eligible to receive an annual bonus pursuant to Blockbuster’s Senior Executive Short-Term Incentive Plan at a target amount of 50% of their respective Salary, as defined in the plan. Beginning with the 2002 calendar year, the Senior Executive Compensation Committee increased the target bonus for Messrs. Stead, Travis and Zine to 60% of their respective Salaries. Bonuses are payable upon satisfaction of performance objectives determined each year in accordance with the plan. In addition, pursuant to an addendum to Mr. Travis’ employment agreement, Mr. Travis receives additional perquisites relating to his international assignment. During 2002, Mr. Travis’ employment agreement was amended to provide for a deferred compensation arrangement, pursuant to which he has the ability to defer up to 15% of his salary and bonus. In the event of the termination of an executive’s employment without cause (as defined in the agreement) during the employment term, he will be entitled to receive his salary for 36 months after the date of termination, subject to mitigation after the first twelve months. In addition, he will be entitled to receive bonus compensation and certain benefits for the balance of the employment term, subject to mitigation after the first twelve months, and his Blockbuster stock options, including options that would have vested during the employment term, will be exercisable for six months after the date of termination, but not beyond the original expiration date of such stock options.

The Company’s employment agreement with Mr. Shepherd provides for automatic renewal on March 1 of each year for a term of two years unless terminated by Blockbuster for any reason. Mr. Shepherd’s agreement provides that he will be employed at a monthly salary of $33,500 and that he will be eligible to receive an annual bonus pursuant to Blockbuster’s Senior Executive Short-Term Incentive Plan, at a target amount of 50% of his Salary, as defined in such plan. Mr. Shepherd’s salary and bonus target amount are subject to increase pursuant to the same authority as was discussed above for Messrs. Stead, Travis and Zine. In addition, pursuant to an addendum to Mr. Shepherd’s employment agreement, Mr. Shepherd receives additional perquisites relating to his international assignment. In the event of the termination of Mr. Shepherd’s employment without cause (as defined in the agreement) during the employment term, he will be entitled to receive his salary for 24 months after the date of termination. In addition, he will be entitled to receive bonus compensation and certain benefits for the balance of the employment term, subject to mitigation after the first 12 months, and his Blockbuster stock options, including options that would have vested during the employment term, will be exercisable for 6 months after the date of termination, but not beyond the original expiration date of such stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the number of shares of Viacom Inc. and Blockbuster class A and class B common stock beneficially owned by (i) the named executive officers; (ii) each director and nominee for director of the Company; and (iii) all directors and current executive officers of the Company as a group. The following table also sets forth information with respect to the number of shares of Blockbuster common stock beneficially owned by each person known by the Company to beneficially own more than five percent (5%) of the outstanding shares of its common stock. Except as otherwise noted, (i) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, and (ii) ownership is as of February 17, 2004.

		Beneficial Ownership of Equity Securities
Name	Title of Equity Securities	Number of Outstanding Shares		Number of Shares Underlying Options or Conversion Rights(1)	Percent of Class
John F. Antioco	Viacom Class A Common	—		—	*
	Viacom Class B Common	5,112	(2)	728,220	*
	Blockbuster Class A Common	33,920	(2)	1,551,330	4.1%
	Blockbuster Class B Common	—		—	*

Richard J. Bressler	Viacom Class A Common	—		—	*
	Viacom Class B Common	148	(3)	950,000	*
	Blockbuster Class A Common	—		—	*
	Blockbuster Class B Common	—		—	*

Jackie M. Clegg	Viacom Class A Common	—		—	*
	Viacom Class B Common	—		—	*
	Blockbuster Class A Common	1,499		—	*
	Blockbuster Class B Common	—		—	*

Philippe P. Dauman	Viacom Class A Common	2,121	(3)(4)	—	*
	Viacom Class B Common	17,560	(3)(5)	22,000	*
	Blockbuster Class A Common	3,704		—	*
	Blockbuster Class B Common	—		—	*

Linda Griego	Viacom Class A Common	—		—	*
	Viacom Class B Common	—		—	*
	Blockbuster Class A Common	6,887		13,200	*
	Blockbuster Class B Common	—		—	*

Mel Karmazin	Viacom Class A Common	—		—	*
	Viacom Class B Common	4,056,974	(3)(6)	7,171,404	*
	Blockbuster Class A Common	—		—	*
	Blockbuster Class B Common	—		—	*

John L. Muething	Viacom Class A Common	—		—	*
	Viacom Class B Common	—		—	*
	Blockbuster Class A Common	10,387		14,000	*
	Blockbuster Class B Common	—		—	*

		Beneficial Ownership of Equity Securities
Name	Title of Equity Securities	Number of Outstanding Shares		Number of Shares Underlying Options or Conversion Rights(1)		Percent of Class
Sumner M. Redstone(7)	Viacom Class A Common	93,658,908	(8)	—		70.8%
	Viacom Class B Common	104,345,072	(8)	10,025,000		7.1%
	Blockbuster Class A Common	3,491,816	(9)	144,000,000	(9)	81.5%
	Blockbuster Class B Common	144,000,000	(9)	—		100.0%

Nicholas P. Shepherd	Viacom Class A Common	—		—		*
	Viacom Class B Common	—		9,000		*
	Blockbuster Class A Common	1,250		133,000		*
	Blockbuster Class B Common	—		—		*

Edward B. Stead	Viacom Class A Common	—		—		*
	Viacom Class B Common	487	(2)	37,500		*
	Blockbuster Class A Common	799	(2)	242,100		*
	Blockbuster Class B Common	—		—		*

Nigel Travis	Viacom Class A Common	80		—		*
	Viacom Class B Common	748		103,750		*
	Blockbuster Class A Common	1,710		385,815		*
	Blockbuster Class B Common	—		—		*

Larry J. Zine	Viacom Class A Common	—		—		*
	Viacom Class B Common	2,017	(2)	77,500		*
	Blockbuster Class A Common	885	(2)	409,832		*
	Blockbuster Class B Common	—		—		*

American Century Investment Management, Inc.(10)	Blockbuster Class A Common	6,648,973	(11)	—		18.0%
American Century Companies, Inc.(10)
American Century Mutual Funds, Inc.(10)

Goldman Sachs Asset Management, L.P.(12)	Blockbuster Class A Common	3,476,043	(13)	—		9.4%

Husic Capital Management(14)	Blockbuster Class A Common	1,857,600	(15)	—		5.0%
Frank J. Husic & Co.(14)
Frank J. Husic(14)

LSV Asset Management(16)	Blockbuster Class A Common	3,874,564	(17)	—		10.5%

Mellon Financial Corporation(18)	Blockbuster Class A Common	2,567,162	(19)	—		7.0%
Mellon Trust of New England, National Association(18)

Viacom Inc.(20)	Blockbuster Class A Common	3,491,816	(9)	144,000,000	(9)	81.5%
	Blockbuster Class B Common	144,000,000	(9)	—		100.0%
Viacom International Inc.(20)
NAIRI, Inc.(21)
National Amusements, Inc.(21)

Directors and current executive officers as a group other than Mr. Redstone (14 persons) (22)	Viacom Class A Common	2,259	(23)	—		*
	Viacom Class B Common	4,083,187	(24)	13,246,561		*
	Blockbuster Class A Common	62,354	(25)	3,109,477		81.8%
	Blockbuster Class B Common	—		—		*

*	Less than 1%.

(1)	Amounts indicated reflect shares subject to stock options that, on February 17, 2004, were unexercised but were exercisable within a period of 60 days from that date; except that amounts of Blockbuster class A common stock indicated in this column as beneficially owned by Sumner M. Redstone and Viacom International Inc. reflect shares subject to the conversion rights described in footnote (9) below. These shares are excluded from the column headed “Number of Outstanding Shares.”
(2)	This includes shares held through Blockbuster’s 401(k) plan as of December 31, 2003.
(3)	This includes shares held through Viacom Inc.’s 401(k) plan as of December 31, 2003.
(4)	This includes 2,000 shares that are held by a family member of Mr. Dauman.
(5)	This includes 4,000 shares that are held by a family member of Mr. Dauman.
(6)	This includes (i) 1,784,773 shares of Viacom class B common stock as to which Mr. Karmazin has sole voting power, but no investment power; and (ii) 109,418 shares of Viacom class B common stock held by the Karmazin Foundation as to which Mr. Karmazin has sole voting and shared investment power, and 427,525 shares of Viacom class B common stock held by the Karmazin Charitable Lead Annuity Trusts I and II. Mr. Karmazin disclaims beneficial ownership of the shares reported in (ii), except, in the case of the trusts, to the extent of his pecuniary interest. This also includes 271,547 shares of Viacom class B common stock owned by a family member of Mr. Karmazin, as to which he disclaims beneficial ownership.
(7)	The address for Mr. Redstone is c/o 1515 Broadway, New York, New York 10036.
(8)	Except for 80 shares of Viacom class A common stock and 10,244 shares of Viacom class B common stock owned directly by Mr. Redstone (including 164 through Viacom Inc.’s 401(k) plan), all shares are beneficially owned through National Amusements, Inc. Mr. Redstone is the Chairman and Chief Executive Officer of, and the beneficial owner of the controlling interest in, National Amusements, Inc.
(9)	This is based in part on an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 6, 2004, which was jointly filed by Viacom Inc. (“VI”), Viacom International Inc. (“VII”), NAIRI, Inc. (“NAIRI”), National Amusements, Inc. (“NAI”) and Sumner M. Redstone. VI beneficially owns 3,491,816 shares of class A common stock, of which shares 1,621,100 are held directly by VII, a wholly-owned subsidiary of VI. Approximately 70% of VI’s voting stock is owned by NAIRI, which in turn is a wholly-owned subsidiary of NAI. Beneficial ownership is attributed to Mr. Redstone due to his beneficial ownership and control of NAI, as disclosed in footnote (8) above, and NAIRI. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, each share of the Company’s class B common stock is convertible at the option of the holder thereof into one share of the Company’s class A common stock. As a result, VI, VII, NAIRI, NAI and Mr. Redstone are deemed to beneficially own 144,000,000 shares of the Company’s class A common stock through VII’s ownership of 144,000,000 shares of the Company’s class B common stock.
(10)	The address for American Century Investment Management, Inc., American Century Companies, Inc. and American Century Mutual Funds, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(11)	This is based in part on an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 20, 2004, which was jointly filed by American Century Investment Management, Inc. (“ACIM”), American Century Companies, Inc. (“ACC”) and American Century Mutual Funds, Inc. (“ACMF”). According to the Schedule 13G, ACC beneficially owns all of the reported shares through its wholly-owned subsidiary ACIM, as a result of ACIM’s acting as investment adviser to various persons, including investment companies and separate institutional investor accounts, including ACMF, which owns 4,740,735 of such shares.
(12)	The address for Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, New York 10005.
(13)	This is based in part on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2004 by Goldman Sachs Asset Management, L.P. (“GSAM”). According to the Schedule 13G, GSAM beneficially owns all of the shares reported but disclaims beneficial ownership of any securities managed by third parties on GSAM’s behalf.
(14)	The address for Husic Capital Management, Frank J. Husic & Co. and Frank J. Husic is 555 California Street, Suite 2900, San Francisco, California 94104.
(15)	This is based in part on an amendment to Schedule 13G filed with the Securities and Exchange Commission on March 16, 2001, which was jointly filed by Husic Capital Management, Frank J. Husic &

Co. and Frank J. Husic. According to the Schedule 13G, the shares are indirectly held by Frank J. Husic & Co. as the sole general partner of Husic Capital Management and by Frank J. Husic as the sole stockholder of Frank J. Husic & Co.

(16)	The address for LSV Asset Management is 1 North Wacker Drive, Suite 4000, Chicago, Illinois 60606.
(17)	This is based in part on a Schedule 13G filed with the Securities and Exchange Commission on January 8, 2004 by LSV Asset Management. According to the Schedule 13G, LSV Asset Management has sole voting power with respect to 2,780,964 of such shares and sole investment power with respect to 3,767,064 of such shares.
(18)	The address for Mellon Financial Corporation and Mellon Trust of New England, National Association is One Mellon Center, Pittsburgh, Pennsylvania 15258.
(19)	This is based in part on an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 5, 2004, which was filed by Mellon Bank, N.A. on behalf of its parent holding company, Mellon Financial Corporation (“MFC”) and MFC’s subsidiary, Mellon Trust of New England, National Association (“MTNE”). According to the Schedule 13G, (i) all of the shares reported are beneficially owned by MFC and its direct or indirect subsidiaries in their various fiduciary capacities, including MTNE, which beneficially owns 2,115,618 of such shares; and (ii) MFC has sole voting power with respect to 1,437,637 of such shares, sole investment power with respect to 2,558,364 of such shares and shared voting and investment power with respect to 3,000 of such shares; and MTNE has sole voting power with respect to 1,050,518 of such shares and sole investment power with respect to 2,109,820 of such shares.
(20)	The address for Viacom Inc. and Viacom International Inc. is 1515 Broadway, New York, New York 10036.
(21)	The address for NAIRI, Inc. and National Amusements, Inc. is 200 Elm Street, Dedham, Massachusetts 02026.
(22)	Including Mr. Redstone in the totals for the Company’s directors and current executive officers as a group, the number of outstanding shares and the number of shares underlying options or conversion rights of (i) Viacom class A common stock is 93,661,167 and 0, respectively, or 70.8% of the class; (ii) Viacom class B common stock is 108,428,259 and 19,188,374, respectively, or 7.8% of the class; (iii) Blockbuster class A common stock is 3,548,926 and 147,109,477, respectively, or 81.8% of the class and (iv) Blockbuster class B common stock is 144,000,000 and 0, respectively, or 100% of the class.
(23)	This includes information disclosed in footnotes (3) and (4) above.
(24)	This includes information disclosed in footnotes (2), (3), (5) and (6) above.
(25)	This includes information disclosed in footnote (2) above.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2003, concerning shares of Blockbuster class A common stock authorized for issuance under all of Blockbuster’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	17,847,509	$16.47	1,281,578	(1)
Equity compensation plans not approved by stockholders	—	n/a	17,500	(2)

Total	17,847,509	$16.47	1,299,078

(1)	This number includes 1,219,545 shares reserved for issuance under the Blockbuster Inc. 1999 Long-Term Management Incentive Plan and 62,033 shares available for issuance to outside directors in payment of a portion of their annual retainer fees. The Blockbuster Inc. 1999 Long-Term Management Incentive Plan was approved by Blockbuster’s stockholders at the annual meeting of stockholders held on May 23, 2000. The outside director stock retainer fees were approved by Viacom International Inc., as Blockbuster’s sole stockholder, on July 15, 1999.
(2)	Consists of shares reserved for issuance under the Blockbuster Inc. Chairman’s Award (“Chairman’s Award”). Blockbuster’s board of directors has adopted the Chairman’s Award to encourage and recognize outstanding employee achievement and performance through awards of Blockbuster class A common stock. Under this program, awards may be given to any employee falling within certain non-management classifications who has served Blockbuster or one of its subsidiaries for a minimum of two years. The awards are based on certain subjective performance criteria. After a nomination process, including review by a selection committee designated from time to time by the Chairman of the Board of Blockbuster, the Chairman may determine which, if any, nominated employees will receive a Chairman’s Award and the number of shares to be awarded at any given time. Subject to certain limitations, the Chairman also has the authority to specify such other terms and conditions as he deems necessary and advisable in connection with any award. The total aggregate number of shares of Blockbuster class A common stock that may be issued pursuant to the Chairman’s Award is 22,500. Shares issued for awards may be issued from authorized but unissued shares, treasury shares, or with shares purchased on the open market. Subject to any requirements imposed by law or the rules of any applicable stock exchange, the Blockbuster board of directors may at any time and from time to time alter, amend, suspend or terminate the Chairman’s Award in whole or in part.

Item 13.    Certain Relationships and Related Transactions.

Relationships Between the Company and Viacom Inc.

The Company and Viacom Inc. have entered into several agreements in connection with the Company’s initial public offering in August 1999 and a then-contemplated split-off, each of which is discussed below. On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its 81.5% equity interest in the Company. Viacom also announced that it anticipates that the divestiture will be achieved through a tax-free split-off, but that it will also continue to consider other alternatives. Should a divestiture be completed during 2004, the Company expects to re-negotiate or modify certain of the agreements discussed below.

Initial Public Offering Agreement

General

The Company has entered into an Initial Public Offering and Split-Off Agreement with Viacom Inc. (the “IPO Agreement”). The IPO Agreement governs the respective rights and duties of the Company and Viacom with respect to certain offerings of the Company’s common stock and other securities, including a possible split-off of the Company from Viacom or similar transaction. In addition, the IPO Agreement sets forth certain covenants to which the Company has agreed for various periods following its initial public offering and certain other provisions that would be applicable in the event that Viacom were to determine to split-off Blockbuster.

Offerings of the Company’s Securities

The Company has agreed to cooperate with Viacom in all respects to accomplish any primary offerings of the Company’s common stock and other securities while it is controlled by Viacom. The Company has also agreed that, at Viacom’s direction, it will promptly take all actions necessary or desirable to effect the foregoing, including the registration under the Securities Act of 1933, as amended, of shares of the Company’s capital stock that Viacom owns.

Expenses

Unless otherwise provided for in the IPO Agreement or any other agreement, the Company has generally agreed to pay all costs and expenses relating to any primary offerings of the Company’s common stock and other securities of the Company while controlled by Viacom.

Access to Information

Generally, the Company and Viacom have agreed to provide each other with, upon written request and subject to specified conditions, and for a specified period of time, access to information relating to the assets, business and operations of the requesting party. The Company and Viacom have agreed to keep their books and records for a specified period of time. In addition, the Company and Viacom have agreed to cooperate with each other to allow access to each other’s employees, to the extent they are necessary, to discuss and explain all requested information mentioned above and with respect to any claims brought against the other relating to the conduct of the Company’s business while controlled by Viacom.

Covenants

The Company has agreed that, for so long as Viacom is required to consolidate its results of operations and financial position, the Company will:

(i) provide Viacom with financial information regarding the Company and its subsidiaries;

(ii) provide Viacom with copies of all quarterly and annual financial information and other reports and documents the Company intends to file with the Securities and Exchange Commission prior to such filings, as well as final copies upon filing, and to actively consult with Viacom with respect to any changes made to these reports;

(iii) provide Viacom with copies of the Company’s budgets and financial projections, as well as the opportunity to meet with the Company’s management to discuss such budgets and projections;

(iv) consult with Viacom regarding the timing and content of earnings releases and cooperate fully and cause the Company’s accountants to cooperate fully with Viacom in connection with any of the Company’s public filings;

(v) consult with Viacom prior to making any changes regarding the auditors engaged by the Company which would result in the Company’s auditors being other than Viacom’s auditors, and use its reasonable best efforts to enable its auditors to complete their audit of the Company’s financial statements such that they will date their opinion the same date that Viacom’s auditors date their opinion on Viacom’s financial statements;

(vi) provide to Viacom and its auditors all information required for Viacom to meet its schedule for the filing and distribution of Viacom’s financial statements;

(vii) make the Company’s books and records available to Viacom and Viacom’s auditors, so that they may conduct reasonable audits relating to the Company’s financial statements;

(viii) adhere to specified accounting standards;

(ix) agree with Viacom on any changes to the Company’s accounting policies; and

(x) agree with Viacom regarding the Company’s accounting estimates and principles.

Other Covenants

The IPO Agreement also provides that for so long as Viacom beneficially owns 50% or more of the outstanding shares of the Company’s common stock, the Company may not take any action or enter into any commitment or agreement that may reasonably be anticipated to result, with or without notice and with or without lapse of time, or otherwise, in a contravention, or an event of default, by Viacom of:

(i) any provision of applicable law or regulation, including but not limited to provisions pertaining to the Internal Revenue Code, or the Employee Retirement Income Security Act of 1974, as amended;

(ii) any provision of Viacom’s certificate of incorporation or bylaws;

(iii) any credit agreement or other material instrument binding upon Viacom; or

(iv) any judgment, order or decree of any governmental body, agency or court having jurisdiction over Viacom or any of its assets.

Wherehouse Lease Guarantees

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment Inc. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. Under the IPO Agreement, we have agreed to indemnify Viacom Inc. with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available in connection with the Wherehouse bankruptcy, we estimated that we were contingently liable for approximately $36.0 million. Of this amount, we initially recorded a reserve of $18.7 million, which represented our estimate of the undiscounted lease guaranty obligation associated with stores that Wherehouse had indicated at that time it would vacate. During 2003, we paid approximately $8.2 million associated with the lease guarantee obligation. In addition, during the fourth quarter of 2003, based upon an estimated remaining contingent liability of $12.6 million, we reduced our reserve by $2.6 million, resulting in a remaining reserve balance of $7.9 million at December 31, 2003.

Options

The Company granted to Viacom International Inc. a continuing option, assignable to Viacom Inc. and any of its subsidiaries, to purchase, under specified circumstances, additional shares of the Company’s class B common stock or any shares of the Company’s nonvoting capital stock. These options may be exercised immediately prior to the issuance of any of the Company’s equity securities, (i) with respect to shares of the

Company’s class B common stock, only to the extent necessary to maintain Viacom International Inc.’s then-existing percentage of equity value and combined voting power of the Company’s two outstanding classes of common stock; and (ii) with respect to shares of nonvoting capital stock, to the extent necessary to own 80% of each outstanding class of such stock. The purchase price of the shares of the Company’s class B common stock purchased upon any exercise of the options, subject to specified exceptions, is based on the market price of the Company’s class A common stock. The purchase price of nonvoting capital stock is the price at which such stock may be purchased by third parties. This option terminates when Viacom or its affiliates own less than 45% of the equity of the Company.

Indemnification Procedures

The IPO Agreement sets forth the procedures that the Company and Viacom Inc. are to undertake if either of them demand to be indemnified by the other under any indemnification right given in any of the agreements between the Company and Viacom, other than the Tax Matters Agreement discussed below.

Release and Indemnification Agreement

The Company has entered into a Release and Indemnification Agreement with Viacom Inc., which will be referred to in this Proxy Statement as the “Indemnification Agreement,” under which the Company and Viacom have agreed to indemnify each other and to release each other with respect to certain matters.

Indemnification Relating to the Company’s Assets, Businesses and Operations

The Company agreed to indemnify and hold harmless Viacom and certain of its affiliates and their respective officers, directors, employees, agents, heirs, executors, successors and assigns against any payments, losses, liabilities, damages, claims and expenses and costs arising out of or relating to:

(i) the Company’s past, present and future assets, businesses and operations and other assets, businesses and operations managed by the Company or persons previously associated with the Company, except for assets, businesses and operations of Paramount Parks Inc., Spelling Entertainment Group Inc. and its subsidiaries, including Republic Entertainment Inc. and Worldvision Inc., Showtime Networks Inc., Virgin Interactive Entertainment Limited and Virgin Interactive Entertainment Inc.; and

(ii) payments, expenses and costs that Viacom paid to a third party associated with the transfer of the Company’s assets, businesses and operations from certain Viacom entities to the Company and its subsidiaries.

Viacom similarly agreed to indemnify the Company and certain of its affiliates, and the Company’s and such affiliates’ respective officers, directors, employees, agents, heirs, executors, successors and assigns, for Viacom’s past, present and future assets, businesses and operations, except for assets, businesses and operations for which the Company agreed to indemnify Viacom. In addition, the Transition Services Agreement, the Registration Rights Agreement and the Tax Matters Agreement discussed below provide for indemnification between Viacom and the Company relating to the substance of such agreements.

Indemnification Relating to the Company’s Initial Public Offering and Other Offerings

The Company generally agreed to indemnify Viacom and certain of Viacom’s affiliates against all liabilities arising out of any material untrue statements and omissions in any prospectus and any related registration statement filed with the Securities and Exchange Commission relating to the Company’s initial public offering or any other primary offering of the Company’s securities while controlled by Viacom. However, the Company’s indemnification of Viacom does not apply to information relating to Viacom, excluding information relating to the Company. Viacom agreed to indemnify the Company for this information.

Release Relating to Actions by Viacom Related to Viacom’s and the Company’s Assets, Businesses and Operations

Subject to certain exceptions, the Company released Viacom and certain of its subsidiaries and affiliates and their respective officers, directors, employees, agents, heirs, executors, successors and assigns for all losses for any and all past actions and failures to take action relating to the Company’s and Viacom’s assets, businesses and operations. Viacom similarly released the Company.

Transition Services Agreement

The Company and Viacom Inc. have entered into a Transition Services Agreement under which Viacom is providing the Company with certain accounting, management information systems, legal, financial, tax and other services. These services may change upon agreement between the Company and Viacom, and the fee for these services could be subject to adjustment. The charges for services under the Transition Services Agreement were $1.8 million during fiscal 2003. The Company also agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services.

Registration Rights Agreement

The Company and Viacom Inc. have entered into a Registration Rights Agreement, which requires the Company, upon Viacom’s request, to use the Company’s reasonable best efforts to register under the applicable federal and state securities laws any of the shares of the Company’s equity securities held by Viacom for disposition in accordance with Viacom’s intended method of disposition, and to take such other actions as may be necessary to permit the sale in other jurisdictions, subject to specified limitations. Viacom also has the right to include the shares of the Company’s equity securities Viacom beneficially owns in other registrations of these equity securities that the Company initiates. Except for the Company’s legal and accounting fees and expenses, the Registration Rights Agreement provides that Viacom generally pays all or its pro rata portion of out-of-pocket costs and expenses relating to each such registration that Viacom requests or in which it participates. Subject to specified limitations, the registration rights will be assignable by Viacom and its assigns. The Registration Rights Agreement contains indemnification and contribution provisions that are customary in transactions similar to those contemplated by this document.

Tax Matters Agreement

After the completion of the Company’s initial public offering, the Company and certain of its subsidiaries continued to be included in Viacom Inc.’s consolidated group for U.S. federal income tax purposes and Viacom’s combined, consolidated or unitary group for various state and local income tax purposes (the “consolidated group”). The Company will continue to be included in the consolidated group as long as Viacom’s ownership of the Company is at least 80% of the total voting power and 80% of the total equity value of the Company. As of March 1, 2004, Viacom owned 95.6% of the voting power and 81.5% of the total equity value of the Company. At the time of the initial public offering, the Company and Viacom entered into a Tax Matters Agreement whereby for the taxable years and portions thereof prior to August 16, 1999, Viacom will pay all taxes for the consolidated group, including any liability resulting from adjustments to tax returns relating to such taxable years or portions thereof. The Company and its subsidiaries will continue to be liable for all taxes that are imposed on a separate return basis or on a combined, consolidated or unitary basis on a group of companies that includes only the Company and its subsidiaries.

The Tax Matters Agreement requires the Company to make payments to Viacom Inc. equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 in which the Company is included in the consolidated group. This would include any amounts determined to be due as a result of a redetermination of the tax liability of the Company arising from an audit or otherwise. With respect to some tax items attributable to the Company for periods following August 16, 1999, such as foreign tax credits, alternative minimum tax credits, net operating losses and net capital losses, the Company has a right of reimbursement or offset, which is determined based on the extent to which, and the time at which, such credits or losses could have been used by the Company if it had not been included in the consolidated group. This right to reimbursement or offset continues regardless of whether the Company is a member of the consolidated group at the time the attributes could have been used. The Company is only entitled to reimbursement for carryback items that it could use on a stand-alone basis to the extent that such items result in an actual tax savings for the consolidated group. The Tax Matters Agreement also required the Company, if so requested by Viacom, to surrender all or a portion of specified U.K. tax loss carryovers generated by the Company’s subsidiaries that are resident in the United Kingdom to Viacom’s U.K. subsidiaries without any right to compensation. During the third quarter of 2002, Viacom notified the Company that the conditions pursuant to which Viacom would require the Company to surrender these losses were no longer applicable and, therefore, Viacom would not request the Company to surrender these U.K. tax loss carryovers. In the Tax Matters Agreement, the Company also agreed to pay Viacom an amount equal to any tax benefit the Company receives from the exercise of Viacom’s stock options by the Company’s employees, including in years that the Company is no longer included in Viacom’s consolidated group. The Company will also pay Viacom the amount of any income taxes with respect to income tax returns that include only the Company, which returns, as described below, will be filed by Viacom.

Viacom continues to have all the rights of a parent of a consolidated group filing consolidated federal income tax returns. Viacom has similar rights provided for by applicable state and local law with respect to a parent of a combined, consolidated or unitary group. Viacom is the sole and exclusive agent for the Company in any and all matters relating to income taxes of the consolidated group. Viacom has sole and exclusive responsibility for the preparation and filing of all income tax returns or amended returns with respect to the consolidated group. Viacom has the sole right to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of the consolidated group, except that Viacom is not entitled to compromise any such matter in a manner that would affect the Company’s liability under the Tax Matters Agreement without the Company’s consent, which may not be withheld unreasonably. Under the Tax Matters Agreement, Viacom has similar authority with regard to income tax returns that the Company files on a separate basis and related tax proceedings. This agreement may result in conflicts of interest between the Company and Viacom.

Provided that Viacom continues to beneficially own, directly or indirectly, at least 80% of the combined voting power and the value of the Company’s outstanding capital stock, the Company will be included for federal income tax purposes in the consolidated group of which Viacom is the common parent. Viacom has stated that it is the current intention of Viacom and its subsidiaries to continue to file a single consolidated federal income tax return. In certain circumstances, some of the Company’s subsidiaries also will be included with some of Viacom’s subsidiaries, other than the Company’s subsidiaries, in combined, consolidated or unitary income tax groups for state and local tax purposes. Each member of the consolidated group for federal income tax purposes will be liable for the federal income tax liability of each other member of the consolidated group. Similar principles will apply with respect to members of a combined group for state and local tax purposes. Accordingly, although the Tax Matters Agreement will allocate tax liabilities between the Company and Viacom during the period in which the Company is included in the consolidated group, the Company could be liable for the federal income tax liability of any other member of the consolidated group in the event any such liability is incurred, and not discharged, by such other member. The Tax Matters Agreement provides, however, that Viacom will indemnify the Company to the extent that, as a result of being a member of the consolidated group, the Company will become liable for the federal income tax liability of any other member of the consolidated group, other than the Company’s subsidiaries.

Other Arrangements with Viacom and its Affiliates

Interest Rate Swaps

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under its credit facility, and thereby reduced the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. The Company’s effective interest rates also included the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively, during 2003.

Paramount Pictures

The Company purchases certain movies for rental and sale directly from Paramount Pictures, a Viacom subsidiary. The Company’s total purchases from Paramount were $103.8 million for the year ended December 31, 2003. In addition, Paramount allows the Company to direct a portion of Paramount’s home video advertising expenditures. The Company received $2.2 million from Paramount in 2003 related to this arrangement.

Advertising with Viacom Affiliates

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets including Viacom affiliates, which are generally offered an opportunity of first refusal. During the year ended December 31, 2003, about $17.6 million of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates, which represented approximately 10% of the Company’s total advertising expenses during 2003.

Midway Games

Sumner M. Redstone and National Amusements, Inc. own an aggregate of about 39% of the common stock of Midway Games Inc. During the year ended December 31, 2003, the Company paid about $4.7 million for purchases of home video games from Midway. The Company believes that the terms of these purchases were no less favorable to the Company than would have been obtainable from parties in which there was no such ownership interest. The Company expects to purchase video games from Midway in the future.

Showtime Networks

The Company also has an agreement with Showtime Networks, Inc., a subsidiary of Viacom Inc., whereby the Company agreed to license from Showtime the exclusive domestic home video rights to up to 180 Showtime original motion pictures and other programs over the period from April 1, 2000 through March 31, 2005. The Company’s total purchases from Showtime were $2.3 million for the year ended December 31, 2003. In addition, during 2003, DEJ Productions, Inc., a subsidiary of the Company, received $385,000 under a distribution agreement with Showtime, pursuant to which DEJ had the exclusive right for a specified period of time to distribute certain Showtime original motion pictures.

Other

There are various other agreements between the Company and Viacom Inc. and its affiliates, which the Company believes are not material to the Company or Viacom. The Company believes the terms of these agreements approximate those that would be available from third parties.

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and other services provided to the Company in each of the last two fiscal years. Certain amounts for fiscal 2002 have been reclassified to conform to the new fiscal 2003 presentation.

	Fiscal 2003	Fiscal 2002
Audit Fees	$1,849,000	$1,242,000
Audit-Related Fees	53,000	169,000
Tax Fees	696,000	722,000
All Other Fees	32,000	5,225,000

Total Fees	$2,630,000	$7,358,000

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for such fiscal years, were $1,849,000 and $1,242,000, respectively.

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and that are not reported under “Audit Fees” above, were $53,000 and $169,000, respectively. For fiscal 2003, these services included audits of employee benefit plans and various marketing funds. For fiscal 2002, these services included those listed for 2003, as well as due diligence related to acquisitions.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning were $696,000 and $722,000, respectively. For fiscal 2003 and 2002, these services consisted of tax compliance, tax planning and tax advice with respect to various federal, state, local and international tax returns and tax audits, including tax matters relating to employees on international assignment and assistance with the audit by the Internal Revenue Service.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended December 31, 2003 and 2002 for services provided to the Company other than the services described above, were $32,000 and $5,225,000, respectively. For fiscal 2003, these services were performed by PricewaterhouseCoopers LLP at the request of and on behalf of an arbitration tribunal, and not on behalf of the Company, in an arbitration in Germany. For fiscal 2002, these services related to management consulting engagements, including (i) the design and implementation of a global point of sale system, (ii) the design and implementation of a customer relationship management database, (iii) product forecasting and allocation, (iv) the design of an upgraded warehouse management system and (v) other consulting services. Effective October 1, 2002, PricewaterhouseCoopers LLP sold its management consulting business, including the business unit providing these services, to IBM. As a result, management consulting services are no longer being provided to the Company by PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee of the Company’s Board of Directors has the sole authority and responsibility to pre-approve all audit services and permitted non-audit services to be performed for the Company by its independent accountants and the related fees. Pursuant to its charter, the Audit Committee has established pre-approval policies and procedures for permitted non-audit services. The Audit Committee considers each engagement on a case-by-case basis according to certain required criteria, including that (i) the skill set necessary for the engagement should be unique to the Company’s independent accountants and (ii) the engagement should not involve work that would result in the Company’s independent accountants eventually auditing its own work. The Company’s internal control group is responsible for meeting separately with the Company’s independent accounts, as well as the Company’s chief financial officer and its controller, on a monthly basis to review the current status of each outstanding engagement and the related fees incurred to date. The Audit Committee is updated on these outstanding engagements at each of its regular meetings. Based on these monthly reviews, if the Company anticipates that the fees for specific engagements may exceed the amount initially approved by the Audit Committee, the Audit Committee will consider proposals to increase the fees for such engagements on a case-by-case basis. The Audit Committee has delegated authority to its Chair to approve certain non-audit engagements that do not exceed $20,000 individually and $100,000 in the aggregate annually, provided that the decisions made pursuant to this delegated authority must be presented to the full committee at its next scheduled meeting. The Audit Committee has also designated an alternate committee member to approve such engagements in the event the Audit Committee Chair is unavailable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1. Financial Statements.

The financial statements of the Company filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K, on page 60.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the Consolidated Financial Statements or Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3. Exhibits.

The exhibits listed in Item 15(c) of this Part IV are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K.

On October 21, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished pursuant to Item 12 of Form 8-K with respect to the issuance of a press release dated October 21, 2003 announcing the Company’s financial results for the quarter ended September 30, 2003.

(c)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

3.2	Bylaws of Blockbuster Inc.(2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

10.1	Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc.(3)

10.2	Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.3	Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.4	Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.5	Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.6	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999.(1)(11)

10.7	Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated December 21, 2001.(5)(11)

10.8	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999.(5)(11)

10.9	Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27, 1999.(4)(11)

10.10	Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated December 18, 2000.(4)(11)

10.11	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis.(7)(11)

10.12	Employment Agreement between Blockbuster Inc. and Larry J. Zine, commencing November 23, 1999.(4)(11)

10.13	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated October 10, 2001.(11)(12)

10.14	Addendum to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003.(11)(12)

10.15	Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(11)

10.16	Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(11)

10.17	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

10.18	Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(6)

10.19	Amendment No. 1 to Initial Public Offering and Split-Off Agreement, dated as of March 25, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(9)

10.20	Amendment No. 1 to Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(10)(11)

10.21	Amendment No. 2 to Initial Public Offering and Split-Off Agreement, dated as of November 17, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(12)

10.22	Blockbuster Inc. Excess Investment Plan, as Amended Effective December 10, 2003.(11)(12)

10.23	Description of Compensation Arrangements for Independent Directors.(9)(11)

21.1	Subsidiaries of Blockbuster Inc.(12)

23.1	Consent of PricewaterhouseCoopers LLP.(12)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-8 (333-103198) filed on February 13, 2003, and incorporated herein by reference.
(9)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
(11)	The exhibit is a management contract or compensatory plan or arrangement.
(12)	Filed herewith.
(13)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO

John F. Antioco Chairman of the Board and Chief Executive Officer

Date:	March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN F. ANTIOCO John F. Antioco	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

By:	/s/ LARRY J. ZINE Larry J. Zine	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 15, 2004

By:	/s/ RICHARD J. BRESSLER Richard J. Bressler	Director	March 15, 2004

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	March 15, 2004

By:	/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	March 15, 2004

By:	/s/ LINDA GRIEGO Linda Griego	Director	March 15, 2004

By:	/s/ MEL KARMAZIN Mel Karmazin	Director	March 15, 2004

By:	/s/ JOHN L. MUETHING John L. Muething	Director	March 15, 2004

By:	/s/ SUMNER M. REDSTONE Sumner M. Redstone	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc.(1)

3.2	Bylaws of Blockbuster Inc.(2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc.(3)

10.1	Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc.(3)

10.2	Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.3	Transition Services Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.4	Registration Rights Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.5	Tax Matters Agreement between Blockbuster Inc. and Viacom Inc.(3)

10.6	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated July 15, 1999.(1)(11)

10.7	Amendment to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated December 21, 2001.(5)(11)

10.8	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999.(5)(11)

10.9	Employment Agreement between Blockbuster Inc. and Nigel Travis, commencing December 27, 1999.(4)(11)

10.10	Addendum to the Employment Agreement between Blockbuster Inc. and Nigel Travis, dated December 18, 2000.(4)(11)

10.11	Amendment, effective August 9, 2002, to Employment Agreement between Blockbuster Inc. and Nigel Travis.(7)(11)

10.12	Employment Agreement between Blockbuster Inc. and Larry J. Zine, commencing November 23, 1999.(4)(11)

10.13	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated October 10, 2001.(11)(12)

10.14	Addendum to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003.(11)(12)

10.15	Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(1)(11)

10.16	Blockbuster Inc. Senior Executive Short-Term Incentive Plan.(1)(11)

10.17	Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(1)

10.18	Amendment No. 2, dated as of May 7, 2002, to Credit Agreement, dated as of June 21, 1999, between Blockbuster Inc. and the banks named therein.(6)

10.19	Amendment No. 1 to Initial Public Offering and Split-Off Agreement, dated as of March 25, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(9)

10.20	Amendment No. 1 to Blockbuster Inc. 1999 Long-Term Management Incentive Plan.(10)(11)

10.21	Amendment No. 2 to Initial Public Offering and Split-Off Agreement, dated as of November 17, 2003, among Viacom Inc., Viacom International Inc. and Blockbuster Inc.(12)

10.22	Blockbuster Inc. Excess Investment Plan, as Amended Effective December 10, 2003.(11)(12)

10.23	Description of Compensation Arrangements for Independent Directors.(9)(11)

21.1	Subsidiaries of Blockbuster Inc.(12)

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.(12)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (333-77899), and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-8 (333-103198) filed on February 13, 2003, and incorporated herein by reference.
(9)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
(11)	The exhibit is a management contract or compensatory plan or arrangement.
(12)	Filed herewith.
(13)	Furnished herewith.