Form 10-Q
period 2004-03-31
BLOCKBUSTER INC
filed 2004-05-07
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Telephone 214-854-3000

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

Number of shares of common stock outstanding at April 30, 2004:

        Class A common stock, par value $.01 per share: 37,086,324

        Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Revenues:
Rental revenues	$1,195.5	$1,151.0
Merchandise sales	298.9	330.9
Other revenues	23.4	21.2

	1,517.8	1,503.1

Cost of sales:
Cost of rental revenues	383.8	324.7
Cost of merchandise sold	247.9	254.8

	631.7	579.5

Gross profit	886.1	923.6

Operating expenses:
General and administrative	644.5	689.1
Advertising	31.2	50.0
Depreciation	61.4	59.1
Amortization of intangibles	0.3	0.5

	737.4	798.7

Operating income	148.7	124.9
Interest expense	(10.7)	(4.6)
Interest income	0.8	0.7
Other items, net	(0.4)	(0.6)

Income before income taxes	138.4	120.4
Provision for income taxes	(52.8)	(7.8)
Equity in loss of affiliated companies, net of tax	(0.7)	—

Income before cumulative effect of change in accounting principle	84.9	112.6
Cumulative effect of change in accounting principle, net of tax	(4.4)	—

Net income	$80.5	$112.6

Income per share before cumulative effect of change in accounting principle:
Basic	$0.47	$0.62

Diluted	$0.47	$0.62

Cumulative effect of change in accounting principle per share:
Basic	$(0.02)	$—

Diluted	$(0.02)	$—

Net income per share:
Basic	$0.45	$0.62

Diluted	$0.45	$0.62

Weighted-average common shares outstanding:
Basic	179.6	181.0

Diluted	180.1	182.0

Cash dividends per common share	$0.02	$0.02

The accompanying notes are an integral

part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$233.4	$137.0
Receivables, less allowances of $13.0 and $14.0 for 2003 and 2004, respectively	183.7	162.2
Merchandise inventories	415.1	417.5
Prepaid assets and other current assets	128.1	161.2

Total current assets	960.3	877.9

Rental library	354.4	347.1
Receivable from Viacom, net	7.9	—
Property and equipment, net	815.8	808.9
Intangibles, net	34.4	34.5
Goodwill	2,627.7	2,627.7
Other assets	54.4	51.6

	$4,854.9	$4,747.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$565.1	$464.2
Accrued expenses	614.6	563.3
Payable to Viacom	—	29.0
Current portion of long-term debt	124.1	64.7
Current portion of capital lease obligations	20.7	20.8
Deferred taxes	3.3	3.3

Total current liabilities	1,327.8	1,145.3

Long-term debt	0.7	0.2
Capital lease obligations	74.4	73.1
Deferred taxes	48.0	47.2
Other liabilities	154.7	119.5

	1,605.6	1,385.3

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 36.9 and 37.1 shares issued and outstanding for 2003 and 2004, respectively	0.4	0.4
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,227.3	6,225.9
Retained deficit	(2,938.6)	(2,826.0)
Accumulated other comprehensive loss	(41.2)	(39.3)

Total stockholders’ equity	3,249.3	3,362.4

	$4,854.9	$4,747.7

The accompanying notes are an integral

part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$80.5	$112.6
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	61.7	59.6
Rental amortization	277.2	192.9
Cumulative effect of change in accounting principle, net of tax	4.4	—
Deferred taxes and other	9.3	(0.4)
Change in operating assets and liabilities:
Decrease in receivables	25.0	21.4
Decrease in receivable from/increase in payable to Viacom	41.9	37.3
(Increase) decrease in merchandise inventories	86.8	(2.5)
(Increase) decrease in prepaid and other assets	0.6	(41.1)
Decrease in accounts payable	(338.1)	(103.2)
Decrease in accrued expenses and other liabilities	(64.0)	(86.2)

Net cash flow provided by operating activities	185.3	190.4

Cash flows from investing activities:
Rental library purchases	(199.4)	(173.3)
Capital expenditures	(23.7)	(49.7)
Proceeds from notes receivable	1.7	0.1
Cash used for acquisitions, net	—	(0.4)

Net cash flow used for investing activities	(221.4)	(223.3)

Cash flows from financing activities:
Proceeds from credit agreement	110.0	20.0
Repayments on credit agreement	(80.0)	(70.0)
Net repayments on other notes	(4.5)	(9.6)
Net proceeds from the exercise of stock options	0.5	1.9
Cash dividends	(3.6)	(3.6)
Capital lease payments	(6.0)	(4.9)

Net cash flow provided by (used for) financing activities	16.4	(66.2)

Effect of exchange rate changes on cash	0.9	2.7

Net decrease in cash and cash equivalents	(18.8)	(96.4)
Cash and cash equivalents at beginning of period	152.5	233.4

Cash and cash equivalents at end of period	$133.7	$137.0

Supplemental cash flow information:
Cash payments for interest	$13.5	$3.9
Cash payments for taxes	$1.0	$1.2
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$1.5	$3.8

The accompanying notes are an integral

part of these unaudited consolidated financial statements.

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K, except where discussed below.

On February 10, 2004, Viacom Inc. (“Viacom”) announced its intentions to pursue the divestiture of its equity interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to further approval by the Viacom board of directors and an assessment of market conditions. In the event of a split-off, the Company anticipates that the Blockbuster board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders including Viacom.

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

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 15.7 million and 17.8 million shares of Class A common stock were outstanding as of March 31, 2003 and 2004, respectively. Because their inclusion would be anti-dilutive, 13.0 million and 4.6 million stock options were excluded from the computation of the weighted-average shares for diluted EPS for the three months ended March 31, 2003 and 2004, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2003	2004
Weighted-average shares for basic EPS	179.6	181.0
Incremental shares for stock options	0.5	1.0

Weighted-average shares for diluted EPS	180.1	182.0

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income, such as foreign currency translation gains and losses. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of comprehensive income (loss) impacting the Company. The cash flow hedges matured during the first and third quarters of 2003. The balances in accumulated comprehensive loss consist of the following:

	At December 31, 2003	At March 31, 2004
Fair value of interest rate swaps, net of deferred taxes	$—	$—
Accumulated foreign currency translation adjustment	(41.2)	(39.3)

Accumulated comprehensive loss	$(41.2)	$(39.3)

Comprehensive income for the three months ended March 31, 2003 and 2004 was as follows:

	Three Months Ended March 31,
	2003	2004
Net income	$80.5	$112.6
Change in fair value of interest rate swaps, net of deferred taxes	4.0	—
Foreign currency translation adjustment	(1.5)	1.9

Total comprehensive income	$83.0	$114.5

Stock Option Plans

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom issue options at exercise prices at least equal to the market value at the date of grant.

The following table shows Blockbuster’s net income for the three months ended March 31, 2003 and 2004, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Pro forma net income:
Reported net income	$80.5	$112.6
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4.2)	(7.0)

Pro forma net income	$76.3	$105.6

Net income per share:
Basic	$0.45	$0.62

Basic – pro forma	$0.42	$0.58

Diluted	$0.45	$0.62

Diluted – pro forma	$0.42	$0.58

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

During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000.

Note 2—Changes in Accounting Principle

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs.

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability of $9.9 million is included in other long-term liabilities and capitalized retirement costs of $2.1 million is included in property and equipment, net, in the Company’s consolidated balance sheet as of March 31, 2004.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the three months ended March 31, 2003.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revised interpretation (“FIN 46-R”). The provisions of FIN 46 must be applied for the first

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

interim or annual period ending after December 15, 2003 for all entities created after January 31, 2003 and the provisions of FIN 46-R must be adopted for the first interim or annual period ending after March 15, 2004 for all entities. The Company adopted the provisions of FIN 46 and FIN 46-R with no resulting impact to its results of operations or financial position.

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $12.3 million and $23.5 million for the three months ended March 31, 2003 and 2004, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 4—Credit Agreement

As of March 31, 2004, the Company’s unsecured credit agreement (the “Blockbuster Credit Agreement”) was comprised of a $600.0 million long-term revolver due July 1, 2004 and $50.0 million remaining under a term loan which matures on July 1, 2004. At March 31, 2004, no amounts were outstanding under the long-term revolver and the Company’s available borrowing capacity under the Blockbuster Credit Agreement totaled $650.0 million. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at March 31, 2004 for borrowings under the Blockbuster Credit Agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2004). The Blockbuster Credit Agreement expires on July 1, 2004, and the Company expects to extend some portion of the Blockbuster Credit Agreement or enter into a new bank credit facility prior to its expiration.

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2004, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

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

Note 5—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available to the Company in connection with the Wherehouse bankruptcy, the Company estimated a contingent liability of approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guaranty obligation at that time. No amounts were paid during the first quarter of 2004. As of December 31, 2003 and March 31, 2004, the Company had $7.9 million of reserve recorded, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes in existing information.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in July 2002, judgment was entered in favor of Blockbuster, Viacom and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs appealed the judgment. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Blockbuster currently is a defendant in 18 lawsuits filed by customers in 11 states and the District of Columbia between February 1999 and August 2001. These cases, 17 of which are putative class action lawsuits, allege common law and statutory claims for fraud, deceptive practices and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between July 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release; (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation; and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. The objecting parties have filed petitions for review with the Texas Supreme Court. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past nor present extended viewing fee policies were unconscionable as a matter of law; (ii) found no breach and no penalty as a matter of law; and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In February 2003, in a Canadian case, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. The case was subsequently settled with the plaintiff releasing all claims against the Company and neither party seeking costs relating to the certification hearing. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and the parties await a decision by the Quebec Court. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista’s motion for partial summary adjudication stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster’s motion for reconsideration in February 2004. The California federal court’s ruling did not adjudicate the merits of Buena Vista’s claims. Rather, the ruling granted summary adjudication concerning one of the affirmative defenses pled by Blockbuster in response to the claims asserted by Buena Vista.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in February and March 2003, John Reynolds, Eva Crescente and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions have been consolidated into one action styled In re Blockbuster Inc. Securities Litigation, which is pending in federal court in Texas. Lead plaintiffs are City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. Blockbuster and certain directors and officers of Blockbuster are named as defendants. The consolidated amended complaint, filed in July 2003, claims violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleges that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. It also alleges that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs seek unspecified compensatory damages. Blockbuster’s motion to dismiss was granted by the federal court and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice, by Memorandum Opinion and Order dated April 26, 2004. The court specifically found that Blockbuster’s statements prior to December 17, 2002 regarding Blockbuster’s future economic performance are protected by law and not actionable under any legal theory. The court also found many of the claims by plaintiffs were based on statements that were immaterial as a matter of law. To the extent the court did not dismiss plaintiffs’ claims with prejudice, the court has given plaintiffs the opportunity to replead certain claims. In February 2003, Ronald A. Young filed a stockholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff also claims violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and adds common law breach of fiduciary duties against the individual defendants. In March 2003, Elizabeth French filed a stockholder derivative action in Texas state court naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Texas state court, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in February 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who are also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the anticipated transaction. As of yet, no definitive transaction has been identified by Blockbuster. Blockbuster believes the plaintiff’s positions are without merit. Plaintiff has agreed to temporarily stay any action. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

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

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended March 31,
	2003	2004
Statement of Operations Data:
Revenues	$1,517.8	$1,503.1
Cost of sales	631.7	579.5

Gross profit	886.1	923.6
Operating expenses	737.4	798.7

Operating income	148.7	124.9

Interest expense	(10.7)	(4.6)
Interest income	0.8	0.7
Other items, net	(0.4)	(0.6)

Income before income taxes	138.4	120.4
Provision for income taxes	(52.8)	(7.8)
Equity in loss of affiliated companies, net of tax	(0.7)	—

Income before cumulative effect of change in accounting principle	84.9	112.6

Cumulative effect of change in accounting principle, net of tax	(4.4)	—

Net income	$80.5	$112.6

Cash Flow Data:
Cash flow provided by operating activities	$185.3	$190.4
Cash flow used for investing activities	(221.4)	(223.3)
Cash flow provided by (used for) financing activities	16.4	(66.2)

Margins:
Rental margin (1)	67.9%	71.8%
Merchandise margin (2)	17.1%	23.0%
Gross margin (3)	58.4%	61.4%

Worldwide Store Data:
Same-store revenues increase (decrease) (4)	5.3%	(7.0)%
Total system-wide stores at end of period	8,617	8,891

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same stores for the comparable period in the prior year.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Overview. Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 8,900 stores in the United States, its territories and 26 other countries as of March 31, 2004. As a part of our goal to become a complete source for movies and games, during 2003, we focused our attention on improving the profitability of our rental and retail businesses. During 2004, we are taking advantage of this profitability and the traffic generated by our core rental business to fund and create awareness for our new initiatives.

The rental market continued to decline during the first quarter of 2004, due, in part, to significant unfavorability in the quarter-over-quarter U.S. home video release schedule for both rental and retail titles. These factors and continued competition from the overall market for retail DVD sales resulted in a 7.0% decrease in worldwide same-store revenues for the three months ended March 31, 2004. Our continued focus on profitability allowed us to maintain favorable profitability despite the first quarter same-store revenue decline. Gross margin during the quarter improved 300 basis points as compared with the first quarter of 2003 as a result of improved product buying, increased selling prices of retail movies and reduced shrinkage of retail DVD and video game inventory. During the first quarter of 2004, we recognized a tax benefit of $37.1 million resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000.

During 2004, we are investing additional resources to implement key new initiatives and growth opportunities in order to complement our mature rental business, including:

•	Expansion of our rental subscription programs. Our movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles for one price during the term of the respective pass, subject to certain limitations. We are planning to expand our offering of movie rental passes to substantially all of our domestic stores during mid-2004. Additionally, during late 2004, we are planning to launch an online subscription service in order to more actively participate in the growing market for online rental subscription services.

•	Continued development of our game store-in-store concepts. Our game store-in-store concepts allow customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. As of March 31, 2004, we had 179 game store-in-store locations and we plan to open additional locations throughout 2004.

•	Continued development of our movie and game trading models. Trading allows customers to trade their previously used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. Promoting this new initiative in the first quarter of 2004 has allowed us to improve our selection of product and we believe that it will, in turn, increase sales of new and used DVDs and games. We plan to offer movie trading in approximately 2,000 BLOCKBUSTER® stores worldwide by the end of 2004.

As a result of continued softness in the rental industry, we expect worldwide same-store revenues to decrease during the second quarter of 2004. In addition, as a result of continued softness in the rental industry and the realistic ramp-up rates for our new initiatives, we expect only moderate increases in total revenues during 2004. To the extent that the home video rental industry experiences added competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. In addition, as we continue to develop and implement our new initiatives, we expect to incur $70 million to $90 million of incremental operating expenses and to increase our total capital expenditures to approximately $250 million to $280 million for 2004. Most of the additional costs are expected to be incurred during the second half of the year. In the event management decides to accelerate spending on new initiatives, the incremental operating expenses, discussed above, could increase. While these factors will result in decreased operating income during 2004, we believe that revenues and profits from these new initiatives will benefit Blockbuster going forward by replacing declining movie rental revenues, adding incremental future revenues and supporting future profitability growth.

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its equity interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to further approval by the Viacom board of directors and an assessment of market conditions. Should the divestiture be completed during 2004, we anticipate that the re-negotiation of services or contracts currently provided through Viacom and the costs of the transaction itself will result in increased operating expenses. In addition, in the event of a split-off, the Company anticipates that the Blockbuster board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders including Viacom. We believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique corporate goals and avenues for expansion.

Revenues. Revenues decreased $14.7 million, or 1.0%, from the first quarter of 2003 to the first quarter of 2004 primarily as a result of a decline in rental revenues, which was partially offset by an increase in merchandise sales. The following is a summary of revenues by category:

	Three Months Ended March 31,
	2003		2004		Increase/ (Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,195.5	78.8%	$1,151.0	76.6%	$(44.5)	(3.7)%
Merchandise sales	298.9	19.7%	330.9	22.0%	32.0	10.7%
Other revenues	23.4	1.5%	21.2	1.4%	(2.2)	(9.4)%

Total revenues	$1,517.8	100.0%	$1,503.1	100.0%	$(14.7)	(1.0)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(8.2)%	(10.0)%	(1.4)%
Merchandise sales	(2.5)%	(11.1)%	11.7%
Total revenues	(7.0)%	(10.2)%	2.8%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall revenues primarily reflects a 7.0% decrease in worldwide same-store revenues during the first quarter of 2004. This decrease was offset by the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in both domestic and international same-store rental revenues and a decrease in domestic same-store retail revenues. International same-store retail revenues increased substantially during the first quarter of 2004 as a result of strong growth in both movie and game sales. The rental market experienced lighter traffic industry-wide during the first quarter of 2004 as compared with the first quarter of 2003 as a result of continued competition from the overall market for retail DVD sales and an unfavorable quarter-over-quarter U.S. home video release schedule, which negatively impacted both rental revenues and retail movie sales.

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

In order to provide our customers with new and innovative rental programs, we currently offer store-based subscription movie rental passes in approximately 1,300 stores in 15 markets and game rental passes in substantially all of our domestic stores. We plan to expand our offering of movie rental passes to substantially all of our domestic stores during mid-2004. These rental passes allow customers to rent an unlimited number of movies or games, as applicable, during the term of the pass, subject to a limit on the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term; however, if a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement.

Rental revenues decreased $44.5 million, or 3.7%, in the first quarter of 2004 as compared with the first quarter of 2003, due to decreased rentals of both movies and games. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$438.2	36.7%	$237.5	20.6%	$(200.7)	(45.8)%
DVD rental revenues	630.3	52.7%	787.8	68.5%	157.5	25.0%

Total movie rental revenues	1,068.5	89.4%	1,025.3	89.1%	(43.2)	(4.0)%
Game rental revenues	127.0	10.6%	125.7	10.9%	(1.3)	(1.0)%

Total rental revenues	$1,195.5	100.0%	$1,151.0	100.0%	$(44.5)	(3.7)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(8.7)%	(10.7)%	(1.1)%
Game rental revenues	(4.6)%	(5.5)%	(0.5)%
Total rental revenues	(8.2)%	(10.0)%	(1.4)%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to an 8.2% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores. The decrease in same-store rental revenues occurred both domestically and internationally and, in particular, reflected significant unfavorability in the quarter-over-quarter U.S. box office comparison for home video titles released during the first quarter of 2004 and generally lighter traffic in the rental industry. Our domestic operations represented 76.2% of our rental revenues in the first quarter of 2004 as compared with 80.2% of our rental revenues in the first quarter of 2003.

Movie Rental Revenues. Movie rental revenues decreased $43.2 million, or 4.0%, in the first quarter of 2004 as compared with the first quarter of 2003 due to an 8.7% decline in worldwide same-store movie rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores. The decline in worldwide same-store movie rental revenues resulted from a substantial quarter-over-quarter decline in the U.S. home video release schedule for the first quarter of 2004 as compared with the first quarter of 2003, and the continued decline in the overall rental industry resulting from increased competition from the market for retail DVD. The decrease in rental revenues was partially offset by a 0.4% increase in the rental revenues generated by the sales of previously rented movies during the first quarter of 2004 as compared with the first quarter of 2003, due to growth in international sales. DVD rental revenues continued to increase as a percentage of total rental revenues during the first quarter of 2004, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

Based upon our belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline throughout 2004. To the extent that the home video rental industry experiences added competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. We believe, however, that the rental market will stabilize beginning in 2005.

Game Rental Revenues. Game rental revenues decreased $1.3 million, or 1.0%, in the first quarter of 2004 as compared with the first quarter of 2003 due to a 4.6% decline in worldwide same-store game rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores. The decline in worldwide same-store game rental revenues continued from late 2003 as a result of increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors, both of which compete with our rental and previously played game product.

Merchandise Sales. Merchandise sales increased $32.0 million, or 10.7%, in the first quarter of 2004 as compared with the first quarter of 2003, due to increased sales of movies, games and general merchandise. The following is a summary of merchandise sales by product category:

	Three Months Ended March 31,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$20.3	6.8%	$6.3	1.9%	$(14.0)	(69.0)%
DVD sales	119.1	39.8%	137.5	41.6%	18.4	15.4%

Total movie sales	139.4	46.6%	143.8	43.5%	4.4	3.2%
Game sales	62.5	20.9%	83.4	25.2%	20.9	33.4%
General merchandise sales	97.0	32.5%	103.7	31.3%	6.7	6.9%

Total merchandise sales	$298.9	100.0%	$330.9	100.0%	$32.0	10.7%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(5.7)%	(14.5)%	25.0%
Game sales	(0.3)%	(18.7)%	9.2%
General merchandise sales	1.0%	(1.0)%	3.7%
Total merchandise sales	(2.5)%	(11.1)%	11.7%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall merchandise sales was primarily due to the impact of favorable foreign exchange rates, a net addition of 142 company-operated stores and strong growth in international same-store retail revenues, which increased 11.7% during the quarter. The increase in international same-store retail revenues resulted from increased unit sales and pricing of both movies and games. Domestic same-store retail revenues decreased 11.1% during the quarter as a result of a challenging U.S. home video release schedule, which had fewer titles with ownership appeal released during the first quarter of 2004 as compared with the first quarter of 2003, and decreased sales of game hardware as a result of our increased focus on profitability. Our domestic operations represented 51.9% of our retail revenues in the first quarter of 2004 as compared with 63.6% of our retail revenues in the first quarter of 2003. This decrease is attributable to the continued revenue growth in our U.K. subsidiary, Games Station Limited, as well as our other international retail revenues.

Movie Sales. Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, increased $4.4 million, or 3.2%, from the first quarter of 2003 to the first quarter of 2004 as a result of favorable foreign exchange rates and a net addition of 142 company-operated stores, which was offset by a 5.7% decrease in worldwide same-store movie retail revenues. The decrease in worldwide same-store movie retail revenues was the result of the release of fewer titles with ownership appeal during the first quarter of 2004 as compared with the first quarter of 2003. This factor, which was offset by a net addition of 142 company-operated stores and growth in international retail sales, contributed to a 3.6% decline in retail movie transactions. While transactions declined during the first quarter of 2004, the average retail selling price of movies increased 7.0% as a result of a continued shift from VHS to DVD. Retail DVD sales generally have a higher average selling price than retail VHS. During the first quarter of 2004, we chose to exit the new VHS retail market in substantially all of our domestic locations and, as a result, sales of new retail VHS tapes will continue to decline in coming quarters. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in approximately 2,000 BLOCKBUSTER stores worldwide by the end of 2004.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $20.9 million, or 33.4%, from the first quarter of 2003 to the first quarter of 2004, as a result of favorable foreign exchange rates, a net addition of 142 company-operated stores and the addition of 179 game store-in-store locations worldwide. These increases were offset slightly by a 0.3% decrease in worldwide same-store game retail revenues. The change in worldwide same-store game retail revenues was due, in part, to decreased sales of game hardware consoles domestically during the first quarter of 2004 as compared with the first quarter of 2003. During the first quarter of 2003, we chose to significantly decrease our domestic offering of game hardware consoles in conjunction with our increased focus on profitability, and began liquidating most of our remaining domestic game hardware console inventory. In addition, during the first quarter of 2004, we increased our retail offering of low-priced catalog, or “value,” games and increased our offering of traded games software. These factors led to a 7.7% decline in the overall average selling price of retail games during the first quarter of 2004 as compared with the first quarter of 2003. This change was almost entirely offset by a 44.7% improvement in the overall unit sales of retail games, primarily generated by international game sales, including sales by Games Station Limited and the addition of our games store-in-store locations. As we continue to add game store-in-store locations worldwide, we believe that the sales of both new and traded games in these locations will result in increased retail game sales.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $6.7 million, or 6.9%, from the first quarter of 2003 to the first quarter of 2004, as a result of a 1.0% increase in worldwide same-store general merchandise revenues, the impact of favorable foreign exchanges rates, a net addition of 142 company-operated stores and a decrease in sales to franchisees. The increase in worldwide same-store general merchandise revenues resulted primarily from the increased sales of confections resulting from improved merchandising and management of our confection inventory.

Cost of Sales. Cost of sales of $579.5 million in the first quarter of 2004 decreased $52.2 million, or 8.3%, from $631.7 million in the first quarter of 2003. The decrease in our cost of sales was primarily due to a reduction in costs resulting from decreased rental revenues and a reduction in other costs, as discussed below.

Gross Profit. Gross profit of $923.6 million in the first quarter of 2004 increased $37.5 million, or 4.2%, from $886.1 million in the first quarter of 2003, despite a decline in total revenues. The increase in gross profit was driven by the continued improvement in rental and retail margins, the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores. As a result of the strong growth in rental and retail profitability, total gross margin increased to 61.4% in the first quarter of 2004 from 58.4% in the first quarter of 2003.

Rental Gross Profit. Rental gross profit of $826.3 million in the first quarter of 2004 increased $14.6 million, or 1.8%, from $811.7 million in the first quarter of 2003. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 67.9% in the first quarter of 2003 to 71.8% in the first quarter of 2004, the impact of favorable exchange rates and a net addition of 142 company-operated stores. These increases were offset by the decline in rental revenues. The improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchases, in total and on an average store basis, were lower during the first quarter of 2004 as compared with the first quarter of 2003. Our focus on profitability, and related shift in managing rental product purchases, was implemented during the first quarter of 2003 and, as a result, the rate of rental gross margin improvement recognized during late 2003 and the first quarter of 2004 is expected to slow in coming quarters.

•	During late 2003 and early 2004, we increased the proportion of rental product purchases under revenue-sharing arrangements. This provided flexibility in our rental copy depth, while providing the ability to maintain a favorable level of movie rental gross margin.

•	With the increasing penetration of the DVD format, VHS rentals continue to decline. As a result, we have decreased our purchases of rental VHS tapes while managing the copy depth necessary to meet customer demand. Successful management of this transition during the first quarter of 2004 has improved our results in VHS rental margins.

Merchandise Gross Profit. Merchandise gross profit of $76.1 million in the first quarter of 2004 increased $25.1 million, or 49.2%, from merchandise gross profit of $51.0 million in the first quarter of 2003. The increase in merchandise gross profit was primarily due to an improvement in our merchandise gross margin, which increased to 23.0% for the first quarter of 2004 compared with 17.1% for the first quarter of 2003, the impact of favorable foreign exchange rates and a net addition of 142 company-operated stores. The increase in merchandise gross margin was primarily due to improved pricing and merchandising of retail movies and games and the significant reduction in the sales of low-margin games hardware consoles. Additionally, continued improvement in our shrink reduction procedures resulted in reduced DVD and video games shrinkage during the first quarter of 2004 as compared with the first quarter of 2003. DVD and video game products are more susceptible to shrink than our other products due to their portability and popularity. As a result of our increased focus on movies and games trading, we expect merchandise gross profit to increase in future quarters.

Operating Expenses. Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $798.7 million in the first quarter of 2004, an increase of $61.3 million, or 8.3%, from $737.4 million in the first quarter of 2003. Total operating expenses increased as a percentage of total revenues to 53.1% in the first quarter of 2004 from 48.6% in the first quarter of 2003. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $739.1 million in the first quarter of 2004, increased $63.4 million, or 9.4%, from $675.7 million in the first quarter of 2003. Selling, general and administrative expense as a percentage of total revenues increased to 49.2% in the first quarter of 2004 as compared with 44.5% in the first quarter of 2003. The change in selling, general and administrative expense in the first quarter of 2004 resulted from the following items:

•	Advertising expense increased $18.8 million, or 60.3%, reflecting increased spending for production and advertising costs associated with our purchase of the U.S. home video and television distribution rights of Monster and increased spending in association with our new initiatives.

•	Occupancy costs increased $18.7 million, or 9.1%, primarily as a result of increased foreign exchange rates, a net addition of 142 company-operated stores and the renewal of certain domestic store leases at generally higher rates.

•	Compensation expense increased $16.7 million, or 5.2%, primarily as a result of increased foreign exchange rates and additional personnel needed to support our store growth.

•	Other corporate and store expenses increased $9.2 million, or 7.6%, due primarily to increased foreign exchange rates, a net addition of 142 company-operated stores and expenses related to in-store customer service initiatives and systems and infrastructure improvements.

For the full year 2004, we expect to incur additional selling, general and administrative expenses of approximately $70 million to $90 million as we develop and launch new initiatives. These costs will include incremental advertising costs and costs to make incremental improvements in systems and infrastructure, as discussed above. In the event management decides to accelerate spending on new initiatives, the incremental operating expenses, discussed above, could increase. This estimate does not reflect the potential impact on results of operations from incremental expenses associated with any divestiture of Blockbuster by Viacom.

Depreciation Expense. Depreciation expense of $59.1 million in the first quarter of 2004 decreased $2.3 million, or 3.7%, as compared with $61.4 million in the first quarter of 2003. The decrease was primarily the result of decreased property, plant and equipment balances associated with the increase of assets which are fully depreciated. This decrease was offset by increased foreign exchange rates and a net addition of 142 company-operated stores.

Interest Expense. Interest expense of $4.6 million in the first quarter of 2004 decreased $6.1 million, or 57.0%, as compared with $10.7 million in the first quarter of 2003. The decrease in interest expense was primarily due to a substantial decrease in our outstanding debt balance and lower average interest rates in the first quarter of 2004 compared with the first quarter of 2003.

Provision for Income Taxes. We recognized a provision for income taxes of $7.8 million in the first quarter of 2004, as compared with a provision of $52.8 million in the first quarter of 2003. The provision for income taxes decreased primarily due to the recognition of a $37.1 million tax benefit during the first quarter of 2004, resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000. The remaining decrease resulted from lower earnings before taxes for our domestic operations. The effective tax rate for the first quarter of 2004, excluding the $37.1 million tax benefit, totaled 37.3% as compared with an effective tax rate of 38.3% for the first quarter of 2003.

Net Income. Net income of $112.6 million in the first quarter of 2004 represents an increase in net income of $32.1 million, or 39.9%, from net income of $80.5 million in the first quarter of 2003. This increase was due to the tax benefit and other changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and video games, and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under a credit facility. Our current credit facility expires on July 1, 2004, and we expect to extend some portion of our existing credit facility or enter into a new bank credit facility prior to its expiration. We believe that these sources of funds will provide us with adequate liquidity and capital necessary for at least the next twelve months. In connection with our possible divestiture from Viacom and possible special dividend, we may seek to enter into a larger bank credit facility, issue public or private debt securities, or some combination of the foregoing, depending on our assessment of financial market conditions and the appropriate capital structure for our company.

On February 10, 2004, Viacom announced its intentions to pursue the divestiture of its equity interest in Blockbuster. Viacom also announced that it anticipates the divestiture will be achieved through a tax-free split-off, but has left open the opportunity to consider other alternatives. This transaction is subject to further approval by the Viacom board of directors and an assessment of market conditions. In the event of a split-off, we anticipate that the Blockbuster board of directors may consider issuing a special dividend, subject to acceptable financing, to all stockholders, including Viacom. If this dividend were to be declared it could result in increased outstanding debt and increased interest expense going forward. However, we believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique corporate goals and avenues for expansion.

During the first quarter of 2004, we entered into various purchase obligations, including approximately $35.0 million of contractual obligations associated with our new initiatives and related system and infrastructure improvements, of which approximately $30.0 million are due during 2004. These amounts include both operating expenses and capital expenditures. No other material changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 occurred during the first quarter of 2004.

Capital Structure

As of March 31, 2004, our unsecured credit agreement was comprised of a $600.0 million long-term revolver due July 1, 2004 and $50.0 million remaining under a term loan which matures on July 1, 2004. At March 31, 2004, no amounts were outstanding under the long-term revolver and our available borrowing capacity under the credit agreement totaled $650.0 million. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at March 31, 2004 for borrowings under the credit agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at March 31, 2004). Our credit facility expires on July 1, 2004, and we expect to extend some portion of our existing credit facility or enter into a new bank credit facility prior to its expiration.

The credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 2004, we were in compliance with all covenants under the credit agreement. In the event that the Company issues a special dividend in connection with Viacom’s divestiture of Blockbuster, we would be required to seek approval of the dividend under the terms of our current credit agreement.

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

The following table sets forth our current portion of long-term debt and capital lease obligations:

	December 31, 2003	March 31, 2004
Current maturities of term loan, interest rate of 2.4% at December 31, 2003 and March 31, 2004, due in quarterly installments through July 2004	$100.0	$50.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	2.9	2.7
Current maturities of all other obligations	21.2	12.0

Current portion of long-term debt	124.1	64.7
Current portion of capital lease obligations	20.7	20.8

	$144.8	$85.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	December 31, 2003	March 31, 2004
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$0.7	$0.2

Long-term debt, less current portion	0.7	0.2
Capital lease obligations, less current portion	74.4	73.1

	$75.1	$73.3

Consolidated Cash Flows

Operating Activities. Net cash flow provided by operating activities increased $5.1 million, or 2.8%, from $185.3 million for the first quarter of 2003 to $190.4 million for the first quarter of 2004. The increase in operating cash flows resulted primarily from changes in working capital and increased net income. Changes in working capital used $247.8 million during the first quarter of 2003 as compared with $174.3 million during the first quarter of 2004, primarily as a result of changes in accounts payable and merchandise inventories. The changes in working capital and increased net income were partially offset by an $84.3 million decrease in rental amortization for the first quarter of 2004 as compared with the first quarter of 2003. The decrease in rental amortization resulted from our reduction in rental product purchases throughout 2003 and the first quarter of 2004 as part of our focus on profitability and our shift towards revenue-sharing purchases.

Investing Activities. Net cash flow used for investing activities increased $1.9 million from $221.4 million for the first quarter of 2003 to $223.3 million for the first quarter of 2004. This increase was primarily due to a $26.0 million increase in capital expenditures and a $1.6 million decrease in proceeds from notes receivable, during the first quarter of 2004 as compared with the first quarter of 2003. These increases were partially offset by a $26.1 million decrease in cash used for rental library purchases. We expect to increase our capital expenditures during 2004, as compared with 2003, to support our revenue and profitability growth initiatives, as well as systems and infrastructure improvements. We expect total capital expenditures for 2004 to range between $250.0 million and $280.0 million.

Financing Activities. Net cash flow used for financing activities for the first quarter of 2004 totaled $66.2 million as compared with net cash flow provided by financing activities of $16.4 million during the first quarter of 2003. This change was primarily due to net proceeds of long-term debt under our credit facility of $30.0 million for the first quarter of 2003, as compared with net repayments of long-term debt under our credit facility of $50.0 million for the first quarter of 2004.

Other Financial Measurements: Working Capital

At March 31, 2004, we had cash and cash equivalents of $137.0 million. Working capital, however, reflected a deficit of $267.4 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our growth strategies; our purchasing arrangements; our expectations related to advertising, systems and infrastructure, and other expenses; our initiatives designed to drive growth in our business; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer demand for our existing and planned product and service offerings and the related impact of competitor pricing and product and service offerings;

(ii)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(iii)	our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives;

(iv)	our ability to effectively and timely prioritize and implement our initiatives;

(v)	the extent and timing of our anticipated investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives;

(vi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(vii)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the application of existing and future accounting policies, including without limitation any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets;

(x)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with service, product and content providers on acceptable commercial terms;

(xi)	the effect of game platform cycles;

(xii)	the impact of developments affecting our outstanding litigation and claims against us; and

(xiii)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Interest Rate Risk

Total outstanding borrowings under our credit agreement at March 31, 2004 were $50.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at March 31, 2004 for these borrowings was 2.4%. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not have a material impact on our interest expense.

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

Our operations outside the United States constituted 22.9% and 29.0% of our total revenues for the three months ended March 31, 2003 and 2004, respectively. Our operations in Europe constituted 13.5% and 19.3% of our total revenues for the three months ended March 31, 2003 and 2004, respectively.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No changes in the Company’s internal control over financial reporting occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings is set forth in Note 5 to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 5. Other Information

In connection with Viacom’s announced intention to pursue its divestiture of Blockbuster, our board of directors has decided to postpone our 2004 annual meeting of stockholders. The date of our upcoming 2004 annual meeting will published through a press release and reported on Form 8-K.

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

On February 10, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished pursuant to Item 12 of Form 8-K with respect to the issuance of a press release dated February 10, 2004 announcing the Company’s financial results for the fourth quarter and full year ended December 31, 2003.

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

Date: May 7, 2004

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