Form 10-Q
period 2004-06-30
BLOCKBUSTER INC
filed 2004-08-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒    No  ☐

Number of shares of common stock outstanding at July 31, 2004:

Class A common stock, par value $.01 per share: 37,113,738

Class B common stock, par value $.01 per share: 144,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Rental revenues	$1,095.1	$1,076.0	$2,290.6	$2,227.0
Merchandise sales	275.1	323.2	574.0	654.1
Other revenues	22.0	22.0	45.4	43.2

	1,392.2	1,421.2	2,910.0	2,924.3

Cost of sales:
Cost of rental revenues	329.6	297.5	713.4	622.2
Cost of merchandise sold	219.4	252.3	467.3	507.1

	549.0	549.8	1,180.7	1,129.3

Gross profit	843.2	871.4	1,729.3	1,795.0

Operating expenses:
General and administrative	645.4	690.2	1,289.9	1,379.3
Advertising	30.9	44.4	62.1	94.4
Depreciation	61.4	59.8	122.8	118.9
Amortization of intangibles	0.2	0.7	0.5	1.2

	737.9	795.1	1,475.3	1,593.8

Operating income	105.3	76.3	254.0	201.2
Interest expense	(9.0)	(4.0)	(19.7)	(8.6)
Interest income	0.8	0.7	1.6	1.4
Other items, net	3.5	(0.4)	3.1	(1.0)

Income before income taxes	100.6	72.6	239.0	193.0
Provision for income taxes	(39.4)	(25.8)	(92.2)	(33.6)
Equity in loss of affiliated companies, net of tax	—	—	(0.7)	—

Income before cumulative effect of change in accounting principle	61.2	46.8	146.1	159.4
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)	—

Net income	$61.2	$46.8	$141.7	$159.4

Income per share before cumulative effect of change in accounting principle:
Basic	$0.34	$0.26	$0.81	$0.88

Diluted	$0.34	$0.26	$0.81	$0.88

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$(0.02)	$—

Diluted	$—	$—	$(0.02)	$—

Net income per share:
Basic	$0.34	$0.26	$0.79	$0.88

Diluted	$0.34	$0.26	$0.79	$0.88

Weighted-average shares outstanding:
Basic	179.8	181.1	179.7	181.0

Diluted	180.6	181.6	180.4	181.8

Cash dividends per common share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$233.4	$123.2
Receivables, less allowances of $13.0 and $16.2 for 2003 and 2004, respectively	183.7	149.5
Merchandise inventories	415.1	408.2
Prepaid assets and other current assets	128.1	196.2

Total current assets	960.3	877.1

Rental library	354.4	365.3
Receivable from Viacom, net	7.9	13.1
Property and equipment, net	815.8	810.7
Intangibles, net	34.4	35.8
Goodwill	2,627.7	2,637.1
Other assets	54.4	43.3

	$4,854.9	$4,782.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$565.1	$488.4
Accrued expenses	614.6	528.2
Current portion of long-term debt	124.1	52.1
Current portion of capital lease obligations	20.7	20.8
Deferred taxes	3.3	3.3

Total current liabilities	1,327.8	1,092.8

Long-term debt	0.7	—
Capital lease obligations	74.4	73.0
Deferred taxes	48.0	82.6
Other liabilities	154.7	129.2

	1,605.6	1,377.6

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 36.9 and 37.1 shares issued and outstanding for 2003 and 2004, respectively	0.4	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,227.3	6,222.8
Retained deficit	(2,938.6)	(2,779.2)
Accumulated other comprehensive loss	(41.2)	(40.6)

Total stockholders’ equity	3,249.3	3,404.8

	$4,854.9	$4,782.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$141.7	$159.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	123.3	120.1
Rental library amortization	512.6	371.4
Cumulative effect of change in accounting principle, net of tax	4.4	—
Deferred taxes and other	3.3	35.6
Change in operating assets and liabilities:
Decrease in receivables	45.1	34.0
Decrease in merchandise inventories	100.1	9.1
(Increase) decrease in receivable from Viacom	48.0	(4.9)
Increase in prepaid and other assets	(18.6)	(81.6)
Decrease in accounts payable	(304.0)	(77.5)
Decrease in accrued expenses and other liabilities	(76.6)	(110.4)

Net cash flow provided by operating activities	579.3	455.2

Cash flows from investing activities:
Rental library purchases	(435.2)	(355.7)
Capital expenditures	(55.8)	(109.1)
Cash used for acquisitions, net	—	(15.3)
Proceeds from notes receivable	3.2	0.4
Investments in affiliated companies	—	(0.5)

Net cash flow used for investing activities	(487.8)	(480.2)

Cash flows from financing activities:
Proceeds from credit agreement	140.0	70.0
Repayments on credit agreement	(240.0)	(120.0)
Net repayments on other notes	(4.3)	(22.4)
Net proceeds from the exercise of stock options	2.0	2.4
Cash dividends	(7.2)	(7.2)
Capital lease payments	(9.6)	(10.2)

Net cash flow used for financing activities	(119.1)	(87.4)

Effect of exchange rate changes on cash	4.4	2.2

Net decrease in cash and cash equivalents	(23.2)	(110.2)
Cash and cash equivalents at beginning of period	152.5	233.4

Cash and cash equivalents at end of period	$129.3	$123.2

Supplemental cash flow information:
Cash payments for interest	$20.0	$7.2
Cash payments for taxes	$45.4	$31.9
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$5.5	$9.0

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K, except where discussed below.

On February 10, 2004, Viacom Inc. (“Viacom”) announced its intention to pursue the divestiture of its equity interest in Blockbuster. To accomplish the divestiture of Blockbuster, Viacom intends to offer to its stockholders substantially all shares of common stock of Blockbuster held by Viacom and its subsidiaries in exchange for shares of Viacom common stock. In the event that all of such shares are not distributed in the exchange offer, Viacom may distribute the remaining shares pro-rata by way of a dividend. In connection with these transactions (the “Split-Off”), Blockbuster filed a Registration Statement on Form S-4 with the SEC on June 18, 2004, and amended it on July 29, 2004. Prior to the Split-Off, Blockbuster anticipates paying a special distribution of approximately $905 million, or $5 per share, to its stockholders, including Viacom.

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

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

periods in which such effect would have been dilutive on income before the cumulative effect of change in accounting principle. Options to purchase approximately 15.4 million and 17.3 million shares of Class A common stock were outstanding as of June 30, 2003 and 2004, respectively. Because their inclusion would be anti-dilutive, 8.2 million stock options were excluded from the computation of the weighted-average shares for diluted EPS for both the three and six months ended June 30, 2003 and 7.7 million stock options were excluded for the three and six months ended June 30, 2004.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Weighted-average shares for basic EPS	179.8	181.1	179.7	181.0
Incremental shares for stock options	0.8	0.5	0.7	0.8

Weighted-average shares for diluted EPS	180.6	181.6	180.4	181.8

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income, such as foreign currency translation gains and losses. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive income (loss) impacting the Company. The cash flow hedges matured during the first and third quarters of 2003. The balances in accumulated other comprehensive loss consist solely of $41.2 million and $40.6 million of accumulated foreign currency translation adjustments at December 31, 2003 and June 30, 2004, respectively.

Other comprehensive income for the three and six months ended June 30, 2003 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$61.2	$46.8	$141.7	$159.4
Change in fair value of interest rate swaps, net of deferred taxes	(0.2)	—	3.8	—
Foreign currency translation adjustment	28.0	(1.3)	26.5	0.6

Total other comprehensive income	$89.0	$45.5	$172.0	$160.0

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table shows Blockbuster’s net income for the three and six months ended June 30, 2003 and 2004, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Pro forma net income:
Reported net income	$61.2	$46.8	$141.7	$159.4
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.5)	(6.0)	(9.7)	(13.0)

Pro forma net income	$55.7	$40.8	$132.0	$146.4

Net income per share:
Basic	$0.34	$0.26	$0.79	$0.88

Basic – pro forma	$0.31	$0.23	$0.73	$0.81

Diluted	$0.34	$0.26	$0.79	$0.88

Diluted – pro forma	$0.31	$0.23	$0.73	$0.81

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

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and to increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

closure. A discounted liability of $9.6 million is included in other long-term liabilities and capitalized retirement costs of $2.0 million are included in property and equipment, net, in the Company’s consolidated balance sheet as of June 30, 2004.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the first six months of 2003.

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

Note 3—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation (“Paramount”). Total purchases from Paramount were $36.8 million and $12.5 million for the three months ended June 30, 2003 and 2004, respectively, and $49.1 million and $36.0 million for the first six months of 2003 and 2004, respectively.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

In connection with the Split-Off, Blockbuster and Viacom have amended intercompany agreements which provide, among other things, for Viacom to pay various expenses related to the transaction, for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations and for Blockbuster to provide Viacom with letters of credit in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before our August 1999 Initial Public Offering. These amendments had no material impact on the Company’s financial position or results of operations for the three or six months ended June 30, 2004.

Note 4—Credit Agreement

As of June 30, 2004, the Company’s unsecured credit agreement (the “Blockbuster Credit Agreement”) was comprised of a $600.0 million long-term revolver due on July 1, 2004 and $50.0 million remaining under a term loan with a maturity date of July 1, 2004. At June 30, 2004, no amounts were outstanding under the long-term revolver and the Company’s available borrowing capacity under the Blockbuster Credit Agreement totaled $600.0 million. On July 1, 2004, the Company extended the existing $600.0 million revolving line of credit under the Blockbuster Credit Agreement, through the earlier of Blockbuster’s entrance into a new credit facility or December 31, 2004, and reduced the available borrowing capacity to $300.0 million. Under this arrangement, and also on July 1, 2004, the Company refinanced the remaining $50.0 million outstanding under the existing

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

term loan with borrowings under the extended revolving line of credit. Interest rates under the Blockbuster Credit Agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at Blockbuster’s option at the time of borrowing. The weighted-average interest rate at June 30, 2004 for borrowings under the Blockbuster Credit Agreement was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2004).

The Blockbuster Credit Agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2004, the Company was in compliance with all covenants under the Blockbuster Credit Agreement.

In connection with the Split-Off and in order to fund the anticipated special distribution, a group of banks have committed to provide Blockbuster with senior secured credit facilities in the aggregate principal amount of $1,450.0 million. On August 3, 2004, Blockbuster announced its intentions to commence a Rule 144A offering of up to $300.0 million principal amount of senior subordinated notes due in 2012. Upon issuance of the notes, the size of the new credit facility will be reduced to $1,150.0 million, consisting of a $100.0 million term loan, a $550.0 million term loan and a $500.0 million revolving credit facility (of which $150.0 million will be reserved for issuance of one or more letters of credit in favor of Viacom, at Viacom’s expense, with respect to certain store lease guarantees originally entered into before Blockbuster’s August 1999 initial public offering). The expected proceeds of the new facilities will be used (i) to repay any amounts outstanding under the Blockbuster Credit Agreement; (ii) to pay the anticipated special distribution discussed in Note 1 above; and (iii) for working capital and other general corporate purposes. As of June 30, 2004, no amounts were available or outstanding under these new facilities.

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

Note 5—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available to the Company in connection with the Wherehouse bankruptcy, the Company estimated a contingent liability of approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guaranty obligation at that time. Blockbuster paid $2.5 million in connection with the lease guaranty obligation during the three months ended June 30, 2004. No amounts were paid during the first quarter of 2004. As of June 30, 2004, the Company had $5.4 million of reserve remaining, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes in existing information.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in July 2002, judgment was entered in favor of Blockbuster, Viacom and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs appealed the judgment. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Blockbuster currently is a defendant in 17 lawsuits filed by customers in 11 states and the District of Columbia between February 1999 and August 2001. These are putative class action lawsuits alleging common law and statutory claims for fraud, deceptive practices and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between July 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 12 of the 17 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release; (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation; and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. The objecting parties have filed petitions for review with the Texas Supreme Court. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. On June 30, 2004, the Illinois Court of Appeals affirmed the trial court’s ruling denying the motion to compel on the grounds that the arbitration issue was not ripe because (i) no named plaintiff alleged a claim subject to the arbitration agreement and (ii) because no class was certified in the case, there were no class members who signed an arbitration agreement before the court. The case has been remanded to the trial court. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past nor present extended viewing fee policies were unconscionable as a matter of law; (ii) found no breach and no penalty as a matter of law; and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In February 2003, in a Canadian case, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. The case was subsequently settled with the plaintiff releasing all claims against the Company and neither party seeking costs relating to the certification hearing. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and the parties await a decision by the Quebec Court. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista’s motion for partial summary adjudication stating in its ruling that a liquidated damages provision in the contract is enforceable. The court reaffirmed its ruling when it denied Blockbuster’s motion for reconsideration in February 2004. The California federal court’s ruling did not adjudicate the merits of Buena Vista’s claims. Rather, the ruling granted summary adjudication concerning one of the affirmative defenses pled by Blockbuster in response to the claims asserted by Buena Vista.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in February and March 2003, John Reynolds, Eva Crescente and James D. Connors each filed a putative class action complaint in federal court in Texas claiming violations of the Securities Exchange Act of 1934 and seeking a class determination for purchasers of Blockbuster stock between April 24, 2002 and December 17, 2002. In April 2003, Eva Crescente dismissed her case. The remaining two putative class actions were consolidated into one action styled In re Blockbuster Inc. Securities Litigation in federal court in Texas. Lead plaintiffs were City of Westland Police and Fire Retirement System and the Dearborn Heights General Government Employees Retirement System. Blockbuster and certain directors and officers of Blockbuster were named as defendants. The consolidated amended complaint, filed in July 2003, claimed violations of Section 10(b), Section 20(a) and Rule 10b-5 of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. The consolidated amended complaint generally alleged that the defendants made untrue statements of material fact and/or omitted to disclose material facts about the business and operations of the Company. It also alleged that the value of the Company’s common stock was therefore artificially inflated and that certain of the individual defendants sold shares of the Company’s common stock at inflated prices. The plaintiffs sought unspecified compensatory damages. Blockbuster’s motion to dismiss was granted by the federal court and the consolidated amended complaint was dismissed in its entirety, partially with prejudice and partially without prejudice, by Memorandum Opinion and Order dated April 26, 2004. The court gave plaintiffs the opportunity to replead. Plaintiffs failed to replead and the entire case was dismissed with prejudice in June 2004. In February 2003, Ronald A. Young filed a stockholder derivative action in federal court in Texas naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff claimed violations of the securities laws for the time period between February 12, 2002 and December 17, 2002 and added common law breach of fiduciary duties against the individual defendants. Young voluntarily dismissed his case on June 29, 2004 in light of the dismissal in In re Blockbuster Securities Litigation. In March 2003, Elizabeth French filed a stockholder derivative action in Texas state court naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in Texas state court, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in February 2004, Howard Vogel filed a lawsuit in the Court of Chancery of Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors at that time who were also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the anticipated transaction. Blockbuster believes the plaintiff’s positions are without merit. Plaintiff has agreed that defendants are not required to answer or otherwise respond to plaintiff’s complaint of this time. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in December 2002, Blockbuster entered into an agreement with the California Department of Industrial Relations relating to time and attendance records. In accordance with the agreement, Blockbuster completed a self-audit and made compensatory payments of approximately $13.6 million during 2003, of which $3.5 million was recorded as compensation expense during the second quarter of 2003.

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

Results of Operations

The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Statement of Operations Data:
Revenues	$1,392.2	$1,421.2	$2,910.0	$2,924.3
Cost of sales	549.0	549.8	1,180.7	1,129.3

Gross profit	843.2	871.4	1,729.3	1,795.0
Operating expenses	737.9	795.1	1,475.3	1,593.8

Operating income	105.3	76.3	254.0	201.2
Interest expense	(9.0)	(4.0)	(19.7)	(8.6)
Interest income	0.8	0.7	1.6	1.4
Other items, net	3.5	(0.4)	3.1	(1.0)

Income before income taxes	100.6	72.6	239.0	193.0
Provision for income taxes	(39.4)	(25.8)	(92.2)	(33.6)
Equity in loss of affiliated companies, net of tax	—	—	(0.7)	—

Income before cumulative effect of change in accounting principle	61.2	46.8	146.1	159.4
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)	—

Net income	$61.2	$46.8	$141.7	$159.4

Cash Flow Data:
Cash flow provided by operating activities (1)	N/A	N/A	$579.3	$455.2
Cash flow used for investing activities (1)	N/A	N/A	$(487.8)	$(480.2)
Cash flow used for financing activities (1)	N/A	N/A	$(119.1)	$(87.4)

Margins:
Rental margin (2)	69.9%	72.4%	68.9%	72.1%
Merchandise margin (3)	20.2%	21.9%	18.6%	22.5%
Gross margin (4)	60.6%	61.3%	59.4%	61.4%

Worldwide Store Data:
Same-store revenues increase (decrease) (5)	1.0%	(2.9)%	3.3%	(5.1)%
Total system-wide stores at end of period	8,698	8,974	8,698	8,974

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	Rental gross profit as a percentage of rental revenues.
(3)	Merchandise gross profit as a percentage of merchandise sales.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange.

Overview.    Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with almost 9,000 stores in the United States, its territories and 25 other countries as of June 30, 2004. As a part of our mission to become a complete source for movies and games, during 2003, we primarily focused our attention on improving the profitability of our rental and retail businesses. During 2004, we are leveraging this profitability and the traffic generated by our core rental business to fund and create awareness for our new initiatives.

The first six months of 2004 have been marked by the continued decline of the in-store rental market, which began in 2003, primarily as a result of increased competition from retail DVD sales. While this has created a challenging rental environment for the Company, it has created several new opportunities and is validating the importance of our goal to transform Blockbuster from a store-based rental-only retailer into a more diverse movie and game entertainment destination. Since June 30, 2003, we added 151 company-operated stores, net of closures, with 94 of those locations offering retail game sales only, which are primarily GameStation stores. The continued competition from retail DVD was the primary driver in our 6.7% decline in worldwide same-store rental revenues in the first six months of 2004. This decline, however, was partially offset by a 1.4% increase in worldwide same-store retail revenues driven primarily by strong growth in international retail movie and game sales. Our continued focus on profitability allowed us to maintain favorable gross profit results despite the 5.1% decline in worldwide same-store revenue for the first six months of 2004. Gross margin improved 200 basis points in the first six months of 2004 as compared with the first six months of 2003 as a result of improved rental product buying, increased selling prices of retail movies, reduced shrinkage of retail DVD and growth in higher margin international game sales. During the first quarter of 2004, we recognized a tax benefit of $37.1 million resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000.

During 2004, we are continuing to invest additional resources to implement key new initiatives and growth opportunities in order to complement our mature rental business, including:

•	Expansion of our rental subscription programs. Our movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles for one price during the term of the respective pass, subject to certain limitations. We launched the in-store BLOCKBUSTER MOVIE PASS® nationally during May 2004. Additionally, in order to more actively participate in the growing market for online rental subscription services, we launched our online subscription service in the United Kingdom in May 2004 and are currently “beta testing” our U.S. online subscription service. We plan to launch our U.S. online service by the fourth quarter of 2004.

•	Continued development of our game concepts. Our game store-in-store concepts allow customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. As of June 30, 2004, we had approximately 270 game store-in-store locations worldwide and we plan to open additional locations throughout 2004. In order to grow our video game business, we are also expanding our freestanding video game locations. We currently have 145 freestanding GameStation locations in the United Kingdom and, in May 2004, we acquired the assets of Rhino Video Games, a 40 store specialty video game concept based in the southeastern United States.

•	Continued development of our movie and game trading model. Trading allows customers to trade their previously used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. Promoting this new initiative during 2004 has allowed us to improve our selection of product, which we believe will, in turn, increase sales of new and used DVDs and games. As of June 30, 2004, we offered movie trading in approximately 400 stores in the United States and approximately 500 stores in the United Kingdom and we plan to increase this offering to approximately 2,700 BLOCKBUSTER® stores worldwide by the end of 2004. In addition, we are planning to offer game trading in BLOCKBUSTER locations that do not have a game store-in-store concept. This may include up to 2,500 U.S. BLOCKBUSTER stores, all United Kingdom stores and some other international locations by the end of 2004.

As a result of the continued softness in the rental industry, we expect worldwide same-store revenues to continue to decrease during the second half of 2004. In addition, given the realistic ramp-up rates for our new initiatives, we expect only moderate increases in total revenues during 2004. To the extent that (i) the home video rental industry experiences additional competition due to the release of titles with more ownership appeal during the second half of 2004; (ii) other factors cause rental trends to be weaker than anticipated; or (iii) foreign exchange rates become less favorable, our total revenues for 2004 could be negatively impacted. In addition, as we continue to develop and implement our new initiatives, we expect to incur approximately $90 million of incremental operating expenses and expect our total capital expenditures to range between $250 million and $280 million for 2004. During the first six months of 2004, we incurred approximately $30 million in incremental operating expenses and approximately $60 million in incremental capital expenditures in support of our new initiatives. In the event management decides to accelerate spending on new initiatives, the incremental operating expenses, discussed above, could increase. In addition, during 2005, we expect the softness in the rental industry to continue and we plan to continue to invest heavily in our business. We believe, however, that the rental market will stabilize during 2005. While these factors will result in decreased operating income during 2004 and 2005, we believe that revenues and profits from these new initiatives will benefit Blockbuster in the long-term by replacing declining movie rental revenues, adding incremental future revenues and supporting future profitability growth.

On February 10, 2004, Viacom Inc. (“Viacom”) announced its intention to pursue the divestiture of its equity interest in Blockbuster. To accomplish the divestiture, Viacom intends to offer to its stockholders substantially all shares of common stock of Blockbuster held by Viacom and its subsidiaries in exchange for shares of Viacom common stock. In the event that all of such shares are not distributed in the exchange offer, Viacom may distribute the remaining shares pro-rata by way of a dividend. In connection with these transactions (the “Split-Off”), Blockbuster filed a Registration Statement on Form S-4 with the SEC on June 18, 2004, and amended it on July 29, 2004. Prior to the Split-Off, we anticipate paying a special distribution of approximately $905 million, or $5 per share, to our stockholders, including Viacom. In connection with the Split-Off and in order to fund the anticipated special distribution, a group of banks have committed to provide us with senior secured credit facilities in the aggregate principal amount of $1,450.0 million. On August 3, 2004, Blockbuster announced its intentions to commence a Rule 144A offering of up to $300.0 million principal amount of senior subordinated notes due in 2012. Upon issuance of the notes, the size of the new credit facility will be reduced to $1,150.0 million, consisting of a $100.0 million term loan, a $550.0 million term loan and a $500.0 million revolving credit facility (of which $150.0 million will be reserved for issuance of one or more letters of credit in favor of Viacom, at Viacom’s expense, with respect to certain store lease guarantees originally entered into before our August 1999 initial public offering). The expected proceeds of the new facilities will be used (i) to repay any amounts outstanding under existing credit facilities; (ii) to pay the anticipated special distribution discussed above; and (iii) for working capital and other general corporate purposes. As of June 30, 2004, no amounts were available or outstanding under these new facilities. We anticipate that the re-negotiation of services and contracts currently provided through Viacom, in preparation for the planned completion of the Split-Off, and the costs of the transaction itself will result in increased operating and interest expenses. We believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique corporate goals and avenues for expansion.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues.    Revenues increased $29.0 million, or 2.1%, from the second quarter of 2003 to the second quarter of 2004. The following is a summary of revenues by category:

	Three Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,095.1	78.6%	$1,076.0	75.8%	$(19.1)	(1.7)%
Merchandise sales	275.1	19.8%	323.2	22.7%	48.1	17.5%
Other revenues	22.0	1.6%	22.0	1.5%	—	—

Total revenues	$1,392.2	100.0%	$1,421.2	100.0%	$29.0	2.1%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(5.0)%	(5.4)%	(3.7)%
Merchandise sales	5.8%	0.4%	13.4%
Total revenues	(2.9)%	(4.6)%	1.9%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the impact of favorable foreign exchange rates and the addition of new company-operated stores. These increases were partially offset by a 2.9% decrease in worldwide same-store revenues during the second quarter of 2004.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in both domestic and international same-store rental revenues. The rental market experienced lighter traffic industry-wide during the second quarter of 2004 as compared with the second quarter of 2003 as a result of continued competition from retail DVD sales. International same-store retail revenues increased substantially during the second quarter of 2004 as a result of strong growth in both movie and game sales.

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

In order to provide our customers with new and innovative rental programs, we launched the BLOCKBUSTER MOVIE PASS™, our store-based subscription movie rental offer, nationally during May 2004. In addition, we continue to offer game rental passes in our domestic stores. These rental passes allow customers to rent an unlimited number of movies or games, as applicable, during the term of the pass, subject to a limit on the number of items that can be taken at one time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term. If a customer keeps an item beyond the pass term, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our membership agreement.

Rental revenues decreased $19.1 million, or 1.7%, from the second quarter of 2004 as compared with the second quarter of 2003, due primarily to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Three Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$370.6	33.9%	$183.4	17.0%	$(187.2)	(50.5)%
DVD rental revenues	611.4	55.8%	774.6	72.0%	163.2	26.7%

Total movie rental revenues	982.0	89.7%	958.0	89.0%	(24.0)	(2.4)%
Game rental revenues	113.1	10.3%	118.0	11.0%	4.9	4.3%

Total rental revenues	$1,095.1	100.0%	$1,076.0	100.0%	$(19.1)	(1.7)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(5.9)%	(6.4)%	(4.3)%
Game rental revenues	1.8%	0.6%	8.0%
Total rental revenues	(5.0)%	(5.4)%	(3.7)%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 5.0% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of new company-operated stores. The decrease in same-store rental revenues occurred both domestically and internationally and reflected generally lighter traffic in the rental industry. Our domestic operations represented 77.5% of our rental revenues in the second quarter of 2004 as compared with 78.8% of our rental revenues in the second quarter of 2003.

Movie Rental Revenues.    Movie rental revenues decreased $24.0 million, or 2.4%, in the second quarter of 2004 as compared with the second quarter of 2003, due to a 5.9% decline in worldwide same-store movie rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of new company-operated stores. The decline in worldwide same-store movie rental revenues resulted from the continued decline in the overall rental industry, which continued to be negatively impacted by increased competition from retail DVD sales. These factors were compounded by a quarter-over-quarter decrease in the U.S. home video release schedule for titles with rental appeal. DVD rental revenues continued to increase as a percentage of total rental revenues during the second quarter of 2004, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

Based upon our continued belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline throughout 2004. To the extent that the home video rental industry experiences additional competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. We believe, however, that the rental market will stabilize during 2005.

Game Rental Revenues.    Game rental revenues increased $4.9 million, or 4.3%, in the second quarter of 2004 as compared with the second quarter of 2003, due to the impact of favorable foreign exchange and the addition of new company-operated stores. Worldwide same-store game rental revenues in the second quarter of 2004 increased 1.8% as compared with the second quarter of 2003, reflecting an increase in international same-store game rental revenues and relatively flat domestic same-store game rental revenues. The increase in international same-store game rental revenues for the second quarter of 2004 was driven by growth in game rentals and rental revenues generated by the sales of previously played games in several international markets. The domestic same-store game rental revenues results reflect increased rental revenues from our new domestic game store-in-store locations, which were partially offset by increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors, both of which compete with our rental and previously played game product.

Merchandise Sales.    Merchandise sales increased $48.1 million, or 17.5%, in the second quarter of 2004 as compared with the second quarter of 2003, due to increased sales of movies and games. The following is a summary of merchandise sales by product category:

	Three Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$16.0	5.8%	$5.3	1.6%	$(10.7)	(66.9)%
DVD sales	107.3	39.0%	135.8	42.0%	28.5	26.6%

Total movie sales	123.3	44.8%	141.1	43.6%	17.8	14.4%
Game sales	58.5	21.3%	88.7	27.4%	30.2	51.6%
General merchandise sales	93.3	33.9%	93.4	29.0%	0.1	0.1%

Total merchandise sales	$275.1	100.0%	$323.2	100.0%	$48.1	17.5%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	8.6%	(0.3)%	33.9%
Game sales	8.8%	2.6%	11.2%
General merchandise sales	1.2%	0.8%	1.7%
Total merchandise sales	5.8%	0.4%	13.4%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the impact of favorable foreign exchange rates, the addition of new stores and strong growth in international same-store retail revenues, which increased 13.4% during the quarter. The increase in international retail revenues resulted from increased unit sales of movies and increased units sales and pricing of games. Domestic same-store retail revenues were flat to the second quarter of 2003. Our domestic operations represented 52.2% of our retail revenues in the second quarter of 2004 as compared with 59.1% of our retail revenues in the second quarter of 2003. This decrease is attributable to the continued revenue growth in our U.K. subsidiary, GameStation, Inc., as well as our other international retail revenues, including the impact of favorable exchange rates.

Movie Sales.    Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $17.8 million, or 14.4%, from the second quarter of 2003 to the second quarter of 2004 as a result of an 8.6% increase in worldwide same-store movie retail revenues, favorable foreign exchange rates and the addition of new company-operated stores. The increase in worldwide same-store movie retail revenues was driven by strong growth in international same-store movie retail revenues, which began during the first quarter of 2004 in conjunction with our increased focus on benefiting from the growing popularity of retail DVD internationally. At the same time, domestic same-store movie retail revenues remained stable as a result of offsetting trends. First, sales of retail movies decreased as a result of lighter rental traffic and the elimination of retail VHS sales in substantially all of our domestic stores during the first quarter of 2004. These factors were partially offset by quarter-over-quarter favorability of the U.S. home video release schedule for titles with ownership appeal. The growth in international movie retail revenues was the primary driver behind an 18.3% increase in retail movie transactions worldwide. The average retail selling price of movies during the second quarter of 2004 decreased 3.3% from the second quarter of 2003 partially as a result of increased sales of traded movies. Traded movies have a lower average selling price than new retail product. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in approximately 2,700 BLOCKBUSTER stores worldwide by the end of 2004.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $30.2 million, or 51.6%, from the second quarter of 2003 to the second quarter of

2004, as a result of the addition of new company-operated stores, an 8.8% increase in worldwide same-store game retail revenues and favorable foreign exchange rates. The change in worldwide same-store game retail revenues was due, in part, to the addition of approximately 270 game store-in-store locations in BLOCKBUSTER stores worldwide. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. Additionally, international same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. These factors led to a 45.9% improvement in the overall unit sales of retail games worldwide and a 4.0% increase in the overall average selling price of retail games. As we continue to add game store-in-store locations worldwide and increase game trading opportunities in our stores, the sales of both new and traded games in these locations should result in increased retail game sales.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $0.1 million, or 0.1%, from the second quarter of 2003 to the second quarter of 2004, as a result the impact of favorable foreign exchanges rates, the addition of new company-operated stores and a 1.2% increase in worldwide same-store general merchandise revenues, which primarily reflects an increase in sales of confections resulting from improved merchandising and management of our confection inventory. These increases were partially offset by decreased sales to franchisees.

Cost of Sales.    Cost of sales of $549.8 million in the second quarter of 2004 increased $0.8 million, or 0.1%, from $549.0 million in the second quarter of 2003, primarily as a result of increased revenues. This increase was partially offset by a reduction in costs, as discussed below.

Gross Profit.    Gross profit of $871.4 million in the second quarter of 2004 increased $28.2 million, or 3.3%, from $843.2 million in the second quarter of 2003. The increase in gross profit was driven by the continued improvement in rental and retail margins and increased merchandise sales. As a result of the growth in rental and retail profitability, total gross margin increased to 61.3% in the second quarter of 2004 from 60.6% in the second quarter of 2003.

Rental Gross Profit.    Rental gross profit of $778.5 million in the second quarter of 2004 increased $13.0 million, or 1.7%, from $765.5 million in the second quarter of 2003. The increase in rental gross profit was primarily due to an improvement in our rental gross margin, which increased from 69.9% in the second quarter of 2003 to 72.4% in the second quarter of 2004, which was partially offset by the decline in rental revenues. The improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchase costs, in total and on an average store basis, were lower during the second quarter of 2004 as compared with the second quarter of 2003. Our focus on profitability was implemented in the first quarter of 2003 and, as a result, the rate of growth in gross margin recognized during late 2003 and the first quarter of 2004 slowed during the second quarter of 2004 and should continue to slow in coming quarters.

•	During late 2003 and early 2004, we increased the proportion of rental product purchases under revenue sharing arrangements. This provided flexibility in our rental copy depth, while providing the ability to maintain a favorable level of movie rental gross margin.

•	With the increasing penetration of the DVD format, VHS rentals continue to decline. As a result, we have decreased our purchases of rental VHS tapes while managing copy depth necessary to meet customer demand. Successful management of this continued transition has improved our results in VHS rental margins.

Merchandise Gross Profit.    Merchandise gross profit of $70.9 million in the second quarter of 2004 increased $15.2 million, or 27.3%, from merchandise gross profit of $55.7 million in the second quarter of 2003. The increase in merchandise gross profit was primarily due to an improvement in our merchandise gross margin, which increased to 21.9% in the second quarter of 2004 compared with 20.2% in the second quarter of 2003, and growth in merchandise sales. The increase in merchandise gross margin was primarily caused by growth in higher margin international game sales, improved pricing and merchandising of retail games internationally and increases in merchandise sales from games trading. Traded movies and games have higher average gross margins than new retail product. In addition, continued improvement in our shrink reduction procedures resulted in reduced DVD shrinkage during the second quarter of 2004 as compared with the second quarter of 2003. DVD and video game products are more susceptible to shrink than our other products due to their portability and popularity. As a result of our increased focus on movies and games trading, we expect merchandise gross profit to increase over the prior year results in future quarters.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $795.1 million in the second quarter of 2004, an increase of $57.2 million, or 7.8%, from $737.9 million in the second quarter of 2003. Total operating expenses increased as a percentage of total revenues to 55.9% in the second quarter of 2004 from 53.0% in the second quarter of 2003. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $734.6 million in the second quarter of 2004, increased $58.3 million, or 8.6%, from $676.3 million in the second quarter of 2003. Selling, general and administrative expense as a percentage of total revenues increased to 51.7% in the second quarter of 2004 as compared with 48.6% in the second quarter of 2003. The change in selling, general and administrative expense in the second quarter of 2004 resulted from the following items:

•	Other general and administrative corporate and store expenses increased $17.5 million, or 14.6%, due primarily to expenses related to our new initiatives and related systems and infrastructure improvements, the addition of new company-operated stores and increased foreign exchange rates.

•	Compensation expense increased $15.5 million, or 4.9%, primarily as a result of additional personnel needed to support our store growth and initiatives, increasing payroll and insurance costs due to general inflation and increased foreign exchange rates.

•	Advertising expense increased $13.5 million, or 43.7%, reflecting increased spending in support of our new initiatives, including the national launch of the BLOCKBUSTER MOVIE PASS during the second quarter of 2004 and the continued roll-out of our game store-in-stores, and other promotional activity and customer service initiatives.

•	Occupancy costs increased $11.8 million, or 5.6%, primarily as a result of the renewal of certain domestic store leases at generally higher rates, the net addition of new company-operated stores and increased foreign exchange rates.

For the full year 2004, we expect to incur additional selling, general and administrative expenses of approximately $90 million as we develop and launch new initiatives. These costs will include incremental advertising costs and costs to make incremental improvements in systems and infrastructure, as discussed above. In the event management decides to accelerate spending on new initiatives, the incremental operating expenses, discussed above, could increase. We anticipate that the renegotiation of services and contracts currently provided through Viacom, in preparation for the planned completion of the Split-Off, and the costs of the transaction itself will result in increased operating expenses.

Depreciation Expense.    Depreciation expense of $59.8 million in the second quarter of 2004 decreased $1.6 million, or 2.6%, as compared with $61.4 million in the second quarter of 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment and was partially offset by increased foreign exchange rates and the addition of new company-operated stores. As we roll-out our new initiatives and place the related assets into service, depreciation expense is expected to increase.

Interest Expense.    Interest expense of $4.0 million in the second quarter of 2004 decreased $5.0 million, or 55.6%, as compared with $9.0 million in the second quarter of 2003. The decrease in interest expense was primarily due to a substantial decrease in our outstanding debt balance and lower average interest rates in the second quarter of 2004 compared with the second quarter of 2003. The additional borrowings associated with the Split-Off and anticipated special distribution will result in increased outstanding debt and increased interest expense going forward.

Provision for Income Taxes.    We recognized a provision for income taxes of $25.8 million in the second quarter of 2004, as compared with a provision of $39.4 million in the second quarter of 2003. The provision for income taxes decreased primarily due to lower earnings before taxes for our domestic operations and a lower effective tax rate. The effective tax rate in the second quarter of 2004 totaled 35.5% as compared with an effective tax rate of 39.2% in the second quarter of 2003. The effective tax rate decreased primarily due to permanent benefits associated with certain income exclusions recognized during 2004.

Net Income.    Net income of $46.8 million in the second quarter of 2004 represents a decrease in net income of $14.4 million, or 23.5%, from net income of $61.2 million in the second quarter of 2003. This decrease was due to the changes discussed above.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues.    Revenues increased $14.3 million, or 0.5%, from the first six months of 2003 to the first six months of 2004. The following is a summary of revenues by category:

	Six Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$2,290.6	78.7%	$2,227.0	76.2%	$(63.6)	(2.8)%
Merchandise sales	574.0	19.7%	654.1	22.4%	80.1	14.0%
Other revenues	45.4	1.6%	43.2	1.4%	(2.2)	(4.8)%

Total revenues	$2,910.0	100.0%	$2,924.3	100.0%	$14.3	0.5%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(6.7)%	(7.8)%	(2.5)%
Merchandise sales	1.4%	(5.8)%	12.6%
Total revenues	(5.1)%	(7.5)%	2.4%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the impact of favorable foreign exchange rates and the addition of new company-operated stores, which was partially offset by a 5.1% decrease in worldwide same-store revenues during the first six months of 2004.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in both domestic and international same-store rental revenues and a decrease in domestic same-store retail revenues. The rental market experienced lighter traffic industry-wide during the first six months of 2004 as compared with the first six months of 2003 as a result of continued competition from retail DVD sales. International same-store retail revenues increased substantially during the first six months of 2004 as a result of strong growth in both movie and game sales.

Rental Revenues.    Rental revenues decreased $63.6 million, or 2.8%, in the first six months of 2004 as compared with the first six months of 2003, primarily due to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Six Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$808.8	35.3%	$420.9	18.9%	$(387.9)	(48.0)%
DVD rental revenues	1,241.7	54.2%	1,562.4	70.2%	320.7	25.8%

Total movie rental revenues	2,050.5	89.5%	1,983.3	89.1%	(67.2)	(3.3)%
Game rental revenues	240.1	10.5%	243.7	10.9%	3.6	1.5%

Total rental revenues	$2,290.6	100.0%	$2,227.0	100.0%	(63.6)	(2.8)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(7.3)%	(8.6)%	(2.6)%
Game rental revenues	(1.7)%	(2.6)%	2.7%
Total rental revenues	(6.7)%	(7.8)%	(2.5)%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 6.7% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of new company-operated stores. The decrease in same-store rental revenues occurred both domestically and internationally and primarily reflected generally lighter traffic in the rental industry. Our domestic operations represented 76.8% of our rental revenues in the first six months of 2004 as compared with 79.6% of our rental revenues in the first six months of 2003.

Movie Rental Revenues.    Movie rental revenues decreased $67.2 million, or 3.3%, in the first six months of 2004 as compared with the first six months of 2003, due to a 7.3% decline in worldwide same-store movie rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of new company-operated stores. The decline in worldwide same-store movie rental revenues resulted from a continued decline in the overall rental industry, which continued to be negatively impacted by increased competition from retail DVD sales. These factors were compounded by a period-over-period decrease in the U.S. home video release schedule for titles with rental appeal. DVD rental revenues continued to increase as a percentage of total rental revenues during the first six months of 2004, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

Based upon our continued belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline throughout 2004. To the extent that the home video rental industry experiences additional competition due to the release of titles with more ownership appeal during the second half of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. We believe, however, that the rental market will stabilize during 2005.

Game Rental Revenues.    Game rental revenues increased $3.6 million, or 1.5%, in the first six months of 2004 as compared with the first six months of 2003 due to the impact of favorable foreign exchange rates and the addition new company-operated stores. These increases were partially offset by a 1.7% decrease in worldwide same-store game rental revenues. This 1.7% decrease was caused by decreased domestic same-store game rental revenues attributable to the increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors, both of which compete with our rental and previously played game product. These decreases were partially offset by the addition of domestic game store-in-store locations and an increase in international same-store game rental revenues driven primarily by strong growth in rental revenues generated by the sales of previously played games during the first six months of 2004.

Merchandise Sales.    Merchandise sales increased $80.1 million, or 14.0%, in the first six months of 2004 as compared with the first six months of 2003, due to increased sales of movies, games and general merchandise. The following is a summary of merchandise sales by product category:

	Six Months Ended June 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$36.3	6.3%	$11.6	1.8%	$(24.7)	(68.0)%
DVD sales	226.5	39.5%	273.3	41.8%	46.8	20.7%

Total movie sales	262.8	45.8%	284.9	43.6%	22.1	8.4%
Game sales	120.9	21.1%	172.1	26.3%	51.2	42.3%
General merchandise sales	190.3	33.1%	197.1	30.1%	6.8	3.6%

Total merchandise sales	$574.0	100.0%	$654.1	100.0%	$80.1	14.0%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	1.2%	(7.8)%	29.9%
Game sales	3.7%	(10.6)%	10.1%
General merchandise sales	0.9%	(0.3)%	2.5%
Total merchandise sales	1.4%	(5.8)%	12.6%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the addition of new company-operated stores, the impact of favorable foreign exchange rates and strong growth in international same-store retail revenues, which increased 12.6% during the first six months of 2004. The increase in international same-store retail revenues resulted from increased unit sales and pricing of both movies and games. Domestic same-store retail revenues decreased 5.8% during the first six months of 2004 as compared with the first six months of 2003 as a result of decreased sales across all categories. Our domestic operations represented 52.0% of our retail revenues in the first six months of 2004 as compared with 61.4% of our retail revenues in the first six months of 2003. This decrease is attributable to the continued revenue growth in our U.K. subsidiary, GameStation, Inc., as well as our other international retail revenues, including the impact of favorable exchange rates.

Movie Sales.    Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $22.1 million, or 8.4%, from the first six months of 2003 to the first six months of 2004 as a result of a 1.2% increase in worldwide same-store movie retail revenues. The increase in worldwide same-store movie retail revenues was the result of strong growth in international same-store movie retail revenues for the first six months of 2004 driven by our increased focus on benefiting from the growing popularity of retail DVD internationally. This increase was partially offset by decreased domestic same-store movie rental revenues caused by lighter rental traffic and the elimination of retail VHS sales domestically, offset, in part, by period-over-period favorability of the U.S. home video release schedule for titles with ownership appeal. The growth in international retail revenues was the primary driver behind a 5.9% increase in worldwide retail movie transactions during the first six months of 2004 as compared with the first six months of 2003. In addition, the average worldwide retail selling price of movies increased 2.4% as a result of a continued shift from VHS to DVD, primarily during the first quarter of 2004. Retail DVD sales generally have a higher average selling price than retail VHS. During the first quarter of 2004, we chose to exit the new VHS retail market in substantially all of our domestic locations and, as a result, sales of new retail VHS tapes will continue to decline in coming quarters. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in approximately 2,700 BLOCKBUSTER stores worldwide by the end of 2004.

Game Sales.    Game sales, which include sales of new and traded game software, hardware consoles and accessories, increased $51.2 million, or 42.3%, from the first six months of 2003 to the first six months of 2004 as a result of a 3.7% increase in worldwide same-store game retail revenues, favorable foreign exchange rates and the net addition of new company-operated stores. The change in worldwide same-store game retail revenues was primarily due to the addition of approximately 270 game store-in-store locations in BLOCKBUSTER stores worldwide. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. Additionally, international same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. These factors led to a 45.3% improvement in the overall unit sales of retail games worldwide and were partially offset by decreased sales of game hardware consoles during the first six months of 2004 as compared with the first six months of 2003. During the first quarter of 2003, we chose to significantly decrease our domestic offering of game hardware consoles in conjunction with our increased focus on profitability, and liquidated most of our remaining domestic game hardware console inventory. The increases in software sales and decreases in sales of game hardware consoles led to a 2.0% decrease in the overall average selling price of retail games. As we continue to add game store-in-store locations worldwide, the sales of both new and traded games in these locations should result in increased retail game sales.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $6.8 million, or 3.6%, from the first six months of 2003 to the first six months of 2004, as a result of favorable foreign exchanges rates, the addition of new company-operated stores and a 0.9% increase in worldwide same-store general merchandise revenues, which was partially offset by decreased sales to franchisees. The 0.9% increase in worldwide same-store general merchandise revenues reflects increased confection sales resulting from improved merchandising and management of our confection inventory.

Cost of Sales.    Cost of sales of $1,129.3 million in the first six months of 2004 decreased $51.4 million, or 4.4%, from $1,180.7 million in the first six months of 2003. The decrease in our cost of sales was primarily due to a reduction in costs resulting from decreased rental revenues and a reduction in other costs, as discussed below.

Gross Profit.    Gross profit of $1,795.0 million in the first six months of 2004 increased $65.7 million, or 3.8%, from $1,729.3 million in the first six months of 2003. The increase in gross profit was driven by the continued improvement in rental and retail margins and increased merchandise sales. As a result of the strong growth in rental and retail profitability, total gross margin increased to 61.4% in the first six months of 2004 from 59.4% in the first six months of 2003.

Rental Gross Profit.    Rental gross profit of $1,604.8 million in the first six months of 2004 increased $27.6 million, or 1.7%, from $1,577.2 million in the first six months of 2003. The increase in rental gross profit was primarily due to a significant improvement in our rental gross margin, which increased from 68.9% in the first six months of 2003 to 72.1% in the six months ended June 30, 2004. These increases were offset by the decline in rental revenues. The sizeable improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchase costs, in total and on an average store basis, were lower during the first six months of 2004 as compared with the first six months of 2003. Our focus on profitability was implemented in the first quarter of 2003 and, as a result, the rate of growth in gross margins recognized during late 2003 and the first quarter of 2004 slowed during the second quarter of 2004 and should continue to slow in coming quarters.

•	During late 2003 and early 2004, we increased the proportion of rental product purchases under revenue sharing arrangements. This provided flexibility in our rental copy depth, while providing the ability to maintain a favorable level of movie rental gross margin.

•	With the increasing penetration of the DVD format, VHS rentals continue to decline. As a result, we have decreased our purchases of rental VHS tapes while managing copy depth necessary to meet customer demand. Successful management of this transition during the first half of 2004 has improved our results in VHS rental margins.

Merchandise Gross Profit.    Merchandise gross profit of $147.0 million in the first six months of 2004 increased $40.3 million, or 37.8%, from merchandise gross profit of $106.7 million in the first six months of 2003. The increase in merchandise gross profit was primarily due to substantial growth in our merchandise gross margin, which increased to 22.5% in the first six months of 2004 compared with 18.6% in the first six months of 2003, and growth in merchandise sales. The increase in merchandise gross margin was primarily caused by increased pricing of retail movies, growth in higher margin international game sales and the significant reduction in the sales of low-margin game hardware consoles during the first quarter of 2004. In addition, continued improvement in our shrink reduction procedures resulted in reduced DVD shrinkage during the first six months of 2004 as compared with the first six months of 2003. DVD and video game products are more susceptible to shrink than our other products due to their portability and popularity. As a result of our increased focus on movies and games trading, we expect merchandise gross profit to increase in future quarters.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization, were $1,593.8 million in the first six months of 2004, an increase of $118.5 million, or 8.0%, from $1,475.3 million in the first six months of 2003. Total operating expenses increased as a percentage of total revenues to 54.5% in the first six months of 2004 from 50.7% in the first six months of 2003. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,473.7 million in the first six months of 2004 increased $121.7 million, or 9.0%, from $1,352.0 million in the first six months of 2003. Selling, general and administrative expense as a percentage of total revenues increased to 50.4% in the first six months of 2004 as compared with 46.5% in the first six months of 2003. The change in selling, general and administrative expense in the first six months of 2004 resulted from the following items:

•	Advertising expense increased $32.3 million, or 52.0%, reflecting increased spending for production and advertising costs incurred during the first six months of 2004 in association with our purchase of the U.S. home video and television distribution rights of Monster and increased spending in support of our new initiatives, including the national launch of the BLOCKBUSTER MOVIE PASS during the second quarter of 2004 and the continued roll-out of Game Rush, and other promotional activity and customer service initiatives.

•	Compensation expense increased $32.2 million, or 5.1%, primarily as a result of additional personnel needed to support our store growth and initiatives and increasing payroll and insurance costs due to general inflation and increased foreign exchange rates.

•	Occupancy costs increased $30.5 million, or 7.3%, primarily as a result of the renewal of certain domestic store leases at generally higher rates, the addition of new company-operated stores and increased foreign exchange rates.

•	Other general and administrative corporate and store expenses increased $26.7 million, or 11.1%, due primarily to expenses related to our new initiatives and related systems and infrastructure improvements, the addition of new company-operated stores and increased foreign exchange rates.

For the full year 2004, we expect to incur additional selling, general and administrative expenses of approximately $90 million as we develop and launch new initiatives. These costs will include incremental advertising costs and costs to make incremental improvements in systems and infrastructure, as discussed above. In the event management decides to accelerate spending on new initiatives, the incremental operating expenses, discussed above, could increase. We anticipate that the renegotiation of services and contracts currently provided through Viacom, in preparation for the planned completion of the Split-Off, and the costs of the transaction itself will result in increased operating expenses.

Depreciation Expense.    Depreciation expense of $118.9 million in the first six months of 2004 decreased $3.9 million, or 3.2%, as compared with $122.8 million in the first six months of 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment and was partially offset by increased foreign exchange rates and the addition of new company-operated stores. As we roll-out our new initiatives and place the related assets into service, depreciation expense is expected to increase.

Interest Expense.    Interest expense of $8.6 million in the first six months of 2004 decreased $11.1 million, or 56.3%, as compared with $19.7 million in the first six months of 2003. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance and lower average interest rates in the first six months of 2004 compared with the first six months of 2003. The additional borrowings associated with the Split-Off and anticipated special distribution will result in increased outstanding debt and increased interest expense going forward.

Provision for Income Taxes.    We recognized a provision for income taxes of $33.6 million in the first six months of 2004, as compared with a provision of $92.2 million in the first six months of 2003. The provision for income taxes decreased primarily due to the recognition of a $37.1 million tax benefit during the first quarter of 2004, resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000. The remaining decrease resulted from lower earnings before taxes for our domestic operations and a lower effective tax rate. The effective tax rate in the first six months of 2004, excluding the $37.1 million tax benefit, totaled 36.6% as compared with an effective tax rate of 39.4% in the first six months of 2003. The effective tax rate decreased primarily due to permanent benefits associated with certain income exclusions recognized during 2004.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first six months of 2003. The adoption of this statement did not affect operating income or cash flow.

Net Income.    Net income of $159.4 million in the first six months of 2004 represents an increase in net income of $17.7 million from net income of $141.7 million in the first six months of 2003. The increase was attributable to the tax benefit and other changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and games, and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents. We expect to fund our future anticipated cash requirements, including the anticipated cash requirements for capital expenditures, commitments and payments of principal and interest on any borrowings, with internally generated funds, as well as with funds available under a credit facility. Our existing facility was extended on July 1, 2004, as discussed in Capital Structure below. We believe that these sources of funds, and any amounts secured under a new credit facility will provide us with adequate liquidity and capital necessary for at least the next twelve months.

On February 10, 2004, Viacom announced its intention to pursue the divestiture of its equity interest in Blockbuster. To accomplish the divestiture, Viacom intends to offer to its stockholders substantially all shares of common stock of Blockbuster held by Viacom and its subsidiaries in exchange for shares of Viacom common stock. In the event that all of such shares are not distributed in the exchange offer, Viacom may distribute the remaining shares pro-rata by way of a dividend. In connection with these transactions, Blockbuster filed a Registration Statement on Form S-4 with the SEC on June 18, 2004, and amended it on July 29, 2004. Prior to the Split-Off, we anticipate paying a special distribution of approximately $905 million, or $5 per share, to our stockholders, including Viacom. In connection with the Split-Off and in order to fund the anticipated special distribution, a group of banks have committed to provide us with senior secured credit facilities, and we have announced our intentions to commence a Rule 144A offering of senior subordinated notes, as discussed in Capital Structure below. The additional borrowings associated with the Split-Off and anticipated special distribution will result in increased outstanding debt and increased interest expense going forward. However, we believe that we can compete effectively as an independent company and that separation from Viacom would better position us to pursue our unique corporate goals and avenues for expansion.

During the first six months of 2004, we entered into various purchase obligations, including approximately $45 million of contractual obligations associated with our new initiatives and related system and infrastructure improvements, of which approximately $40 million are due during 2004. These amounts include both operating expenses and capital expenditures. In addition, we have entered into new operating lease agreements and renewed various other operating lease agreements in connection with our store locations and new on-line subscription initiatives. No other material changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 occurred during the first six months of 2004.

Capital Structure

As of June 30, 2004, our unsecured credit agreement was comprised of a $600.0 million long-term revolver due on July 1, 2004 and $50.0 million remaining under a term loan, which matured on July 1, 2004. At June 30, 2004, no amounts were outstanding under the long-term revolver and our available borrowing capacity under the agreement totaled $600.0 million. On July 1, 2004, we extended the existing $600.0 million revolving line of credit, under our credit agreement, through the earlier of our entrance into a new credit facility or December 31, 2004 and reduced the available borrowing capacity to $300.0 million. Under this arrangement, and also on July 1, 2004, we refinanced the remaining $50.0 million outstanding under the existing term loan with borrowings under the extended revolving line of credit. Interest rates under the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%), at our option at the time of borrowing. The weighted-average interest rate at June 30, 2004 for borrowings under the credit agreement, was 2.4%. A variable commitment fee based on the total leverage ratio is charged on the unused amount of the revolver (0.25% at June 30, 2004).

The existing credit agreement contains certain restrictive covenants, which, among other things, relate to the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At June 30, 2004, we were in compliance with all covenants under the credit agreement. In the event that the Company issues a special dividend in connection with Viacom’s divestiture of Blockbuster, we would be required to seek approval of the dividend under the terms of our current credit agreement. We expect that our new credit agreement will include similar restrictions.

As discussed above, a group of banks have committed to provide us with senior secured credit facilities in the aggregate principal amount of $1,450.0 million. On August 3, 2004, Blockbuster announced its intentions to commence a Rule 144A offering of up to $300.0 million principal amount of senior subordinated notes due in 2012. Upon issuance of the notes, the size of the new credit facility will be reduced to $1,150.0 million, consisting of a $100.0 million term loan, a $550.0 million term loan and a $500.0 million revolving credit facility (of which $150.0 million will be reserved for issuance of one or more letters of credit in favor of Viacom, at Viacom’s expense, with respect to certain store lease guarantees originally entered into before our August 1999 initial public offering). The expected proceeds of the new facilities will be used (i) to repay any amounts outstanding under the existing credit facilities; (ii) to pay the anticipated special distribution discussed above; and (iii) for working capital and other general corporate purposes. As of June 30, 2004, no amounts were available or outstanding under these new facilities.

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

The following table sets forth our current portion of long-term debt and capital lease obligations:

	December 31, 2003	June 30, 2004
Current maturities of term loan, interest rate of 2.4% at December 31, 2003 and June 30, 2004	$100.0	$50.0
Current maturities of equipment term loan, interest rate of 8.0%, payable monthly through April 2005, secured by certain equipment	2.9	2.1
Current maturities of all other obligations	21.2	—

Total current portion of long-term debt	124.1	52.1
Current portion of capital lease obligations	20.7	20.8

	$144.8	$72.9

The following table sets forth our long-term debt and capital lease obligations:

	December 31, 2003	June 30, 2004
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$0.7	$—

Total long-term debt, less current portion	0.7	—
Capital lease obligations, less current portion	74.4	73.0

	$75.1	$73.0

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities decreased $124.1 million, or 21.4%, from $579.3 million in the first six months of 2003 to $455.2 million in the first six months of 2004. The decrease in operating cash flows resulted from changes in both working capital and decreased net income as adjusted for non-cash items, such as rental library amortization. Although our net income for the first six months of 2004 increased by $17.7 million from the first six months of 2003, a primary contributor to this increase was reduced rental library amortization, which has no impact on our cash flow provided by operating activities. Rental library amortization decreased $141.2 million, in part, because of our continued reduction in rental library purchase costs, as discussed in investing activities below. Changes in working capital used $206.0 million in cash during the first six months of 2003 as compared with $231.3 million during the first six months of 2004, primarily as a result of changes in merchandise inventory, which was partially offset by changes in accounts payable.

Investing Activities.    Net cash flow used for investing activities decreased $7.6 million from $487.8 million in the first six months of 2003 to $480.2 million in the first six months of 2004. This decrease was primarily due to a $79.5 million decrease in cash used for rental library purchases during the first six months of 2004 as compared with the first six months of 2003. In conjunction with our continued focus on profitability, we lowered our rental product purchase costs during 2003 and the first quarter of 2004 and increased our rental product purchases made under revenue sharing arrangements during late 2003 and early 2004. The increase in purchases under revenue sharing arrangements provided flexibility in our rental copy depth and decreased the cash flow used for investing activities. The decrease in rental product purchases were partially offset by $15.3 million spent for acquisitions during the first six months of 2004 and a $53.3 million increase in capital expenditures.

We plan to continue to increase our capital expenditures during 2004, as compared with 2003, to support our revenue and profitability growth initiatives, as well as systems and infrastructure improvements. We expect total capital expenditures for 2004 to range between $250.0 million and $280.0 million. Total capital expenditures in the first six months of 2004 totaled $109.1 million.

Financing Activities.    Net cash flow used for financing activities decreased $31.7 million from $119.1 million in the first six months of 2003 to $87.4 million in the first six months of 2004. This change was primarily due to net repayments of long-term debt under our credit facility of $100.0 million in the first six months of 2003, as compared with net repayments of long-term debt under our credit facility of $50.0 million in the first six months of 2004. These amounts were partially offset by net repayments on other notes, which totaled $4.3 million in the first six months of 2003 as compared with $22.4 million during the first six months of 2004.

Other Financial Measurements: Working Capital

At June 30, 2004, we had cash and cash equivalents of $123.2 million. Working capital, however, reflected a deficit of $215.7 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we operate, from time to time, with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our growth strategies; our purchasing arrangements; our expectations related to advertising, systems and infrastructure, and other expenses; our initiatives designed to drive growth in our business, including the timing of expenditures related to such initiatives; our industry expectations; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer demand for our existing and planned product and service offerings, including new offerings related to our subscription, trading and games initiatives, and the related impact of competitor pricing and product and service offerings;

(ii)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(iii)	our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives;

(iv)	our ability to effectively and timely prioritize and implement our initiatives;

(v)	the extent and timing of our anticipated investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives;

(vi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(vii)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and in our operating model, including support for our new subscription, trading and games initiatives;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	any impact of Viacom’s anticipated divestiture of its interest in us, including our anticipated payment of a special distribution and incurrence of new debt;

(x)	the application of existing and future accounting policies and pronouncements, including without limitation any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and the potential impact of pronouncements such as the Financial Accounting Standards Board Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, or pending legislation such as H.R. 3574, The Stock Option Accounting Reform Act;

(xi)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with service, product and content providers on acceptable commercial terms;

(xii)	the studios’ dependence on revenues generated from retail home video and their maintenance and timing of exclusive distribution windows for retail home video;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us; and

(xv)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Interest Rate Risk

Total outstanding borrowings under our credit agreement at June 30, 2004 were $50.0 million. Interest rates for the credit agreement are based on the prime rate in the United States or LIBOR (plus a margin, or “LIBOR spread,” based on leverage ratios, which is currently 1.25%) at our option at the time of borrowing. The weighted-average interest rate at June 30, 2004 for these borrowings was 2.4%. We are primarily vulnerable to changes in LIBOR, however, we do not believe this exposure to be material. A one percentage point increase or decrease in LIBOR would not have a material impact on our interest expense. We expect interest expense to increase in the future as a result of the expected additional $1.45 billion in borrowings associated with the Split-Off and anticipated special distribution, as discussed in the Liquidity and Capital Resources section. To the extent that the interest rates are variable on these borrowings, fluctuations in LIBOR would have a material impact on our interest expense.

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

Our operations outside the United States constituted 25.0% and 28.2% of our total revenues for the three months ended June 30, 2003 and 2004, respectively, and 23.9% and 28.6% for the first six months of 2003 and 2004, respectively. Our operations in Europe constituted 14.8% and 18.0% of our total revenues for the three months ended June 30, 2003 and 2004, respectively, and 14.1% and 18.7% for the first six months of 2003 and 2004, respectively.

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

No changes in the Company’s internal control over financial reporting occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings is set forth in Note 5 to Consolidated Financial Statements, “Commitments and Contingencies,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (4)

10.1	Letter agreement between Viacom Inc. and John F. Antioco, dated June 16, 2004. (4)(6)

10.2	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated June 18, 2004. (4)(6)

10.3	Amendment No. 3, dated as of June 30, 2004, to the Credit Agreement, dated as of June 21, 1999, as amended, among Blockbuster Inc. and the banks named therein. (4)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.
(6)	The exhibit is a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On April 21, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K. Information was furnished pursuant to Item 12 of Form 8-K with respect to the issuance of a press release dated April 21, 2004 announcing the Company’s financial results for the first quarter ended March 31, 2004.

On June 18, 2004, the Company filed under Item 9 a Current Report on Form 8-K with respect to the issuance of a press release dated June 18, 2004 announcing the split-off exchange offer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Larry J. Zine
Larry J. Zine
Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(on behalf of the Registrant and in his capacity as principal financial officer)

Date: August 9, 2004

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Bylaws of Blockbuster Inc. (2)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (3)

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (4)

10.1	Letter agreement between Viacom Inc. and John F. Antioco, dated June 16, 2004. (4)(6)

10.2	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated June 18, 2004. (4)(6)

10.3	Amendment No. 3, dated as of June 30, 2004, to the Credit Agreement, dated as of June 21, 1999, as amended, among Blockbuster Inc. and the banks named therein. (4)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-1 (File No. 333-77899) and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(4)	Filed herewith.
(5)	Furnished herewith.
(6)	The exhibit is a management contract or compensatory plan or arrangement.