Form 10-Q
period 2004-09-30
BLOCKBUSTER INC
filed 2004-11-08
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

Number of shares of common stock outstanding at November 2, 2004:

Class A common stock, par value $.01 per share: 109,122,848

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Rental revenues	$1,096.0	$1,054.6	$3,386.6	$3,281.6
Merchandise sales	263.8	333.0	837.8	987.1
Other revenues	24.7	22.4	70.1	65.6

	1,384.5	1,410.0	4,294.5	4,334.3

Cost of sales:
Cost of rental revenues	311.6	294.8	1,025.0	917.0
Cost of merchandise sold	203.3	253.4	670.6	760.5

	514.9	548.2	1,695.6	1,677.5

Gross profit	869.6	861.8	2,598.9	2,656.8

Operating expenses:
General and administrative	653.9	713.2	1,943.8	2,092.5
Advertising	50.1	70.3	112.2	164.7
Depreciation	65.7	61.5	188.5	180.4
Impairment of goodwill and other long-lived assets	—	1,504.4	—	1,504.4
Amortization of intangibles	0.3	0.7	0.8	1.9

	770.0	2,350.1	2,245.3	3,943.9

Operating income (loss)	99.6	(1,488.3)	353.6	(1,287.1)
Interest expense	(7.7)	(9.7)	(27.4)	(18.3)
Interest income	0.7	1.2	2.3	2.6
Other items, net	(1.0)	0.4	2.1	(0.6)

Income (loss) before income taxes	91.6	(1,496.4)	330.6	(1,303.4)
Benefit (provision) for income taxes	(27.9)	80.0	(120.1)	46.4
Equity in loss of affiliated companies, net of tax	—	—	(0.7)	—

Income (loss) before cumulative effect of change in accounting principle	63.7	(1,416.4)	209.8	(1,257.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)	—

Net income (loss)	$63.7	$(1,416.4)	$205.4	$(1,257.0)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.35	$(7.82)	$1.17	$(6.94)

Diluted	$0.35	$(7.82)	$1.16	$(6.94)

Cumulative effect of change in accounting principle per share:
Basic	$—	$—	$(0.02)	$—

Diluted	$—	$—	$(0.02)	$—

Net income (loss) per share:
Basic	$0.35	$(7.82)	$1.14	$(6.94)

Diluted	$0.35	$(7.82)	$1.14	$(6.94)

Weighted-average shares outstanding:
Basic	180.1	181.1	179.8	181.1

Diluted	181.8	181.1	180.9	181.1

Recurring cash dividends per common share	$0.02	$0.02	$0.06	$0.06

Special distribution per common share	$—	$5.00	$—	$5.00

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$233.4	$190.9
Receivables, less allowances of $13.0 and $16.2 for 2003 and 2004, respectively	183.7	143.4
Merchandise inventories	415.1	427.6
Prepaid assets and other current assets	128.1	183.9

Total current assets	960.3	945.8

Rental library	354.4	382.5
Receivable from Viacom, net	3.5	40.2
Property and equipment, net	815.8	812.1
Intangibles, net	34.4	34.8
Goodwill	2,627.7	1,135.5
Other assets	54.4	62.6

	$4,850.5	$3,413.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$565.1	$520.4
Accrued expenses	610.2	549.5
Current portion of long-term debt	124.1	1.4
Current portion of capital lease obligations	20.7	20.7
Deferred taxes	3.3	3.0

Total current liabilities	1,323.4	1,095.0

Long-term debt	0.7	1,000.0
Capital lease obligations	74.4	71.7
Deferred taxes	48.0	13.8
Other liabilities	154.7	145.1

	1,601.2	2,325.6

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 400.0 shares authorized; 36.9 and 37.1 shares issued and outstanding for 2003 and 2004, respectively	0.4	0.4
Class B common stock, par value $.01 per share; 500.0 shares authorized; 144.0 shares issued and outstanding	1.4	1.4
Additional paid-in capital	6,227.3	5,321.0
Retained deficit	(2,938.6)	(4,195.6)
Accumulated other comprehensive loss	(41.2)	(39.3)

Total stockholders’ equity	3,249.3	1,087.9

	$4,850.5	$3,413.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$205.4	$(1,257.0)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	189.3	182.3
Impairment of goodwill and other long-lived assets	—	1,504.4
Rental amortization	736.3	545.8
Cumulative effect of change in accounting principle, net of tax	4.4	—
Deferred taxes and other	24.0	(34.9)
Change in operating assets and liabilities:
Decrease in receivables	41.0	40.4
(Increase) decrease in receivable from Viacom	13.0	(36.5)
(Increase) decrease in merchandise inventories	57.7	(9.4)
Increase in prepaid and other assets	(40.7)	(77.4)
Decrease in accounts payable	(269.7)	(46.6)
Decrease in accrued expenses and other liabilities	(19.2)	(63.8)

Net cash flow provided by operating activities	941.5	747.3

Cash flows from investing activities:
Rental library purchases	(642.2)	(536.9)
Capital expenditures	(99.4)	(170.2)
Cash used for acquisitions	(1.4)	(15.3)
Proceeds from notes receivable and other	2.5	0.8
Investments in affiliated companies	—	(0.5)

Net cash flow used for investing activities	(740.5)	(722.1)

Cash flows from financing activities:
Proceeds from credit agreements	140.0	770.0
Proceeds from senior subordinated notes	—	300.0
Repayments on credit agreements	(315.0)	(170.0)
Net repayments on other notes	(5.3)	(23.0)
Net proceeds from the exercise of stock options	16.2	2.5
Cash dividends	(10.8)	(916.4)
Payments of debt financing costs	—	(17.8)
Capital lease payments	(17.4)	(15.4)

Net cash flow used for financing activities	(192.3)	(70.1)

Effect of exchange rate changes on cash	5.5	2.4

Net increase (decrease) in cash and cash equivalents	14.2	(42.5)
Cash and cash equivalents at beginning of period	152.5	233.4

Cash and cash equivalents at end of period	$166.7	$190.9

Supplemental cash flow information:
Cash payments for interest	$29.2	$10.5
Cash payments for taxes	$64.4	$37.0
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$10.5	$13.0
Capital contribution from Viacom	$—	$7.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded movies, as well as video games, for in-store and online rental and sale, and in-store trade and also sells other entertainment-related merchandise.

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

Divestiture Activities

In October 2004, Viacom Inc. (“Viacom”) announced the successful completion of its divestiture of its ownership interest in Blockbuster. To accomplish the divestiture of Blockbuster, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of Blockbuster stock held by Viacom (the “Viacom Exchange Offer”). Under the terms of the Viacom Exchange Offer, each holder of Viacom class A common stock and Viacom class B common stock was offered 5.15 shares of Blockbuster stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock, in exchange for each share of Viacom class A or class B common stock tendered. The Viacom Exchange Offer was oversubscribed, and therefore, in accordance with the terms of the Viacom Exchange Offer relating to proration, Viacom accepted 9.55% of the tendered shares, or 27,961,165 shares of Viacom common stock, in exchange for 72 million shares each of Blockbuster’s class A and class B common stock. In accordance with the terms of (i) the Amended and Restated Initial Public Offering and Split-Off Agreement among the Company, Viacom and Viacom International Inc. (the “Split-Off Agreement”) and (ii) the Company’s Amended and Restated Certificate of Incorporation, as in effect at the time, prior to the completion of the Viacom Exchange Offer, in October 2004, Viacom converted 72 million of the 144 million shares of Blockbuster class B common stock held by it into 72 million shares of Blockbuster class A common stock. Also in accordance with the Split-Off Agreement, subsequent to Viacom’s announcement of the final proration factor to be used in determining the number of Viacom shares that would be accepted for each share of Blockbuster common stock, Blockbuster filed a Second Amended and Restated Certificate of Incorporation (the “Second Restated Certificate”). In accordance with the terms of the Second Restated Certificate, the Blockbuster Board of Directors reduced the number of votes per share that each holder of class B common stock is entitled to cast from five votes per share to two votes per share. The Company’s shares of class B common stock now trade on the New York Stock Exchange, under the symbol BBI.B. Subsequent to the final settlement of the Viacom Exchange Offer, all Viacom officers and/or directors who had previously served on the Blockbuster Board of Directors resigned, effective October 16, 2004.

In connection with the Viacom Exchange Offer, on August 20, 2004, Blockbuster entered into a $1,150.0 million senior secured credit facility with a syndicate of lenders and issued $300.0 million aggregate principal

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

amount of 9% senior subordinated notes due 2012. See Note 5 below for further discussion of these instruments. On September 3, 2004, Blockbuster used proceeds from these borrowings to pay a special distribution of approximately $905.6 million, or $5 per share, to its stockholders, including Viacom (the “Special Distribution”), which is reflected as a decrease to Additional Paid-In-Capital. In light of the Special Distribution and to ensure that the intrinsic value of stock options held by Blockbuster’s optionees would be preserved, but not increased, the Senior Executive Compensation Committee (“Compensation Committee”) approved an adjustment to the Company’s outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise price. The Compensation Committee also approved a corresponding adjustment to the total number of shares available for future grants under the plan, pursuant to which such options have been issued.

Additional information about the Viacom Exchange Offer and related transactions is available in Blockbuster’s Registration Statement on Form S-4 and the Prospectus-Offer to Exchange, as originally filed with the SEC on June 18, 2004, and as thereafter amended.

Subsequent to completion of the Viacom Exchange Offer in October 2004, the Compensation Committee also approved a plan to offer, to substantially all current Blockbuster employees who hold options to purchase shares of Blockbuster Inc. class A common stock, the opportunity, at each optionholder’s election, to exchange all, but not less than all, of their options for (i) restricted shares of Blockbuster Inc. class A common stock, (ii) restricted share units settleable in Blockbuster Inc. class A common stock or, in certain instances, (iii) cash (the “Stock Options Exchange Offer”). Blockbuster expects that, upon completion, the Stock Options Exchange Offer will impact the number of weighted-average shares outstanding for purposes of the Company’s earnings per share calculation.

In connection with the Stock Options Exchange Offer, the Company will record a non-cash compensation charge for the restricted shares and restricted share units issued in the Stock Options Exchange Offer and a cash compensation charge for the options exchanged for cash under the Stock Options Exchange Offer. The restricted shares and restricted share units will vest in three installments. Assuming the Stock Options Exchange Offer is not extended for any reason, such vesting will begin in the fourth quarter of 2004. Under the Company’s current accounting policy, any unvested options that are not tendered for exchange would be subject to the variable accounting provisions of APB 25, Accounting for Stock Issued to Employees (“APB 25”) which, depending on the trading value of the stock, could result in additional non-cash compensation charges to the Company’s results of operations. Because of recently proposed accounting pronouncements, companies may be required to recognize the costs associated with stock-based compensation in their results of operations. Blockbuster is currently evaluating its alternatives and has not made a final determination as to its accounting policy going forward. This final determination and the number of options tendered for exchange will impact the calculation and timing of these non-cash compensation charges. The total charge for the Stock Options Exchange Offer will be recognized in three increments over the two-year vesting period of the restricted shares and restricted share units or the original vesting period of any remaining stock options, as applicable, beginning in the fourth quarter of 2004. The Company is currently estimating compensation expense related to the Stock Options Exchange Offer to total between $60 million and $80 million in the fourth quarter of 2004.

Blockbuster also entered into a new employment agreement with its chairman and chief executive officer, Mr. John F. Antioco, which became effective on October 14, 2004. In connection with this employment agreement, Blockbuster is required to issue 1,728,972 restricted share units and 5.0 million options to purchase Blockbuster class A common stock during the fourth quarter of 2004 based on criteria outlined in the employment agreement, which will vest over a three-year period beginning in October 2004. On October 21, 2004, the Compensation Committee granted all such restricted share units and 1,666,666 of such options. Subject

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

to vesting provisions in the employment agreement, the restricted share units are payable in cash upon termination of Mr. Antioco’s employment and will require variable accounting treatment since the amount to ultimately be paid is dependent on the trading value of the Company’s common stock. In addition, as a result of the Stock Options Exchange Offer, a portion of the stock options granted under the employment agreement will also require the recognition of non-cash compensation charges. However, as discussed above, the amount and timing of the non-compensation charges could be impacted by the Company’s final determination as to its accounting policy for stock compensation.

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

Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options only in periods in which such effect would have been dilutive on income before the cumulative effect of change in accounting principle. Options to purchase approximately 18.3 million and 26.9 million shares of class A common stock were outstanding as of September 30, 2003 and 2004, respectively. The 26.9 million options outstanding as of September 30, 2004 reflects the pro rata increase in the number of stock options resulting from the adjustment discussed in Divestiture Activities above. Because their inclusion would be anti-dilutive, all stock options were excluded from the computation of the weighted-average shares for diluted EPS for the three and nine months ended September 30, 2004. Similarly, 4.6 million and 8.0 million stock options were excluded from the computation of the weighted-average shares for diluted EPS for the three and nine months ended September 30, 2003, respectively.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted-average shares for basic EPS	180.1	181.1	179.8	181.1
Incremental shares for stock options	1.7	—	1.1	—

Weighted-average shares for diluted EPS	181.8	181.1	180.9	181.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income, such as foreign currency translation gains and losses. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive income (loss) impacting the Company. The cash flow hedges matured during the first and third quarters of 2003. The balances in accumulated other comprehensive loss consist solely of $41.2 million and $39.3 million of accumulated foreign currency translation adjustments at December 31, 2003 and September 30, 2004, respectively.

Other comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss)	$63.7	$(1,416.4)	$205.4	$(1,257.0)
Change in fair value of interest rate swaps, net of deferred taxes	2.5	—	6.3	—
Foreign currency translation adjustment	(1.2)	1.3	25.3	1.9

Total other comprehensive income (loss)	$65.0	$(1,415.1)	$237.0	$(1,255.1)

Stock Option Plans

Pursuant to the terms of Blockbuster’s Amended and Restated 1999 Long-Term Management Incentive Plan, the Compensation Committee of Blockbuster’s Board of Directors is required to make adjustments to the terms of outstanding stock options granted under the plan in the event of certain dividends or distributions or other specified transactions including cash dividends that the committee determines are not in the ordinary course of business. As discussed above in Divestiture Activities, the Compensation Committee approved adjustments to the Company’s outstanding stock options to include a pro rata increase to the number of outstanding stock options and a pro rata decrease in the related exercise price. These adjustments resulted in an increase of 10.3 million outstanding stock options at the date of adjustment. The adjustment did not impact the Company’s results of operations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applies APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans and, accordingly, does not recognize compensation expense for stock option plans because Blockbuster and Viacom issue options at exercise prices at least equal to the market value at the date of grant.

The following table shows Blockbuster’s net income (loss) for the three and nine months ended September 30, 2003 and 2004, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Pro forma net income (loss):
Reported net income (loss)	$63.7	$(1,416.4)	$205.4	$(1,257.0)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6.3)	(5.5)	(16.0)	(18.5)

Pro forma net income (loss)	$57.4	$(1,421.9)	$189.4	$(1,275.5)

Net income (loss) per share:
Basic	$0.35	$(7.82)	$1.14	$(6.94)

Basic – pro forma	$0.32	$(7.85)	$1.05	$(7.04)

Diluted	$0.35	$(7.82)	$1.14	$(6.94)

Diluted – pro forma	$0.32	$(7.85)	$1.05	$(7.04)

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

During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000. During the third quarter of 2004, the Company recognized a tax benefit of $80.0 million primarily from the impairment of goodwill. A large portion of the goodwill which was impaired is non-deductible.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2—Changes in Accounting Principle

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and to increase net property and equipment by $2.9 million in the Company’s consolidated balance sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability of $9.3 million is included in other long-term liabilities and capitalized retirement costs of $1.8 million are included in property and equipment, net, in the Company’s consolidated balance sheet as of September 30, 2004.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the first nine months of 2003.

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

Note 3—Impairment of Goodwill and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be tested for impairment at a reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount (an “interim impairment test”). In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test. During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom Exchange Offer and launch of the exchange offer by Viacom, Blockbuster determined that it was more likely than not that the divestiture of Blockbuster from Viacom would occur. Management believes that the divestiture is an event that would require the Company to perform an interim impairment test in accordance with SFAS 142. As a result, the Company performed an interim impairment test on its domestic and international goodwill balances during the third quarter of 2004. The first step of the impairment test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2004, including (i) the accelerated decline in the rental industry, (ii) accelerated investments in new initiatives and other growth opportunities and (iii) increased competition in the online movie rental industry. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted and, since the estimated fair value of each reporting unit was less than its related book value, management determined that the goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for both the domestic and international reporting units and the Company recorded an impairment charge totaling $1.50 billion during the third quarter of 2004. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table summarizes changes in the Company’s goodwill during the first nine months of 2004:

Balance as of December 31, 2003	$2,627.7
Impairments	(1,502.7)
Acquisitions and other purchase price adjustments	10.5

Balance as of September 30, 2004	$1,135.5

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. In conjunction with the goodwill impairment discussed above, during the third quarter of 2004, the Company reviewed its long-lived assets for impairment in conjunction with SFAS 144. As a result, the Company determined that the carrying value of certain fixed assets in one international market exceeded the estimated undiscounted future cash flows to be generated by those assets. As a result, the Company recorded an impairment charge of approximately $1.7 million. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004.

Note 4—Related Party Transactions

The Company, through the normal course of business, is involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation (“Paramount”). Total purchases from Paramount were $26.0 million and $18.1 million for the three months ended September 30, 2003 and 2004, respectively, and $75.1 million and $54.1 million for the nine months of 2003 and 2004, respectively.

In connection with the divestiture, Blockbuster and Viacom have amended intercompany agreements which provide, among other things, for Viacom to pay various expenses related to the transaction, for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations and for Blockbuster to provide Viacom with letters of credit (the “Viacom Letters of Credit”), at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before the Company’s August 1999 initial public offering. In conjunction with these agreements, the Company recognized a $7.2 million capital contribution during the third quarter of 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with the Company’s new $1.15 billion senior secured credit facility, which is discussed in Note 5 below. As of September 30, 2004, the Company’s net receivable from Viacom totaled $6.7 million in conjunction with these divestiture agreements, which has been included in Receivable from Viacom, net on the Consolidated Balance Sheet.

Blockbuster and Viacom have also entered into an amended and restated transition services agreement for services to be provided subsequent to the completion of the Viacom Exchange Offer. Pursuant to the amended and restated transition services agreement, Viacom will provide Blockbuster with agreed-upon audit and control, intellectual property, legal and tax services and employee benefit plan and insurance administration. Blockbuster will pay Viacom a fee for these services of $150,000 per month, and will reimburse Viacom for its out-of-pocket costs and expenses. Viacom will cease to provide services under the amended and restated transition services agreement 90 days after the completion of the Viacom Exchange Offer.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 5—Credit Agreement, Senior Subordinated Notes and Other Debt

On July 1, 2004, the Company’s old unsecured credit agreement (the “Old Credit Agreement”) which, at that time, consisted of a $600.0 million long-term revolver and $50.0 million remaining under a term loan, was scheduled to mature. On that date, the Company extended the old $600.0 million revolver through the earlier of Blockbuster’s entrance into a new credit facility or December 31, 2004, and reduced the available borrowing capacity under the revolver to $300.0 million. Pursuant to the extension agreement, on July 1, 2004, the Company also refinanced the remaining $50.0 million outstanding under the old term loan with borrowings under the extended revolving line of credit.

On August 20, 2004, Blockbuster entered into a new $1,150.0 million senior secured credit facility (the “New Credit Agreement”) with a syndicate of lenders. The New Credit Agreement provides for three facilities: (i) a five-year $500.0 million revolving credit facility, of which $150.0 million is reserved for the issuance, at Viacom’s expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility; and (iii) a seven-year $550.0 million term loan B facility. Under this arrangement and also on August 20, 2004, the Company’s Old Credit Agreement expired and the Company refinanced the $50.0 million outstanding under the Old Credit Agreement with borrowings from the revolving credit facility under the New Credit Agreement. The New Credit Agreement is secured by pledges of the stock of all of Blockbuster’s domestic subsidiaries and 65% of the stock of certain of Blockbuster’s international subsidiaries and is guaranteed by the domestic subsidiaries of Blockbuster.

Also on August 20, 2004, Blockbuster issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012. The proceeds from the senior subordinated notes, together with the proceeds from the New Credit Agreement, were used (i) to fund the payment of the Special Distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the Special Distribution; (iii) to repay amounts outstanding under the old credit agreement; and (iv) for working capital and other general corporate purposes. In conjunction with the New Credit Agreement and the senior subordinated notes, the Company incurred debt financing costs totaling $17.8 million during the third quarter of 2004, of which $7.2 million is expected to be reimbursed by Viacom. These costs are included in Other Assets on the Consolidated Balance Sheet and will be amortized to interest expense over the terms of the related debt.

As of September 30, 2004, $50.0 million of borrowings were outstanding under the revolving credit facility and $650.0 million was outstanding under the term loan facilities of the New Credit Agreement. The available borrowing capacity, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit, totaled $300.0 million at September 30, 2004. Borrowings under the New Credit Agreement accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2004 for borrowings under the New Credit Agreement was 4.1%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and commission and fronting fees are also incurred on letters of credit.

The borrowing availability under the revolving credit facility will be automatically reduced by quarterly installments aggregating 20% of the original borrowing availability during each of years four and five and will terminate in full at the end of year five. The term A loan facility is payable in quarterly installments aggregating 15% of the original principal balance in each of years two through four, and 55% in year five. The term B loan facility is payable in equal quarterly installments aggregating 1% of the original principal balance in each of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

years two through four, 10% in each of years five and six and 77% in year seven. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow, as defined by the New Credit Agreement.

As of September 30, 2004, $300.0 million of principal was outstanding under the senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinates notes from August 20, 2004, and is payable on March 1 and September 1 of each year, with the first interest payment being due on March 1, 2005. Blockbuster may redeem all or a portion of the senior subordinated notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, Blockbuster may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to the principal amount of the senior subordinated notes plus an applicable “make whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, Blockbuster may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of certain equity offerings at certain redemption prices.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed or some holders of senior subordinated notes are not able to participate in the exchange offer for the senior subordinated notes, Blockbuster will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. If this exchange offer for the senior subordinated notes is not completed or, if required, the shelf registration statement is not declared effective on or before May 17, 2005, Blockbuster will be required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or the shelf registration statement is declared effective.

The New Credit Agreement and the senior subordinated notes contain certain restrictive covenants, which, among other things, limit the payment of dividends, repurchase of Blockbuster’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2004, the Company was in compliance with all debt covenants.

The following table sets forth Blockbuster’s current portion of long-term debt and capital lease obligations:

	December 31, 2003	September 30, 2004
Old Credit Agreement:
Current maturities of term loan, interest rate of 2.4% at December 31, 2003	$100.0	$—
Current maturities of all other obligations	24.1	1.4

Total current portion of long-term debt	124.1	1.4
Current portion of capital lease obligations	20.7	20.7

	$144.8	$22.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table sets forth our long-term debt and capital lease obligations:

	December 31, 2003	September 30, 2004
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$0.7	$—

New Credit Agreement:
Revolving credit facility, interest rate of 3.9% at September 30, 2004	—	50.0
Term loan A, interest rate of 3.7% at September 30, 2004	—	100.0
Term loan B, interest rate of 4.2% at September 30, 2004	—	550.0

Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt	0.7	1,000.0
Capital lease obligations	74.4	71.7

	$75.1	$1,071.7

Principal payments on the New Credit Agreement and Senior Subordinated Notes based on outstanding borrowings as of September 30, 2004 are expected to total approximately $5.1 in 2005, $20.5 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $146.3 million in 2009 and a total of $764.7 million in years thereafter.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Old Credit Agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. The Company’s effective interest rate also included the LIBOR spread payable under its credit facility. Including the effect of the LIBOR spread, the effective interest rates of the swaps were approximately 6.26% and 6.37%, respectively. The interest rate swaps qualified as fully effective cash-flow hedging instruments under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

Note 6—Commitments and Contingencies

In October 1998, Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with the Company’s initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which it agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available to the Company in connection with the Wherehouse bankruptcy, the Company estimated a contingent liability of approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guaranty obligation

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

at that time. Blockbuster paid $3.0 million in connection with the lease guaranty obligation during the nine months ended September 30, 2004. As of September 30, 2004, the Company had $4.9 million of reserve remaining, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes in existing information.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, in July 2002, judgment was entered in favor of Blockbuster, Viacom and major motion picture studios and their home video subsidiaries with respect to a complaint filed in federal court in Texas. The complaint included federal antitrust and California state law claims. Plaintiffs appealed the judgment. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In February 2003, a similar complaint that had been filed in California state court was also dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s initial public offering, as amended and restated in August 2004, in connection with the divestiture. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, Blockbuster currently is a defendant in 14 lawsuits filed by customers in 10 states and the District of Columbia between February 1999 and April 2001. These are putative class action lawsuits alleging common law and statutory claims for fraud, deceptive practices and unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between August 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 11 of the 14 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release; (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation; and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. The Texas Supreme Court denied the objecting parties’ petitions for review in September 2004. The objector has moved for rehearing by the Texas Supreme Court. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. On June 30, 2004, the Illinois Court of Appeals affirmed the trial court’s ruling denying the motion to compel on the grounds that the arbitration issue was not ripe (i) as no named plaintiff alleged a claim subject to the arbitration agreement and (ii) as no class was certified in the case, there were no class members who signed an arbitration agreement before the court. The case has been remanded to the trial court. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past nor present extended viewing fee policies were unconscionable as a matter of law; (ii) found no breach and no penalty as a matter of law; and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In February 2003, in a Canadian case, the Ontario Court of Superior Justice denied the plaintiff’s request for class certification. The case was subsequently settled with the plaintiff releasing all claims against the Company and neither party seeking costs relating to the certification hearing. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered the plaintiffs to reimburse Blockbuster its costs incurred in defending itself. Plaintiffs have appealed the judgment. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, in December 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claims damages in excess of $120 million. Blockbuster has answered and asserted counterclaims for reformation and breach of contract. In July 2003, the California federal court granted Buena Vista’s motion for partial summary adjudication stating in its ruling that a liquidated damages provision in the contract is enforceable. The California federal court’s ruling did not adjudicate the merits of Buena Vista’s claims. Rather, the ruling granted summary adjudication concerning one of the affirmative defenses pled by Blockbuster in response to the claims asserted by Buena Vista. The parties have since agreed to binding arbitration of their dispute. As a result, on October 14, 2004 the federal court lawsuit was stayed pending completion of the arbitration.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, a consolidated amended complaint was filed in In re Blockbuster Inc. Securities Litigation in federal court in Texas in July 2003 claiming violations of Section 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 for the time period between February 12, 2002 and December 17, 2002. Blockbuster’s motion to dismiss was granted by the federal court and the case was dismissed with prejudice in June 2004. The plaintiff voluntarily dismissed his federal stockholder derivative action on June 29, 2004 in In re Blockbuster Securities Litigation. In March 2003, Elizabeth French filed a stockholder derivative action in Texas state court naming certain directors

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in Texas state court, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff makes substantially similar claims as made in the French action, and the relevant time period is identified as April 2002 to the present. The French and Rabin cases have been consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. On October 21, 2004, the state court granted Blockbuster’s special exceptions and gave Plaintiffs 14 days to replead. Plaintiffs amended their petition to assert claims for breaches of fiduciary duties, abuse of control, gross management, waste of corporate assets and unjust enrichment. Plaintiffs have included allegations about the divestiture and have named Viacom as a defendant. Blockbuster believes the plaintiffs’ positions are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2004 and June 30, 2004, in February 2004, Howard Vogel filed a lawsuit in the Court of Chancery of Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors at that time who were also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asked the court to certify a class and to enjoin the anticipated transaction. Plaintiff has agreed that defendants are not required to answer or otherwise respond to plaintiff’s complaint of this time. The transaction has subsequently concluded and Blockbuster believes the plaintiff’s positions are without merit. Should it nonetheless become necessary, Blockbuster intends to vigorously defend any litigation.

On July 9, 2004, Sheela Salazar and Alberto Vasquez filed a putative class action complaint against Blockbuster in Superior Court of California, Los Angeles County, on behalf of all hourly-paid California employees for a period starting July 9, 2000. The plaintiffs claim Blockbuster fails to pay overtime to its California hourly-paid employees in violation of California law, asserting fraud and violations of the California Labor Code, § 17200 of the California Business and Professions Code, and certain California Industrial Welfare Commission wage orders. Plaintiffs seek recovery of alleged unpaid money, wages, penalties, costs and attorneys fees in an unstated dollar amount. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claims that she, and other store managers, were improperly classified as exempt employees and thus are owed overtime payments under the FLSA. Plaintiff seeks recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorneys fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

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

Note 7—Subsequent Events

On October 27, 2004, the Company announced the resignation of its President and Chief Operating Officer, Nigel Travis. Mr. Travis will remain with the Company through December 31, 2004 in order to assist with an orderly transition of responsibilities. In connection with Mr. Travis’ severance agreement, the Company will recognize approximately $3.7 million in additional compensation expense during the fourth quarter of 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

Results of Operations

The following table sets forth consolidated results of operations and other financial data (in millions, except margin and worldwide store data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Statement of Operations Data:
Revenues	$1,384.5	$1,410.0	$4,294.5	$4,334.3
Cost of sales	514.9	548.2	1,695.6	1,677.5

Gross profit	869.6	861.8	2,598.9	2,656.8
Operating expenses	770.0	2,350.1	2,245.3	3,943.9

Operating income (loss)	99.6	(1,488.3)	353.6	(1,287.1)
Interest expense	(7.7)	(9.7)	(27.4)	(18.3)
Interest income	0.7	1.2	2.3	2.6
Other items, net	(1.0)	0.4	2.1	(0.6)

Income (loss) before income taxes	91.6	(1,496.4)	330.6	(1,303.4)
Benefit (provision) for income taxes	(27.9)	80.0	(120.1)	46.4
Equity in loss of affiliated companies, net of tax	—	—	(0.7)	—

Income (loss) before cumulative effect of change in accounting principle	63.7	(1,416.4)	209.8	(1,257.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)	—

Net income (loss)	$63.7	$(1,416.4)	$205.4	$(1,257.0)

Cash Flow Data:
Cash flow provided by operating activities (1)	N/A	N/A	$941.5	$747.3
Cash flow used for investing activities (1)	N/A	N/A	$(740.5)	$(722.1)
Cash flow used for financing activities (1)	N/A	N/A	$(192.3)	$(70.1)

Other Data:
Impairment of goodwill and other long-lived assets	$—	$1,504.4	$—	$1,504.4

Margins:
Rental margin (2)	71.6%	72.0%	69.7%	72.1%
Merchandise margin (3)	22.9%	23.9%	20.0%	23.0%
Gross margin (4)	62.8%	61.1%	60.5%	61.3%

Worldwide Store Data:
Same-store revenues decrease (5)	(7.5)%	(3.0)%	(0.5)%	(4.4)%
Total system-wide stores at end of period	8,782	9,014	8,782	9,014

(1)	As in our Consolidated Statements of Cash Flows, cash flow data is solely provided for year-to-date amounts.
(2)	Rental gross profit as a percentage of rental revenues.
(3)	Merchandise gross profit as a percentage of merchandise sales.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online™ have been and will continue to be included in same-store rental revenues. The impact to same-store revenues was not material for the three or nine months ended September 30, 2004.

Overview.    Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,000 stores in the United States, its territories and 25 other countries as of September 30, 2004. As a part of our mission to become a complete source for movies and games, during 2003, we primarily focused our attention on improving the profitability of our rental and retail businesses. During 2004, we are leveraging this profitability and the traffic generated by our core rental business to fund and create awareness for our new initiatives.

Our revenue results for the first nine months of 2004 have been marked by the continued decline of the in-store rental industry, which began in 2003, primarily as a result of increased competition from mass-merchant sales of retail DVDs. While this has created a challenging rental environment for our Company, it has also created several new opportunities and is validating the importance of our goal to transform Blockbuster from a store-based rental-only retailer into a more diverse movie and game entertainment destination. During the first nine months of 2004, we added 278 company-operated stores including the net addition of approximately 100 locations offering retail game sales only, which are primarily GameStation and Rhino stores. We closed 180 company-operated stores during this period. The continued weakness in the in-store rental industry was the primary driver in our 6.6% decline in worldwide same-store rental revenues in the first nine months of 2004. This decline was partially offset by a 4.4% increase in worldwide same-store retail revenues, which were driven primarily by strong growth in domestic retail game sales and international retail movie and game sales. Despite a 4.4% decline in total worldwide same-store revenues for the first nine months of 2004, we maintained favorable gross profit results. Total gross margin improved by 80 basis points in the first nine months of 2004 as compared with the first nine months of 2003 as a result of improved rental product buying, growth in higher margin international game sales and trading and reduced shrinkage of retail DVD.

During 2004, we are investing additional resources to implement key new initiatives and take advantage of growth opportunities in order to complement our mature rental business, including:

•	Expansion of our rental subscription programs. Our in-store movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles for one price during the term of the respective pass, subject to certain limitations. We launched the in-store BLOCKBUSTER MOVIE PASS® nationally during May 2004. Additionally, in order to more actively participate in the growing market for online rental subscription services, during the third quarter of 2004, we accelerated the launch of BLOCKBUSTER Online™, our online subscription service in the United States, and introduced the service on a nationwide basis in August 2004. Our U.K. operations launched its online subscription service in May 2004. These internet-based services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Additionally, BLOCKBUSTER Online subscribers receive two free in-store rental coupons each month that can be redeemed for movies or games.

•	Continued development of our game concepts. Our game store-in-store concepts allow customers to rent, sell and buy new and used game software, hardware and accessories all within the convenience of one location. As of September 30, 2004, we had approximately 400 game store-in-store locations worldwide and we plan to open additional locations during the fourth quarter of 2004. In order to grow our video game business, we are also expanding our freestanding video game locations. We currently have approximately 170 freestanding GameStation locations in the United Kingdom and, in May 2004, we acquired the assets of Rhino Video Games, a specialty video game concept based in the southeastern United States. Rhino operated approximately 50 freestanding game stores as of September 30, 2004.

•

Continued development of our movie and game trading model.    Trading allows customers to trade their previously used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. Promoting this new initiative during 2004 has allowed us to improve our selection of product, which we believe will, in turn, increase sales of new and used DVDs and games. As of September 30, 2004, excluding our game store-in-store locations, we offered movie and game trading in approximately 2,400 company-operated stores, including 1,700 stores in the United States and all stores in the United Kingdom and we plan to increase this offering to nearly all of our stores in the United States by June 2005. To support the national launch of our DVD and trading programs, we plan to offer several promotions during the fourth quarter of 2004 that are aimed at creating awareness of trading for customers and driving trading activity prior to the holiday season.

During the first nine months of 2004, we incurred approximately $70 million in incremental operating expenses and approximately $90 million in incremental capital expenditures in support of our new initiatives. We accelerated spending on these initiatives during the third quarter of 2004, which allowed us to launch BLOCKBUSTER Online ahead of schedule, prepare for the national launch of our trading initiatives early in the fourth quarter and make significant progress on increasing subscriptions to the in-store BLOCKBUSTER MOVIE PASS.

As a result of the continued softness in the movie rental industry, we expect worldwide same-store revenues to continue to decrease during the fourth quarter of 2004. In addition, given the expected ramp-up rates for our new initiatives, we expect only moderate increases in total revenues during 2004. To the extent that (i) the home video rental industry experiences additional competition from mass-merchant sales of retail DVDs during the fourth quarter of 2004; (ii) other factors cause rental trends to be weaker than anticipated; or (iii) foreign exchange rates become less favorable, our total revenues for 2004 could be negatively impacted. In addition, as we continue to develop and implement our new initiatives, we expect to incur approximately $50 million of incremental operating expenses and approximately $110 million of capital expenditures during the fourth quarter of 2004. In the event that our new initiatives grow faster than we currently anticipate, these incremental operating expenses, including costs incurred by BLOCKBUSTER Online, could increase. We also expect profitability in the fourth quarter to be negatively impacted by an anticipated compensation charge ranging from $60 million to $80 million associated with an employee stock option exchange offer and higher interest expense resulting from the assumption of debt as a result of the payment of the special distribution to stockholders in September 2004. In addition, during 2005, we expect the softness in the movie rental industry to continue and we plan to continue to invest heavily in our business. We believe, however, that the movie rental industry will stabilize by the end of 2005 when the majority of American homes are projected to have a DVD player and the retail impact should have largely run its course. While these factors will result in decreased operating income during 2004 and 2005, we believe that revenues and profits from our new initiatives will benefit us in the long-term by replacing declining movie rental revenues, adding incremental future revenues and supporting future profitability growth.

In October 2004, Viacom Inc. (“Viacom”) announced the successful completion of its divestiture of its ownership interest in Blockbuster. To accomplish the divestiture of Blockbuster, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of Blockbuster held by Viacom (the “Viacom Exchange Offer”). On September 3, 2004, prior to the divestiture, we paid a special distribution of approximately $905.6 million, or $5 per share, to our stockholders, including Viacom (the “Special Distribution”). In connection with the divestiture and in order to fund the Special Distribution, we entered into an agreement for a $1,150.0 million senior secured credit facility with a syndicate of lenders and issued $300.0 million aggregate principal amount of senior subordinated notes on August 20, 2004. The proceeds of the new facilities were used (i) to fund the payment of the Special Distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the Special Distribution; (iii) to repay amounts outstanding under the prior credit agreement; and (iv) for working capital and other general corporate purposes. As a result of the divestiture from Viacom, we anticipate that the replacement of services and contracts previously provided through Viacom and the costs of the transaction itself will result in increased operating and interest expenses during the remainder of 2004 and going forward thereafter. However, we believe that we will compete effectively as an independent company and that the separation from Viacom will better position us to pursue our unique corporate goals and avenues for expansion.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom Exchange Offer and the launch of the exchange offer by Viacom, we determined that it was more likely than not that the divestiture of Blockbuster from Viacom would occur. Management believes that the divestiture is an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, we performed an interim impairment test on goodwill balances during the third quarter of 2004 and determined that the goodwill balance was impaired. We recognized non-cash charges of $1.50 billion to impair goodwill in accordance with SFAS 142 and $1.7 million to impair other long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Additionally, during the first quarter of 2004, we recognized a tax benefit of $37.1 million resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues.    Revenues increased $25.5 million, or 1.8%, from the third quarter of 2003 to the third quarter of 2004. The following is a summary of revenues by category:

	Three Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,096.0	79.2%	$1,054.6	74.8%	$(41.4)	(3.8)%
Merchandise sales	263.8	19.0%	333.0	23.6%	69.2	26.2%
Other revenues	24.7	1.8%	22.4	1.6%	(2.3)	(9.3)%

Total revenues	$1,384.5	100.0%	$1,410.0	100.0%	$25.5	1.8%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(6.3)%	(7.4)%	(2.3)%
Merchandise sales	11.1%	5.2%	18.3%
Total revenues	(3.0)%	(5.7)%	4.5%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the addition of company-operated stores and the impact of favorable foreign exchange rates, which were partially offset by a 3.0% decrease in worldwide same-store revenues during the third quarter of 2004.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in both domestic and international same-store rental revenues. The rental market experienced lighter traffic industry-wide during the third quarter of 2004 as compared with the third quarter of 2003 as a result of continued competition from mass-merchant sales of retail DVDs, high television viewership of the Summer Olympics and the corresponding delay in the release of new movies to home video by the studios. Worldwide same-store retail revenues increased during the third quarter of 2004 as a result of strong growth in domestic game sales combined with substantial growth in both movie and game sales internationally.

Rental Revenues.    Rental revenues are generated from the rental of movies and video games and from any eventual sale of previously rented movies and video games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues received in connection with any continuations of such rentals past the initial rental period, as contemplated by our membership agreements. Under our standard domestic rental policy, at the time the product is rented, a customer pays for the initial rental and, pursuant to the terms of our standard membership agreement, agrees to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such time as the product is returned or is purchased under the terms of the standard membership agreement.

In order to provide our customers with new and innovative rental programs, we launched the BLOCKBUSTER MOVIE PASS, our store-based subscription movie rental offer, nationally during May 2004 and continue to offer game rental passes in our domestic stores. These rental passes allow customers to rent an unlimited number of movies or games, as applicable, during the term of the pass, subject to a limit on the number of items that can be taken at a time. Items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term. If a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our standard membership agreement.

In addition, in order to compete in the new and growing internet movie rental market, during August 2004, we launched BLOCKBUSTER Online in the United States. We also offer an online service in the United Kingdom. These internet-based services allow customers to rent an unlimited number of DVDs by mail during the term of the pass for a monthly fee, subject to a limit on the number of movies that can be outstanding at a time. Subscribers to BLOCKBUSTER Online also receive two free in-store rental coupons each month. Like the BLOCKBUSTER MOVIE PASS, items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, additional fees do not accrue on pass rentals during the pass term. If a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of our online subscription membership agreement.

We continue to test and evaluate the potential impact of alternatives to our existing rental terms to in order to increase the popularity of our rental proposition. Alternatives that we are considering include testing various term or price adjustments that may reduce or provide an alternative benefit associated with extended viewing fees. We are continuing to evaluate the results of these tests and the corresponding impact that these alternatives might have on our future revenues and profits.

Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues. Such revenues are included in the same-store calculations since we expect this service to drive store revenues because, as discussed above, the monthly fee for the online subscription pass entitles the customer to two monthly in-store rentals. Additionally, we plan to fulfill online rentals through inventory from existing store locations in the future and we also expect some degree of cannibalization due to current customers subscribing to the online pass. The impact to same-store rental revenues was not material for the three and nine months ended September 30, 2004.

Rental revenues decreased $41.4 million, or 3.8%, in the third quarter of 2004 as compared with the third quarter of 2003, due primarily to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Three Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$333.6	30.4%	$152.4	14.5%	$(181.2)	(54.3)%
DVD rental revenues	652.0	59.5%	786.3	74.5%	134.3	20.6%

Total movie rental revenues	985.6	89.9%	938.7	89.0%	(46.9)	(4.8)%
Game rental revenues	110.4	10.1%	115.9	11.0%	5.5	5.0%

Total rental revenues	$1,096.0	100.0%	$1,054.6	100.0%	$(41.4)	(3.8)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(7.3)%	(8.3)%	(3.6)%
Game rental revenues	2.1%	0.1%	12.6%
Total rental revenues	(6.3)%	(7.4)%	(2.3)%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall rental revenues primarily resulted from a 6.3% decrease in worldwide same-store rental revenues, which was partially offset by the impact of favorable foreign exchange rates. The decrease in same-store rental revenues occurred both domestically and internationally and reflected generally lighter traffic in the rental industry and high television viewership of the Summer Olympics and the corresponding delay in the release of new movies to home video by the studios. Our domestic operations represented 75.9% of our rental revenues in the third quarter of 2004 as compared with 78.3% of our rental revenues in the third quarter of 2003. This decrease was primarily a result of favorable foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $46.9 million, or 4.8%, in the third quarter of 2004 as compared with the third quarter of 2003, due to a 7.3% decline in worldwide same-store movie rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates. The decline in worldwide same-store movie rental revenues resulted from the continued decline in the overall in-store rental industry, which was negatively impacted by continued competition from mass-merchant sales of retail DVDs, high television viewership of the Summer Olympics and the corresponding delay in the release of new movies to home video by the studios. The decrease in same-store rental revenues was partially offset by a 16.0% increase in total rental revenues generated by the sales of previously rented movies during the third quarter of 2004 as compared with the third quarter of 2003 resulting from increases both domestically and internationally. Sales of previously rented movies were primarily driven by pricing and promotional activities focused on positioning our used movie offerings as a value based alternative to new retail product. These activities resulted in a 20.5% increase in previously rented movie transactions during the third quarter, which was partially offset by a 6.4% decrease in the average selling price of previously rented movies. DVD rental revenues continued to increase as a percentage of total rental revenues during the third quarter of 2004, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

Based upon our continued belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline throughout the remainder of 2004. To the extent that the home video rental industry experiences additional competition from mass-merchant sales of retail DVDs during the fourth quarter of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. We believe, however, that the rental market will stabilize by the end of 2005.

Game Rental Revenues.    Game rental revenues increased $5.5 million, or 5.0%, in the third quarter of 2004 as compared with the third quarter of 2003, due to a 2.1% increase in same-store game rental revenues and the impact of favorable foreign exchange rates. Worldwide same-store game rental revenues in the third quarter of 2004 were impacted by a 12.6% increase in international same-store game rental revenues. The increase in international same-store game rental revenues for the third quarter of 2004 was driven by growth in game rentals and rental revenues generated by the sales of previously played games in several international markets. Domestic same-store game rental revenues in the third quarter of 2004 were relatively flat as compared with the third quarter of 2003.

Merchandise Sales.    Merchandise sales increased $69.2 million, or 26.2%, in the third quarter of 2004 as compared with the third quarter of 2003, due primarily to increased sales of games. The following is a summary of merchandise sales by product category:

	Three Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$14.0	5.3%	$5.7	1.7%	$(8.3)	(59.3)%
DVD sales	107.1	40.6%	115.5	34.7%	8.4	7.8%

Total movie sales	121.1	45.9%	121.2	36.4%	0.1	0.1%
Game sales	54.7	20.7%	120.1	36.1%	65.4	119.6%
General merchandise sales	88.0	33.4%	91.7	27.5%	3.7	4.2%

Total merchandise sales	$263.8	100.0%	$333.0	100.0%	$69.2	26.2%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(3.5)%	(10.3)%	14.5%
Game sales	54.8%	122.8%	35.4%
General merchandise sales	3.5%	3.6%	3.4%
Total merchandise sales	11.1%	5.2%	18.3%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from an 11.1% increase in worldwide same-store retail revenues, the addition of new company-operated stores and the impact of favorable foreign exchange rates. The increase in worldwide same-store retail revenues during the third quarter of 2004 was driven primarily by an 18.3% increase in international same-store retail revenues reflecting increased sales of traded movies and games as well as the addition of game store-in-store locations and growth in GameStation. Domestic same-store retail revenues increased 5.2% as compared with the third quarter of 2003 due primarily to the increase in the sale of new and traded games, driven in part by the addition of approximately 400 domestic game store-in-store locations. Our domestic operations represented 49.2% of our retail revenues in the third quarter of 2004 as compared with 55.7% of our retail revenues in the third quarter of 2003. This decrease is attributable to the continued revenue growth in our U.K. subsidiary, GameStation, Inc., as well as our other international retail revenues, including the impact of favorable exchange rates.

Movie Sales.    Movie sales, which include sales of both new and traded DVDs and VHS tapes, were flat from the third quarter of 2003 to the third quarter of 2004 as a result of favorable foreign exchange rates, which was offset by a 3.5% decrease in worldwide same-store movie retail revenues. The decrease in worldwide same-store movie retail revenues was the result of a 10.3% decrease in domestic same-store movie retail revenues caused by the elimination of retail VHS sales in substantially all of our domestic stores during the first quarter of 2004 and lighter rental traffic due, in part, to high television viewership of the Summer Olympics and the corresponding delay in the release of new movies to home video by the studios. These decreases in domestic same-store movie retail revenues were partially offset by growth in sales of traded product. The decline in domestic same-store movie retail revenues was partially offset by the growth in international retail movies sales, which began during the first quarter of 2004 in conjunction with our increased focus on benefiting from the growing popularity of retail DVD internationally. The growth in international movie retail revenues was the primary driver behind a 23.0% increase in retail movie transactions worldwide. The average retail selling price of movies during the third quarter of 2004 decreased 6.0% from the third quarter of 2003 partially as a result of increased sales of traded movies. Traded movies have a lower average selling price than new retail product. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in approximately 3,900 BLOCKBUSTER stores worldwide by the end of 2004.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $65.4 million, or 119.6%, from the third quarter of 2003 to the third quarter of 2004, primarily as a result of a 54.8% increase in worldwide same-store game retail revenues, the addition of new company-operated free-standing Rhino and GameStation stores and favorable foreign exchange rates. The increase in worldwide same-store game retail revenues was due, in part, to the addition of over 400 game store-in-store locations in BLOCKBUSTER stores worldwide. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. In addition, since the third quarter of 2003, we began offering games trading in approximately 2,400 stores worldwide that do not have a game store-in-store concept. International same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. These factors led to a 96.7% improvement in the overall unit sales of retail games worldwide. In addition, the overall average selling price of retail games increased 17.1%, which was driven by an increase in the average selling price of new games offset by the lower average selling price of traded games. As we continue to add game store-in-store locations worldwide and increase game trading opportunities in our stores, the sales of both new and traded games in these locations should result in increased retail game sales.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $3.7 million, or 4.2%, from the third quarter of 2003 to the third quarter of 2004, as a result the impact of favorable foreign exchanges rates, the addition of new company-operated stores and a 3.5% increase in worldwide same-store general merchandise revenues. The increase in worldwide same-store general merchandise sales primarily reflects an increase in sales of confections resulting from improved merchandising and management of our confection inventory. These increases were partially offset by decreased sales to franchisees.

Cost of Sales.    Cost of sales of $548.2 million in the third quarter of 2004 increased $33.3 million, or 6.5%, from $514.9 million in the third quarter of 2003, primarily as a result of increased revenues, as discussed further above.

Gross Profit.    Gross profit of $861.8 million in the third quarter of 2004 decreased $7.8 million, or 0.9%, from $869.6 million in the third quarter of 2003. The decrease in gross profit was driven by the continued decline in rental gross profit resulting from decreased rental revenues, which was partially offset by an increase in merchandise gross profit. Total gross margin decreased to 61.1% in the third quarter of 2004 from 62.8% in the third quarter of 2003 primarily as a result of strong growth in lower margin merchandise sales as a percent of total revenues.

Rental Gross Profit.    Rental gross profit of $759.8 million in the third quarter of 2004 decreased $24.6 million, or 3.1%, from $784.4 million in the third quarter of 2003. The decrease in rental gross profit was primarily due to a decline in rental revenues offset by an increase in rental gross margin from 71.6% in the third quarter of 2003 to 72.0% in the third quarter of 2004. The continued improvement in our rental gross margin was primarily due to the following:

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

Merchandise Gross Profit.    Merchandise gross profit of $79.6 million in the third quarter of 2004 increased $19.1 million, or 31.6%, from merchandise gross profit of $60.5 million in the third quarter of 2003. The increase in merchandise gross profit was primarily attributable to growth in merchandise sales and continued improvement in our merchandise gross margin, which increased to 23.9% in the third quarter of 2004 compared with 22.9% in the third quarter of 2003. The increase in merchandise gross margin was primarily caused by growth in higher margin international game sales and increased merchandise sales from traded movies and games. Traded movies and games have higher average gross margins than new retail product. As a result of promotional activities surrounding the nationwide rollout of DVD and games trading, we expect merchandise margins to be negatively impacted in the fourth quarter of 2004 as compared to the third quarter of 2004.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, totaled $2,350.1 million in the third quarter of 2004, an increase of $1,580.1 million, or 205.2%, from $770.0 million in the third quarter of 2003 primarily due to approximately $1,504.4 million in non-cash impairment charges for the impairment of goodwill and other long-lived assets. Total operating expenses increased as a percentage of total revenues to 166.7% in the third quarter of 2004 from 55.6% in the third quarter of 2003 primarily as a result of the non-cash impairment charges which totaled 106.7% of total revenues for the third quarter of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $783.5 million in the third quarter of 2004, increased $79.5 million, or 11.3%, from $704.0 million in the third quarter of 2003. Selling, general and administrative expense as a percentage of total revenues increased to 55.6% in the third quarter of 2004 as compared with 50.8% in the third quarter of 2003. The change in selling, general and administrative expense in the third quarter of 2004 resulted from the following items:

•	Compensation expense increased $27.1 million, or 8.6%, primarily as a result of additional personnel needed to support our store growth and initiatives, increasing payroll and insurance costs due to general inflation and increased foreign exchange rates.

•	Advertising expense increased $20.2 million, or 40.3%, reflecting increased spending in support of our new initiatives, including the launch of BLOCKBUSTER Online™ during the third quarter of 2004, the rollout of DVD and games trading in approximately 2,400 stores since the third quarter of 2003, the continued roll-out of our game store-in-stores and other promotional activity and customer service initiatives.

•	Occupancy costs increased $16.1 million, or 7.4%, primarily as a result of increased foreign exchange rates, the net addition of new company-operated stores, the renewal of certain domestic store leases at generally higher rates and increased repair and maintenance costs.

•	Other general and administrative corporate and store expenses increased $16.1 million, or 13.4%, due primarily to expenses related to our new initiatives and related systems and infrastructure improvements, the addition of new company-operated stores and increased foreign exchange rates.

During the third quarter of 2004, we incurred approximately $40 million in additional selling, general and administrative expenses as we continued to develop and launch new initiatives, and we expect to incur approximately $50 million in additional initiative related operating expenses during the remainder of 2004. These costs mainly include incremental advertising costs, costs to make incremental improvements in systems and infrastructure and personnel costs, as discussed above. In the event that our new initiatives grow faster than we currently anticipate, these incremental operating expenses, including costs incurred by BLOCKBUSTER Online, could increase. In addition, as a result of the divestiture, we anticipate an increase in operating expenses due to the replacement of services and contracts previously provided through Viacom as well as an increase in compensation expense. The expected increase in compensation expense is due to the planned offer to exchange employee stock options for restricted stock during the fourth quarter of 2004, which will require us to recognize compensation expense over the vesting term of the restricted stock of which, between $60 million and $80 million will be recognized during the fourth quarter of 2004. Additional details of this offer are discussed in the Notes to the Consolidated Financial Statements.

Depreciation Expense.    Depreciation expense of $61.5 million in the third quarter of 2004 decreased $4.2 million, or 6.4%, as compared with $65.7 million in the third quarter of 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment and was partially offset by increased foreign exchange rates and the addition of new company-operated stores. As we roll-out our new initiatives and place the related assets into service, depreciation expense is expected to increase.

Impairment of Goodwill and Other Long-Lived Assets.    During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom Exchange Offer and launch of the exchange offer by Viacom, we determined that it was more likely than not that the divestiture of Blockbuster from Viacom would occur. Management believes that the divestiture is an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets. As a result, we performed an interim impairment test on goodwill balances during the third quarter of 2004 and determined that the goodwill balance was impaired. We recorded a non-cash impairment charge for both the domestic and international reporting units during the third quarter of 2004 totaling $1.50 billion.

Interest Expense.    Interest expense of $9.7 million in the third quarter of 2004 increased $2.0 million, or 26.0%, as compared with $7.7 million in the third quarter of 2003. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the Special Distribution. The additional borrowings associated with the payment of the Special Distribution and the divestiture will result in increased outstanding debt and increased interest expense going forward.

Provision for Income Taxes.    We recognized a benefit for income taxes of $80.0 million in the third quarter of 2004, as compared with a provision of $27.9 million in the third quarter of 2003. The benefit for income taxes resulted primarily from the impairment of goodwill, a large portion of which is non-deductible.

Net Income.    Net loss of $1,416.4 million in the third quarter of 2004 represents a decrease of $1,480.1 million from net income of $63.7 million in the third quarter of 2003. The decrease was attributable to an impairment charge recorded in the third quarter of 2004 for goodwill and other long-lived assets of $1,504.4 million and to other changes discussed above.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues.    Revenues increased $39.8 million, or 0.9%, from the first nine months of 2003 to the first nine months of 2004. The following is a summary of revenues by category:

	Nine Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$3,386.6	78.9%	$3,281.6	75.7%	$(105.0)	(3.1)%
Merchandise sales	837.8	19.5%	987.1	22.8%	149.3	17.8%
Other revenues	70.1	1.6%	65.6	1.5%	(4.5)	(6.4)%

Total revenues	$4,294.5	100.0%	$4,334.3	100.0%	$39.8	0.9%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(6.6)%	(7.7)%	(2.4)%
Merchandise sales	4.4%	(2.6)%	14.5%
Total revenues	(4.4)%	(7.0)%	3.1%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the impact of favorable foreign exchange rates and the addition of company-operated stores, which were partially offset by a 4.4% decrease in worldwide same-store revenues during the first nine months of 2004.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in both domestic and international same-store rental revenues and a decrease in domestic same-store retail revenues. The rental market experienced lighter traffic industry-wide during the first nine months of 2004 as compared with the first nine months of 2003 primarily as a result of continued competition from mass-merchant sales of retail DVDs. International same-store retail revenues increased substantially during the first nine months of 2004 as a result of strong growth in both movie and game sales.

Rental Revenues.    Rental revenues decreased $105.0 million, or 3.1%, in the first nine months of 2004 as compared with the first nine months of 2003, primarily due to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Nine Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$1,142.4	33.7%	$573.3	17.4%	$(569.1)	(49.8)%
DVD rental revenues	1,893.7	56.0%	2,348.7	71.6%	455.0	24.0%

Total movie rental revenues	3,036.1	89.7%	2,922.0	89.0%	(114.1)	(3.8)%
Game rental revenues	350.5	10.3%	359.6	11.0%	9.1	2.6%

Total rental revenues	$3,386.6	100.0%	$3,281.6	100.0%	$(105.0)	(3.1)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(7.3)%	(8.5)%	(3.0)%
Game rental revenues	(0.7)%	(2.0)%	5.7%
Total rental revenues	(6.6)%	(7.7)%	(2.4)%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 6.6% decrease in worldwide same-store rental revenues, which was partially offset by the impact of favorable foreign exchange rates. The decrease in same-store rental revenues occurred both domestically and internationally and primarily reflected generally lighter traffic in the rental industry. Our domestic operations represented 76.5% of our rental revenues in the first nine months of 2004 as compared with 79.1% of our rental revenues in the first nine months of 2003. This decrease was primarily due to favorable foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $114.1 million, or 3.8%, in the first nine months of 2004 as compared with the first nine months of 2003, due to a 7.3% decline in worldwide same-store movie rental revenues which was partially offset by the impact of favorable foreign exchange rates. The decline in worldwide same-store movie rental revenues resulted from a continued decline in the overall in-store rental industry, which continued to be negatively impacted by increased competition from mass-merchant sales of retail DVDs. These factors were compounded by a period-over-period decrease in the U.S. home video release schedule for titles with rental appeal. The decrease in rental revenues was partially offset by a 5.5% increase in the rental revenues generated by the sales of previously rented movies during the first nine months of 2004 as compared with the first nine months of 2003, resulting from increases both domestically and internationally. Sales of previously rented movies were primarily driven by pricing and promotional activities focused on positioning our used movie offerings as a value based alternative to new retail product. These activities resulted in a 6.7% increase in previously rented movie transactions during the first nine months of 2004, which was partially offset by a 1.7% decrease in the average selling price of previously rented movies. DVD rental revenues continued to increase as a percentage of total rental revenues during the first nine months of 2004, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

Based upon our continued belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to decline throughout the remainder of 2004. To the extent that the home video rental industry experiences additional competition from mass-merchant sales of retail DVDs during the fourth quarter of 2004 or other factors cause rental trends to be weaker than anticipated, our total revenues for 2004 could be negatively impacted. We believe, however, that the rental market will stabilize by the end of 2005.

Game Rental Revenues.    Game rental revenues increased $9.1 million, or 2.6%, in the first nine months of 2004 as compared with the first nine months of 2003 due to the impact of favorable foreign exchange rates which was partially offset by a 0.7% decrease in worldwide same-store game rental revenues. The decrease in worldwide same-store game rental revenues can be attributed to a 2.0% decrease in domestic same-store game rental revenues caused primarily by the increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors, both of which compete with our rental and previously played game product. This decrease was partially offset by the addition of domestic game store-in-store locations and an increase in international same-store game rental revenues driven primarily by growth in rental revenues generated by the sales of previously played games in several international markets during the first nine months of 2004.

Merchandise Sales.    Merchandise sales increased $149.3 million, or 17.8%, in the first nine months of 2004 as compared with the first nine months of 2003, due to increased sales of movies, games and general merchandise. The following is a summary of merchandise sales by product category:

	Nine Months Ended September 30,
	2003		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$50.3	6.0%	$17.3	1.7%	$(33.0)	(65.6)%
DVD sales	333.6	39.8%	388.8	39.4%	55.2	16.5%

Total movie sales	383.9	45.8%	406.1	41.1%	22.2	5.8%
Game sales	175.6	21.0%	292.2	29.6%	116.6	66.4%
General merchandise sales	278.3	33.2%	288.8	29.3%	10.5	3.8%

Total merchandise sales	$837.8	100.0%	$987.1	100.0%	$149.3	17.8%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(0.3)%	(8.5)%	24.6%
Game sales	18.6%	20.9%	17.6%
General merchandise sales	1.7%	0.8%	2.8%
Total merchandise sales	4.4%	(2.6)%	14.5%

(1)	International same-store revenue changes do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the addition of new company-operated stores, strong growth in international same store retail revenues which increased 14.5% during the first nine months of 2004 and the impact of favorable foreign exchange rates. The increase in international same-store retail revenues resulted from increased sales of both movies and games. Domestic same-store retail revenues decreased 2.6% during the first nine months of 2004 as compared with the first nine months of 2003 as a result of decreased movie sales offset by an increase in sales of new and traded games driven primarily by the addition of game store-in-store locations. Our domestic operations represented 51.1% of our retail revenues in the first nine months of 2004 as compared with 59.6% of our retail revenues in the first nine months of 2003. This decrease is attributable to the continued revenue growth in our U.K. subsidiary, GameStation, Inc., as well as our other international retail revenues, including the impact of favorable exchange rates.

Movie Sales.    Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $22.2 million, or 5.8%, from the first nine months of 2003 to the first nine months of 2004 due to the impact of favorable foreign exchange rates, which was partially offset by a 0.3% decrease in worldwide same-store movie retail revenues. The decrease in worldwide same-store movie retail revenues was driven by an 8.5% decrease in domestic same-store movie retail revenues for the first nine months of 2004 due to lighter rental traffic and the elimination of retail VHS sales in substantially all of domestic stores. These decreases in domestic same-store movie retail revenues were partially offset by growth in sales of traded product. The decline in domestic same-store movie retail revenues was partially offset by strong growth in international same-store movie retail revenues for the first nine months of 2004 driven by our increased focus on benefiting from the growing popularity of retail DVD internationally. The growth in international retail revenues was the primary driver behind a 17.0% increase in worldwide retail movie transactions during the first nine months of 2004 as compared with the first nine months of 2003. The increase in worldwide retail movie transactions was offset by a 3.3% decrease in the average worldwide retail selling price of movies as a result of increased sales of traded movies. Traded movies have a lower average selling price than new retail product. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in approximately 3,900 BLOCKBUSTER stores worldwide by the end of 2004.

Game Sales.    Game sales, which include sales of new and traded game software, hardware consoles and accessories, increased $116.6 million, or 66.4%, from the first nine months of 2003 to the first nine months of 2004 as a result the addition of new company-operated free-standing Rhino and GameStation locations, an 18.6% increase in worldwide same-store game retail revenues and favorable foreign exchange rates. The change in worldwide same-store game retail revenues was primarily due to the addition of over 400 game store-in-store locations in BLOCKBUSTER stores worldwide. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. We also began offering games trading in approximately 2,400 stores worldwide during the first nine months of 2004 that do not have a game store-in-store concept. Additionally, international same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. All of these factors led to a 59.7% improvement in the overall unit sales of retail games worldwide. In addition, the overall average selling price of retail games increased 12.1%, which was driven by an increase in the average selling price of new games and offset by the lower average selling price of traded games. As we continue to add game store-in-store locations worldwide and increase game trading opportunities in our stores, the sales of both new and traded games in these locations should result in increased retail game sales.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $10.5 million, or 3.8%, from the first nine months of 2003 to the first nine months of 2004, as a result of favorable foreign exchanges rates, the addition of new company-operated stores and a 1.7% increase in worldwide same-store general merchandise revenues. The 1.7% increase in worldwide same-store general merchandise revenues reflects increased confection sales resulting from improved merchandising and management of our confection inventory. These increases were partially offset by decreased sales to franchisees.

Cost of Sales.    Cost of sales of $1,677.5 million in the first nine months of 2004 decreased $18.1 million, or 1.1%, from $1,695.6 million in the first nine months of 2003. The decrease in our cost of sales was primarily due to an improvement in rental gross margin and a reduction in other costs, as discussed below.

Gross Profit.    Gross profit of $2,656.8 million in the first nine months of 2004 increased $57.9 million, or 2.2%, from $2,598.9 million in the first nine months of 2003. The increase in gross profit was driven by the continued improvement in rental and retail margins. As a result of the strong growth in rental and retail profitability, total gross margin increased to 61.3% in the first nine months of 2004 from 60.5% in the first nine months of 2003.

Rental Gross Profit.    Rental gross profit of $2,364.6 million in the first nine months of 2004 increased $3.0 million, or 0.1%, from $2,361.6 million in the first nine months of 2003. The increase in rental gross profit was primarily due to a significant improvement in our rental gross margin, which increased from 69.7% in the first nine months of 2003 to 72.1% in the first nine months of 2004. These increases were partially offset by the decline in rental revenues. The continued improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchase costs, in total and on an average store basis, were lower during the first nine months of 2004 as compared with the first nine months of 2003. Our focus on profitability was implemented in the first quarter of 2003 and, as a result, the rate of growth in gross margins recognized during late 2003 and the first quarter of 2004 slowed during the second and third quarters of 2004. We expect the rental gross margins to remain stable in coming quarters.

•	During late 2003 and early 2004, we increased the proportion of rental product purchases under revenue sharing arrangements. This provided flexibility in our rental copy depth, while providing the ability to maintain a favorable level of movie rental gross margin.

•	With the increasing penetration of the DVD format, VHS rentals continue to decline. As a result, we have decreased our purchases of rental VHS tapes while managing copy depth necessary to meet customer demand. Successful management of this transition during the first three quarters of 2004 has improved our results in VHS rental margins.

Merchandise Gross Profit.    Merchandise gross profit of $226.6 million in the first nine months of 2004 increased $59.4 million, or 35.5%, from merchandise gross profit of $167.2 million in the first nine months of 2003. The increase in merchandise gross profit was primarily due to substantial growth in our merchandise gross margin, which increased to 23.0% in the first nine months of 2004 compared with 20.0% in the first nine months of 2003 and growth in merchandise sales. The increase in merchandise gross margin was primarily caused by growth in higher margin international game sales and increased merchandise sales from traded movies and games. Traded movies and games have higher average gross margins than new retail product. In addition, continued improvement in our shrink reduction procedures resulted in reduced DVD shrinkage during the first nine months of 2004 as compared with the first nine months of 2003. DVD and video game products are more susceptible to shrink than our other products due to their portability and popularity. As a result of promotional activities surrounding the nationwide rollout of DVD and games trading, we expect merchandise margins to be negatively impacted in the fourth quarter of 2004 as compared with the third quarter of 2004.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, and depreciation and amortization, were $3,943.9 million in the first nine months of 2004, an increase of $1,698.6 million, or 75.7%, from $2,245.3 million in the first nine months of 2003. Total operating expenses increased as a percentage of total revenues to 91.0% in the first nine months of 2004 from 52.3% in the first nine months of 2003 primarily as a result of the non-cash impairment charges which totaled 34.7% of total revenues for the first nine months of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $2,257.2 million in the first nine months of 2004 increased $201.2 million, or 9.8%, from $2,056.0 million in the first nine months of 2003. Selling, general and administrative expense as a percentage of total revenues increased to 52.1% in the first nine months of 2004 as compared with 47.9% in the first nine months of 2003. The change in selling, general and administrative expense in the first nine months of 2004 resulted from the following items:

•	Compensation expense increased $59.3 million, or 6.2%, primarily as a result of additional personnel needed to support our store growth and initiatives and increasing payroll and insurance costs due to general inflation and increased foreign exchange rates.

•	Advertising expense increased $52.5 million, or 46.8%, reflecting increased spending in support of our new initiatives, including the national launch of the BLOCKBUSTER MOVIE PASS during the second quarter of 2004, BLOCKBUSTER Online during the third quarter of 2004, the rollout of DVD and games trading in approximately 2,400 stores during the first nine months of 2004, the continued roll-out of our games store-in-stores and other promotional activity and customer service initiatives.

•	Occupancy costs increased $46.6 million, or 7.4%, primarily as a result of increased foreign exchange rates, the net addition of new company-operated stores, the renewal of certain domestic store leases at generally higher rates and increased repair and maintenance costs.

•	Other general and administrative corporate and store expenses increased $42.8 million, or 11.9%, due primarily to expenses related to our new initiatives and related systems and infrastructure improvements, the addition of new company-operated stores and increased foreign exchange rates.

For the first nine months of 2004, we incurred approximately $70 million in additional selling, general and administrative expenses as we continue to develop and launch new initiatives, and we expect to incur approximately $50 million in additional initiative related operating expenses during the remainder of 2004. These costs include incremental advertising costs, costs to make incremental improvements in systems and infrastructure and personnel costs, as discussed above. In the event that our new initiatives grow faster than we currently anticipate, these incremental operating expenses, including costs incurred by BLOCKBUSTER Online, could increase. As a result of the divestiture, we anticipate an increase in operating expenses due to the replacement of services and contracts previously provided through Viacom as well as an increase in compensation expense. The expected increase in compensation expense is due to the planned offer to exchange employee stock options for restricted stock during the fourth quarter of 2004, which will require us to recognize compensation expense over the vesting term of the restricted stock of which, between $60 million and $80 million will be recognized in the fourth quarter of 2004. Additional details of this offer are discussed in the Notes to the Consolidated Financial Statements.

Depreciation Expense.    Depreciation expense of $180.4 million in the first nine months of 2004 decreased $8.1 million, or 4.3%, as compared with $188.5 million in the first nine months of 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment and was partially offset by increased foreign exchange rates and the addition of new company-operated stores. As we roll-out our new initiatives and place the related assets into service, depreciation expense is expected to increase.

Impairment of Goodwill and Other Long-Lived Assets.    During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom Exchange Offer and launch of the exchange offer by Viacom, we determined that it was more likely than not that the divestiture of Blockbuster from Viacom would occur. Management believes that the divestiture is an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets. As a result, we performed an interim impairment test on goodwill balances during the third quarter of 2004 and determined that the goodwill balance was impaired. We recorded a non-cash impairment charge for both the domestic and international reporting units during the third quarter of 2004 totaling $1.50 billion.

Interest Expense.    Interest expense of $18.3 million in the first nine months of 2004 decreased $9.1 million, or 33.2%, as compared with $27.4 million in the first nine months of 2003. The decrease in interest expense was primarily due to a decrease in our average outstanding debt balance and lower average interest rates in the first nine months of 2004 compared with the first nine months of 2003. The additional borrowings associated with payment of the Special Distribution and the divestiture will result in increased outstanding debt and increased interest expense going forward.

Provision for Income Taxes.    We recognized a benefit for income taxes of $46.4 million in the first nine months of 2004, as compared with a provision of $120.1 million in the first nine months of 2003. The benefit for income taxes resulted primarily from the impairment of goodwill, a large portion of which was non-deductible, and the recognition of a $37.1 million tax benefit during the first quarter of 2004, resulting from the resolution of the federal income tax audit for tax years January 1, 1997 through May 4, 2000.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first nine months of 2003. The adoption of this statement did not affect operating income or cash flow.

Net Income.    Net loss of $1,257.0 million in the first nine months of 2004 represents a decrease of $1,462.4 million from net income of $205.4 million in the first nine months of 2003. The decrease was attributable to an impairment charge recorded in the third quarter of 2004 for goodwill and other long-lived assets of $1,504.4 million and to other changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and games and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents. Working capital requirements, rental library purchases and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under the senior secured credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures, including the additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months.

As discussed above and in Note 1 to the Consolidated Financial Statements, during October 2004, Viacom completed the divestiture of its ownership interest in Blockbuster. On September 3, 2004, we paid a Special Distribution of approximately $905.6 million, or $5 per share, to our stockholders, including Viacom. In connection with the divestiture and in order to fund the Special Distribution, on August 20, 2004, we entered into an agreement for a senior secured credit facility with a syndicate of lenders and issued senior subordinated notes, as discussed in Capital Structure below. The additional borrowings associated with the divestiture and the Special Distribution will result in increased outstanding debt and increased interest expense going forward. However, we believe that we can compete effectively as an independent company and that separation from Viacom will better position us to pursue our unique corporate goals and avenues for expansion.

Principal payments on the New Credit Agreement, as defined below, and senior subordinated notes based on outstanding borrowings as of September 30, 2004 are expected to be approximately $5.1 in 2005, $20.5 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $146.3 million in 2009 and a total of $764.7 million in years thereafter.

During the first nine months of 2004, we also entered into various purchase obligations, including approximately $59 million of contractual obligations associated with our new initiatives and related system and infrastructure improvements, of which approximately $32 million was incurred during the first nine months of 2004 and approximately $13 million will be incurred during the fourth quarter of 2004. These amounts include both operating expenses and capital expenditures. In addition, we have entered into new operating lease agreements and renewed various other operating lease agreements in connection with our store locations and new online subscription initiatives. No other material changes to the contractual obligations reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 occurred during the first nine months of 2004.

Capital Structure

On August 20, 2004, we entered into a new $1,150.0 million senior secured credit facility (“New Credit Agreement”) and issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012, which are described in Note 5 to the Consolidated Financial Statements. The proceeds of the new facilities were used (i) to fund the payment of the Special Distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the Special Distribution; (iii) to repay amounts outstanding under the old credit agreement; and (iv) for working capital and other general corporate purposes. As of September 30, 2004, $50.0 million of borrowings were outstanding under the revolving credit facility, $650.0 million was outstanding under the term loan portions of the New Credit Agreement and $300.0 million was outstanding under the senior subordinated notes. The available borrowing capacity under the New Credit Agreement, excluding the $150.0 million reserved for issuance of one or more letters of credit in favor of Viacom, totaled $300.0 million at September 30, 2004.

The borrowing availability under the revolving credit facility will be automatically reduced beginning in the fourth quarter of 2007 and will terminate in 2009. The Term A Loan Facility is payable in quarterly installments through 2009 and the Term B Loan Facility is payable in quarterly installments through 2011. The Term Loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow, as defined by the New Credit Agreement. Interest payments on the senior subordinated notes are due semi-annually through 2012, when the bonds mature.

The New Credit Agreement and the senior subordinated notes contain certain restrictive covenants, which, among other things, limit the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At September 30, 2004, we were in compliance with all debt covenants.

Under a registration rights agreement as part of the offering of the senior subordinated notes, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act. Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed or some holders of senior subordinated notes are not able to participate in the exchange offer for the senior subordinated notes, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. If this exchange offer for the senior subordinated notes is not completed or the shelf registration statement, if applicable, is not declared effective on or before May 17, 2005, we will be required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or the shelf registration statement is declared effective.

The following table sets forth our current portion of long-term debt and capital lease obligations:

	December 31, 2003	September 30, 2004
Old Credit Agreement:
Current maturities of term loan, interest rate of 2.4% at December 31, 2003	$100.0	$—
Current maturities of all other obligations	24.1	1.4

Total current portion of long-term debt	124.1	1.4
Current portion of capital lease obligations	20.7	20.7

	$144.8	$22.1

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	December 31, 2003	September 30, 2004
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$0.7	$—

New Credit Agreement:
Revolving credit facility, interest rate of 3.9% at September 30, 2004	—	50.0
Term A loan, interest rate of 3.7% at September 30, 2004	—	100.0
Term B loan, interest rate of 4.2% at September 30, 2004	—	550.0

Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt	0.7	1,000.0
Capital lease obligations	74.4	71.7

	$75.1	$1,071.7

Additional information on our capital structure can be found in the Notes to the Consolidated Financial Statements.

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities decreased $194.2 million, or 20.6%, from $941.5 million in the first nine months of 2003 to $747.3 million in the first nine months of 2004. The decrease in operating cash flows resulted from decreased net income as adjusted for non-cash items, such as depreciation and amortization, rental library amortization and impairment of goodwill and other long-lived assets. Although our net income for the first nine months of 2004 decreased by $1,462.4 million from the first nine months of 2003, the primary contributor to this decrease was an impairment charge of $1,504.4 million related to our goodwill and other long-lived assets, which has no impact on our cash flow provided by operating activities. Rental library amortization decreased $190.5 million, in part, because of our continued reduction in rental library purchase costs and our shift to revenue sharing arrangements, which is discussed in Investing Activities below. Our net income for the first nine months of 2004 was also impacted by our investment of approximately $70 million of incremental operating expenses as we continued to develop and launch our new initiatives. The decrease in net income as adjusted for non-cash items was partially offset by changes in working capital, which used $193.3 million in cash during the first nine months of 2004 as compared with $217.9 million during the first nine months of 2003, as a result of a changes in various components in working capital. The changes in working capital reflect the increased purchases of rental product made under revenue sharing agreements during late 2003 and early 2004, which are accounted for in prepaid assets and/or accrued expenses on the Consolidated Balance Sheet depending upon terms of the agreement. Our change in working capital also reflects stabilization in accounts payable and merchandise inventories subsequent to the ramp-up of merchandise inventories in late 2002 and early 2003.

Investing Activities.    Net cash flow used for investing activities decreased $18.4 million from $740.5 million in the first nine months of 2003 to $722.1 million in the first nine months of 2004. This decrease was primarily due to a $105.3 million decrease in cash used for rental library purchases during the first nine months of 2004 as compared with the first nine months of 2003. In conjunction with our continued focus on profitability, we lowered our rental product purchase costs during 2003 and the first quarter of 2004 and increased our rental product purchases made under revenue sharing arrangements during late 2003 and early 2004. The increase in purchases under revenue sharing arrangements provided flexibility in our rental copy depth and decreased the cash flow used for investing activities. The decrease in rental product purchases were partially offset by $15.3 million spent for acquisitions during the first nine months of 2004 and a $70.8 million increase in capital expenditures.

We plan to continue to increase our capital expenditures during 2004, as compared with 2003, to support our revenue and profitability growth initiatives, as well as systems and infrastructure improvements. We expect total capital expenditures for 2004 to be approximately $280 million. Total capital expenditures in the first nine months of 2004 totaled $170.2 million.

Financing Activities.    Net cash flow used for financing activities decreased $122.2 million from $192.3 million in the first nine months of 2003 to $70.1 million in the first nine months of 2004. This change was primarily due to net proceeds from long-term debt of $877.0 million in the first nine months of 2004 primarily from borrowings under our new senior secured credit facility and senior subordinated notes, as compared with net repayments of long-term debt of $180.3 million in the first nine months of 2003. These amounts were partially offset by an increase in cash dividends paid, which totaled $10.8 million in the first nine months of 2003 as compared with $916.4 million during the first nine months of 2004 as a result of the Special Distribution paid during the third quarter of 2004 and $17.8 million of debt financing costs incurred during the third quarter of 2004 related to the New Credit Agreement and senior subordinated notes.

Other Financial Measurements: Working Capital

At September 30, 2004, we had cash and cash equivalents of $190.9 million. Working capital, however, reflected a deficit of $149.2 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we operate, from time to time, with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our growth strategies; our purchasing arrangements; our expectations related to advertising, systems and infrastructure, and other expenses; our initiatives designed to drive growth in our business, including the timing of expenditures related to such initiatives; our industry expectations; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer demand for our existing and planned product and service offerings, including new offerings related to our subscription, trading and games initiatives, and the related impact of competitor pricing and product and service offerings;

(ii)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(iii)	our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives;

(iv)	our ability to effectively and timely prioritize and implement our initiatives;

(v)	the extent and timing of our anticipated investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives;

(vi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(vii)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and in our operating model, including support for our new subscription, trading and games initiatives;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	any impact of Viacom’s divestiture of its interest in us, including payment of a Special Distribution, incurrence of new debt, and the costs associated with replacing services that were previously provided by Viacom to us;

(x)	the application of existing and future accounting policies and pronouncements, including without limitation any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and the potential impact of pronouncements such as the Financial Accounting Standards Board Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, or pending legislation such as H.R. 3574, The Stock Option Accounting Reform Act;

(xi)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with service, product and content providers on acceptable commercial terms;

(xii)	the studios’ dependence on revenues generated from retail home video and their maintenance and timing of exclusive distribution windows for retail home video;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	the resolution of federal, state and international tax audits; and

(xvi)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the detailed factors entitled “After this Exchange Offer, Blockbuster Will No Longer Have Access to the Financial Strength and Resources of Viacom,” “In Connection with this Exchange Offer, Blockbuster Must Replace Services Provided by Viacom” and “The Historical Financial Information of Viacom and Blockbuster May Not Be Indicative of Their Results as Separate Companies” in our Registration Statement on Form S-4 (File No. 333-116617), filed with the SEC on June 18, 2004, and as thereafter amended.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to annually include a management report on internal control over financial reporting starting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s independent auditors will also be required to annually attest to the Company’s internal control over financial reporting. In order to achieve compliance with Section 404, the Company has been documenting, testing and evaluating its internal control over financial reporting since 2003, using a combination of internal and external resources. While the Company currently believes it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 and be in a position to conclude that the Company’s internal control over financial reporting is effective as of December 31, 2004, because the applicable requirements are complex and time consuming, and because currently unforeseen events or circumstances could arise, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004. In addition, it should be noted that, in designing and evaluating our disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Interest Rate Risk

Total outstanding borrowings under our credit agreement at September 30, 2004 totaled $700.0 million. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2004 for these borrowings was 4.1%. We are primarily vulnerable to changes in LIBOR or other applicable rates as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $7.0 million impact on our interest expense. We expect interest expense to continue to increase in the future as a result of the additional $950.0 million in borrowings associated with the divestiture and payment of the Special Distribution, as discussed in the Liquidity and Capital Resources section. As borrowings under the New Credit Agreement are subject to variable interest rates, fluctuations in LIBOR or the other applicable rates would have a material impact on our interest expense.

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

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenue and operating income would have decreased by $31.8 million and $0.2 million, respectively, for the three months ended September 30, 2004 and $112.9 million and $3.5 million, respectively, for the nine months ended September 30, 2004, if foreign exchange rates in 2004 were consistent with 2003.

Our operations outside the United States constituted 25.9% and 30.4% of our total revenues for the three months ended September 30, 2003 and 2004, respectively, and 24.6% and 29.2% for the first nine months of 2003 and 2004, respectively. Our operations in Europe constituted 15.4% and 19.5% of our total revenues for the three months ended September 30, 2003 and 2004, respectively, and 14.5% and 18.9% for the first nine months of 2003 and 2004, respectively.

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

No changes in the Company’s internal control over financial reporting occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings is set forth in Note 6 to Consolidated Financial Statements, Commitments and Contingencies, in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on July 20, 2004. The stockholders voted on proposals to:

1.	elect three Class II Directors of Blockbuster for a term expiring in 2007;

2.	adopt the Second Amended and Restated Certificate of Incorporation of Blockbuster;

3.	approve the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan;

4.	approve the Blockbuster Inc. 2004 Long-Term Management Incentive Plan;

5.	approve the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan;

6.	approve the Blockbuster Inc. Compensation Plan for Non-Employee Directors;

7.	approve the Blockbuster Inc. Amended and Restated Chairman’s Award Plan; and

8.	ratify the appointment of PricewaterhouseCoopers LLP as our independent accounts for fiscal 2004.

The proposals were approved by the following votes:

1.	Election of Class II Directors

Nominee	Votes For	Votes Withheld
Michael D. Fricklas	732,187,103	5,745,504
John L. Muething	737,547,698	384,909
Sumner M. Redstone	730,200,819	7,731,788

2.	Adoption of the Second Amended and Restated Certificate of Incorporation of Blockbuster

Votes For	Votes Against	Abstentions	Broker Non-Votes
730,538,735	7,300,439	93,433	0

3.	Approval of the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
731,648,995	6,197,662	85,950	0

4.	Approval of the Blockbuster Inc. 2004 Long-Term Management Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
730,368,953	7,472,705	90,949	0

5.	Approval of the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
737,264,895	581,477	86,235	0

6.	Approval of the Blockbuster Inc. Compensation Plan for Non-Employee Directors

Votes For	Votes Against	Abstentions	Broker Non-Votes
737,264,946	494,080	173,581	0

7.	Approval of the Blockbuster Inc. Amended and Restated Chairman’s Award Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
737,353,201	493,656	85,750	0

8.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accounts for fiscal 2004

Votes For	Votes Against	Abstentions	Broker Non-Votes
736,780,219	1,066,160	86,228	0

Item	6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012. (4)

10.1	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004. (4)

10.2	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004. (4)

10.3	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004. (5)

10.4	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan. (5)

10.5	Blockbuster Inc. Compensation Plan for Non-Employee Directors. (5)

10.6	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan (as amended through October 6, 2004). (5)

10.7	Blockbuster Inc. 2004 Long-Term Management Incentive Plan (as amended through October 6, 2004). (5)

10.8	Separation Agreement with Waiver and Release of Claims between Blockbuster Inc. and Nigel Travis, dated October 26, 2004. (6)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (File No. 333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Filed herewith.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2004, and incorporated herein by reference.
(7)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Larry J. Zine
Larry J. Zine
Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 8, 2004

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012. (4)

10.1	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004. (4)

10.2	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004. (4)

10.3	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004. (5)

10.4	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan. (5)

10.5	Blockbuster Inc. Compensation Plan for Non-Employee Directors. (5)

10.6	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan (as amended through October 6, 2004). (5)

10.7	Blockbuster Inc. 2004 Long-Term Management Incentive Plan (as amended through October 6, 2004). (5)

10.8	Separation Agreement with Waiver and Release of Claims between Blockbuster Inc. and Nigel Travis, dated October 26, 2004. (6)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (File No. 333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Filed herewith.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2004, and incorporated herein by reference.
(7)	Furnished herewith.