Form 10-K
period 2004-12-31
BLOCKBUSTER INC
filed 2005-03-29
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Class B Common Stock, $.01 par value per share	New York Stock Exchange

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

As of June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $507,573,174, based on the closing price of $15.18 per share of class A common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 1, 2005, 118,336,989 shares of class A common stock, $.01 par value per share, and 72,000,000 shares of class B common stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders of the registrant to be held during 2005 are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

BLOCKBUSTER INC.

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 9,100 stores in the United States, its territories and 24 other countries as of December 31, 2004. Our focus in 2004 was on furthering our mission to become a complete source for movies and games. Specifically, we took advantage of our improved profitability from 2003 and the traffic generated by our core rental business to fund and create awareness for our strategic initiatives. During 2004 we (i) successfully launched BLOCKBUSTER ONLINE™, our U.S. online subscription program; (ii) expanded our in-store subscription pass offering nationwide and significantly exceeded our in-store subscriber expectations and (iii) aggressively rolled out movie and game trading to thousands of stores. We believe that these strategic initiatives will provide growth opportunities for our business and complement our mature rental business, which continued to decline during 2004. Our total revenues and gross profit for 2004 were $6.1 billion and $3.6 billion, respectively. Of our revenues, 69.5% were generated in the United States and 30.5% were generated outside of the United States.

In October 2004, we completed our divestiture from Viacom Inc. We believe that we will compete effectively as an independent company and that the separation from Viacom has better positioned us to pursue our unique corporate goals and growth opportunities.

INDUSTRY OVERVIEW

Domestic Home Video Industry—In-Home Movies

Consumer Spending. The overall home video industry includes in-home movie entertainment offered through the retail home video, cable and satellite industries. The retail home video industry includes the sale and rental of movies on DVD and VHS by traditional video store retailers such as Blockbuster, as well as online and other retailers, including mass merchant retailers. According to estimates of Kagan Research, LLC (“Kagan”), consumer spending for in-home movie viewing in the United States increased from about $22.6 billion in 2003 to about $25.1 billion in 2004 and is projected to increase to about $33.8 billion by 2009. The U.S. retail home video industry represented about $24.0 billion of the $25.1 billion in revenues during 2004. The remainder of the revenues were generated by pay-per-view and other specialized cable and satellite services.

Of the estimated $24.0 billion in revenues generated by the U.S. retail home video industry during 2004, about $16.0 billion were generated by sales of movies and about $8.0 billion were generated by rentals of movies. This compared to about $13.5 billion of revenues that were generated by sales of movies and about $8.2 billion that were generated by rentals of movies during 2003. While the overall retail home video industry is projected to grow over the next several years, Kagan projects that movie rental revenues will continue to decline, from approximately $8.0 billion in 2004 to about $6.3 billion in 2009. Adams Media Research, however, does not project similar declines in movie rental revenues. Because of the many variables affecting movie rental revenues, it is difficult to predict fluctuations in the movie rental industry with certainty. We believe, however, that overall movie rental revenues will stabilize by the end of 2005, when the majority of U.S. television households are projected to have a DVD player and the initial enthusiasm for ownership of retail DVDs should have largely run its course.

The increased sale of movies reflects the movie studios’ continued “sell-through” pricing to home video retailers for DVDs. As discussed in more detail below under “—Our Business—Suppliers and Purchasing Arrangements,” unlike the historically high wholesale pricing for VHS product, substantially all DVD product is released at a price to the home video retailer that is low enough to allow for affordable pricing for sales to consumers at the same time as movies are released to consumers for rental. This sell-through pricing has given consumers the option to purchase DVDs instead of, or in addition to, renting them and has enabled consumers to build libraries of classic movies and personal favorites. Although movie sales are estimated to have increased during 2004, rental transactions continued to exceed sales transactions. According to industry statistics, during 2003, rentals represented approximately 74.1% of the total number of industry transactions and sales represented approximately 25.9% of the total number of industry transactions. During 2004, rentals represented approximately 68.7% of the total number of industry transactions and sales represented approximately 31.3% of the total number of industry transactions. We believe that rentals continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and because they provide consumers who are contemplating a purchase with an inexpensive opportunity to view a title prior to making a purchasing decision. In addition, we believe that the increasing market penetration of the DVD format beyond the typically more affluent early adopters will also be an important factor in the stabilization of the rental industry. The number of U.S. DVD households is estimated to have increased from 52.6% of U.S. television households at the end of 2003 to 65.4% of U.S. television households by the end of 2004. Kagan projects that this will increase to 76.0% of U.S. television households by the end of 2005 and to 92.9% of U.S. television households by the end of 2009. We believe that later-adopting DVD households are generally less likely to purchase DVDs at the high rates of early adopters. We also believe that efforts to increase consumer satisfaction, such as our elimination of extended viewing fees, commonly referred to as “late fees,” and the increased offering of in-store and online rental subscription programs will enhance the relevance of movie rentals to consumers and help drive rental business in the future.

Kagan projects that sales and rentals of movies in the United States will decline somewhat as a percentage of overall consumer spending for in-home movie viewing; however, we believe that the DVD format will drive continued growth in the retail home video industry due to (i) its superior sound and picture quality and (ii) the additional home viewing features that it offers, such as deleted scenes, outtakes, cast interviews, interactive features, director commentary, multiple language tracks and the ability to skip directly to scenes, rather than fast-forwarding and rewinding. We believe that growth in the retail home video industry will also be driven by the increasing popularity of in-home theater systems and related enhanced viewing and sound capabilities, and the anticipated launch of high-definition DVD. In addition, we believe that there are substantial opportunities in the consumer market for used DVDs, which we believe will also drive industry growth by providing additional retail opportunities, including trading of used DVDs by customers in exchange for merchandise credit, discounts on other products or cash.

Studio Release Schedule to Home Video Retailers. A competitive advantage that the U.S. retail home video industry continues to enjoy over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” As discussed below under “—Movie Studio Dependence on the Retail Home Video Industry,” the retail home video industry is a critical source of revenue to U.S. movie studios. In order to maximize this revenue, studios release their movies to different distribution channels at different points in time. The first distribution channel after theatrical release is home video (rental and retail, including mass merchant retail) on DVD and VHS. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but, since the mid-1990’s, has averaged from between 43 and 54 days for domestic home video retailers. Thereafter, movies are made sequentially available to the television distribution channels. Although the distribution window is a significant advantage to the U.S. retail home video industry, its advantage to traditional home video retailers with core rental businesses has been diminished due to the sell-through pricing of DVDs. This is because sell-through pricing has resulted in significant competition from mass merchant retailers, as movies are released for rental and sale at the same time. Studio pricing is discussed further below under “—Our Business—Suppliers and Purchasing Arrangements” and “Cautionary Statements—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.”

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement, and studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing,” and it affects the international movie rental industry, especially in the United Kingdom, Ireland, Italy and Spain. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with video rental outlets that operate in violation of the two-tiered pricing legislation by renting product purchased at the lower “sell-through” price. The potential impact of studio pricing decisions is discussed under “Cautionary Statements—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the retail video industry in international markets. Piracy is discussed further below under “—Our Business—Competition” and “Cautionary Statements—Piracy of the Products We Offer or the Disregard of Release Dates May Adversely Affect Our Operations.”

Movie Studio Dependence on the Retail Home Video Industry

Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the movie studios based on box office revenues alone. As a result, the studios rely upon their distribution windows in order to maximize revenues. According to industry estimates, sales and rentals of DVDs and videos through the retail home video industry, which includes traditional video store retailers such as Blockbuster, as well as online and other retailers such as mass merchant retailers, continue to be the largest source of revenue to U.S. movie studios. In 2004, the worldwide retail home video industry is estimated to have contributed approximately 50.2% of U.S. studios’ revenues. Industry analysts project that the contribution of retail home video to studios’ revenues will be approximately the same in 2005.

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

As discussed above under “—Domestic Home Video Industry—In-Home Movies—Studio Release Schedule to Home Video Retailers,” we believe there is a strong economic incentive to the studios to maintain the retail home video distribution window. However, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to this continuation of the distribution window.

Home Video Game Industry

The video game industry is complex and different in many ways from the home video industry. The market for video games is highly cyclical and prone to changes in technology. In addition, video games have significantly higher price points than DVDs, but hit game titles generate significantly less volume than hit movie titles. According to industry estimates, during 2004, total hardware unit sales in the United States declined approximately 7% and hardware sales revenues declined by approximately 17%. These declines were primarily the result of lower retail prices on hardware units as well as significant shortfalls in supply on Microsoft’s Xbox and Sony’s PS2 units during the crucial holiday selling period. In 2005, we expect hardware sales for the existing platforms to slow as consumers delay purchases in anticipation of new, more advanced platforms expected to launch in late 2005 and in 2006.

Game software sales in the United States for the existing platforms increased from approximately $5.8 billion in 2003 to approximately $6.2 billion in 2004, driven mainly by significant growth in value ($29.99 or less) product. We anticipate 2005 software sales for existing platforms to remain relatively flat, with growth coming from the handheld segment. This reflects the cyclical nature of the home video game industry, which has traditionally been affected by changing technology, limited hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. The home video game industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. However, we believe that the cyclical nature of the industry, along with the sizeable number of gaming households and the substantial number of game titles available, should contribute to the creation of a significant market for used games and games trading. Games trading enables consumers to exchange their games for merchandise credit, discounts on other products or cash.

We also believe that the game rental industry continues to play an important role in the video game cycle, due in part to the relatively high purchase prices for game software. Video games typically generate most of their rental revenue during the first twelve months after their initial release. We believe that during this time period, the difference between the retail price and the rental price of a popular new video game title is typically high enough to make rentals an attractive alternative for customers. In addition, we believe rental pricing provides an attractive alternative for customers who do not want to buy a game close to the introduction of a new hardware platform. Game rentals also provide a testing ground for many consumers considering a game purchase. During 2003, U.S. video game rental revenues, including in-store and online subscription, totaled approximately $804 million and, according to industry statistics, are forecasted to grow 7% annually from 2003 to 2008 to approximately $1.1 billion, driven primarily by the launch of next generation platforms. However, we believe that increased retail offerings of low-priced catalog, or “value,” games and increased games trading by us and our competitors compete with game rentals and sales of previously played game product.

OUR BUSINESS

General

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 9,100 stores in the United States, its territories and 24 other countries as of December 31, 2004.

Our focus in 2004 was on furthering our mission to become a complete source for movies and games. Specifically, we took advantage of our improved profitability from 2003 and the traffic generated by our core rental business to fund and create awareness for our strategic initiatives. We believe these strategic initiatives will provide growth opportunities for our business and complement our mature retail business. While our rental business continued to decline during 2004, we believe that it is, and will continue to be, a significant contributor to our cash flows and will enable us to invest in our strategic initiatives, which include:

•	Expansion of our rental subscription programs. Our movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles during a month, having up to three titles out at a time (depending on the pass), for one price during the term of the pass. We launched the in-store BLOCKBUSTER MOVIE PASS™ nationally during May 2004 and ended 2004 with more than 2.1 million customers subscribing to the movie pass. This exceeded our goal to have 8% of our active monthly members on the movie pass by that time. In 2005, we plan to continue to broaden the appeal of the movie pass by providing a wider selection of in-store subscription offerings. We believe that a significant portion of our in-store customers will continue to find these offerings appealing and that our movie pass offering will continue to be popular among these customers; however, as we implement and grow our other initiatives and focus our attention on various other areas of our business, we do not believe that the in-store pass membership will sustain the rate of growth or membership seen in 2004.

In order to more actively participate in the growing market for online rental subscription services, we launched BLOCKBUSTER ONLINE, our online subscription service in the United States, in August 2004. Our U.K. operations launched its online subscription service in May 2004. These internet-based services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Additionally, BLOCKBUSTER ONLINE subscribers receive two free in-store rental coupons each month that can be redeemed for movies or games. In contrast to our in-store subscription service, our online subscription services require significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. As of March 9, 2005, we had more than 750,000 BLOCKBUSTER ONLINE subscribers, and we plan to invest heavily in this business during 2005 with a goal of having over two million subscribers by the end of the first quarter of 2006. We believe that, at that point, we will be able to choose to operate BLOCKBUSTER ONLINE at a profit or further accelerate our subscriber acquisition efforts. We believe that either of these options will result in improved operating profits for Blockbuster in 2006.

•

Continued development of our game concepts. The increase in the number of specialty games retailers has increased competition with our rental and retail games business. As such, we believe it is important for us to continue to expand our presence in games concepts, both as an offensive measure, as a means to capitalize on growth opportunities, and defensively, in response to competition from specialty retailers. During 2004, we continued to expand our games concepts and ended 2004 with approximately 480 store-in-store game locations and approximately 250 freestanding game locations, which operate under various brands in the United States and abroad. Our game store-in-store concepts allow customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. However, our freestanding video game locations generally do not offer game rentals, unlike our store-in-store GAME RUSH™ locations. We believe that the game industry will experience significant growth in 2006 through 2008 when new game platforms become available. As such, during 2005 we plan to refine our games business and continue growth of this initiative in 2006 and beyond in order to take advantage of these future growth opportunities.

•	Continued development of our movie and game trading model. Trading allows customers to trade their previously used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. We believe that promoting this strategic initiative during 2004 has allowed us to improve our product selection, and, in turn, increase sales of new and used DVDs and games. As of December 31, 2004, we offered movie and game trading in approximately 2,700 stores in the United States and approximately 1,100 stores internationally. During 2004, we sold more than 14 million traded movies and games. Going forward, we plan to continue to roll out trading in more stores and leverage and position trading as a unique offering to help drive overall retail activity, but we do not currently plan to allocate significant marketing and capital resources for this initiative in 2005.

In December 2004, we announced the “end of late fees” beginning on January 1, 2005, which means we no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at more than 4,500 company-operated stores and approximately 550 participating franchise stores in the United States. Our Canadian operations also adopted a similar program at its 426 stores across Canada, effective January 29, 2005. We believe that the elimination of extended viewing fees will help to eliminate the most prevalent customer complaints in renting movies and combat our competitors’ use of this concept to differentiate their service offerings. Rental transactions continue to have due dates of either two days or one-week, depending on the specific rental, with all transactions having a one-week grace period from the due date. If the product has not been returned by the end of the grace period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price will be the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price will be reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer will receive a full credit to his or her account, less a minimal restocking fee of $1.25. For the full year 2005, we have projected that extended viewing fees would have directly contributed an estimated $400 million to $450 million in revenue and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity and increased focus on management of operating expenses.

Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER® stores, as well as variations in these terms among franchised BLOCKBUSTER stores.

We view the elimination of extended viewing fees as a substantial consumer benefit, and we believe that our customers share that view. We recognize that it is in our continuing best interest, as well as the best interests of our customers, that consumers fully understand the terms of the elimination of extended viewing fees. We have taken, and will continue actively taking, steps to ensure that they do. Nevertheless, in January 2005, we received inquiries from several state attorneys general, and received notices that certain other state attorneys general were commencing investigations, to determine the compliance by us with applicable laws in connection with the advertisement of our “end of late fees” program. While we believe that the advertisement of the program was conducted in compliance with applicable laws, on March 29, 2005, we entered into an Assurance of Voluntary Compliance (“AVC”) with 47 states and the District of Columbia, as discussed in Note 9 to the consolidated financial statements. The AVC is not an admission of any legal violation by us. For information about other litigation relating to the program, see Note 9 to the consolidated financial statements.

International Operations

We are a leading international provider of in-home rental and retail movie and game entertainment. As of December 31, 2004, we had 3,291 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 24 markets outside of the United States. Of these stores, 734 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION brand name due to its strong local brand awareness. In the United Kingdom, we operate freestanding and store-in-store game locations under the brand name GAMESTATION®. In Australia, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. In 2004, 30.5% of our worldwide revenues were generated outside of the United States, compared to 26.2% in 2003 and 21.1% in 2002. As discussed in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the overall increase in revenues generated outside of the United States reflects the impact of favorable foreign exchange rates and the continued growth in international retail sales. Additional information regarding our revenues and long-lived assets by geographic area is included in Note 12 to the consolidated financial statements.

Our international operations experienced a decrease in same-store rental revenues of approximately 3.0% and an increase in total same-store revenues of approximately 3.0%, driven by strong retail sales growth during 2004. Although 2004 benefited from a return to more normal weather patterns than the unseasonably warm weather experienced in Europe in the summer of 2003, strong competition from mass merchant retailers and speciality outlets and further escalation of piracy continued to impact our business. However, our international markets continue to be significant financial and strategic contributors to our overall business. Our global presence allows us to capitalize on opportunities worldwide as we continue to extend our U.S. concepts and knowledge to our international markets and vice versa. We believe this gives us an advantage over competitors that are solely dependent on a U.S. business. For example, we have the opportunity to use our knowledge and experience from our GAMESTATION operations in our other markets around the world, including the United States.

We continued to test and roll out strategic initiatives in 2004 in those international markets where we already had a substantial presence. For example, the majority of BLOCKBUSTER stores in the United Kingdom offer movie and game trading which allows customers to trade and buy DVDs, VHS tapes and games. We are rolling out our trading initiative in Denmark, Italy, Spain and Mexico based on our strong test results and have begun further testing of trading in Ireland and Australia. We continue to test models for subscription-based rentals, both in-store and online, and launched an on-line rental subscription service in the United Kingdom during 2004. In 2005, we plan to continue testing and rollout of our strategic initiatives in our international company-operated stores. In addition, although we have eliminated extended viewing fees domestically in the United States and in Canada, we continue to research and review consumer requirements in the remaining international markets, and will roll out this initiative only when and if the conditions are deemed appropriate.

During 2004, we exited the Hong Kong market and discontinued operations in Norway. In addition, our franchisee in Ecuador also discontinued operations. We will continue to evaluate our international markets and make investment decisions based on local market conditions that reflect our desire to better focus on key international markets.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations; (ii) marketing; and (iii) the purchase, supply and distribution of each store’s products.

Stores and Store Operations

Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and to assist our franchisees with finding suitable locations for franchised stores in the United States and in some of our larger international markets. In our smaller international markets, while we have very refined site selection criteria, the lack of availability, access and reliability of local demographic, geographic and statistical data sometimes makes it difficult to develop a model that is as comprehensive as that mentioned above. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, customer concentration levels and possible competitive factors. We seek to place stores in locations that are convenient and visible to the public. We also seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive membership transaction and real estate databases to monitor market conditions, select strategic store locations and maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the size and formats of our existing stores are optimal for their location and may adjust the size of or relocate existing stores as conditions require. Our franchise program provides us with an additional avenue for expanding our consumer reach. Outside of the United States, we plan to open most of our new company-operated stores in our core markets in which we already have a significant presence.

Store Development. The following table sets forth our net store count information for both company-operated and franchised stores, domestic and international, during 2004:

	Company-Operated			Franchised Stores			Total
	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
December 31, 2003	4,579	2,526	7,105	1,091	671	1,762	5,670	3,197	8,867

Opened / purchased	292	113	405	48	75	123	340	188	528
Sold / closed	(163)	(82)	(245)	(44)	(12)	(56)	(207)	(94)	(301)

Net additions	129	31	160	4	63	67	133	94	227

December 31, 2004	4,708	2,557	7,265	1,095	734	1,829	5,803	3,291	9,094

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

Store Locations. At December 31, 2004, in the United States and its territories, we operated 4,708 stores, including 61 specialty game stores operating under the name RHINO VIDEO GAMES®, and our franchisees operated 1,095 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of December 31, 2004.

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Alaska	—	17	17
Alabama	36	40	76
Arkansas	1	19	20
Arizona	127	7	134
California	623	58	681
Colorado	127	4	131
Connecticut	41	19	60
District of Columbia	7	—	7
Delaware	7	8	15
Florida	376	58	434
Georgia	177	34	211
Guam	3	—	3
Hawaii	25	—	25
Iowa	45	3	48
Idaho	2	14	16
Illinois	250	3	253
Indiana	75	47	122
Kansas	22	35	57
Kentucky	35	46	81
Louisiana	67	32	99
Massachusetts	68	60	128
Maryland	113	22	135
Maine	6	—	6
Michigan	168	23	191
Minnesota	71	18	89
Missouri	98	12	110
Mississippi	13	33	46
Montana	—	8	8
North Carolina	156	1	157
North Dakota	—	6	6
Nebraska	33	5	38
New Hampshire	14	5	19
New Jersey	133	24	157
New Mexico	—	35	35
Nevada	49	8	57
New York	286	9	295
Ohio	191	3	194
Oklahoma	68	5	73
Oregon	83	16	99
Pennsylvania	192	15	207
Puerto Rico	—	39	39
Rhode Island	—	27	27
South Carolina	71	8	79
South Dakota	2	14	16
Tennessee	49	59	108

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Texas	410	123	533
Utah	59	5	64
Virginia	106	33	139
Virgin Islands	—	2	2
Vermont	7	1	8
Washington	132	4	136
Wisconsin	72	11	83
West Virginia	12	7	19
Wyoming	—	10	10

Store Totals	4,708	1,095	5,803

(1)	This does not include non-operating stores that are leased or owned.

At December 31, 2004, outside of the United States, we operated 2,557 stores, including 178 specialty games stores operating under the name GAMESTATION in the United Kingdom and 5 operating under the name GAME RUSH in Australia. In addition, our franchisees operated 734 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of December 31, 2004.

COUNTRY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)(2)
Great Britain	897	—	897
Canada	426	—	426
Australia	118	290	408
Mexico	311	6	317
Italy	181	60	241
Ireland (Republic) and Northern Ireland	199	—	199
Brazil	—	131	131
Taiwan	89	39	128
Spain	95	11	106
Argentina	83	1	84
Chile	82	—	82
Denmark	73	—	73
New Zealand	—	37	37
Portugal	—	27	27
Thailand	—	22	22
Colombia	—	21	21
Venezuela	—	18	18
Panama	—	16	16
Israel	—	15	15
Dominican Republic	—	12	12
Peru	—	12	12
El Salvador	—	8	8
Guatemala	—	8	8
Uruguay	3	—	3

International Store Total	2,557	734	3,291
United States	4,708	1,095	5,803

Domestic and International Store Total	7,265	1,829	9,094

(1)	This does not include non-operating stores that are leased or owned.

(2)	In addition to the stores listed in the table, as of December 31, 2004, there were 46 video vending machines in Spain.

Franchised Operations

We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2004, our approximately 200 franchisees operated 1,095 stores in the United States and 734 stores outside of the United States. Our $6.1 billion in revenues during 2004 does not include the actual revenues of our franchisees, as we only record royalty revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we sometimes receive fees. We require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising. We do not control franchisee pricing or rental policies, nor do we require our franchises to purchase inventory from us. Generally, a franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot assure you that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees. Furthermore, we cannot assure you that we will be successful in marketing and selling new franchises, that we will continue to actively pursue new franchisees or that any new franchisees will be able to obtain desirable locations and acceptable leases. Finally, we cannot predict the impact that our franchisees’ decisions with respect to product depth and pricing may have on our overall business results. Our franchisees’ control over operating and pricing decisions are discussed in more detail above under “—Our Business—General.”

Online Operations

In August 2004, we launched BLOCKBUSTER ONLINE, our U.S. online subscription program. This included a complete re-launch of our website, blockbuster.com®, with the new subscription functions, as well as the development of billing, customer service, distribution, inventory management and other systems to support the business. Our U.K. operations launched its online subscription service in May 2004.

Our internet-based subscription services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Additionally, BLOCKBUSTER ONLINE subscribers receive two free in-store rental coupons each month that can be redeemed for movies or games, providing our customers with an incentive to come to our stores. We believe that our online offering allows us to retain and attract additional customers who prefer the convenience of renting online, including those customers located in a geographic area where we do not presently have a convenient store location. In addition, our research indicates that most online rental customers also rent movies at a store location. As such, we believe that our ability to integrate our online service with an in-store offering provides us with a distinct competitive advantage.

Since the launch of BLOCKBUSTER ONLINE, our rental subscription program has performed very well. During 2005, we plan to begin fulfilling some of our online rentals for BLOCKBUSTER ONLINE from our store locations. This would allow us to use rental product from our stores in order to reduce overall product costs and improve margin. We plan to implement further system changes to fulfill some online orders from our store inventories.

In contrast to our in-store subscription service, our online subscription services require significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. As of March 9, 2005, we had more than 750,000 BLOCKBUSTER ONLINE subscribers, and we plan to invest heavily in this business during 2005 with a goal of having over two million subscribers by the end of the first quarter of 2006. We believe that, at that point, we will be able to choose to operate BLOCKBUSTER ONLINE at a profit, or further accelerate our subscriber acquisition efforts. We believe that either of these options will result in improved operating profits for Blockbuster in 2006.

Marketing and Advertising

We design our marketing and advertising campaigns to take advantage of opportunities in the marketplace and thereby maximize our marketing and advertising expenditures. We obtain information from our membership transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

•	membership behavior and transaction trends;

•	our market share in the relevant market;

•	our financial position;

•	our evaluation of industry trends;

•	local demographics; and

•	other competitive issues.

This enables us to focus our resources in areas that generate the best return on investment.

During 2004, we continued to capitalize on our ability to offer programs that are an alternative to the offerings that are provided by mass merchant retailers and other online subscription service providers. For example, in the United States, we launched our in-store movie subscription service, the BLOCKBUSTER MOVIE PASS, nationwide in May, joining the national availability of the BLOCKBUSTER GAME PASSTM. Additionally, we continued to offer movie “pre-sales,” continued our BLOCKBUSTER REWARDS® program and expanded DVD and game trading significantly in our U.S. locations. Each of these is discussed below.

•	BLOCKBUSTER MOVIE PASS and BLOCKBUSTER GAME PASS. These programs allow customers to rent an unlimited number of titles for one price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•	Movie “Pre-Sales.” Movie pre-sales allow customers an opportunity to pre-order select new release movies that may be bundled with value-added offers such as free rental coupons.

•	BLOCKBUSTER REWARDS. This premium in-store membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

•	DVD and Game Trading. DVD and game trading allow our customers to trade in used product for merchandise credit, discounts on other products or, in some stores, cash.

We continued our customer relations management (“CRM”) business strategy to build relationships with specific customer segments in order to maintain our high-value customers and introduce our customers to our strategic initiatives. By segmenting our customer base and targeting our direct marketing channel communications, we are improving the effectiveness and efficiency of our direct marketing efforts in traditional channels such as direct mail and customer service, as well as non-traditional channels such as e-mail and point of sale. Specific to our strategic initiatives, our existing capabilities help drive customers to both our in-store and online subscription services as well as drive customers to start movie and game trading and educate our customers about our new game offerings, including GAME RUSH. In addition to using our existing CRM systems, we are building new CRM systems specific to online subscription that will help us understand online consumer behavior in regards to web traffic and rental patterns.

We believe that our CRM activities positively impact our ability to drive incremental store visits and customer retention rates. We are communicating with customers at critical junctions in the “customer lifecycle,” and we believe we are driving changes to their activity to enhance our business. Additionally, we continue frequent and consistent relationship-building activities with customers via e-mail, an extremely low-cost communication channel, and by direct mail.

In 2004, our advertising expenses increased over 2003 due largely to our efforts to drive our strategic initiatives: games, including GAME RUSH, trading and subscription, both in-store and online. We also incurred expenses for the testing and launch of the elimination of extended viewing fees. Worldwide, during 2004, we incurred $257.4 million in advertising expenses, which included $203.9 million in the United States and $53.5 million outside of the United States, compared to $179.4 million in advertising expenses during 2003, which included $126.8 million in the United States and $52.6 million outside of the United States. Our advertising focus will continue to be on supporting our growth initiatives. Meanwhile, we anticipate that the studios will continue their spending to advertise new DVD releases. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we occasionally receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising.

During 2005, we will continue to take advantage of studio advertising of new releases and use more cost effective direct marketing tools. We also expect to incur approximately $50 million in initial marketing and implementation costs in connection with the elimination of extended viewing fees in the United States. We will continue to evaluate our other advertising expenses in 2005 and determine the appropriate spending to support our strategic initiatives. We will also continue to adjust our core advertising spend as necessary depending on market opportunities.

Suppliers and Purchasing Arrangements

We purchase our movie rental inventory for our U.S. company-operated stores directly from the studios on both a title-by-title basis through purchase orders and through various “revenue-sharing” arrangements. The number of domestic movie rental inventory units purchased under revenue-sharing arrangements increased during 2004 to approximately 66.3% of our total units purchased, up from approximately 50.5% during 2003. The use of revenue-sharing arrangements during 2004 provided us with flexibility in our rental copy depth, while also providing the ability to maintain a favorable level of movie rental gross margin. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements increased slightly during 2004. The success of our movie pass and, to a lesser extent, our elimination of extended viewing fees, has put a strain on the availability of the newest releases. We are, however, working to improve this through new revenue-sharing and other copy depth programs.

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

Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This lower initial pricing is referred to as “sell-through” pricing. When the home video market shifted towards the sell-through priced DVD format, the overall significance to us of revenue-sharing arrangements generally declined, as the lower sell-through pricing for DVD product enabled us to acquire significant quantities of product with or without revenue-sharing. During 2004, however, we continued to increase our use of revenue-sharing arrangements for both VHS and DVD product as an important part of our focus on increasing rental margins by allowing us the flexibility to increase our copy depth, while providing the ability to maintain a favorable level of movie rental gross margin. Based on market conditions, we will continue to adjust the use of revenue-sharing arrangements in the future.

We currently purchase most of our movie rental inventory for BLOCKBUSTER ONLINE from a third-party distributor. During 2005 we began purchasing some of this rental product from the studios through revenue-sharing arrangements. Additionally, we plan to begin fulfilling some of our online rentals from our store locations during 2005.

In our international markets, more than half of our movie and game rental inventory units are purchased on a title-by-title basis through purchase orders directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. The remainder of our international rental product is purchased under revenue-sharing arrangements similar to those discussed above. Our purchasing arrangements vary by country and studio depending on factors such as the availability of the rental window and revenue-sharing terms.

New retail movie and game inventory is purchased from the studios or their designated sub-wholesalers on a title-by-title basis through purchase orders. We also acquire retail movie and game inventory through our trading programs. We purchase general merchandise that is complementary to our rental and retail movie and video game inventory, such as confection, game and other accessories and consumer electronics, from a variety of suppliers on a product-by-product basis through purchase orders.

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

Distribution and Inventory Management

In the United States, we receive substantially all of our movies and games for our U.S. company-operated stores at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly-released movies and games to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United

States, which in turn deliver them to our stores. We receive some of our game product through a third-party distributor in order to receive and distribute newly released game products to select stores as quickly as possible following their initial release.

We believe our distribution center gives us a significant advantage over some of our competitors that primarily use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates six days a week, 24 hours a day. As of December 31, 2004, we employed about 1,270 employees at our distribution center.

In addition to our distribution center in McKinney, we also have 23 distribution centers spread strategically throughout the United States to support BLOCKBUSTER ONLINE. These online distribution centers are spread across the country because we use the United States Postal Service to distribute our online product, and the closer the distribution center is to a customer, the faster the customer receives the product.

Franchisees generally obtain their products directly from third-party suppliers, except for their point-of-sale systems hardware and software, some accessories and supplies, movies for which we have exclusive distribution rights and movies for franchisees that participate in our franchisee revenue-sharing programs, which domestic franchisees receive from our distribution center.

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

All of our BLOCKBUSTER-branded company-operated stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with a data center located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the membership transaction database.

During 2004, we successfully developed and launched the information systems to support BLOCKBUSTER ONLINE. This included a complete re-launch of our website, blockbuster.com, with the new subscription functions, as well as the development of billing, customer service, distribution and inventory management systems to support the business. We achieved full launch of the new service in August 2004. We intend to continue to develop enhancements and provide additional capacity in order to grow the business in a highly competitive marketplace.

During 2004, we also completed the information systems work to support our other strategic initiatives, including our in-store subscription programs, trading and the elimination of extended viewing fees, and began work on the implementation of an enterprise resource planning system (“ERP”) to replace certain of our existing finance, accounting, payroll and benefits administration systems. The initial ERP implementation is scheduled for completion in 2005.

In 2005, we plan to continue significant investment in our strategic initiatives, including BLOCKBUSTER ONLINE, with particular focus on the ability to use rental product from our stores in order to reduce overall product costs and improve margin. We plan to implement the necessary system changes to fulfill some of our online orders from our store inventories.

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (i) retailers that rent, sell or trade movies and games; (ii) providers of direct delivery home viewing entertainment; (iii) piracy; and (iv) other competition.

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	local, regional and national video and game stores, such as Hollywood Video, Movie Gallery, Electronics Boutique and GameStop;

•	Internet sites, including online movie rental services, such as Netflix;

•	toy and entertainment retailers; and

•	supermarkets, pharmacies and convenience stores.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format; and

•	customer service.

In particular, while the studios’ promotion of DVDs for simultaneous sale and rental has served to lower the wholesale costs of DVDs to us, it has also resulted in increased competition from mass-merchant retailers, as discussed under “Cautionary Statements—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass-Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Impact our Profitability.”

Competition with Providers of Direct Delivery Home Viewing Entertainment. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television, as well as Internet content providers. We believe that a competitive risk to our video store business comes from direct broadcast satellite, digital cable television and high-speed Internet access. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of movies to be rented from us if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Some digital cable providers and a limited number of Internet content providers have also implemented technology referred to as “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. Any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose additional competitive risk to our business. The risks associated with this competition are discussed further under “Cautionary Statements—We Cannot Predict the Impact That New or Improved Technologies or Video Formats, Alternative Methods of Product Delivery or Changes in Consumer Behavior Facilitated by These Technologies and Alternative Methods of Product Delivery May Have on Our Business” and “Cautionary Statements—Our Video Business Could Lose a Competitive Advantage if the Movie Studios Were to Shorten or Eliminate the Home Video Retailer “Distribution Window” or Otherwise Adversely Change Their Current Practices With Respect to the Timing of the Release of Movies to the Various Distribution Channels.”

Piracy. We compete against the illegal copying and sale of movies and video games. Because piracy is an illegal activity, it is difficult to quantify its exact impact on the home video industry. The primary methods of piracy affecting the home video industry are (i) the illegal copying of theatrical films at the time they are first run, (ii) the illegal copying of DVDs that are authorized by the studios solely for retail sale and/or rental by authorized retailers and (iii) the illegal online downloading of movies. These methods of piracy enable the low-cost sale of DVDs, as well as free viewing and sharing of DVDs, both of which compete with authorized retailers like us. Competition from piracy has increased in recent years, in particular in our international markets, due in part to developments in technology that allow for faster copying and downloading of DVDs. Piracy has had a lesser effect on the video game industry in the United States, but has been a significant hindrance to the development of the home video game industry in many international markets, particularly in Latin America and Asia.

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

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our company.

Regulation

Domestic Regulation

We are subject to various federal, state and local laws that govern the access to and use of our video stores by disabled customers and the disclosure and retention of customer records, including laws pertaining to the use of our membership transaction database. We also must comply with various regulations affecting our business, including federal, state or local securities, advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, second-hand dealer, environmental, health and safety, minimum wage, labor and employment and other regulations.

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

Compliance with any of the regulations discussed above is costly and time-consuming, and we cannot assure you that we will not encounter difficulties, delays or significant costs in connection with such compliance.

International Regulation

We are subject to various international laws that govern the disclosure and retention of customer records. For example, the laws pertaining to the use of our membership transaction database in some markets outside of the United States are more restrictive than the relevant laws in the United States and may restrict data flow across international borders.

We must also comply with various other international regulations affecting our business, including advertising, consumer protection, access to and use of our video stores by disabled customers, credit protection, film and game classification, franchising, licensing, zoning, land use, construction, second-hand dealer, environmental, health and safety, minimum wage and other labor and employment regulations. Some foreign countries have copyright and other intellectual property laws that differ from the laws of the United States. These laws may prevent or limit certain types of business activity in the affected markets.

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

Historical Information

Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom Inc. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and one-half period prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. Blockbuster Inc., formerly an indirect subsidiary of Viacom, was incorporated under a different name on October 16, 1989 in Delaware.

In October 2004, we split-off from Viacom Inc. and became a fully independent company. To accomplish the divestiture, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of our stock held by Viacom. Following the divestiture, we filed an amended and restated certificate of incorporation, pursuant to which our Board of Directors reduced the number of votes per share that each holder of our class B common stock is entitled to cast from five votes per share to two votes per share. The number of votes per share of our class A common stock was unchanged, with each holder of a share entitled to cast one vote per share. Effective October 16, 2004, all Viacom officers and directors who had previously served on our Board of Directors resigned. We believe that we will compete effectively as an independent company and that the separation from Viacom has better positioned us to pursue our unique corporate goals and growth opportunities discussed above.

Intellectual Property

We own various existing trademark registrations and pending trademark applications with respect to our services and products offered worldwide. These include BLOCKBUSTER®, BLOCKBUSTER VIDEO®, the TORN TICKET Logos, blockbuster.com®, BLOCKBUSTER ONLINE™, BLOCKBUSTER GIFTCARD/S®, BLOCKBUSTER GAME PASS™ and BLOCKBUSTER MOVIE PASS™ word marks and logos, and the related BLOCKBUSTER Family of Marks, DEJ PRODUCTIONS® name and logo, GAME RUSH™ name and logo, GAMESTATION®, THE END OF LATE FEES. THE START OF MORE.™, THE GIFT OF ENTERTAINMENT®, MAKE IT A BLOCKBUSTER NIGHT®, MOVIE TRADING CO.®, MR. MOVIES®, QUIK DROP®, RHINO VIDEO GAMES®, and XTRA-VISION, among others, and trade dress elements including the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and various “blockbuster” top level and country domain names, and a wide variety of other domain names registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. This right is commonly referred to as a “rental right.” The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement, and studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Cautionary Statements—Current Studio Pricing Policies Have Resulted in Increased Competition from Mass-Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing Could Negatively Impact our Profitability.” The risk of changes in U.S. and international copyright laws is discussed under “Cautionary Statements—We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry and Changes in U.S. or International Laws May Adversely Affect Us.”

Seasonality

There is a distinct seasonal pattern to the home video and video games business, with slower business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. The popularity of our rental subscription passes has helped us mitigate, to some extent, the impact of seasonality on our business by providing a steady revenue stream across all months.

Employees

As of December 31, 2004, we employed about 84,300 persons, including about 58,500 within the United States and about 25,800 outside of the United States. Of the total number of U.S. employees, about 21,500 were full-time, about 35,600 were part-time and about 1,400 were seasonal employees. We believe that our employee relations are good.

Executive Officers of the Registrant

The following information regarding our executive officers is as of March 1, 2005.

Name	Age	Position
John F. Antioco	55	Chairman of the Board of Directors and Chief Executive Officer
Frank G. Paci	47	Executive Vice President, Finance and Accounting, Strategic Planning and Development
Nicholas P. Shepherd	46	Executive Vice President and President, U.S. Store Operations
Edward B. Stead	57	Executive Vice President, General Counsel and Executive Vice President Business Development
Eileen M. Terry	51	Executive Vice President, Franchising, Emerging Brands, Canada and Global Diversity Officer
Chris Wyatt	48	Executive Vice President and President, International
Larry J. Zine	50	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Set forth below is a description of the background of each of our executive officers.

John F. Antioco has served as our chairman of the board of directors and chief executive officer since 1997 and served as our president from 1997 until 2001. Mr. Antioco serves as chairman of the board of directors of Main Street Restaurant Group, Inc. and is a member of the board of governors of the Boys & Girls Clubs of America.

Frank G. Paci has served as our executive vice president, finance and accounting, strategic planning and development since January 2005. He served as our executive vice president, finance, strategic planning and development from 2003 to 2005 and as senior vice president, strategic planning and finance operations from 2001 to 2003. Mr. Paci also served as our senior vice president, strategy and planning from 2000 to 2001 and senior vice president international finance and worldwide mergers and acquisitions from April 2000 until October 2000. Mr. Paci served as senior vice president of international finance and administration from 1999 to 2000.

Nicholas P. Shepherd has served as our executive vice president and president, U.S. store operations since November 2004. He also served as our executive vice president, chief marketing and merchandising officer from 2003 until 2004 and as our executive vice president, merchandising and chief concept officer from 2001 until 2003. Mr. Shepherd also served as our senior vice president and chief concept officer from April 2001 until September 2001. From 1998 until 2001, Mr. Shepherd served as our senior vice president, international.

Edward B. Stead has served as our executive vice president and general counsel since 1997 and as our executive vice president, business development, since 2001. Mr. Stead also served as our secretary from 1999 until 2002. From 1988 until 1996, Mr. Stead served in various capacities with Apple Computer, Inc., including senior vice president, general counsel and secretary.

Eileen M. Terry has served as our executive vice president, franchising, emerging brands, Canada and global diversity officer since January 2005. Ms. Terry also served as our executive vice president, franchising and emerging brands from 2004 until 2005 and as our senior vice president and general manager of franchising from 2002 until 2004. From 2001 to 2002, she served as senior vice president and general manager—store in store concepts. Ms. Terry served as an area senior vice president for us from 2000 to 2001.

Chris Wyatt has served as our executive vice president and president, international, since 2001 and served as our president, international, from March 2001 until October 2001. Mr. Wyatt served as our senior vice president, international, from 1999 until 2001.

Larry J. Zine has served as our executive vice president and chief financial officer since 1999 and as our chief administrative officer since September 2001. Mr. Zine currently serves as a director of Petro Stopping Centers, L.P. and is also a member of the board of trustees for the National Urban League.

Available Information, Investor Relations and NYSE Certifications

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

The address of our Internet website is www.blockbuster.com, and the Investor Relations section of Blockbuster’s website may be accessed directly at http://investor.blockbuster.com. Through links on the Investor Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC. The information contained on our website does not constitute part of this Annual Report on Form 10-K.

Stock Transfer Agency

EquiServe Trust Company, N.A.

P.O. Box 43023

Providence, RI 02940-3023

Questions and inquiries via telephone or EquiServe’s website:

(877) 282-1168

http://www.equiserve.com

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

2001 Ross Avenue

Suite 1800

Dallas, TX 75201

Stock Listing

Blockbuster Inc. class A and class B common stock trades on the New York Stock Exchange under the symbols BBI and BBI.B, respectively.

NYSE Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer, dated as of July 28, 2004, required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

We have filed with the Securities and Exchange Commission the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached hereto as Exhibits 31.1 and 31.2.

Item 2.    Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 245,000 square feet of space leased pursuant to an agreement that expires on June 30, 2007. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also operate 23 online distribution centers spread strategically throughout the United States to support BLOCKBUSTER ONLINE.

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

Item 3.    Legal Proceedings

Information regarding our legal proceedings is set forth in Note 9 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of Blockbuster class A and class B common stocks are listed and traded on the New York Stock Exchange, or “NYSE,” under the symbol “BBI” and “BBI.B,” respectively. Our class A common stock began trading on August 11, 1999, following our initial public offering and our class B common stock began trading on October 14, 2004 in conjunction with our divestiture from Viacom. The following table contains, for the periods indicated, the high and low sales prices per share of our class A and class B common stock as reported on the NYSE composite tape and the cash dividends per share of our class A and class B common stock:

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(3)
	High	Low	High	Low
Year Ended December 31, 2003:
Quarter Ended March 31, 2003	$17.95	$12.21	—	—	$0.02
Quarter Ended June 30, 2003	$18.60	$14.50	—	—	$0.02
Quarter Ended September 30, 2003	$23.07	$15.70	—	—	$0.02
Quarter Ended December 31, 2003	$22.92	$16.74	—	—	$0.02
Year Ended December 31, 2004:
Quarter Ended March 31, 2004	$19.37	$15.60	—	—	$0.02
Quarter Ended June 30, 2004	$17.58	$14.61	—	—	$0.02
Quarter Ended September 30, 2004(1)	$15.12	$7.24	—	—	$5.02
Quarter Ended December 31, 2004(2)	$10.49	$6.50	$9.85	$6.31	$0.02

(1)	On August 20, 2004, Blockbuster announced the declaration of a special distribution of $5.00 per share (approximately $905.6 million in the aggregate), which was paid on September 3, 2004 to stockholders of record at the close of business on August 27, 2004. On August 25, 2004, Blockbuster’s class A common stock began trading ex-dividend, reflecting the special distribution.
(2)	Blockbuster’s class B common stock was not listed for trading until October 14, 2004.
(3)	Blockbuster has paid and currently intends to pay a quarterly recurring cash dividend of $0.02 per share on both its class A and class B common stock.

The terms of our debt agreements, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” limit Blockbuster’s ability to repurchase common stock and pay dividends. Subject to these limitations, Blockbuster’s board of directors is free to change Blockbuster’s dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on Blockbuster’s common stock based on factors such as the results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by Blockbuster’s board of directors.

The number of holders of record of shares of our class A and class B common stock as of March 1, 2005 was 1,319 and 980, respectively.

Information regarding Blockbuster’s equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 2000 through 2004, as restated, are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest during the periods presented.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended or at December 31,
	2004(2)(3)	2003(1)(5)	2002(1)	2001(1)(8)	2000(1)(9)
		Restated	Restated	Restated	Restated
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$6,053.2	$5,911.7	$5,565.9	$5,156.7	$4,960.1
Gross profit	$3,611.8	$3,521.9	$3,207.2	$2,736.0	$2,924.1
Impairment of goodwill and other long-lived assets	$1,504.4	$1,304.9	$—	$—	$—
Operating income (loss)	$(1,253.2)	$(836.7)	$347.7	$(217.2)	$(67.2)
Income (loss) before cumulative effect of change in accounting principle	$(1,248.8)	$(974.3)	$195.9	$(238.8)	$(81.1)
Income (loss) per share before cumulative effect of change in accounting principle—basic	$(6.89)	$(5.41)	$1.10	$(1.36)	$(0.46)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$(6.89)	$(5.41)	$1.08	$(1.36)	$(0.46)
Cumulative effect of change in accounting principle(6)(7)	$—	$(4.4)	$(1,817.0)	$—	$—
Net loss(6)(7)	$(1,248.8)	$(978.7)	$(1,621.1)	$(238.8)	$(81.1)
Net loss per share—basic(6)(7)	$(6.89)	$(5.43)	$(9.08)	$(1.36)	$(0.46)
Net loss per share—diluted(6)(7)	$(6.89)	$(5.43)	$(8.93)	$(1.36)	$(0.46)
Recurring cash dividends per share	$0.08	$0.08	$0.08	$0.08	$0.08
Special distribution per share(4)	$5.00	$—	$—	$—	$—
Weighted average shares outstanding—basic	181.2	180.1	178.6	175.6	175.0
Weighted average shares outstanding—diluted	181.2	180.1	181.6	175.6	175.0

Balance Sheet Data:
Cash and cash equivalents	$330.3	$233.4	$152.5	$200.2	$194.2
Total assets	$3,863.4	$4,822.0	$6,210.3	$7,714.0	$8,506.4
Long-term debt, including capital leases	$1,119.7	$75.1	$408.7	$546.4	$1,136.5
Stockholders’ equity	$1,062.9	$3,188.4	$4,100.9	$5,676.1	$5,934.4

(1)	During the fourth quarter of 2004, as described in Note 1 to the consolidated financial statements, we restated our previously issued financial statements to adjust our accounting for leasehold improvements and funds received from landlords (“tenant allowances”). These restatements resulted in adjustments to our selected consolidated historical financial data for the years ended December 31, 2000 through 2003.
(2)

During the fourth quarter of 2004, in conjunction with our adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Share-Based Payments (“SFAS 123R”), as described in Note 1 to the consolidated financial statements, we recognized $18.3 million of compensation expense related to share-based compensation. Also, as described in Note 1 to the consolidated financial statements, we adopted the expense recognition provisions of FIN 28 as of January 1, 2004. Because we applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004.

(3)	During the third quarter of 2004, as described in Note 2 to the consolidated financial statements, we recognized non-cash charges totaling approximately $1.50 billion to impair goodwill and other long-lived assets, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). These charges are reflected as a separate item on the Consolidated Statements of Operations.
(4)	During the third quarter of 2004, as described in Note 1 to the consolidated financial statements, we paid a $5.00 special distribution per share prior to our divestiture from Viacom.
(5)	During the fourth quarter of 2003, as described in Note 2 to the consolidated financial statements, we recognized non-cash charges totaling approximately $1.30 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. These charges are reflected as a separate item on our Consolidated Statements of Operations for the year ended December 31, 2003.
(6)	During the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of change in accounting principle, net of tax, as described in Note 1 to the consolidated financial statements.
(7)	During the first quarter of 2002, we adopted SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill by approximately $1.82 billion, net of tax, as described in Note 2 to the consolidated financial statements.
(8)	During the third quarter of 2001, we recognized charges of $195.9 million in cost of sales, $54.5 million in incremental selling, general and administrative expenses, $2.6 million in depreciation expense and $1.9 million in equity in income (loss) of affiliated companies related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Additionally, in connection with this strategic re-merchandising plan, we re-evaluated and changed our accounting estimates related to our rental library. As a result of the changes in estimate, cost of rental revenues was $141.7 million higher during 2001 than it would have been under the previous method.
(9)	During the fourth quarter of 2000, we recognized a non-cash charge of $31.6 million, related to the impairment of certain hardware and capitalized software costs in our new media segment. This charge is reflected in depreciation expense.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “expect,” “may,” “estimate,” “anticipate,” “will,” “believe,” “intend,” “plan,” “future,” “could,” and similar expressions and variations thereof. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by our forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

CAUTIONARY STATEMENTS

Current Studio Pricing Policies Have Resulted in Increased Competition from Mass Merchant Retailers, Which Has Affected, and Will Continue to Affect, Consumer Rental and Purchasing Behavior. We Cannot Control or Predict with Certainty Future Studio Decisions. Future Changes in Studio Pricing or Other Practices Could Negatively Impact our Profitability.

Studio pricing for movies released to home video retailers historically was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the home video distribution window. In order to promote a movie title for rental, the title would be released to home video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the home video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the home video distribution window. This sell-through pricing policy has led to increasing competition from other retailers, including mass merchants such as Wal-Mart, Best Buy, Circuit City and online retailers, who are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, like us, purchase both DVDs and VHS product for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices to drive traffic and thereby increase sales of their other inventory items. These factors have increased consumer interest in purchasing DVDs, which has resulted in increased competition to us and reduced the significance of the historical rental window.

We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional home video retailer to generate revenues for the studios from titles that are not classics or current box office hits. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could, therefore, be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business; (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.

In any wholesale pricing environment, the extent of our profitability is dependent on our ability to enter into arrangements with the studios that effectively balance cost considerations and the number of copies of a title stocked by us. Each type of arrangement provides different advantages and challenges for us. For example, we have benefited from sell-through pricing of DVDs because the lower cost associated with DVD product has resulted in higher rental margins than product purchased under our historical VHS revenue-sharing arrangements.

Our profitability could be negatively affected if studios were to make other changes in their wholesale pricing policies, which could include pricing rental windows for DVDs or expanded exploitation by studios of the international two-tiered pricing laws, which allow studios to charge different prices for movies intended for rental use as opposed to retail sale. In addition, we cannot predict what use the studios might make of current or future alternative supply methods, such as downloading to stores or consumers, or what impact the use of such supply chain changes by us or our competitors might have on our profitability.

Our Video Business Could Lose a Competitive Advantage if the Movie Studios Were to Shorten or Eliminate the Home Video Retailer “Distribution Window” or Otherwise Adversely Change Their Current Practices With Respect to the Timing of the Release of Movies to the Various Distribution Channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but, since the mid-1990’s, has averaged from between 43 and 54 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels.

Our business could be negatively affected if:

•	the home video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the home video retailer distribution windows were shortened; or

•	the home video retailer distribution windows were no longer as exclusive as they are now;

because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video retailer distribution window to view a newly released movie on these other distribution channels. According to industry statistics, more movies are now being released to pay-per-view at the shorter end of the distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the home video retailer distribution window.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. However, because the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the home video retailer distribution window.

If the Average Sales Price for Our Previously Rented, Used and New Retail Product is Not at or Above an Expected Price, Our Expected Gross Margins May Be Adversely Affected.

To achieve our expected revenues and gross margins, we need to sell our previously rented, used and new retail product at or above an expected price. If the average sales price of our previously rented, used and new retail product is not at or above this expected price, our revenues and gross margins may be adversely affected. At the same time, it is important that we maximize our gross margins through our allocation of store space. We may need to turn our inventory of previously rented, used and new retail product more quickly in the future in order to make room in our stores for additional DVDs or strategic initiatives. Therefore, we cannot assure you that in the future we will be able to sell, on average, our previously rented, used and new retail product at or above the expected price.

Other factors that could affect our ability to sell our product at expected prices include:

•	consumer desire to own the particular movie or game;

•	the amount of previously rented product or traded product available for sale by others to the public; and

•	changes in the price of retail product by the studios or changes by other retailers, particularly the mass merchants mentioned above.

We Intend to Continue to Invest Significantly in Our Business in 2005, Which, Together With the Anticipated Weakness in the Rental Industry, Will Adversely Affect Our Profitability.

We are continuing to invest in strategic initiatives intended to enable us to evolve into a complete source for movies and games. We believe that our strategic initiatives will enable us to take advantage of emerging trends in home entertainment. However, some of our strategic initiatives are at the beginning of what we believe are their potential growth curves and will continue to require significant start-up costs. For example, in contrast to our in-store subscription service, our online subscription services require significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. As of March 9, 2005, we had more than 750,000 BLOCKBUSTER ONLINE™ subscribers, and we plan to invest heavily in this business during 2005 with a goal of having over two million subscribers by the end of the first quarter of 2006. We believe that, at that point, we will be able to choose to operate BLOCKBUSTER ONLINE at a profit, or further accelerate our subscriber acquisition efforts. In addition, we expect to incur initial marketing and implementation costs in connection with these strategic initiatives, and approximately $50 million associated with the elimination of extended viewing fees in the United States which is discussed below. These additional costs and/or anticipated continued weakness in the rental industry will adversely affect our financial results for the first quarter of 2005 and could adversely affect our financial results for the full year of 2005.

Our Financial Results Could be Adversely Affected by Our Recently Announced Elimination of Extended Viewing Fees.

Effective January 1, 2005, we no longer charge extended viewing fees on any movie or game rental at more than 4,500 company-operated stores and approximately 550 participating franchised stores in the United States. Our Canadian operations also eliminated extended viewing fees at its 426 stores across Canada, effective January 29, 2005. For the full year 2005, we project that extended viewing fees would have directly contributed an estimated $400 million to $450 million in revenues and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity and increased focus on management of operating expenses. If the loss of revenues and operating income associated with the elimination of extended viewing fees is not offset as expected, our financial results will be significantly adversely affected. In addition, we cannot predict the impact that the pricing decisions of our franchisees may have on our overall business results. Our franchisees’ control over operating and pricing decisions are discussed in more detail above under “Item1. Business—Our Business General.”

Our Financial Results Could be Adversely Affected if We Are Unable to Manage Our Inventory Effectively or if We are Unable to Obtain or Maintain Favorable Terms from Our Suppliers.

Our purchasing decisions are influenced by many factors, including predictions of consumer demand, gross margin considerations and supplier product return policies. While much of our retail movie product in the United States, but not internationally, is returnable to vendors, the increased investment in inventory necessary to capitalize on the growing retail market increases our exposure to excess inventories in the event anticipated sales fail to materialize. In addition, returns of our games inventory, which is prone to obsolescence risks because of the nature of the industry, are subject to negotiation with vendors. The prevalence of multiple game platforms may make it more difficult for us to accurately predict consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss. In addition, the increase in our in-store and online subscription programs and our elimination of extended viewing fees have increased customer demand for our product. Our operating results could therefore suffer if we are not able to:

•	obtain or maintain favorable terms from our suppliers with respect to such matters as copy depth and product returns;

•	maintain adequate copy depth to maintain customer satisfaction;

•	control shrinkage resulting from theft or loss; or

•	avoid significant inventory excesses that could force us to sell products at a discount or loss.

We Are Dependent on the Introduction and Supply of New and Enhanced Game Platforms and Software to Attract and Retain Our Video Game Customers.

The home video game industry has traditionally been a hit-driven business characterized by short product lifecycles and frequent introduction of new products. Historically, the lifecycle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Our video games business is, therefore, dependent on the introduction of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in introduction, slower than expected hardware or software shipments or any failure to obtain sufficient product from our suppliers on favorable terms could negatively affect our business or increase fluctuations in our results of operations.

Piracy of the Products We Offer or the Disregard of Release Dates May Adversely Affect Our Operations.

Although piracy is illegal, it is a real and significant threat to the home video industry. The primary methods of piracy affecting the home video industry are (i) the illegal copying of theatrical films at the time they are first run, (ii) the illegal copying of DVDs that are authorized by the studios solely for retail sale and/or rental by authorized retailers and (iii) the illegal online downloading of movies. These methods of piracy enable the free viewing and sharing of DVDs, as well as the low-cost sale of DVDs, both of which compete with authorized retailers like us. Piracy has increased in recent years due in part to developments in technology that allow for faster copying and downloading of DVDs. Although piracy is a concern in the United States, it is having a more significant adverse affect on the home video industry in international markets. We cannot assure you that movie studios and others with rights in the product that we rent or sell can or will take steps to enforce their rights against piracy or that they will be successful in preventing the distribution of pirated content. Increases in piracy could continue to negatively affect our revenues.

Another risk that we face is the disregard by other home video retailers of the studios’ specified release dates for their titles. If other home video retailers rent or sell product before the specified release dates, we can be adversely affected. We cannot assure you that the studios can or will control such distribution and release practices, particularly in our international countries.

We Cannot Predict the Impact That New or Improved Technologies or Video Formats, Alternative Methods of Product Delivery or Changes in Consumer Behavior Facilitated by These Technologies or Formats and Alternative Methods of Product Delivery May Have on Our Business.

Advances in technologies such as video-on-demand, new video formats, downloading or alternative methods of product delivery or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be impacted if:

•	newly released movies were to be made widely available by the studios to these technologies or these formats at the same time or before they are made available to home video retailers for rental; and

•	these technologies or new formats were to be widely accepted by consumers.

We have been experiencing declining rental transactions due to increasing competition from various home entertainment alternatives such as retail, cable, satellite, online services and traditional competition. It is anticipated that product offering, promotional activity and price will continue to be important as we try to differentiate ourselves in this competitive environment.

The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals and sales. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented or sold if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. In addition, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

Because of the increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view business by:

•	substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and

•	providing more frequent and convenient start times for the most popular movies.

If these enhanced pay-per-view services were to become more widely available and accepted, pay-per-view purchases could significantly increase. Pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies. However, newly released movies are currently made available by the studios for rental prior to being made available on a pay-per-view basis. Pay-per-view also does not allow the consumer to start, stop and rewind the movie or fully control start times. Increases in the size of the pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios were to perceive this to be a better way to maximize their revenues.

Our video store business must compete with the availability of video-on-demand and similar or other technologies, which may significantly reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of movies or games that serves as an alternative to obtaining that content from us can impact our business. Examples of delivery methods that are currently available on a limited or test basis, but that could impact our business, are video-on-demand and online gaming. In addition, technological advances with personal video recorders and disposable DVDs could impact our business.

Video-on-demand. Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as video-on-demand. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers have introduced subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast-forward, stop and rewind capabilities. In addition to being available from most major cable providers in select markets, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. We have, from time to time, tested an entertainment-on-demand service, which delivered video-on-demand to consumers’ television sets via digital subscriber lines and fiber optic connections, and we conduct similar tests from time to time. The future of video-on-demand services, including services provided by us, is uncertain. Video-on-demand could have a negative effect on our video store business if:

•	video-on-demand could be profitably provided at a reasonable price; and

•	newly released movies were made available at the same time, or before, they were made available to the home video retailers for rental.

Disposable DVDs; personal video recorders. The technology exists for retailers to offer disposable DVDs, which allow a consumer to view a DVD for an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable as a result of chemistry technology. Another technology that could have an effect on our video store business is the personal video recorder. A personal video recorder allows consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. This technology also enables consumers to pause, rewind, instant replay and playback in slow motion any live television broadcast. This technology is also increasingly being used to download movies in a form known as Subscriber Video on Demand. We cannot predict the impact that these technologies will have on our business.

We Have Had Limited Experience With Certain New Customer Proposition Initiatives and Cannot Assure You When or if These or Future Initiatives Will Have a Positive Impact on Our Profitability.

We have implemented and will continue to implement initiatives that are designed to enhance efficiency and customer convenience in our stores; we are continuing to test and implement initiatives such as our in-store and online subscription-based rentals, games store-in-stores and trading concepts; and during 2005 we plan to begin fulfilling some online rentals for BLOCKBUSTER ONLINE from our store locations. The implementation of these and other similar initiatives in our stores will involve significant investments by us of time and money and could be impacted by (i) our ability to timely implement and maintain the necessary information technology systems and infrastructure (as discussed below) to support shifts in consumer preferences and any corresponding changes to our operating model, including continued support for our initiatives, and (ii) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control operating expenses. Because we have limited experience with some of our strategic initiatives, we cannot assure you that they will be successful or profitable either over the short or long term, including success in retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

Any Failure or Inadequacy of Our Information Technology Infrastructure Could Harm Our Business.

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the continued implementation of our new customer proposition initiatives, as well as the operation of our business generally. In connection with our growth and to avoid technology obsolescence and enable future cost savings and customer enhancements, we are continually updating our information technology infrastructure. In addition, we intend to add new features and functionality to our products, services and systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of our new customer proposition initiatives, service interruptions, impaired quality or speed of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our systems also could result in these consequences. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely and cost effective manner and we may not be able to smoothly integrate any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business. In addition, any failure of our existing information technology infrastructure could result in significant additional costs to us.

Newly Opened Stores May Adversely Affect the Profitability of Pre-existing Stores.

We expect to open company-operated stores in markets where we already have significant operations in order to maximize our market share within these markets. Although we have a store development approach that is designed to minimize the effect of newly opened stores on pre-existing stores, we cannot assure you that these newly opened stores will not adversely affect the revenues and profitability of those pre-existing stores in any given market.

Our Business Model is Substantially Dependent on the Functionality of Our Centralized Domestic And International Distribution Centers and a Third Party Distributor for Our Online Product.

Our domestic distribution system for our store-based operations is centralized. This means that we ship nearly all of the products to our U.S. company-operated stores through our distribution center. If our distribution center were to become non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products to our stores. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

We also have 23 regional U.S. distribution centers to support BLOCKBUSTER ONLINE, our domestic online DVD subscription service. These distribution centers receive most of their DVD product from a third party distributor. If this distribution were to become non-operational for any reason, we could incur significant costs and delay in obtaining DVD product to support our online operations.

Our Financial Results Could be Negatively Impacted by any Impairment of Goodwill or Other Intangible Assets Required by SFAS 142, the Application of Future Accounting Policies or Interpretations of Existing Accounting Policies.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. In 2002, 2003 and 2004 we took significant charges relating to the impairment of goodwill. See Notes 2 and 3 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Annual Report on Form 10-K. A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Any charge could have a significant effect on our reported net income. In addition, our financial results could be negatively impacted by the application of future accounting policies or interpretations of existing accounting policies.

We Are Subject to Governmental Regulation Particular to the Retail Home Video Industry and Changes in U.S. or International Laws May Adversely Affect Us.

Any finding that we have been, or are, in noncompliance with respect to, or otherwise liable under, the laws affecting our business could result in costs, including, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international and U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international and U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various U.S. federal, state and local advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, second-hand dealer, minimum wage and labor and other employment regulations, as well as laws and regulations relating to the protection and cleanup of the environment and health and safety matters. The international home video and video game industry varies from country to country due to, among other things, legal standards and regulations, such as those relating to foreign ownership rights; unauthorized copying; intellectual property rights; movie ratings, which in many countries are legal standards unlike the voluntary standards of the United States; labor and employment matters; trade regulation and business practices; franchising and taxation; and format and technical standards. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

There is also a significant amount of U.S. state and local and international regulation governing trading activities. As we continue to develop our movie and games trading model, we will incur additional costs to comply with these regulations. In addition, efforts to comply with these regulations could delay our ability to implement our trading and games initiatives on our proposed schedule.

Changes in existing laws, including environmental and employment laws, adoption of new laws or increases in the minimum wage, may increase our costs or otherwise adversely affect us. For example, the repeal or limitation in the United States of certain favorable copyright laws would have an adverse impact in the United States on our rental business. In August 2002, the U.S. Copyright Office released its study on the first sale doctrine in the digital age and determined that no changes were warranted. Similarly, the adoption or expansion of laws in any other country to allow copyright owners to charge retailers more for rental product than for sell-through product could have an adverse impact on our rental business in that country.

Any Acquisitions We Make Involve a Degree of Risk.

We have in the past, and may in the future, engage in acquisitions to continue expansion of our domestic and international rental and retail presence. For example, during the past several years, we have made asset acquisitions of stores in the United States and in markets outside of the United States. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition.

Our Obligations Pursuant to the IPO Agreement Relating to Certain Real Estate Leases Guaranteed by Viacom May Adversely Affect Our Ability to Negotiate Renewals or Modifications to a Subset of Such Leases.

We entered into an amended and restated initial public offering and split-off agreement with Viacom in connection with our split-off from Viacom. This agreement, which is referred to in this Annual Report on Form 10-K as the “IPO agreement,” imposes various restrictions and limitations on our ability to renew or modify, in a manner that increases Viacom’s potential liability, a subset of the leases guaranteed by Viacom, which could make it more difficult and expensive, and in some cases impossible, to renew or modify certain of these leases.

Our Obligations Pursuant to the IPO Agreement to Maintain Letters of Credit in Favor of Viacom Will Reduce Our Borrowing Capacity.

Pursuant to the IPO agreement, we have provided letters of credit for the benefit of Viacom to support Viacom’s potential liability for certain real estate lease obligations of ours. The letters of credit reduce our borrowing capacity under the terms of our credit facilities by $150 million. Until the letters of credit or any renewals thereof are terminated, we anticipate any future or additional lenders may treat our letter of credit obligation as if it were outstanding indebtedness when assessing our borrowing capacity. Furthermore, if we are unable to renew or otherwise replace the letters of credit prior to their expiration as required by the IPO agreement, Viacom has the right to draw down the full amount of the outstanding letters of credit, which may cause us to borrow funds under our credit facility to reimburse the issuing bank. In either case, our obligation to maintain the letters of credit may restrict or prevent us from being able to borrow amounts necessary to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

If We Lose Key Senior Management or are Unable to Attract and Retain the Talent Required for Our Business, Our Operating Results Could Suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. These executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future.

We are Subject to Various Litigation Matters That Could, if Judgments Were to be Rendered Against Us, Have an Adverse Effect on Our Operating Results.

We are a defendant in various lawsuits. If judgments were to be rendered against us in these lawsuits, our results of operations could be adversely affected. See Note 9 to the consolidated financial statements, Commitments and Contingencies, in Item 8 of Part II of this Form 10-K for a discussion of litigation matters relating to our business.

Our Anti-Takeover Provisions May Delay or Prevent a Change of Control of Us, Which Could Adversely Affect the Price of Our Class A and Class B Common Stock.

The existence of some provisions in our corporate documents and Delaware law may delay or prevent a change in control of us, which could adversely affect the price of our class A and class B common stock. Our certificate of incorporation and our bylaws contain some provisions that may make the acquisition of control of us more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our stockholders. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding class A or class B common stock.

Our Tax Matters Agreement With Viacom Prohibits Us From Engaging in Certain Corporate Transactions, and We May Not Have Adequate Funds to Perform Our Indemnity Obligations Under this Agreement.

In connection with our split-off from Viacom, we and Viacom entered into an amended and restated tax matters agreement, dated as of June 18, 2004, which is referred to in this Annual Report on Form 10-K as the “tax matters agreement.” The tax matters agreement contains restrictions that, among other things, prohibit us from voluntarily entering into certain transactions for a period of two years following the split-off from Viacom, including certain merger transactions or transactions involving the sale of a significant amount of our capital stock or assets, without Viacom’s consent. In addition, we agreed under the tax matters agreement to indemnify Viacom for any tax liability incurred as a result of the failure of the split-off to qualify as a tax-free transaction due to a takeover of us or any other transaction involving our capital stock, assets or businesses, regardless of whether such transaction is within our control. We may not, however, have adequate funds to perform these indemnification obligations should they arise. These restrictions and potential liabilities may make us less attractive to a potential acquiror and reduce the possibility that an acquiror will propose or seek to effect certain transactions with us during the restricted two-year period.

Our Indebtedness May Make it More Difficult for Us to Pay Our Debts and More Necessary for Us to Divert Our Cash Flow From Operations to Debt Service Payments.

Our total indebtedness as of December 31, 2004 was approximately $1,145.2 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our indebtedness could have important consequences to holders of our common stock. For example, it could:

•	make it more difficult for us to pay our debts as they become due during general adverse economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt;

•	require a substantial portion of our cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	result in higher interest expense in the event of increases in interest rates since some of our borrowings are, and will continue to be, at variable rates of interest.

Based upon current levels of operations and anticipated growth, we expect to be able to generate sufficient cash flow to make all of the principal and interest payments when such payments are due under our credit facilities and the indenture governing our notes, but there can be no assurance that we will be able to repay such borrowings.

The Terms of Our Debt Agreements Impose Many Restrictions on Us. A Failure by Us to Comply with Any of These Restrictions Could Result in Acceleration of Our Debt. Were This to Occur, We Might Not Have, or Be Able to Obtain, Sufficient Cash to Pay Our Accelerated Indebtedness.

The operating and financial restrictions and covenants in our debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. The debt agreements restrict our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or repurchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	engage in sale and leaseback transactions;

•	amend or otherwise alter debt and other material agreements;

•	engage in mergers, acquisitions or asset sales; and

•	transact with affiliates.

In addition, our debt agreements require that we maintain certain financial ratios. As a result of these covenants and ratios, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions or to maintain the financial ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. We cannot assure you that our future operating results will be sufficient to ensure compliance with the covenants in our debt agreements or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 9,100 stores in the United States, its territories and 24 other countries as of December 31, 2004.

Restatement of Previously Issued Financial Statements

Like other companies with significant leasehold improvements, in early 2005 we performed a review of our accounting policies and practices with respect to leases. As a result of this internal review, we identified errors in our accounting practices associated with accounting for leasehold improvements and funds received from landlords (“tenant allowances”).

In prior periods, we amortized most store leasehold improvements over 10 years, based upon our estimate of the useful life of the assets. We have determined that Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, requires us to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. The Company’s store leases generally have a term of five to ten years and provide options to renew for between five to ten additional years.

In prior periods, we reflected tenant allowances as a reduction to property and equipment on the Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, we reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense on the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

We have restated our consolidated financial statements for the years ended December 31, 2003 and 2002. See Note 1 to the consolidated financial statements for a summary of the effects of these changes on our Consolidated Balance Sheet as of December 31, 2003, as well as on our Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2003 and 2002. This Management’s Discussion and Analysis gives effect to these restatements.

2004 Overview

Our focus in 2004 was on furthering our mission to become a complete source for movies and games. Specifically, we took advantage of our improved profitability from 2003 and the traffic generated by our core rental business to fund and create awareness for our strategic initiatives. We believe these strategic initiatives will provide growth opportunities for our business and complement our mature rental business. While our rental business continued to decline during 2004, we believe that it is, and will continue to be, a significant contributor to our cash flows and will enable us to invest in our strategic initiatives. Our strategic initiatives for 2004 included:

•	Expansion of our rental subscription programs. Our movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles during a month, having up to three titles out at a time (depending on the pass), for one price during the term of the pass. We continued to offer the BLOCKBUSTER GAME PASS™ during 2004. Additionally, we launched the in-store BLOCKBUSTER MOVIE PASS™ nationally during May 2004 and ended 2004 with more than 2.1 million customers subscribing to the movie pass. This exceeded our goal to have 8% of our active monthly members on the movie pass by that time. We believe that the value proposition of the movie pass has resonated with our most loyal customers, which allowed us to greatly exceed our goals for this initiative. We believe that subscription pass programs also help us to mitigate the impact of seasonality on our business as they provide a steady stream of revenue across all months. In 2005, we plan to continue to broaden the appeal of the movie pass by providing a wider selection of in-store subscription offerings. We expect that a significant portion of our in-store customers will continue to find these offerings appealing; however, as we implement and grow our other initiatives, as further discussed below, and focus our attention on various other areas of our business, we do not believe that the in-store pass membership will sustain the rate of growth or membership seen in 2004.

In order to more actively participate in the growing market for online rental subscription services, we launched BLOCKBUSTER ONLINE, our online subscription service in the United States, in August 2004. Our U.K. operations launched its online subscription service in May 2004. These internet-based services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Additionally, BLOCKBUSTER ONLINE subscribers receive two free in-store rental coupons each month that can be redeemed for movies or games. In contrast to our in-store subscription service, our online subscription services require significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. We plan to invest heavily in this business during 2005 with a goal of having over two million subscribers by the end of the first quarter of 2006. We believe that, at that point, we will be in a position to choose between operating BLOCKBUSTER ONLINE at a profit or further accelerating our subscriber acquisition efforts. We believe that either of these options will result in improved operating profits for Blockbuster in 2006.

•	Continued development of our game concepts. The increase in the number of specialty games retailers has increased competition to our rental and retail games business. As such, we believe it is important for us to continue to expand our presence in games concepts, both as an offensive measure, as a means to capitalize on growth opportunities, and defensively, in response to competition from specialty retailers. During 2004, we continued to expand our games concepts and ended 2004 with approximately 480 store-in-store game locations and approximately 250 freestanding game locations, which operate under various brands in the U.S. and abroad. Our game store-in-store concepts allow customers to rent, sell and buy new and used game software and hardware all within the convenience of one location. However, our freestanding game locations generally do not offer game rentals, unlike our store-in-store GAME RUSH™ locations. We believe that the game industry will experience significant growth in 2006 through 2008 when new game platforms become available. As such, during 2005 we plan to refine our games business and continue growth of this initiative in 2006 and beyond in order to take advantage of these future growth opportunities.

•

Continued development of our movie and game trading model. Trading allows customers to trade their previously used DVDs and games in exchange for merchandise credit, discounts on other products and, in some stores, cash. We believe that promoting this strategic initiative during 2004 has allowed us to improve our product selection, and, in turn, increase sales of new and used DVDs and games. As of

December 31, 2004, we offered movie and game trading in approximately 2,700 stores in the United States and approximately 1,100 stores internationally. During 2004 we sold more than 14 million traded movies and games. Going forward, we plan to continue to roll out trading in more stores and leverage and position trading as a unique offering to help drive overall retail activity, but we do not currently plan to allocate significant marketing and capital resources for this initiative in 2005.

Our revenue results for 2004 have been impacted by the continued decline of the in-store rental industry as evidenced by the decline in our active member base. This decline began during 2003, primarily as a result of increased competition from mass-merchant sales of retail DVDs and the impact of piracy on the international rental industry. While this has created a challenging rental environment for us, it is also validating the importance of our goal to transform Blockbuster from a store-based rental-only retailer into a more diverse movie and game entertainment destination. During 2004, we added 405 company-operated stores including the addition of approximately 125 locations offering retail game sales only, and closed 245 stores. Our store growth and favorable foreign exchange rates resulted in a 2.4% increase in total revenues for the year. The continued weakness in the in-store rental industry was the primary driver in our 3.2% decline in worldwide same-store revenues for 2004. Our same-store revenues results improved during the second half of 2004, in conjunction with the launch of our strategic initiatives. Additionally, our total gross margin for 2004 was consistent with 2003 despite a shift in our revenues from higher average margin rental revenues to lower average margin merchandise sales. The impact of the shift in revenues was offset by improved rental margins, caused by improved rental product buying and improved retail margins driven by growth in higher margin international game sales and growth in trading.

During 2004, we incurred approximately $120 million in incremental operating expenses for our strategic initiatives, which negatively impacted our operating income. We also incurred over $140 million in incremental capital expenditures in support of our initiatives. We accelerated spending on these initiatives during the third quarter of 2004, which allowed us to (i) launch BLOCKBUSTER ONLINE ahead of schedule and accelerate the growth of this business, (ii) continue the rollout of our trading initiatives, and (iii) make significant progress on increasing subscriptions to our in-store BLOCKBUSTER MOVIE PASS. Our operating results also reflect our early adoption of SFAS No. 123R, Share-Based Payments (“SFAS 123R”), during the fourth quarter of 2004. This new accounting pronouncement requires us to recognize expense for all share-based compensation and was adopted in conjunction with our Stock Options Exchange Offer discussed in Note 4 to the consolidated financial statements. Share-based compensation accounted for approximately $18.3 million of our operating expenses in 2004.

During the third quarter of 2004, as discussed below under “—Critical Accounting Estimates—Impairment of Goodwill and Other Long-Lived Assets,” we recognized non-cash charges of $1.50 billion to impair goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and $1.7 million to impair other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). These charges are included in operating expenses. Additionally, during the first quarter of 2004, we recognized a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for tax years January 1, 1997 through May 4, 2000.

In October 2004, we split-off from Viacom Inc. and became a fully independent company. To accomplish this divestiture of Blockbuster, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of Blockbuster held by Viacom. On September 3, 2004, prior to the divestiture, we paid a special distribution of approximately $905.6 million, or $5 per share, to our stockholders, including Viacom. In connection with the divestiture, and in order to fund the special distribution, on August 20, 2004, we entered into an agreement for a $1,150.0 million senior secured credit facility with a syndicate of lenders and issued $300.0 million aggregate principal amount of 9% senior subordinated notes due August 20, 2012. The proceeds of the new credit facility and the notes were used (i) to fund the payment of the special distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes. Following the divestiture, we filed an amended and restated certificate of incorporation, pursuant to which our Board of Directors reduced the number of votes per share that each holder of our class B common stock is entitled to cast from five votes per share to two votes per share. Effective October 16, 2004, all Viacom officers and/or directors who had previously served on our Board of Directors resigned. As a result of our divestiture from Viacom, we incurred approximately $10 million in incremental operating expenses during 2004 due to the replacement of services and contracts previously provided through Viacom and costs of the transaction itself. We expect to incur approximately $10 million in operating expenses during 2005 due to the replacement of services and contracts previously provided by Viacom. However, we believe that we will compete effectively as an independent company and that the separation from Viacom has better positioned us to pursue our unique corporate goals and growth opportunities discussed above.

2005 Outlook

Our focus in 2005 will be on executing and improving the programs and initiatives that we launched in 2004, including BLOCKBUSTER ONLINE, and continuing to seek opportunities to evolve into a complete source for movies and games. We continue to believe that revenues and profits from our initiatives will benefit us in the long-term by replacing declining movie rental revenues, adding incremental future revenues and supporting future profitability growth.

In December 2004, we announced the “end of late fees” beginning on January 1, 2005, which means we will no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at more than 4,500 company-operated stores and approximately 550 participating franchise stores in the United States. Our Canadian operations adopted a similar program at its 426 stores across Canada, effective January 29, 2005. We believe that the elimination of extended viewing fees will help to eliminate the most prevalent customer complaints in renting movies and combat our competitors’ use of this concept to differentiate their service offerings. Rental transactions continue to have due dates of either two days or one-week, depending on the specific rental, with all transactions having a one-week grace period from the due date. If the product has not been returned by the end of the grace period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price will be the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price will be reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer will receive a full credit to his or her account, less a minimal restocking fee of $1.25. Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER® stores. For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenue and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity and increased focus on management of operating expenses.

While we believe that these changes to our rental terms will positively impact our rental revenue results, we expect softness in the movie rental industry to continue through some portion of 2005. We believe, however, that the movie rental industry will stabilize by the end of 2005, when the majority of U.S. television households are projected to have a DVD player and the initial enthusiasm for ownership of retail DVDs should have largely run its course. Given the expected ramp-up rates for our new initiatives, we expect only moderate increases in total revenues during 2005. To the extent that (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs during 2005; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) other factors cause rental trends to be weaker than anticipated; (iv) studios place pricing or distribution pressures on the industry; or (v) foreign exchange rates become less favorable, our total revenues for 2005 could be negatively impacted. In addition, some of our new initiatives are at the beginning of what we believe are their potential growth curves and will continue to require significant start-up costs. As discussed above, our online subscription initiatives require significant on-going investments to increase their subscriber base and, in 2005, we also plan to begin fulfilling some BLOCKBUSTER ONLINE orders from our stores. While these plans will require us to invest approximately $120 million in 2005 and incur significant capital expenditures during 2005, we believe that they will give us a critical competitive advantage in the highly competitive online rental market. We also expect to incur approximately $50 million in initial marketing and implementation costs in connection with the elimination of extended viewing fees in the United States. Additionally, we estimate that we will incur approximately $40 million in compensation expense during 2005 for share-based compensation outstanding as of December 31, 2004. Excluding the impairment of goodwill and other long-lived assets, the impact of initial marketing and implementation costs for the rollout of our elimination of extended viewing fees program and stock-based compensation charges, we expect operating income in 2005 to be consistent with 2004 as a result of growth in revenues and an increased focus on operating expense management.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the revenues generated by customer programs and incentives, useful lives and residual values of our rental library, merchandise inventory reserves, useful lives of our property and equipment, income taxes, share-based compensation, contingencies, impairment of our goodwill and impairment of our long-lived assets other than goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require our more significant judgments and estimates and that changes in these estimates or the use of different estimates could have a material impact on our results of operations or financial position.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and games and from any eventual sale of previously rented movies and games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”), as contemplated by our standard membership agreement. Prior to our January 2005 elimination of extended viewing fees as discussed in “—Overview” above, under our standard domestic rental policy, a customer paid for the initial rental at the time the product was rented and, pursuant to the terms of the standard membership agreement, agreed to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer kept rental product beyond the initial rental period, the customer’s rental was successively continued for the same number of days and at the same price as the initial rental period, until such point as the product was returned or purchased under the terms of the standard membership agreement.

Our movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles during a month, having up to three titles out at a time (depending on the pass), for one price during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term. Under the terms of our in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass.

The rental is successively continued on such terms until such time as the item is returned or is purchased under the terms of our standard membership agreement. For rentals through our online services, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of our online subscription membership agreement. We recognize the rental revenues for these passes over the term of the pass.

Merchandise sales include the sales of new movies, game software and movie or game related merchandise, including confections. In addition, we offer movie and game trading, whereby we purchase used movies and game software from consumers in exchange for merchandise credit, discounts on other products and, in some stores, cash. Sales of traded product are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on our merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products that we sell, sales returns and allowances are minimal.

We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We analyze our historical redemption rates for similar award programs as a basis for the estimate of the rentals that will not be redeemed on a program-by-program basis. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amount deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. A 10% change in the estimate of non-redemptions would not have had a material impact on our revenues for 2004. If the actual number of free rentals redeemed is significantly different than our estimate, an adjustment to the revenues recorded in a particular period may be required.

Rental Library Amortization

We amortize the cost of our in-store and online rental library, which includes movies and games, over periods ranging from three months to twelve months to an estimated residual value ranging from $2 to $5 per unit, according to the product category. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand, changes in our customer propositions, including our subscription or trading initiatives, or the price or availability of retail video product may materially impact the carrying value of our rental library and our rental margins. In addition, we record adjustments to the value of previously rented product primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional inventory adjustments, including possible adjustments to rental amortization periods or residual values, may be required.

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

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical income tax provisions and accruals.

We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that our estimates regarding future taxable income or the results of our tax planning strategies were to differ from actual results, we would adjust our deferred tax assets with an offsetting amount recorded to our income tax provision in the period such determination was made.

Impairment of Goodwill and Other Long-Lived Assets

Effective January 1, 2002, we adopted SFAS 142, which requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be periodically tested for impairment. The impairment test is performed on an annual basis and between annual tests (an “interim impairment test”) if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test at the reporting unit level, as opposed to the enterprise-wide undiscounted cash flow approach used by us to evaluate impairment under the previous accounting standard.

Upon adoption of SFAS 142 we performed the two-step goodwill impairment test. The first step of the test compares the book value of our reporting units, domestic and international, to their estimated fair values. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period growth assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted-average cost of capital. If fair values of the reporting units do not exceed their carrying values then the second step must be performed to quantify the amount of the impairment.

The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, we allocate the estimated fair value of Blockbuster to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

As noted above, prior to adoption of SFAS 142, we tested impairment of goodwill on an enterprise-wide basis by comparing undiscounted cash flows to the carrying value of the goodwill. As a result of the change in methodology required by SFAS 142, we determined that the goodwill balance for our domestic reporting unit was impaired, resulting in a charge of $1.82 billion as of January 1, 2002. The impairment charge has been recorded as a cumulative effect of a change in accounting principle, net of tax, on our Consolidated Statements of Operations for the year ended December 31, 2002.

Subsequently, we performed our annual impairment test on October 31, 2002, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

In mid-December of 2002, we issued a press release stating that we would have lower than anticipated earnings for the quarter and the year due to softness in sales during the holiday season resulting from unanticipated competitive factors. In addition, we indicated that we had incurred higher rental product purchases and advertising expenditures associated with planned revenues that did not fully materialize. As a result of this information, our stock price declined sharply. We believe these events were indicators or factors that would require a company to perform an interim impairment test in accordance with SFAS 142. As a result, we performed an interim impairment test on our domestic and international goodwill balances as of December 31, 2002. This test resulted in estimated fair values for each of our reporting units in excess of their net book values. As a result, we did not have any additional impairment under the provisions of SFAS 142 for 2002.

In completing our analysis of the fair value of Blockbuster during the fourth quarter of 2003, several events converged which led us to conclude that our business had incremental risks that were required to be included in our evaluation of goodwill under SFAS 142. These events included our performance during the holiday selling season, which indicated that same-store revenues for our core rental business would be more unfavorable than we previously anticipated. We believe that these changes were caused by increased competition from retail DVD and discounted retail DVD pricing by mass merchants. These trends also indicated that the strength of rental revenues in the fourth quarter had been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additional risks included implementation risks associated with our new initiatives and risks associated with certain of our international operations, such as increased competition, two-tiered pricing and piracy. All of these factors adversely affected Viacom’s negotiations with third parties regarding their possible disposal of their investment in our Company. All of this information was considered in finalizing our estimate of fair value for our reporting units as of December 31, 2003. Accordingly, management determined that the goodwill balance was impaired and recorded an impairment charge for both the domestic and international reporting units during the fourth quarter of 2003 totaling $1.29 billion. This charge is included in “Impairment of goodwill and other long-lived assets” on the Consolidated Statements of Operations for the year ended December 31, 2003.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the special distribution, the determination of the exchange ratio for the Viacom Exchange Offer and launch of the exchange offer by Viacom, we determined that it was more likely than not that the divestiture of Blockbuster by Viacom would occur. We believe that the divestiture is an event that would require us to perform an interim impairment test in accordance with SFAS 142, and we performed an interim impairment test during the third quarter of 2004. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2004, including (i) the accelerated decline in the in-store rental industry, (ii) accelerated investments in new initiatives and other growth opportunities and (iii) increased competition in the online movie rental industry. As a result of these factors and the related risks associated with the our business, the fair value was negatively impacted and management determined that the goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for both the domestic and international reporting units and we recorded an impairment charge totaling $1.50 billion during the third quarter of 2004. This charge is included in “Impairment of goodwill and other long-lived assets” on the Consolidated Statements of Operations for the year ended December 31, 2004.

Subsequently, we performed our annual impairment test as of October 31, 2004 and updated the test for events occurring through December 31, 2004, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

We will perform our annual impairment test for 2005 during the fourth quarter and on an interim date in 2005 should factors or indicators become apparent that would require an interim test.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Impairment review of long-lived assets associated with the Company’s stores is performed domestically on a market-by-market basis and internationally on a country- by-country basis. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. If the sum of the estimated undiscounted cash flows is less than the assets’ net carrying value, then an impairment loss must be recognized. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the present value of the discounted cash flows estimated to be generated by the assets.

During the fourth quarter of 2003 and the third quarter of 2004, in conjunction with the goodwill impairments discussed above, we reviewed our long-lived assets for impairment as required by SFAS 144. As a result, we determined that the carrying value of certain fixed assets in four international markets during the fourth quarter of 2003 and one international market during the third quarter of 2004 exceeded the estimated undiscounted future cash flows to be generated by those assets. Therefore, we recorded impairment charges of approximately $18.5 million and $1.7 million during the fourth quarter of 2003 and the third quarter of 2004, respectively. These charges are included in “Impairment of goodwill and other long-lived assets” on the Consolidated Statements of Operations for the years ended December 31, 2003 and 2004.

Share-Based Compensation

We adopted SFAS No. 123R as of October 1, 2004 in conjunction with our Stock Options Exchange Offer discussed in Note 4 of the consolidated financial statements. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations on an accelerated basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected volatility—based on the weekly historical volatility of our stock price, over the expected life of the option.

•	Expected term of the option—based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

•	Risk-free rate—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The fair value of all restricted shares is based on the price of a share of our Class A common stock on the date of grant. Our grants of restricted shares that are payable in cash are recorded as a liability on the Consolidated Balance Sheets and marked-to-market at the end of each reporting period. A $1.00 increase in our stock price would result in additional compensation expense of approximately $700,000 annually for these grants.

SFAS 123R also requires that we recognize compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on the employee’s position within the Company and the vesting period of the respective stock options or restricted shares. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		Restated	Restated	Restated	Restated
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$6,053.2	$5,911.7	$5,565.9	$5,156.7	$4,960.1
Cost of sales	2,441.4	2,389.8	2,358.7	2,420.7	2,036.0

Gross profit	3,611.8	3,521.9	3,207.2	2,736.0	2,924.1
Operating expenses(1)	4,865.0	4,358.6	2,859.5	2,953.2	2,856.9

Operating income (loss)	(1,253.2)	(836.7)	347.7	(217.2)	67.2
Interest expense	(38.1)	(33.1)	(49.5)	(78.2)	(116.5)
Interest income	3.6	3.1	4.1	6.1	7.3
Other items, net	1.6	(0.4)	2.9	(5.2)	1.7

Income (loss) before income taxes	(1,286.1)	(867.1)	305.2	(294.5)	(40.3)
Benefit (provision) for income taxes	37.3	(106.5)	(107.1)	55.2	(42.1)
Equity in income (loss) of affiliated companies, net of tax	—	(0.7)	(2.2)	0.5	1.3

Income (loss) before cumulative effect of change in accounting principle	(1,248.8)	(974.3)	195.9	(238.8)	(81.1)
Cumulative effect of change in accounting principle	—	(4.4)	(1,817.0)	—	—

Net loss	$(1,248.8)	$(978.7)	$(1,621.1)	$(238.8)	$(81.1)

Cash Flow Data:
Cash flows provided by operating activities	$1,215.4	$1,430.3	$1,462.3	$1,413.4	$1,343.9
Cash flows used for investing activities	$(1,112.3)	$(1,024.6)	$(1,314.6)	$(963.5)	$(1,079.9)
Cash flows used for financing activities	$(18.8)	$(335.5)	$(199.2)	$(441.2)	$(187.2)

Other Data:
Depreciation	$247.4	$266.0	$239.1	$261.3	$302.9
Amortization of intangibles	$2.3	$2.4	$1.7	$177.1	$180.1
Impairment of goodwill and other long-lived assets	$1,504.4	$1,304.9	$—	$—	$—

Margins:
Rental margin(2)	71.8%	70.0%	66.1%	57.7%	64.4%
Merchandise margin(3)	22.3%	19.8%	17.1%	18.9%	21.4%
Gross margin(4)	59.7%	59.6%	57.6%	53.1%	59.0%

Worldwide Store Data:
Same-store revenues increase (decrease)(5)	(3.2)%	(2.2)%	5.1%	2.5%	5.6%
Company-operated stores at end of year	7,265	7,105	6,907	6,412	6,254
Franchised and joint venture stores at end of year	1,829	1,762	1,638	1,569	1,423
Total stores at end of year	9,094	8,867	8,545	7,981	7,677

(1)	Operating expenses include non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144 totaling approximately $1.50 billion and $1.30 billion for the years ended December 31, 2004 and 2003, respectively.

(2)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(3)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(4)	Gross profit as a percentage of total revenues.
(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004, revenues generated from BLOCKBUSTER ONLINE have been and will continue to be included in same-store rental revenues. The impact to same-store rental revenues was not material for the year ended December 31, 2004.

Comparison of 2004 to 2003

Revenues. Revenues increased $141.5 million, or 2.4%, from 2003 to 2004. The following is a summary of revenues by category:

	Year Ended December 31,
	2004		2003		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Rental revenues	$4,428.6	73.2%	$4,533.5	76.7%	$(104.9)	(2.3)%
Merchandise sales	1,532.6	25.3%	1,281.6	21.7%	251.0	19.6%
Other revenues	92.0	1.5%	96.6	1.6%	(4.6)	(4.8)%

Total revenues	$6,053.2	100.0%	$5,911.7	100.0%	$141.5	2.4%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(5.7)%	(6.4)%	(3.0)%
Merchandise sales	5.6%	(0.6)%	13.5%
Total revenues	(3.2)%	(5.5)%	3.0%

(1)	International same-store revenues do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the impact of favorable foreign exchange rates and the addition of company-operated stores, which were partially offset by a 3.2% decrease in worldwide same-store revenues during the year. The decrease in overall worldwide same-store revenues resulted from the continued decrease in both domestic and international same-store rental revenues. The worldwide rental industry continued to be negatively impacted in 2004 by competition from mass-merchant sales of retail DVDs, and the international rental industry was further impacted by the effects of piracy. These factors caused the rental industry to experience lighter traffic industry-wide, which caused our active member base to decrease during 2004 as compared with 2003. While rental demand continued to slow during 2004, retail demand for DVDs and games continued to increase and, during the year, we enhanced our presence in these areas to take advantage of this increased demand. Worldwide same-store merchandise sales increased during the year primarily as a result of substantial growth in international movie and game sales and domestic game sales.

Rental Revenues.

Rental revenues decreased $104.9 million, or 2.3%, from 2003 to 2004, due primarily to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2004		2003		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$595.0	13.4%	$1,206.8	26.6%	$(611.8)	(50.7)%
VHS EVF revenues	97.1	2.2%	228.9	5.1%	(131.8)	(57.6)%
DVD rental revenues	2,782.7	62.8%	2,185.9	48.2%	596.8	27.3%
DVD EVF revenues	455.0	10.3%	413.8	9.1%	41.2	10.0%

Total movie rental revenues	3,929.8	88.7%	4,035.4	89.0%	(105.6)	(2.6)%
Game rental revenues	428.5	9.7%	418.7	9.2%	9.8	2.3%
Game EVF revenues	70.3	1.6%	79.4	1.8%	(9.1)	(11.5)%

Total game rental revenues	498.8	11.3%	498.1	11.0%	0.7	0.1%

Total rental revenues	$4,428.6	100.0%	$4,533.5	100.0%	$(104.9)	(2.3)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(6.1)%	(6.8)%	(3.5)%
Game rental revenues	(2.8)%	(3.9)%	2.9%
Total rental revenues	(5.7)%	(6.4)%	(3.0)%

(1)	International same-store rental revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues primarily reflects a 5.7% decrease in worldwide same-store rental revenues, which was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decrease in same-store rental revenues occurred both domestically and internationally and reflected generally lighter traffic in the in-store rental industry, which continues to be negatively impacted by increased competition from mass-merchant sales of DVDs. Our revenues in 2004 were also impacted by the national rollout of the BLOCKBUSTER MOVIE PASS, which reduced our EVF revenues in exchange for growth in our rental subscription sales. Our domestic operations represented 76.4% of our rental revenues for 2004 as compared with 78.6% of our rental revenues for 2003, primarily as a result of the impact of favorable foreign exchange rates.

Movie Rental Revenues. Movie rental revenues decreased $105.6 million, or 2.6%, in 2004 as compared with 2003, due primarily to a 6.1% decline in our worldwide same-store movie rental revenues. This decline was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decline in worldwide same-store movie rental revenues resulted from the continued decline in the overall in-store rental industry, which was negatively impacted by continued competition from mass-merchant sales of retail DVDs and decreasing extended viewing fees caused by the national launch of the BLOCKBUSTER MOVIE PASS in May 2004. While the national launch of the BLOCKBUSTER MOVIE PASS negatively impacted EVF revenues, sales of these passes helped increase our rental revenues during 2004. In addition to the on-going subscription revenue, we found that customers who purchased the pass also increased their store visits and total in-store spending while a pass member. The overall decrease in same-store movie rental revenues was also partially offset by a 4.0% increase in total rental revenues generated by the sales of previously rented movies during 2004 as compared with 2003, resulting from increases both domestically and internationally. Sales of previously rented movies were primarily driven by pricing and promotional activities designed to position our used movie offerings as a value-based alternative to new retail product. These activities resulted in a 4.5% increase in unit sales of previously rented movies during the year, which was partially offset by a slight decrease in the average selling price of previously rented movies. DVD rental revenues continued to increase as a percentage of total rental revenues during 2004, caused by increasing DVD penetration, while VHS rental revenues have continued to decline. While we expect this trend to continue into 2005, we also plan to maintain a level of VHS inventory in the future that meets customer demand for the product, subject to availability from the studios.

Based upon our continued belief that the size of the video rental market has contracted as a result of the simultaneous availability of rental and retail product, we expect the rental market to continue to decline in 2005 but to stabilize towards the end of the year when the majority of U.S. television households are projected to have a DVD player and the initial enthusiasm for ownership of retail DVDs should have largely run its course. To the extent that (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs during 2005; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) other factors cause rental trends to be weaker than anticipated; (iv) studios place further pricing or distribution pressures on the industry; or (v) foreign exchange rates become less favorable, our total revenues for 2005 could be negatively impacted.

In December 2004, we announced the “end of late fees” beginning on January 1, 2005, which means we no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at more than 4,500 company-operated stores and approximately 550 participating franchise stores in the United States. Our Canadian operations also adopted a similar program at its 426 stores across Canada, effective January 29, 2005. Rental transactions continue to have due dates of either two days or one-week, depending on the specific rental, with all transactions having a one-week grace period from the due date. If the product has not been returned by the end of the grace period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price will be the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price will be reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer will receive a full credit to his or her account, less a minimal restocking fee of $1.25. Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER stores. For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenue and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity, and increased focus on operating expense management. If the loss of revenues associated with the elimination of extended viewing fees is not offset as expected, our revenues and operating income could be adversely affected in 2005.

Game Rental Revenues. Game rental revenues increased $0.7 million, or 0.1%, in 2004 as compared with 2003, due to the impact of favorable foreign exchange rates and the addition of new company-operated stores which were partially offset by a 2.8% decrease in worldwide same-store game rental revenues. The decrease in worldwide same-store game rental revenues in 2004 was the result of a 3.9% decrease in domestic same-store game rental revenues caused primarily by the increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors. We believe both of these offerings compete with our rental and previously played game product. This decrease was partially offset by a 2.9% increase in international same-store game rental revenues driven by growth in game rentals and rental revenues generated by the sales of previously played games in several international markets. We expect 2005 to be a challenging year for game rental revenues in anticipation of the expected release of new game platforms in 2005 and early 2006. As a result, we expect game rental revenues to be relatively flat in 2005.

Merchandise Sales. Merchandise sales increased $251.0 million, or 19.6%, from 2003 to 2004, due to increases in movie and game sales. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2004		2003		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$24.7	1.6%	$66.7	5.2%	$(42.0)	(63.0)%
DVD sales	591.8	38.6%	526.4	41.1%	65.4	12.4%

Total movie sales	616.5	40.2%	593.1	46.3%	23.4	3.9%
Game sales	531.7	34.7%	306.6	23.9%	225.1	73.4%
General merchandise sales	384.4	25.1%	381.9	29.8%	2.5	0.7%

Total merchandise sales	$1,532.6	100.0%	$1,281.6	100.0%	$251.0	19.6%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(1.2)%	(9.0)%	20.5%
Game sales	27.6%	54.4%	18.8%
General merchandise sales	(1.5)%	(2.8)%	(0.1)%
Total merchandise sales	5.6%	(0.6)%	13.5%

(1)	International same-store merchandise sales do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the addition of new company-operated stores, including approximately 125 freestanding games stores, the impact of favorable foreign exchange rates and a 5.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales during 2004 was driven primarily by a 13.5% increase in international same-store merchandise sales, reflecting increased sales of movies and games. Domestic same-store merchandise sales decreased slightly as compared with 2003 due primarily to a 9.0% decrease in same-store movies sales. This decrease was partially offset by the increase in the sale of new and traded games, driven in part by the addition of approximately 450 domestic game store-in-store locations since late 2003. Merchandise sales continued to grow as a percent of our business during 2004, representing 25.3% of total revenues in 2004, compared with 21.7% of total revenues in 2003. Our domestic operations represented 48.8% of our merchandise sales in 2004 as compared with 56.1% of our merchandise sales in 2003. This decrease is attributable to the continued retail revenue growth internationally, including the impact of favorable exchange rates.

Movie Sales. Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $23.4 million or 3.9% from 2003 to 2004, primarily as a result of the addition of company-operated stores, a 20.5% increase in international same-store movie sales and favorable foreign exchange rates, which were partially offset by a 9.0% decrease in domestic same-store movie sales. The increase in international movie sales was the result of the increased popularity of retail DVD internationally. The decrease in domestic same-store merchandise sales was caused by the elimination of retail VHS sales in substantially all of our domestic stores during the first quarter of 2004, lighter rental traffic and pricing pressure on DVDs from the studios and mass-merchant retailers. These factors were partially offset by an increase in the sales of traded movies, which have a lower average selling price than new retail product. The growth in international movie sales was the primary driver behind a 13.8% increase in the overall unit sales of retail movies worldwide. The average retail selling price of movies decreased 4.2% from 2004 to 2003 partially as a result of increased sales of lower-priced traded movies, including sales of traded VHS internationally. We expect retail movie sales to increase in coming periods as a result of our plans to offer movie trading in more stores during 2005, both domestically and abroad.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $225.1 million, or 73.4%, from 2003 to 2004, primarily as a result of a 27.6%

increase in worldwide same-store game sales, the addition of new company-operated free-standing RHINO VIDEO GAMES® and GAMESTATION® stores, and favorable foreign exchange rates. The increase in worldwide same-store game sales was due, in part, to the addition of approximately 450 domestic game store-in-store locations and approximately 30 international game store-in-store locations since late 2003. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. In addition, during 2004, we began offering games trading in approximately 3,400 stores worldwide that do not have a game store-in-store concept. International same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. These factors, and the addition of new free-standing games stores, led to a 65.0% improvement in the overall unit sales of retail games worldwide. In addition, the overall average selling price of retail games increased 9.4% in 2004, driven, in part, by an increase in the average selling price of new games, including increased sales of premium-priced new releases, or “front-line games.” Front-line games have a higher average selling price than value-priced games and, therefore, are primarily sold through our new specialty freestanding and store-in-store game concepts. These factors were partially offset by the increased sales of traded games, which generally have a lower average selling price than new games. We expect retail game sales to increase during 2005 as a result of growth from our store-in-store locations. However, we expect this increase in revenues will be partially offset by a slowdown in the retail home video game industry and the related release of fewer front-line games in 2005 as compared with 2004.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $2.5 million, or 0.7%, from 2003 to 2004, primarily as a result of the impact of favorable foreign exchange rates. These increases were offset by a 1.5% decrease in our worldwide same-store general merchandise sales due to the discontinuation of sales of various movie-related products domestically during 2004, which was partially offset by increased sales of confections, and lower sales to franchisees.

Cost of Sales. Cost of sales of $2,441.4 million in 2004 increased $51.6 million, or 2.2%, from $2,389.8 million in 2003, primarily as a result of increased revenues, as discussed above, and the changes in gross profit discussed below.

Gross Profit. Gross profit of $3,611.8 million in 2004 increased $89.9 million, or 2.6%, from $3,521.9 million in 2003. The increase in gross profit was primarily driven by increased sales from 2003 to 2004. Total gross margin for 2004 totaled 59.7% as compared with 59.6% in 2003. The total gross margin for 2004 was negatively impacted by a shift in our revenues from higher margin rental revenues to lower margin merchandise sales. This impact of this shift in our product mix was offset by improvements in both rental and retail gross margins.

Rental Gross Profit. Rental gross profit of $3,177.9 million in 2004 increased $6.5 million, or 0.2%, from $3,171.4 million in 2003. The increase in rental gross profit primarily resulted from an increase in rental gross margin from 70.0% in 2003 to 71.8% in 2004. The continued improvement in our rental gross margin was primarily due to the following:

•	As a result of improved product buying and inventory management, rental product purchase costs, in total and on an average store basis, were lower during 2004 as compared with 2003. Our focus on profitability was implemented in the first quarter of 2003 and, as a result, the rate of growth in gross margins recognized during late 2003 and the first quarter of 2004 slowed during the second, third and fourth quarters of 2004.

•	During late 2003 and early 2004, we increased the proportion of rental product purchased under revenue-sharing arrangements. This provided flexibility in our rental copy depth, while also providing the ability to maintain a favorable level of movie rental gross margin. Based on market conditions, we will continue to adjust our use of revenue-sharing arrangements in the future.

•	With the increasing penetration of the DVD format, VHS rentals continue to decline. As a result, we have decreased our purchases of rental VHS tapes while managing the copy depth necessary to meet customer demand. Successful management of this continued transition has improved our results in VHS rental margins.

Merchandise Gross Profit. Merchandise gross profit of $341.9 million in 2004 increased $88.0 million, or 34.7%, from merchandise gross profit of $253.9 million in 2003. The increase in merchandise gross profit was primarily attributable to growth in merchandise sales and continued improvement in our merchandise gross margin, which increased to 22.3% in 2004 compared with 19.8% in 2003. The increase in merchandise gross margin was primarily caused by growth in higher margin international game sales and increased merchandise sales from traded movies and games. Traded movies and games have higher average gross margins than new retail product.

Operating Expenses. Total operating expenses, which include compensation expenses, selling and advertising expenses, occupancy costs, other corporate and store expenses, depreciation and amortization, totaled $4,865.0 million in 2004, an increase of $506.4 million, or 11.6%, from $4,358.6 million in 2003. Total operating expenses increased as a percentage of total revenues to 80.4% in 2004 from 73.7% in 2003. Total operating expenses and operating expenses as a percent of total revenues increased primarily as a result of non-cash impairment charges which totaled $1.5 billion in 2004 as compared with non-cash impairment charges totaling $1.3 billion in 2003 and the following other items:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $3,110.9 million in 2004, increased $325.6 million, or 11.7%, from $2,785.3 million in 2003. Selling, general and administrative expense as a percentage of total revenues increased to 51.4% in 2004 as compared with 47.1% in 2003. The change in selling, general and administrative expense in 2004 resulted from the following items:

•	Compensation expense increased $130.4 million, or 10.2%, primarily as a result of increased foreign exchange rates, additional personnel needed to support our store growth and strategic initiatives, $18.3 million in share-based compensation expense primarily resulting from the Company’s adoption of SFAS 123R, increasing payroll and insurance costs due to general inflation and approximately $8.6 million in severance costs incurred during late 2004.

In conjunction with our Stock Options Exchange Offer, we adopted SFAS 123R as of October 1, 2004. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations from the date of grant. For the year ended December 31, 2004, we recognized $18.3 million of compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 4 to the consolidated financial statements. We expect compensation expense to increase significantly during 2005 due to recognition of expense related to share-based payments in the Consolidated Statements of Operations for the entire year.

Additionally, effective January 1, 2004, we adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). FIN 28 requires unearned compensation associated with share-based awards with graded vesting periods to be amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption of the expense recognition provisions of FIN 28, which has been accounted for as a change in accounting principle, we amortized the unearned compensation on a straight-line basis over the vesting period. We applied the disclosure-only provisions of SFAS 123 through September 30, 2004; therefore, the cumulative effect of change in accounting principle of

$23.1 million, net of tax, has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004 but has been appropriately reflected in the SFAS 123 pro forma disclosures in Note 1 to the consolidated financial statements.

•	Advertising expense, which includes online subscriber acquisition costs, increased $78.0 million, or 43.5%, reflecting increased spending in support of our strategic initiatives, including the launch of BLOCKBUSTER ONLINE during the third quarter of 2004, the rollout of DVD and games trading in approximately 3,500 stores worldwide in 2004, the continued rollout of our game store-in-stores and other promotional activity and customer service initiatives.

•	Occupancy costs increased $60.6 million, or 7.3%, primarily as a result of increased foreign exchange rates, the net addition of new company-operated stores, the renewal of certain domestic store leases at generally higher rates and increased repair and maintenance costs.

•	Other general and administrative corporate and store expenses increased $56.6 million, or 11.3%, due primarily to expenses related to our strategic initiatives and related systems and infrastructure improvements, increased costs as a result of our divestiture from Viacom, increased foreign exchange rates, and the addition of new company-operated stores.

Other general and administrative expenses were negatively impacted in the fourth quarter of 2004 by the settlement of a complaint filed by Buena Vista Home Entertainment, Inc. Buena Vista claimed that Blockbuster had breached the revenue-sharing agreement between the two parties and claimed damages in excess of $120 million. The parties agreed to binding arbitration of their dispute and, as a result, we have accrued $18 million in connection with such arbitration, of which $12 million was recorded in 2004.

Depreciation Expense. Depreciation expense of $247.4 million in 2004 decreased $18.6 million, or 7.0%, as compared with $266.0 million in 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment, which was partially offset by increased foreign exchange rates and the addition of new company-operated stores.

Impairment of Goodwill and Other Long-Lived Assets. During the third quarter of 2004 and fourth quarter of 2003, as described above and in Note 2 to the consolidated financial statements, we recorded non-cash impairment charges totaling $1.5 billion and $1.3 billion, respectively, to impair goodwill in both our domestic and international reporting units in accordance with SFAS 142. During the third quarter of 2004 and the fourth quarter of 2003, we also recognized non-cash impairment charges of $1.7 million and $18.5 million, respectively, to impair other long-lived assets in accordance with SFAS 144.

During 2004, we incurred approximately $120 million in incremental operating expenses for our strategic initiatives, which negatively impacted our operating income. These costs primarily included incremental advertising costs, costs to make incremental improvements in systems and infrastructure and personnel costs, as discussed above. Our focus in 2005 will be on executing and improving the programs and strategic initiatives that we launched in 2004, including BLOCKBUSTER ONLINE, which will require us to invest approximately $120 million and incur significant capital expenditures in 2005. In the event that our strategic initiatives receive greater acceptance than we currently anticipate, our operating expenses, including costs incurred by BLOCKBUSTER ONLINE, could increase. In addition, as a result of the divestiture, we incurred approximately $10 million in incremental operating expenses during 2004 due to the replacement of services and contracts previously provided through Viacom. We expect to incur approximately $10 million in operating expenses during 2005 due to the replacement of services and contracts previously provided by Viacom.

Interest Expense. Interest expense of $38.1 million in 2004 increased $5.0 million, or 15.1%, as compared with $33.1 million in 2003. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution. The additional borrowings associated with the payment of the special distribution and the divestiture will result in increased interest expense going forward.

Provision for Income Taxes. We recognized an income tax benefit of $37.3 million in 2004 as compared with a provision of $106.5 million in 2003. The income tax benefit in 2004 primarily reflected a $37.1 million tax benefit as a result of the resolution of specific federal income tax audit issues during the first quarter of 2004. Additionally, a large portion of the charges to impair goodwill and other long-lived assets in 2003 and 2004 were non-deductible.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first quarter of 2003. The initial adoption of this statement did not affect operating income or cash flow.

Net Income. Net loss of $1,248.8 million in 2004 reflects additional losses of $270.1 million from a net loss of $978.7 million in 2003. The increase in net loss was attributable to the changes discussed above.

Comparison of 2003 to 2002

Revenues. Revenues increased $345.8 million, or 6.2%, from 2002 to 2003 as a result of growth in rental revenues and merchandise sales. The following is a summary of revenues by category:

	Year Ended December 31,
	2003		2002		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Rental revenues	$4,533.5	76.7%	$4,460.4	80.1%	$73.1	1.6%
Merchandise sales	1,281.6	21.7%	1,019.7	18.3%	261.9	25.7%
Other revenues	96.6	1.6%	85.8	1.6%	10.8	12.6%

Total revenues	$5,911.7	100.0%	$5,565.9	100.0%	$345.8	6.2%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(3.6)%	(3.8)%	(2.9)%
Merchandise sales	3.7%	3.4%	4.4%
Total revenues	(2.2)%	(2.7)%	(0.7)%

(1)	International same-store revenues do not include the impact of foreign exchange.

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

Rental Revenues. Rental revenues increased $73.1 million, or 1.6%, from 2002 to 2003, due primarily to an increase in movie rental revenues, which was offset slightly by a decrease in game rental revenues. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2003		2002		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$1,206.8	26.6%	$1,827.0	41.0%	$(620.2)	(33.9)%
VHS EVF revenues	228.9	5.1%	363.1	8.1%	(134.2)	(37.0)%
DVD rental revenues	2,185.9	48.2%	1,452.6	32.5%	733.3	50.5%
DVD EVF revenues	413.8	9.1%	288.4	6.5%	125.4	43.5%

Total movie rental revenues	4,035.4	89.0%	3,931.1	88.1%	104.3	2.7%
Game rental revenues	418.7	9.2%	441.3	9.9%	(22.6)	(5.1)%
Game EVF revenues	79.4	1.8%	88.0	2.0%	(8.6)	(9.8)%

Total game rental revenues	498.1	11.0%	529.3	11.9%	(31.2)	(5.9)%

Total rental revenues	$4,533.5	100.0%	$4,460.4	100.0%	$73.1	1.6%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(3.1)%	(3.4)%	(2.0)%
Game rental revenues	(7.7)%	(8.2)%	(4.7)%
Total rental revenues	(3.6)%	(3.8)%	(2.9)%

(1)	International same-store revenues do not include the impact of foreign exchange.

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

Merchandise Sales. Merchandise sales increased $261.9 million, or 25.7%, from 2002 to 2003, due to increases in movie, game and general merchandise sales. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2003		2002		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$66.7	5.2%	$128.8	12.6%	$(62.1)	(48.2)%
DVD sales	526.4	41.1%	370.4	36.3%	$156.0	42.1%

Total movie sales	593.1	46.3%	499.2	48.9%	$93.9	18.8%
Game sales	306.6	23.9%	164.7	16.2%	$141.9	86.2%
General merchandise sales	381.9	29.8%	355.8	34.9%	$26.1	7.3%

Total merchandise sales	$1,281.6	100.0%	$1,019.7	100.0%	$261.9	25.7%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	6.4%	7.1%	3.9%
Game sales	1.8%	(7.2)%	9.5%
General merchandise sales	0.6%	0.0%	1.5%
Total merchandise sales	3.7%	3.4%	4.4%

(1)	International same-store revenues do not include the impact of foreign exchange.

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

Movie Sales. Movie sales, which include sales of both new and traded DVDs and VHS tapes, increased $93.9 million, or 18.8%, from 2002 to 2003. This increase was the result of our increased focus on the sale of new movies to complement our rental offering and to accommodate increased demand for retail movies, primarily DVDs. We took advantage of this increased demand during the first and second quarters of the year to enhance our presence in this market. The strong growth in merchandise sales during the first and second quarters slowed during the second half of 2003 as we began competing against strong same-store sales growth in the same period of the prior year. These factors and a net increase of 198 company-operated stores led to an overall 7.5% increase in retail movie transactions in 2003 as compared to 2002. Additionally, an improved pricing strategy, the increase in DVD sales as a percentage of total movie sales and favorable exchange rates led to a 8.4% increase in the average selling price of retail movies in 2003 as compared to 2002. Retail DVD sales generally have a higher average selling price than retail VHS sales. These factors led to an increase in worldwide same-store movie sales of 6.4%.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $141.9 million, or 86.2%, from 2002 to 2003. This increase resulted primarily from sales by GameStation, Inc., which we acquired during the fourth quarter of 2002, a 1.8% increase in worldwide same-store games sales and favorable exchange rates. The increase in worldwide same-store games sales was driven by a substantial increase in domestic games transactions during the first six months of 2003 resulting from improved penetration of key game hardware platforms. These changes, and the addition of GameStation, Inc., contributed to a 145.7% increase in overall retail game transactions in 2003 as compared to 2002. The impact of increased retail game transactions was partially offset by a 24.7% decrease in the average selling price of retail games product due to a higher percentage of retail game sales from value retail game product and a reduction in the sale of game consoles. Value retail game product generally has a lower average selling price than new release game retail product, while game consoles have a significantly higher average selling price than game software.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related product and sales to franchisees, increased $26.1 million, or 7.3%, from 2002 to 2003. This increase was the result of a net increase of 198 company-operated stores, favorable exchange rates and a 0.6% increase in same-store general merchandise sales, which was offset by a $10.1 million decrease in sales to franchisees. The decrease in sales to franchisees was the result of the franchisees shifting some inventory purchases to outside distributors and suppliers.

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

Operating Expenses. Total operating expenses include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization. These costs increased $1.5 billion, or 52.4%, from 2002 to 2003 primarily due to $1.3 billion in non-cash impairment charges for the impairment of goodwill and other long-lived assets. Total operating expenses as a percentage of total revenues increased to 73.7% in 2003 from 51.4% in 2002 primarily as a result of the non-cash impairment charges which totaled 22.1% of total revenues for 2003. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, increased $166.6 million, or 6.4%, from 2002 to 2003. Selling, general and administrative expense as a percentage of total revenues in 2003 remained flat compared with 2002 as a result of lower same-store revenues in the last six months of 2003. The change in selling, general and administrative expense in 2003 resulted from the following items:

•	Occupancy costs increased $61.3 million, primarily as a result of a net increase of 198 company-operated stores and the fourth quarter 2002 acquisitions of GameStation, Inc. and the remaining interest in our joint venture stores in Italy.

•	Compensation expense increased $129.5 million, primarily related to additional personnel needed to support our store growth and our acquisitions of GameStation, Inc. and the remaining interest in our joint venture stores in Italy. Additionally, during 2003 we increased our incentive compensation as a result of our improved financial performance excluding the impact of non-cash impairment charges. These increases were offset by improved labor productivity in our domestic stores.

•	Advertising expense decreased $69.8 million, reflecting our ability to take advantage of increased advertising and promotion of video titles by studios during 2003 and the greater use of cost effective direct marketing tools.

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

Depreciation Expense. Depreciation expense increased $26.9 million, or 11.3%, from 2002 to 2003. The increase was primarily a result of a net increase of 198 company-operated stores and the fourth quarter 2002 acquisitions of GameStation, Inc. and of the remaining interest in our joint ventures stores in Italy.

Impairment of Goodwill and Other Long-Lived Assets. During the fourth quarter of 2003, as described above and in Notes 2 and 3 to the consolidated financial statements, we recognized non-cash charges of $1.29 billion to impair goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, and $18.5 million to impair other long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Interest Expense. Interest expense of $33.1 million in 2003 decreased $16.4 million, or 33.1%, as compared with $49.5 million in 2002. The decrease in interest expense was primarily due to a decrease in our outstanding debt balance of over $320 million from December 2002 and lower average interest rates in 2003 as compared with 2002.

Provision for Income Taxes. We recognized a provision for income taxes of $106.5 million in 2003 on a pretax loss of $867.1 million. The provision was recognized against the pretax loss because of $1.3 billion in non-cash charges to impair goodwill and other long-lived assets, of which a large portion was non-deductible.

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

Net Loss. Net loss of $978.7 million in 2003 decreased $642.4 million from $1,621.1 million in 2002. The 2003 loss was primarily the result of non-cash impairment charges of $1.3 billion associated with the impairment of goodwill and other long-lived assets. The loss in 2002 was the result of the cumulative effect of change in accounting principle recorded in the first quarter of 2002, as discussed above. Net loss before the cumulative effect of change in accounting principle of $974.3 million in 2003 represents a decrease in net income of $1.2 billion from income before cumulative effect of change in accounting principle of $195.9 million in 2002. This decrease was due to the $1.3 billion in non-cash impairment charges recorded during 2003, which was offset by the improved profitability of our core operations and other changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and games and we have positive operating cash flow because most of our revenue is received in cash and cash equivalents. Working capital requirements, rental library purchases and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our senior secured credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including the additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months.

As discussed above and in Note 1 to the consolidated financial statements, during October 2004, Viacom completed the divestiture of its ownership interest in Blockbuster. On September 3, 2004, we paid a special distribution of approximately $905.6 million, or $5.00 per share, to our stockholders, including Viacom. In connection with the divestiture and in order to fund the special distribution, on August 20, 2004, we entered into an agreement for a senior secured credit facility with a syndicate of lenders and issued senior subordinated notes, as discussed in “—Liquidity and Capital Resources—Capital Structure” below. The additional borrowings associated with the divestiture and the special distribution will result in increased outstanding debt and increased interest expense going forward. However, we believe that we can compete effectively as an independent company and that separation from Viacom has better positioned us to pursue our unique corporate goals and growth opportunities discussed above.

As described more fully in Notes 7 and 9 to the consolidated financial statements, at December 31, 2004 our contractual obligations, were as follows:

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$583.0	$889.5	$488.5	$566.6	$2,527.6
Capital lease obligations(1)	27.4	37.5	25.7	36.7	127.3
Purchase obligations(2)	266.5	82.6	19.6	31.5	400.2
Revenue-sharing obligations(3)	48.5	—	—	—	48.5
Long-term debt	5.8	41.0	239.2	764.7	1,050.7
Interest expense on long-term debt(4)	63.2	124.0	114.9	97.0	399.1

	$994.4	$1,174.6	$887.9	$1,496.5	$4,553.4

(1)	Includes both principal and interest.
(2)	Purchase obligations include agreements to purchase goods or services as of December 31, 2004 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-Sharing Obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 5 to the consolidated financial statements.
(3)	As of December 31, 2004, we were a party to revenue-sharing arrangements with various studios that expire between March 2005 and September 2005. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during 2004. For information on revenue-sharing accruals as of December 31, 2004, see Note 5 to the consolidated financial statements.
(4)	As of December 31, 2004, $750 million of our long-term debt outstanding under our senior secured credit facility was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted-average interest rate of 4.8% based on the LIBOR rate in effect at December 31, 2004.

Capital Structure

On August 20, 2004, we entered into a new $1,150.0 million senior secured credit facility, consisting of (i) a five-year $500.0 million revolving credit facility, of which $150.0 million is reserved for issuance of the Viacom Letters of Credit, described in Note 6 to the consolidated financial statements; (ii) a five-year $100.0 million term loan A facility; and (iii) a seven-year $550.0 million term loan B facility and issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012. These borrowings are discussed in Note 7 to the consolidated financial statements. The proceeds from the new credit facilities and the notes were used (i) to fund the payment of the special distribution in August 2004; (ii) to finance transaction costs and expenses in connection with our divestiture from Viacom and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes. As of December 31, 2004, $100.0 million of borrowings were outstanding under the revolving credit facility, $650.0 million was outstanding under the term loan portions of our credit facilities and $300.0 million was outstanding under the senior subordinated notes. The available borrowing capacity under our credit facilities, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $28.6 million reserved to support other letters of credit, totaled $221.4 million at December 31, 2004.

The borrowing availability under the revolving credit facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability from October 2007 through July 2009 and will terminate in full in August 2009. Beginning in 2005, the Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance beginning October 2005 through July 2008, and 13.75% beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance beginning October 2005 through July 2008, 2.5% beginning October 2008 through July 2010 and 19.25% beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow, as defined by the credit facilities. Interest payments on the senior subordinated notes are due semi-annually through 2012, when the bonds mature.

Our credit facilities and the indenture governing the senior subordinated notes contain certain restrictive covenants, which, among other things, limit the payment of dividends, repurchase of our common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2004, we were in compliance with all debt covenants.

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

The following table sets forth our current portion of long-term debt and capital lease obligations:

	At December 31,
	2004	2003
Old Credit Agreement:
Term loan, interest rate of 2.4% at December 31, 2003 and repaid in 2004	$—	$100.0
Credit Facilities:
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	3.7	—
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	1.4	—
Current maturities of all other obligations	0.7	24.1

Total current portion of long-term debt	5.8	124.1
Current portion of capital lease obligations	19.7	20.7

	$25.5	$144.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At December 31,
	2004	2003
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$—	$0.7
Credit Facilities:
Revolving credit facility, interest rate of 4.5% at December 31, 2004	100.0	—
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	96.3	—
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	548.6	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—

Total long-term debt, less current portion	$1,044.9	0.7
Capital lease obligations, less current portion	74.8	74.4

	$1,119.7	$75.1

Additional information on our capital structure can be found in the Notes to the consolidated financial statements.

Consolidated Cash Flows

Operating Activities. Net cash flow provided by operating activities decreased $214.9 million, or 15.0%, from $1,430.3 million in 2003 to $1,215.4 million in 2004. The decrease in operating cash flows resulted from decreased net income as adjusted for non-cash items, such as depreciation and amortization, rental library amortization and impairment of goodwill and other long-lived assets. Although our net income for 2004 decreased by $270.1 million from 2003, the primary contributor to this net income decrease was a non-cash impairment charge of $1,504.4 million in 2004 as compared to $1,304.9 million in 2003 related to our goodwill and other long-lived assets, which did not impact our cash flow provided by operating activities. In addition, we recognized $17.0 million of non-cash compensation expense during 2004, primarily as a result of our adoption of SFAS 123R during the fourth quarter of 2004. Rental library amortization decreased $206.8 million from 2003 to 2004, in part because of our reduction in rental library purchase costs during 2003 and 2004 and our shift to revenue-sharing arrangements, which is discussed in “—Liquidity and Capital Resources—Consolidated Cash Flows—Investing Activities” immediately below. The decrease in net income as adjusted for non-cash items was partially offset by changes in working capital, which provided cash of $44.5 million in 2004 as compared with the use of cash of $50.0 million during 2003, as a result of a changes in various components in working capital. The changes in working capital primarily reflect the increased purchases of rental product made under revenue- sharing agreements during late 2003 and early 2004, which are accounted for in prepaid assets and/or accrued expenses on the Consolidated Balance Sheets, depending upon terms of the agreement. Additionally, we increased our investment in merchandise inventories during 2004, which was offset by an increase in accounts payable.

Investing Activities. Net cash flow used for investing activities increased $87.7 million from $1,024.6 million in 2003 to $1,112.3 million in 2004. This increase was primarily due to a $98.1 million increase in cash used for capital expenditures during 2004 as compared with 2003. The increase in capital expenditures primarily reflects the significant investments we made in our initiatives during 2004. We also spent an additional $22.1 million for acquisitions in 2004 as compared with 2003, including the acquisition of RHINO VIDEO GAMES® stores. These increases were partially offset by a $38.2 million decline in rental library purchases during 2004 as compared with 2003. During late 2003 and the first quarter of 2004, we lowered our rental product purchase costs and increased our rental product purchases made under revenue-sharing arrangements. The increase in purchases under revenue-sharing arrangements provided flexibility in our rental copy depth and decreased the cash flow used for investing activities.

We plan to decrease our capital expenditures during 2005 as compared with 2004 to offset the cash flow impact of our elimination of extended viewing fees in January 2005 and our continued investments in BLOCKBUSTER ONLINE. We expect total capital expenditures for 2005 to be approximately $150 million as compared with $289.1 million in 2004.

Financing Activities. Net cash flow used for financing activities decreased $316.7 million from $335.5 million in 2003 to $18.8 million in 2004. This change was primarily due to net proceeds from long-term debt of $926.2 million in 2004 primarily from borrowings under our new credit facility and senior subordinated notes, as compared with net repayments of long-term debt of $315.8 million during 2003. These amounts were partially offset by an increase in cash dividends paid, which totaled $14.4 million during 2003, as compared with $920.1 million during 2004, as a result of the special distribution paid during the third quarter of 2004, and $18.7 million of debt financing costs incurred during 2004 related to our new credit facilities and senior subordinated notes.

Other Financial Measurements: Working Capital

At December 31, 2004, we had cash and cash equivalents of $330.3 million. Working capital, however, reflected a deficit of $231.7 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we operate, from time to time, with a working capital deficit.

Related Party Transactions

Prior to our divestiture from Viacom during the fourth quarter of 2004, our primary related party transactions were with Viacom and included, among others, arrangements providing insurance, audit, legal and other services, purchases from companies owned by or affiliated with Viacom and tax related agreements. These transactions are discussed in more detail in Note 6 to the consolidated financial statements.

In connection with our divestiture from Viacom, we entered into an amended and restated Initial Public Offering and Split-Off Agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit, at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before our August 1999 initial public offering. In conjunction with this agreement, we recognized a $7.0 million capital contribution for the year ended December 31, 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with our new $1,150.0 million senior secured credit facility, which is discussed in Note 7 to the consolidated financial statements.

We have also entered into an amended and restated transition services agreement with Viacom for services to be provided subsequent to the completion of our divestiture from Viacom. Pursuant to the amended and restated transition services agreement, Viacom provided us with agreed-upon audit and control, intellectual property, legal and tax services and employee benefit plan and insurance administration through December 2004 in exchange for our payment of $150,000 per month and our reimbursement of Viacom for its out-of-pocket costs and expenses.

As of December 31, 2004, our net receivable from Viacom in conjunction with these and other related divestiture agreements totaled $2.6 million, which has been included in “Receivable from Viacom, net” on the Consolidated Balance Sheets.

General Economic Trends, Quarterly Results of Operations and Seasonality

We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Cautionary Statements.” The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. The popularity of our rental subscription passes has helped us mitigate, to some extent, the impact of seasonality on our business by providing a steady revenue stream across all months.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under this credit agreement totaled $750.0 million as of December 31, 2004, and the weighted-average interest rate for these borrowings was 4.8%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $7.5 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan and revolving credit facility, thereby impacting our annual interest expense.

We expect interest expense to increase in the future as a result of the additional $950.0 million in borrowings associated with our divestiture from Viacom and payment of the special distribution in August 2004, as discussed above under “—Liquidity and Capital Resources.”

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $155.5 million and $7.3 million, respectively, for 2004 if foreign exchange rates in 2004 were consistent with 2003.

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

Our operations outside the United States constituted approximately 31%, 26% and 21% of our total revenues in 2004, 2003 and 2002, respectively. Our operations in Europe constituted approximately 20%, 16% and 12% of our total revenues in 2004, 2003 and 2002, respectively. The majority of the European revenues are from Great Britain, which has not adopted the Euro.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception to fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated results of operations and financial condition.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions, but it is estimated that the impact will not be material. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. We expect to complete the evaluation in 2005.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Item 8.    Financial Statements and Supplementary Data

BLOCKBUSTER INC.

Some supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

We have completed an integrated audit of Blockbuster Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the expense recognition provisions of Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, as of January 1, 2004. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, as of October 1, 2004. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Additionally, as discussed in Note 1 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Blockbuster Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over its selection and application of accounting policies related to leasehold improvements and tenant allowances, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, management has concluded that the Company’s controls over the selection and application of its accounting policies related to leasehold improvements and tenant allowances were ineffective to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the selection and application of its accounting policies failed to identify misstatements in property and equipment, deferred rent liability, rent expense and depreciation expense, which resulted in restatements of the Company’s 2003 and 2002 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, and adjustments to the Company’s fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred rent liability, rent expense and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Blockbuster Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Blockbuster Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2005

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues:
Base rental revenues	$3,806.2	$3,811.4	$3,720.9
Extended viewing fee revenues	622.4	722.1	739.5

Total rental revenues	4,428.6	4,533.5	4,460.4
Merchandise sales	1,532.6	1,281.6	1,019.7
Other revenues	92.0	96.6	85.8

	6,053.2	5,911.7	5,565.9

Cost of sales:
Cost of rental revenues	1,250.7	1,362.1	1,513.8
Cost of merchandise sold	1,190.7	1,027.7	844.9

	2,441.4	2,389.8	2,358.7

Gross profit	3,611.8	3,521.9	3,207.2

Operating expenses:
General and administrative	2,835.2	2,605.9	2,369.5
Share-based compensation	18.3	—	—
Advertising	257.4	179.4	249.2
Depreciation	247.4	266.0	239.1
Impairment of goodwill and other long-lived assets	1,504.4	1,304.9	—
Amortization of intangibles	2.3	2.4	1.7

	4,865.0	4,358.6	2,859.5

Operating income (loss)	(1,253.2)	(836.7)	347.7
Interest expense	(38.1)	(33.1)	(49.5)
Interest income	3.6	3.1	4.1
Other items, net	1.6	(0.4)	2.9

Income (loss) before income taxes	(1,286.1)	(867.1)	305.2
Benefit (provision) for income taxes	37.3	(106.5)	(107.1)
Equity in loss of affiliated companies, net of tax	—	(0.7)	(2.2)

Income (loss) before cumulative effect of change in accounting principle	(1,248.8)	(974.3)	195.9
Cumulative effect of change in accounting principle, net of tax	—	(4.4)	(1,817.0)

Net loss	$(1,248.8)	$(978.7)	$(1,621.1)

Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(6.89)	$(5.41)	$1.10

Diluted	$(6.89)	$(5.41)	$1.08

Cumulative effect of change in accounting principle per share:
Basic	$—	$(0.02)	$(10.17)

Diluted	$—	$(0.02)	$(10.01)

Net loss per share:
Basic	$(6.89)	$(5.43)	$(9.08)

Diluted	$(6.89)	$(5.43)	$(8.93)

Weighted average shares outstanding:
Basic	181.2	180.1	178.6

Diluted	181.2	180.1	181.6

Recurring cash dividends per common share	$0.08	$0.08	$0.08

Special distribution per common share	$5.00	$—	$—

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2004	2003
		Restated
Assets
Current assets:
Cash and cash equivalents	$330.3	$233.4
Receivables, less allowances of $14.5 and $13.0 for 2004 and 2003, respectively	177.8	183.7
Merchandise inventories	516.6	415.1
Prepaid and other current assets	193.0	128.1

Total current assets	1,217.7	960.3
Rental library	457.6	354.4
Receivable from Viacom, net	2.6	3.5
Property and equipment, net	854.0	787.3
Deferred tax asset	87.0	—
Intangibles, net	34.5	34.4
Goodwill	1,138.5	2,627.7
Other assets	71.5	54.4

	$3,863.4	$4,822.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$721.8	$565.1
Accrued expenses	697.3	610.2
Current portion of long-term debt	5.8	124.1
Current portion of capital lease obligations	19.7	20.7
Deferred taxes	4.8	3.3

Total current liabilities	1,449.4	1,323.4
Long-term debt, less current portion	1,044.9	0.7
Capital lease obligations, less current portion	74.8	74.4
Deferred taxes	—	9.3
Deferred rent liability	69.2	71.1
Other liabilities	162.2	154.7

	2,800.5	1,633.6

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share: 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 111.7 and 36.9 shares issued and outstanding for 2004 and 2003, respectively	1.1	0.4
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 and 144.0 shares issued and outstanding for 2004 and 2003, respectively	0.7	1.4
Additional paid-in capital	5,336.7	6,227.3
Retained deficit	(4,248.3)	(2,999.5)
Accumulated other comprehensive loss	(27.3)	(41.2)

Total stockholders’ equity	1,062.9	3,188.4

	$3,863.4	$4,822.0

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
			Restated		Restated
Class A common stock:
Balance, beginning of year	36.9	$0.4	35.6	$0.4	32.8	$0.3
Exercise of stock options	0.3	—	1.3	—	2.8	0.1
Issuance upon vesting of restricted shares	2.5	—	—	—	—	—
Conversion from Class B common stock	72.0	0.7	—	—	—	—

Balance, end of year	111.7	1.1	36.9	0.4	35.6	0.4

Class B common stock:
Balance, beginning of year	144.0	$1.4	144.0	$1.4	144.0	$1.4
Conversion to Class A common stock	(72.0)	(0.7)	—	—	—	—

Balance, end of year	72.0	$0.7	144.0	$1.4	144.0	$1.4

Additional paid-in capital:
Balance, beginning of year		$6,227.3		$6,220.8		$6,181.1
Issuance of class A common stock		0.1		0.1		0.1
Exercise and expense of share-based compensation, net of tax benefit		10.0		20.8		53.9
Net issuance of Class A common stock upon vesting of restricted shares		10.7		—		—
Acceleration of Viacom stock options		1.7		—		—
Viacom capital contribution		7.0		—		—
Recurring cash dividends		(14.5)		(14.4)		(14.3)
Special distribution		(905.6)		—		—

Balance, end of year		$5,336.7		$6,227.3		$6,220.8

Accumulated other comprehensive loss:
Balance, beginning of year		$(41.2)		$(100.9)		$(107.0)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		6.3		2.0
Foreign currency translation		13.9		53.4		4.1

Balance, end of year		$(27.3)		$(41.2)		$(100.9)

Retained deficit:
Balance at December 31, 2001, as previously reported						$(327.1)
Cumulative effect of restatement for lease accounting (see Note 1)						(72.6)

Balance, beginning of year, as restated		$(2,999.5)		$(2,020.8)		$(399.7)
Net loss		$(1,248.8)		$(978.7)		$(1,621.1)

Balance, end of year		$(4,248.3)		$(2,999.5)		$(2,020.8)

Total stockholders’ equity		$1,062.9		$3,188.4		$4,100.9

Comprehensive loss:
Net loss		$(1,248.8)		$(978.7)		$(1,621.1)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		6.3		2.0
Foreign currency translation		13.9		53.4		4.1

Total comprehensive loss		$(1,234.9)		$(919.0)		$(1,615.0)

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Cash flows from operating activities:
Net loss	$(1,248.8)	$(978.7)	$(1,621.1)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	249.7	268.4	240.8
Impairment of goodwill and other long-lived assets	1,504.4	1,304.9	—
Rental library amortization	748.0	954.8	1,024.3
Non-cash share-based compensation expense	17.0	—	—
Excess tax benefit from share-based compensation	(5.1)	—	—
Cumulative effect of change in accounting principle, net of tax	—	4.4	1,817.0
Deferred taxes and other	(94.3)	(73.5)	18.3
Change in operating assets and liabilities:
(Increase) decrease in receivables	8.6	5.9	(27.8)
Decrease in receivable from Viacom	0.8	14.0	82.9
(Increase) decrease in merchandise inventories	(84.2)	55.1	(221.8)
Increase in prepaid and other assets	(97.5)	(4.8)	(38.7)
Increase (decrease) in accounts payable	125.4	(221.9)	187.6
Increase in accrued expenses and other liabilities	91.4	101.7	0.8

Net cash flow provided by operating activities	1,215.4	1,430.3	1,462.3

Cash flows from investing activities:
Rental library purchases	(798.4)	(836.6)	(1,060.9)
Capital expenditures	(289.1)	(191.0)	(151.7)
Cash used for acquisitions	(25.5)	(3.4)	(106.0)
Proceeds from notes receivable and other	1.2	4.5	3.6
Investments in affiliated companies	(0.5)	1.9	0.4

Net cash flow used for investing activities	(1,112.3)	(1,024.6)	(1,314.6)

Cash flows from financing activities:
Proceeds from credit agreements	820.0	140.0	170.0
Proceeds from senior subordinated notes	300.0	—	—
Repayments on credit agreements	(170.0)	(450.0)	(360.0)
Net repayments on other notes and lines of credit	(23.8)	(5.8)	(10.1)
Net proceeds from the exercise of stock options	2.8	18.1	39.3
Cash dividends	(920.1)	(14.4)	(14.3)
Payment of debt financing costs	(18.7)	—	—
Capital lease payments	(21.0)	(23.4)	(24.1)
Capital contributions received from Viacom	6.9	—	—
Excess tax benefit from share-based compensation	5.1	—	—

Net cash flow used for financing activities	(18.8)	(335.5)	(199.2)

Effect of exchange rate changes on cash	12.6	10.7	3.8

Net increase (decrease) in cash and cash equivalents	96.9	80.9	(47.7)
Cash and cash equivalents at beginning of year	233.4	152.5	200.2

Cash and cash equivalents at end of year	$330.3	$233.4	$152.5

Supplemental cash flow information:
Cash payments for interest	$23.2	$34.3	$45.8
Cash payments for taxes	44.4	98.1	12.6
Non-cash financing and investing activities:
Retail stores acquired under capital leases	20.4	15.4	15.3

The accompanying notes are an integral

part of these consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. During 2004, Blockbuster launched BLOCKBUSTER ONLINE, an online service offering rental of movies delivered by mail.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of its long-lived assets, including goodwill, share-based compensation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and investments of more than 50.0% in subsidiaries and other entities. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20.0% but less than or equal to 50.0% are accounted for using the equity method. Investments of 20.0% or less are accounted for using the cost method. All significant intercompany transactions have been eliminated. Additionally, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46R”), effective January 1, 2004. FIN 46R requires an entity determined to be a variable interest entity to be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns or both. The adoption of FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows.

Restatement of Previously Issued Financial Statements

Like other companies with significant leasehold improvements, in early 2005 the Company performed a review of its accounting policies and practices with respect to leases. As a result of this internal review, the Company identified errors in accounting practices associated with accounting for leasehold improvements and funds received from landlords (“tenant allowances”).

In prior periods, the Company amortized most store leasehold improvements over 10 years, based upon the Company’s estimate of the useful life of the assets and the expectation we had regarding lease renewals. The Company has determined that Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Leases (“SFAS 13”), as amended, requires the Company to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. The Company’s leases generally have a term of five to ten years and provide options to renew for between five to ten additional years.

In prior periods, the Company reflected tenant allowances as a reduction to property and equipment on the Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, the Company reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense in the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002. Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of December 31, 2003, as well as in the Company’s Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2003 and 2002.

	Year ended or at December 31, 2003			Year ended or at December 31, 2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
General and administrative expense	$2,624.9	$(19.0)	$2,605.9	$2,387.1	$(17.6)	$2,369.5
Depreciation	255.5	10.5	266.0	232.1	7.0	239.1
Operating expenses	4,367.1	(8.5)	4,358.6	2,870.1	(10.6)	2,859.5
Operating income (loss)	(845.2)	8.5	(836.7)	337.1	10.6	347.7
Income (loss) before income taxes	(875.6)	8.5	(867.1)	294.6	10.6	305.2
Benefit (provision) for income taxes	(103.2)	(3.3)	(106.5)	(103.0)	(4.1)	(107.1)
Income (loss) before cumulative effect of change in accounting principle	(979.5)	5.2	(974.3)	189.4	6.5	195.9
Net loss	(983.9)	5.2	(978.7)	(1,627.6)	6.5	(1,621.1)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(5.44)	$0.03	$(5.41)	$1.06	$0.04	$1.10
Diluted	$(5.44)	$0.03	$(5.41)	$1.04	$0.04	$1.08
Net loss per share:
Basic	$(5.46)	$0.03	$(5.43)	$(9.11)	$0.03	$(9.08)
Diluted	$(5.46)	$0.03	$(5.43)	$(8.96)	$0.03	$(8.93)

Consolidated Balance Sheet
Property and equipment, net	$815.8	$(28.5)	$787.3
Total assets	4,850.5	(28.5)	4,822.0
Deferred rent liability	—	71.1	71.1
Long-term deferred tax liability	48.0	(38.7)	9.3
Total liabilities	1,601.2	32.4	1,633.6
Retained deficit	(2,938.6)	(60.9)	(2,999.5)
Total stockholders’ equity	3,249.3	(60.9)	3,188.4
Total liabilities and stockholders’ equity	4,850.5	(28.5)	4,822.0

Consolidated Statements of Cash Flows
Net cash flow provided by operating activities	$1,416.1	$14.2	$1,430.3	$1,451.2	$11.1	$1,462.3
Net cash flow used for investing activities	(1,010.4)	(14.2)	(1,024.6)	(1,303.5)	(11.1)	(1,314.6)
Capital expenditures	176.8	14.2	191.0	(140.6)	(11.1)	(151.7)

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
Retained deficit	$(2,938.6)	$(60.9)	$(2,999.5)	$(1,954.7)	$(66.1)	$(2,020.8)
Net loss	(983.9)	5.2	(978.7)	(1,627.6)	6.5	(1,621.1)
Total comprehensive loss	(924.2)	5.2	(919.0)	(1,621.5)	6.5	(1,615.0)

The Company has also reduced its stockholders’ equity balance as of December 31, 2001 by $72.6 million.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Divestiture Activities

In October 2004, Viacom Inc. (“Viacom”) completed the divestiture of its ownership interest in Blockbuster. To accomplish the divestiture, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of Blockbuster stock held by Viacom (the “Viacom Exchange Offer”). Under the terms of the Viacom Exchange Offer, each holder of Viacom class A common stock and Viacom class B common stock was offered 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster class A common stock and 2.575 shares of Blockbuster class B common stock, in exchange for each share of Viacom class A or class B common stock tendered. The Viacom Exchange Offer was oversubscribed, and therefore, in accordance with the terms of the Viacom Exchange Offer relating to proration, Viacom accepted 9.55% of the tendered shares, or 27,961,165 shares of Viacom common stock, in exchange for 72 million shares each of Blockbuster’s class A and class B common stock. In accordance with the terms of (i) the Amended and Restated Initial Public Offering and Split-Off Agreement among the Company, Viacom and Viacom International Inc. (the “Split-Off Agreement”) and (ii) the Company’s Amended and Restated Certificate of Incorporation, as in effect at the time, prior to the completion of the Viacom Exchange Offer, in October 2004, Viacom converted 72 million of the 144 million shares of Blockbuster class B common stock held by it into 72 million shares of Blockbuster class A common stock. Also in accordance with the Split-Off Agreement, subsequent to Viacom’s announcement of the final proration factor to be used in determining the number of Viacom shares that would be accepted for each share of Blockbuster common stock, Blockbuster filed a Second Amended and Restated Certificate of Incorporation (the “Second Restated Certificate”). In accordance with the terms of the Second Restated Certificate of Incorporation, the Blockbuster Board of Directors reduced the number of votes per share that each holder of class B common stock is entitled to cast from five votes per share to two votes per share. The Company’s shares of class B common stock now trade on the New York Stock Exchange, under the symbol BBI.B. All Viacom officers and/or directors who had previously served on the Blockbuster Board of Directors resigned effective October 16, 2004.

In connection with the Viacom Exchange Offer and the Special Distribution, as defined below, on August 20, 2004, Blockbuster entered into a $1,150.0 million senior secured credit facility with a syndicate of lenders (the “Credit Facilities”) and issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). See Note 7 below for further discussion of these instruments. On September 3, 2004, Blockbuster used proceeds from these borrowings to pay a special distribution of approximately $905.6 million, or $5 per share, to its stockholders, including Viacom (the “Special Distribution”), which is reflected as a decrease to additional paid-in capital. In light of the Special Distribution and to ensure that the intrinsic value of stock options held by Blockbuster’s optionees would be preserved, but not increased, the Senior Executive Compensation Committee of the Board of Directors of Blockbuster (the “Senior Executive Compensation Committee”) approved an adjustment to the Company’s outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise price. The Senior Executive Compensation Committee also approved a corresponding adjustment to the total number of shares available for future grants under the plan.

Additional information about the Viacom Exchange Offer and related transactions is available in Blockbuster’s Registration Statement on Form S-4, including the Prospectus-Offer to Exchange, as originally filed with the SEC on June 18, 2004, and as thereafter amended.

In connection with the Viacom Exchange Offer, on June 18, 2004, Blockbuster entered into a new employment agreement with its chairman and chief executive officer, Mr. John F. Antioco, which became effective on October 14, 2004. See Note 4 for further discussion of Mr. Antioco’s employment agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term (original maturity of three months or less) highly liquid investments. The Company utilizes a cash management system under which a book cash overdraft exists for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassed to accounts payable on the Consolidated Balance Sheets. The Company transfers cash on an as-needed basis to fund clearing checks.

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. The Company includes in the cost of its merchandise inventory an allocation of costs incurred in its distribution center to prepare products for its stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. The Company accrues for shrink based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

From time to time, Blockbuster receives rebates and/or slotting fees related to certain products. Rebates primarily relate to volume rebates and are recognized as a reduction in the cost of the related inventory. Slotting fees represent payments from vendors for placement of product in preferred areas within stores for a contractual period of time. The Company and its vendors also participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, for all contracts entered into or modified after December 31, 2002, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction in the cost of the product.

Rental Library

The cost of a non-base stock (or “new release”) DVD, both in-store and online, is amortized on an accelerated basis over a six-month period to an estimated $4 residual value. The cost of video games and in-store and online base stock (or “catalog”) DVDs is amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively. The cost of new release VHS tapes is amortized on an accelerated basis over a three-month period to an estimated $2 residual value. The cost of catalog VHS tapes is amortized on an accelerated basis over a three-month period and then on a straight-line basis over a six-month period to an estimated $2 residual value. Adjustments to the value of previously rented product are recorded primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.

The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. Certain of the up-front costs are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term, as defined by SFAS 13, as amended
Equipment and other	3 to 15 years
Furniture and fixtures	4 to 10 years

The balances of major classes of assets and accumulated depreciation are as follows:

	At December 31,
	2004	2003
		Restated
Land, building and building improvements	$31.1	$31.2
Leasehold improvements	1,221.6	1,157.4
Equipment and other	846.8	706.3
Furniture and fixtures	494.2	461.2
Buildings under capital leases	186.7	190.9

Total	2,780.4	2,547.0
Accumulated depreciation	(1,926.4)	(1,759.7)

Property and equipment, net	$854.0	$787.3

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense related to capital leases was $20.5 million, $23.1 million and $23.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. The Company did not recognize any material gains or losses from such sales in 2004, 2003 or 2002. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the Company’s website and processes supporting the business. In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized approximately $17.7 million, $14.9 million, and $15.5 million of expense related to the amortization of capitalized software costs for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized software costs at December 31, 2004 and 2003 totaled $60.2 million and $22.1 million, net of accumulated amortization of $106.8 million and $89.1 million, respectively.

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

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s Consolidated Balance Sheets as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability of $9.6 million and $10.1 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, is included in other long-term liabilities as of December 31, 2004 and 2003, respectively. Capitalized retirement costs of $1.8 million and $2.2 million is included in property and equipment in the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s consolidated statement of operations for the year ended December 31, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in 2003 or 2002 were not material to net income or earnings per share.

Store Closures

Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in general and administrative expense. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location or written down to their net realizable value and sold. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount (an “interim impairment test”). In addition, SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test, as opposed to the enterprise-wide undiscounted cash flow approach used by the Company to evaluate impairment under the previous accounting standard. The first step of the test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, the estimated fair value of the Company is allocated to the estimated fair value of its existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

See Note 2 below for a discussion of impairment charges.

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

See Note 2 below for a discussion of impairment charges.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest except for the Company’s 9% Senior Subordinated Notes. The estimated fair value of the senior subordinated notes at December 31, 2004, based on quoted market prices, is approximately $295.5 million compared with the carrying amount of $300.0 million. During 2004 and 2003, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2004 or 2003, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 2004, 2003 and 2002. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and games and from any eventual sale of previously rented movies and games. Revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”), as contemplated by the Company’s standard membership agreement. Prior to the January 2005 elimination of extended viewing fees, commonly referred to as “late fees,” as discussed in Note 13, under the Company’s standard domestic rental policy a customer paid for the initial rental at the time the product was rented and, pursuant to the terms of the standard membership agreement, agreed to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer kept rental product beyond the initial rental period, the customer’s rental was successively continued for the same number of days and at the same price as the initial rental period, until such point as the product was returned or is purchased under the terms of the standard membership agreement.

The Company’s movie and game rental subscription programs allow customers to purchase a rental pass that permits them to rent an unlimited number of titles during a month, having up to three titles out at a time (depending on the pass), for one price during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successively continued under such terms until such time as the item is returned or is purchased under the terms of our standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of our online subscription membership agreement. Blockbuster recognizes rental revenues for the sale of these passes over the term of the related pass.

The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of DVDs to and from online customers. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, rental revenues include the full online subscription fee billed to customers and cost of rental revenues includes expenses incurred by the Company for the shipping and handling of DVDs to and from BLOCKBUSTER ONLINE customers.

Merchandise sales include the sales of new movies and games and other general merchandise, including confections. In addition, Blockbuster offers movie and game trading, pursuant to which the Company purchases used movies and game software from its customers in exchange for merchandise credit, discounts on other products and, in some stores, cash. The sales of traded product are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products sold by the Company, sales returns and allowances are minimal.

Blockbuster has agreements with certain companies that allow these companies to purchase free rental cards from Blockbuster, which can then be awarded at their discretion. Blockbuster defers revenue for the estimated number of free rental cards that will ultimately be redeemed and recognizes the amounts deferred as revenue

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as advertising expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards.

Blockbuster’s premium membership program, BLOCKBUSTER REWARDS®, is designed to enhance customer loyalty by encouraging customers to rent movies only from BLOCKBUSTER. For an annual fee, a customer can join the program and earn free movie or video game rentals. The fee, less direct costs, is recognized as revenue ratably over the membership period.

From time to time, the Company sells multiple goods and or services as a bundled package. The Company allocates revenue under such arrangements based on the fair value of each element, to the extent objectively determinable, and recognizes revenue upon delivery or consummation of the separable earnings process attributable to each element.

Franchise Fees

The Company executes franchise agreements covering retail locations, which provide the terms of the arrangement with the franchisee. The franchise agreements generally require an initial fee, an area development fee for each store opened and continuing fees based upon a percentage of sales, which are negotiated with each franchisee.

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

Sales of product to franchisees are recognized upon transfer of title to the franchisee and included in “Merchandise sales” on the Consolidated Statements of Operations. Direct costs of sales and servicing of franchise agreements are charged to the applicable expense category as incurred.

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of December 31, 2004 and 2003, $19.1 million and $12.5 million of prepaid advertising was included in “Prepaid and other current assets” on the Consolidated Balance Sheets, respectively.

During 2003, the Company modified its accounting policies surrounding cooperative advertising programs to conform to the guidance provided by EITF 02-16. EITF 02-16 requires companies to record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs as a reduction of the cost of inventory and rental library rather than as an offset to advertising costs. See additional discussion in “Merchandise Inventories” above.

Customer acquisition costs are expensed when incurred. These costs consist of the cost of commissions paid to authorized third parties for the acquisition of BLOCKBUSTER ONLINE subscribers through their respective distribution channels.

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

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the exercise of Blockbuster stock options and vesting of restricted shares only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 8.2 million, 17.8 million and 16.5 million shares of Class A common stock were outstanding as of December 31, 2004, 2003 and 2002, respectively. Additionally, 7.3 million restricted shares and restricted share units that are convertible into shares of common stock were outstanding as of December 31, 2004. Because their inclusion would be anti-dilutive, 8.2 million, 17.8 million and 0.8 million options for the years ended December 31, 2004, 2003 and 2002, respectively, and 7.3 million restricted shares for the year ended December 31, 2004 were excluded from the computation of the weighted average shares for diluted EPS. The table below presents a reconciliation of weighted average shares, in millions, used in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2004	2003	2002
Weighted average shares for basic EPS	181.2	180.1	178.6
Incremental shares for stock options	—	—	3.0

Weighted average shares for diluted EPS	181.2	180.1	181.6

Share-Based Payments

Prior to October 1, 2004, the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plans and, accordingly, did not recognize compensation expense for these plans because both Blockbuster and Viacom issue options at exercise prices equal to the market value at date of grant.

Effective January 1, 2004, Blockbuster adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

of the expense recognition provisions of FIN 28, the unearned compensation expense was amortized on a straight-line basis over the vesting period. Management believes that the use of an accelerated method of amortization is preferable because a grant of the Company’s share-based payments with graded vesting schedules is effectively a series of individual grants that vest over various periods. As such, the employee renders service from the grant date in exchange for each of the individual grants within a share-based payment. Therefore, management believes that this method more closely matches the recognition of compensation expense with the services rendered throughout the vesting period. The adoption of the expense recognition provisions of FIN 28 has been accounted for as a change in accounting principle under APB No. 20, Accounting Changes (“APB 20”). However, because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The cumulative effect of change in accounting principle was $23.1 million, net of tax, or $0.13 per share for the year ended December 31, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

Effective October 1, 2004, Blockbuster adopted SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations on an accelerated basis from the date of grant.

The following table shows Blockbuster’s net loss for the years ended December 31, 2004, 2003 and 2002, had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. The pro forma amounts shown below exclude any compensation expense resulting from Viacom’s stock option plans for periods subsequent to the completion of the Company’s divestiture from Viacom. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	2004	2003	2002
		Restated	Restated
Pro forma net loss:
Reported net loss	$(1,248.8)	$(978.7)	$(1,621.1)
Less: Total share-based employee compensation expense determined under fair value based methods, net of related tax impact(1)(2)	(13.5)	(22.2)	(22.2)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	(23.1)	—	—

Pro forma net loss(1)	$(1,285.4)	$(1,000.9)	$(1,643.3)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	2004	2003	2002
		Restated	Restated
Net loss per share:
Basic	$(6.89)	$(5.43)	$(9.08)

Basic—pro forma	$(7.09)	$(5.56)	$(9.20)

Diluted	$(6.89)	$(5.43)	$(8.93)

Diluted—pro forma	$(7.09)	$(5.56)	$(9.05)

(1)    The Company adopted SFAS 123R as of October 1, 2004; therefore, share-based compensation expense shown in the pro forma table relates to expense through September 30, 2004 while the Company was still under the disclosure only provisions of SFAS 123. Compensation expense for the fourth quarter of 2004 has been included in “Share-based compensation” in the Consolidated Statement of Operations.

(2)    The Company adopted the expense recognition provisions of FIN 28 effective January 1, 2004. Therefore, share-based compensation expense for 2004 has been recognized on an accelerated basis, while share-based compensation expense for 2003 and 2002 has been recognized on a straight-line basis.

If the expense recognition provisions of FIN 28 had been applied to share-based compensation in prior years, the Company’s pro forma share-based compensation expense, net of tax, and pro forma net loss would have been $26.9 million and $1,005.6 million, respectively, for the year ended December 31, 2003 and $28.9 million and $1,650.0 million, respectively, for the year ended December 31, 2002.

See Note 4 below for further information on share-based compensation.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations and financial condition.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception to fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its consolidated results of operations and financial condition.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Blockbuster has not yet completed evaluating the impact of the repatriation provisions, but it is estimated that the impact will not be material. Accordingly, as provided for in FSP 109-2, Blockbuster has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company expects to complete its evaluation in 2005.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2—Impairment of Goodwill and Other Long-Lived Assets

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

In completing the analysis of the fair value of Blockbuster during the fourth quarter of 2003, several events converged that led the Company to conclude that the business had incremental risks that were required to be included in the evaluation of goodwill under SFAS 142. These events included the Company’s performance during the holiday selling season, which indicated that same-store revenues for the Company’s core rental business would be more unfavorable than previously anticipated. Management believes that these changes were caused by increased competition from retail DVD and discounted retail DVD pricing by mass merchants. These trends also indicated that the strength of rental revenues in the fourth quarter had been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additional risks included implementation risks associated with the Company’s strategic initiatives and risks associated with certain of the Company’s international operations, such as increased competition, two-tiered pricing and piracy. All of these factors adversely affected Viacom’s negotiations with third parties regarding their possible disposal of their investment in the Company. All of this information was considered in finalizing the Company’s estimate of fair value for its reporting units as of December 31, 2003. Accordingly, management determined that the goodwill balance was impaired and recorded an impairment charge for both the domestic and international reporting units during the fourth quarter of 2003 totaling $1.29 billion. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom Exchange Offer and launch of the exchange offer by Viacom, Blockbuster determined that it was more likely than not that the divestiture of Blockbuster by Viacom would occur. Management believes that the divestiture is an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, and the Company performed an interim impairment test during the third quarter of 2004. The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in 2004, including (i) the accelerated decline in the in-store rental industry, (ii) accelerated investments in initiatives and other growth opportunities and (iii) increased competition in the online movie rental industry. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted and management determined that the goodwill balance was impaired as of September 30, 2004. As such, the Company recorded an impairment charge totaling $1.50 billion during the third quarter of 2004. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2004.

Subsequently, the Company performed its annual impairment test as of October 31, 2004 and updated the test for events occurring through December 31, 2004, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values.

The Company will perform its annual impairment test for 2005 during the fourth quarter, and on an interim date in 2005 should factors or indicators become apparent that would require an interim test.

During the fourth quarter of 2003 and the third quarter of 2004, in conjunction with the goodwill impairments discussed above, the Company reviewed its long-lived assets for impairment as required by SFAS 144. As a result, the Company determined that the carrying value of certain fixed assets in four international markets in the fourth quarter of 2003 and one international market in the third quarter of 2004

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

exceeded the estimated undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded impairment charges of approximately $18.5 million and $1.7 million during the fourth quarter of 2003 and the third quarter of 2004, respectively. These charges are included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the year ended December 31, 2003 and 2004.

Note 3—Goodwill and Other Intangible Assets

The following table summarizes changes in the Company’s goodwill during the years ended December 31:

	2004	2003
Balance as of January 1	$2,627.7	$3,883.5
Impairments	(1,502.7)	(1,286.4)
Acquisitions and other adjustments	13.5	30.6

Balance as of December 31	$1,138.5	$2,627.7

Intangible assets at December 31, 2004 and 2003 included intangible assets subject to amortization and intangible assets with indefinite lives, which are not amortized. Intangible assets subject to amortization at December 31, 2004 and 2003 consisted of reacquired franchise rights that are amortized on a straight-line basis over three to 20 years and selected tradenames that are amortized on a straight-line basis over five to 20 years. Amortization expense for the years ended December 31, 2004, 2003, and 2002 was $2.3 million, $2.4 million and $1.7 million, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be approximately $2.3 million per year for the years ended December 31, 2005 through December 31, 2007, $2.0 million for the year ended December 31, 2008 and $1.9 million for the year ended December 31, 2009. As acquisitions and dispositions occur in the future, these amounts may vary.

Following are the Company’s intangible assets at December 31:

	2004	2003
Gross value of intangible assets subject to amortization	$39.2	$36.8
Accumulated amortization	(6.3)	(4.0)

Intangible assets subject to amortization, net	32.9	32.8

Intangible assets with indefinite lives which are not amortized	1.6	1.6

Total intangible assets, net	$34.5	$34.4

Note 4—Stock and Share-Based Payments

The Company has one class of preferred stock and two classes of common stock. There are currently no shares of the Company’s preferred stock issued or outstanding. The Company’s class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. The Company’s class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On July 15, 1999, Blockbuster’s sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of its employees, directors and advisors. An aggregate of 25.0 million shares of class A common stock was originally reserved for issuance under the Plan, which provides for the grant of share-based incentive awards, including stock options to purchase shares of class A common stock, stock appreciation rights that may be settled in cash and/or shares of class A common stock or other securities of the Company, restricted shares of class A common stock,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

unrestricted shares of class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of class A common stock or of a share of class B common stock or a weighted value average of the fair market value of a share of class A common stock or class B common stock) and/or class A common stock and phantom shares. The purpose of the 1999 Plan is to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster; and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. On July 20, 2004, Blockbuster’s stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date the “2004 Plan”). An aggregate of 20.0 million shares of class A common stock was reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted subsequent to 1999 generally vest over a three-year or four-year period from the date of grant and generally expire ten years after the date of grant. Restricted shares and restricted share units granted in 2004, excluding restricted share units granted to Mr. Antioco and restricted shares and restricted share units granted in the Stock Options Exchange Offer discussed below, vest over a three-year period from the date of grant.

The Company’s policy is to issue new shares of common stock upon exercise of employee stock options or for grants of restricted shares.

Pursuant to the terms of the 1999 Plan, the committee of Blockbuster’s Board of Directors that is authorized to administer the 1999 Plan (the “Compensation Committee”) is required to make appropriate adjustments to the terms of outstanding awards granted under the 1999 Plan, as well as the maximum number of shares that may be subject to awards under such plan, in the event of certain dividends or distributions or other specified transactions including cash dividends that the Compensation Committee determines are not in the ordinary course of business. As discussed above in Note 1, in light of the Special Distribution, the Compensation Committee approved adjustments to the Company’s outstanding stock options to provide for a pro rata increase to the number of outstanding stock options and a pro rata decrease in the related exercise price. In addition, the Compensation Committee made a corresponding adjustment to the number of shares that could be subject to awards under the 1999 Plan. These adjustments resulted in an increase of 10.3 million outstanding stock options at the date of adjustment and a total of 40.3 million shares of class A common stock being reserved for issuance under the 1999 Plan, less any shares previously issued or subject to outstanding awards. These adjustments did not impact the Company’s results of operations.

As discussed in Note 1 above, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004 and SFAS 123R as of October 1, 2004. As a result of the adoption of SFAS 123R and the expense recognition provisions of FIN 28, compensation expense has been recognized on an accelerated basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations beginning on October 1, 2004.

Subsequent to completion of the Viacom Exchange Offer in October 2004, the Compensation Committee approved a plan to offer to substantially all Blockbuster employees who held options to purchase shares of Blockbuster Inc. class A common stock on November 9, 2004, the opportunity, at each option holder’s election, to exchange all, but not less than all, of their options for (i) restricted shares of Blockbuster Inc. class A common stock, (ii) restricted share units settleable in Blockbuster Inc. class A common stock or, in certain instances, (iii) cash (the “Stock Options Exchange Offer”). The consideration that each employee was eligible to receive in the Stock Options Exchange Offer was determined based on (i) such employee’s country of residence and the tax laws that applied to each such employee and (ii) the number of outstanding options each such employee held. The Stock Options Exchange Offer expired in December 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As a result of the Stock Options Exchange Offer, approximately 19.9 million options were exchanged for approximately 7.5 million restricted shares or restricted share units. Under SFAS 123R, this exchange resulted in a modification to all previously outstanding stock options that were exchanged for restricted shares or restricted share units. In substance, the Company purchased the original instruments by issuing new instruments. SFAS 123R requires the Company to recognize any additional compensation expense resulting from the excess of the fair value of the modified award over the fair value of the original award as calculated immediately before its terms are modified. Based upon the Company’s analysis, the fair value of the modified award (i.e., the restricted share or restricted share unit), was less than the fair value of the original award, or stock option, in all instances. Therefore, no additional compensation was recognized as a result of the exchange. The restricted shares and restricted share units granted in the Stock Options Exchange Offer vest in three installments over a two-year vesting period, which began in December 2004. In accordance with the provisions of SFAS 123R, the remaining measured but unrecognized compensation expense of the original stock option, as determined using the fair value at the grant date, will be recognized based upon the accelerated expense recognition provisions of FIN 28 over the vesting period of the restricted shares or restricted share units. For the year ended December 31, 2004, the Company recognized approximately $7.2 million of compensation expense related to options exchanged for restricted shares and restricted share units.

The Company also paid approximately $2.3 million in cash in exchange for approximately 0.9 million stock options as stipulated by the Stock Options Exchange Offer, the amount of which was recorded to additional paid-in-capital during 2004. SFAS 123R states that the exchange of an unvested stock option for cash has, in effect, modified the requisite service period and thus the amount of compensation cost as measured at the grant date and not yet recognized must be recognized at the date of exchange. As such, the Company recognized compensation expense of approximately $1.3 million related to measured but unrecognized compensation expense for options exchanged for cash during the year ended December 31, 2004. Furthermore, SFAS 123R requires the Company to recognize additional compensation expense equal to the excess of the cash price over the fair value of the instruments exchanged. Based upon the Company’s analysis, the fair value of the original award at the date of exchange was greater than the cash price in all instances; therefore, there no additional compensation expense was recognized.

Approximately 3.8 million stock options were not tendered to be exchanged for cash, restricted shares or restricted share units as part of the Stock Options Exchange Offer. The Company continues to recognize compensation expense for these stock options in the Statements of Operations based on the award’s fair value on the date of grant and original vesting terms. For the year ended December 31, 2004, the Company recognized approximately $0.2 million of compensation expense related to options not tendered for exchange in the Stock Options Exchange Offer.

During the fourth quarter of 2004, Blockbuster entered into a new employment agreement with its chairman and chief executive officer, Mr. John F. Antioco. In connection with this agreement, Mr. Antioco was granted approximately 1.7 million restricted share units, which vest annually in two equal installments beginning in the fourth quarter of 2006, and an aggregate of 5.0 million options to purchase Blockbuster class A common stock, which vest annually in three equal installments beginning in the fourth quarter of 2005. Subject to the vesting provisions in the employment agreement, the restricted share units are payable in cash upon termination of Mr. Antioco’s employment, including “Good Reason Termination,” as defined in the employment agreement. As a result, the restricted share units have been accounted for as a liability under the terms of SFAS 123R. The liability will be remeasured at fair value at each reporting period until settlement. The Company recognized compensation expense and recorded a liability of $1.4 million related to Mr. Antioco’s restricted shares units during 2004. The liability has been included in “Accrued expenses” on the Consolidated Balance Sheets. For the year ended December 31, 2004, the Company recognized approximately $1.7 million of share-based compensation expense related to Mr. Antioco’s stock options granted in the fourth quarter of 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As required by SFAS 123R, during the fourth quarter of 2004, the Company also recognized $4.4 million of share-based compensation expense for options outstanding prior to consummation of the Stock Options Exchange Offer. The Company granted an additional 2.3 million restricted shares in the fourth quarter of 2004 to certain employees and recognized approximately $0.4 million of compensation expense related to these share-based payments.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected dividend yield(a)	1.0%	0.5%	0.4%
Expected stock price volatility(b)	70.0%	60.0%	60.0%
Risk-free interest rate(c)	3.5%	3.9%	4.4%
Expected life of options (years)(d)	5.0	7.0	7.0

(a)	The current intention of the Blockbuster Board of Directors is to pay cash dividends of $0.02 per share each quarter on Blockbuster’s common stock. Excludes the Special Distribution as noted above in Note 1.
(b)	Expected volatility is based on the weekly historical volatility of our stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plan:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2001	15,411,644	$14.90
Granted	5,135,379	19.81
Exercised	(2,790,719)	14.06
Cancelled	(1,208,050)	15.39

Balance at December 31, 2002	16,548,254	$16.53
Granted	4,122,840	15.69
Exercised	(1,260,297)	14.34
Cancelled	(1,563,288)	16.74

Balance at December 31, 2003	17,847,509	$16.47
Granted	5,102,600	8.59
Adjustment for Special Distribution(1)	10,294,060	—
Exercised(1)	(245,357)	12.04
Cancelled(1)	(4,055,561)	11.66
Exchanged in Stock Options Exchange Offer	(20,788,825)	10.23

Balance at December 31, 2004	8,154,426	$8.91

(1)	As discussed in Note 1, in light of the Special Distribution and in order to preserve, but not increase, the intrinsic value of stock options held by Blockbuster optionees, during the third quarter of 2004, the Company adjusted its outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise prices. The information presented above reflects these pro rata adjustments for all option activity subsequent to the date of the adjustment.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes information concerning stock options issued to Blockbuster employees and directors that are vested or are expected to vest and stock options exercisable as of December 31, 2004:

	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	7,916,620	8.7	$8.85	$8,396,629
Exercisable	1,963,336	6.1	$9.73	$1,252,203

The weighted-average fair value of each option granted, as of the grant date, was $4.66, $9.44 and $12.13 in 2004, 2003 and 2002, respectively. The total fair value of options that vested during the years ended December 31, 2004, 2003 and 2002 was $39.1 million, $26.1 million and $26.4 million, respectively. For the years ended December 31, 2004, 2003 and 2002, the total intrinsic value of options exercised was approximately $1.0 million, $6.9 million and $29.4 million, respectively. As of December 31, 2004, there was approximately $27.8 million of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2004, 2003 and 2002, was $2.8 million, $18.1 million and $39.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $5.1 million, $2.7 million and $11.5 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

As of December 31, 2004, 2003 and 2002, there were approximately 6.2 million, 11.8 million and 12.4 million unvested options outstanding, respectively.

A summary of the status of the Company’s restricted shares and restricted share units as of December 31, 2004 and changes during the year ended December 31, 2004 is presented below:

	Shares and Units Outstanding(1)	Weighted-Average Fair Value at Date of Grant
Restricted shares and units at January 1, 2004	—	$—
Restricted shares and units granted in exchange for options	7,475,299	5.80
Granted	4,068,972	8.78
Vested	(2,493,930)	5.80

Restricted shares and units at December 31, 2004	9,050,341	$7.14

(1)	Includes approximately 1.7 million restricted share units that are payable in cash upon vesting and, therefore, are accounted for as a liability on the Consolidated Balance Sheets.

As of December 31, 2004, there was approximately $146.0 million of unrecognized compensation cost related to restricted share and restricted share unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2004 was approximately $14.5 million.

Viacom’s Long-Term Incentive Plan

During 2002 and 2003, certain of the Company’s employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity- based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vest over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during 2004.

On May 17, 2004, the Viacom Compensation Committee agreed, subject to completion of the Viacom Exchange Offer, to extend the life of selected stock options to purchase Viacom stock granted to Blockbuster executives. Such options were extended to the fourth anniversary of the date of the Committee’s action, provided that (i) the applicable executives remain actively employed by Blockbuster and (ii) the applicable executives are subject to employment agreements that contain non-competition provisions in favor of Blockbuster. In addition, all unvested options for Viacom common stock automatically vested upon the Company’s divestiture from Viacom, which occurred on October 17, 2004. As a result of the acceleration of Viacom options, Blockbuster recorded a compensation charge of approximately $1.7 million in the fourth quarter ended December 31, 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Expected dividend yield(a)	—	—
Expected stock price volatility	39.6%	36.9%
Risk-free interest rate	3.6%	4.9%
Expected life of options (years)	6.7	6.7

(a)	Viacom declared cash dividends on its common stock during the third and fourth quarters of 2003, however, this was subsequent to the grant of options to the Company’s employees, which occurred in January 2003 and, therefore, was not considered in the valuation of stock options. Viacom did not declare any cash dividends on common stock for 2002.

The weighted-average fair value of each option as of the grant date was $18.32 and $18.62 in 2003 and 2002, respectively.

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2001	2,334,389	$27.17
Granted	135,000	39.50
Exercised	(502,583)	16.29
Cancelled	(61,122)	35.25

Balance at December 31, 2002	1,905,684	$30.66
Granted	140,000	39.33
Exercised	(331,176)	17.92
Cancelled	(20,252)	25.05

Balance at December 31, 2003	1,694,256	$33.93
Granted	—	—
Exercised	(259,808)	15.85
Cancelled	(47,140)	42.88

Balance at December 31, 2004	1,387,308	$37.01

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes information concerning currently outstanding and exercisable Viacom stock options held by Blockbuster employees at December 31, 2004:

	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding and Exercisable	1,387,308	2.7	$37.01	$5,177,657

Note 5—Accrued Expenses

The Company’s accrued expenses consist of the following:

	At December 31,
	2004	2003
Accrued compensation	$145.1	$141.6
Accrued revenue-sharing	90.0	87.8
Accrued gift card liability	154.0	146.8
Accrued taxes other than income taxes	67.2	63.5
Deferred revenue	81.8	62.3
Accrued insurance	26.2	12.2
Accrued interest	13.0	0.1
Other	120.0	95.9

	$697.3	$610.2

Note 6—Related Party Transactions

Prior to our divestiture from Viacom on October 13, 2004, our primary related party transactions were with Viacom, and included, among others, arrangements providing insurance, audit, legal and other services, purchases from companies owned by or affiliated with Viacom and tax related agreements, as discussed below. Amounts disclosed below for related party transactions with Viacom for the year ended December 31, 2004 reflect activity through the date of the divestiture.

Effective with Blockbuster’s initial public offering in 1999, Blockbuster and Viacom entered into a transition services agreement whereby Viacom provided the Company with accounting, management information systems, legal, financial, tax and other services. The Company agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The charges for these services prior to the Viacom Exchange Offer were $1.4 million for the year ended December 31, 2004 and $1.8 million for each of the years ended December 31, 2003 and 2002.

Viacom paid insurance premiums on behalf of the Company for certain of the Company’s property, life and directors’ and officers’ insurance policies. Insurance expense related to the Company’s reimbursements to Viacom for these policies was $5.8 million, $5.4 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is reflected as a component of general and administrative expenses in the Consolidated Statements of Operations. In addition, Viacom paid audit fees on the Company’s behalf in 2004, 2003 and 2002 and began paying certain legal expenses on the Company’s behalf in 2003. Total expenses related to the Company’s reimbursements to Viacom for these amounts were $8.0 million, $5.7 million and $1.1 million

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

for the years ended December 31, 2004, 2003 and 2002 and are reflected as a component of the Company’s general and administrative expenses in the Consolidated Statements of Operations.

The Company, through the normal course of business, has been involved in transactions with companies owned by or affiliated with Viacom. The Company purchased certain VHS tapes and DVDs for rental and sale directly from Paramount Pictures Corporation (“Paramount”) and Showtime Networks, Inc. (“Showtime”), subsidiaries of Viacom. Total purchases from Paramount were $57.3 million, $103.8 million and $139.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total purchases from Showtime were $1.8 million, $2.3 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also purchased certain home video games from Midway Games, Inc. (“Midway”), a related party of Viacom. Total amounts paid for purchases from Midway were $6.8 million, $4.7 million and $12.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, some studios allow the Company to direct a portion of their home video advertising expenditures. The Company received $0.2 million, $2.2 million and $4.1 million from Paramount in 2004, 2003 and 2002, respectively, related to this arrangement. During 2002, these amounts were recorded as reductions to the Company’s advertising expenses during the periods presented, as they reflected reimbursements of costs actually incurred. During 2003, these amounts were recognized as either a reduction of actual costs incurred or a reduction to cost of sales pursuant to EITF 02-16 as discussed in Note 1.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets, including Viacom affiliates, which have historically been offered an opportunity of first refusal. During the years ended December 31, 2004, 2003 and 2002 approximately $8.8 million, $17.6 million and $68.7 million, respectively, of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates, while a related party of the Company, as a percent of the Company’s total advertising expenses for the years ended December 31, 2004, 2003 and 2002 were approximately 3%, 10% and 28%, respectively.

In conjunction with the sale by Viacom of Blockbuster Music stores (“Music”) to Wherehouse Entertainment, Inc. (“Wherehouse”), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $9.1 million remains in current liabilities at December 31, 2004.

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Blockbuster Credit Agreement. The interest rate swaps with Viacom matured during the first and third quarters of 2003. See Note 7 for further details on these interest rate swaps.

The Company and Viacom entered into a tax matters agreement that provided that subsequent to the closing of the Company’s initial public offering on August 16, 1999 the Company would continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, until such time at which Viacom no longer owned at least 80% of the total voting power of the Company’s stock, and 80% of the total value of the Company’s stock. See Note 8 for further details on the tax matters agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated Initial Public Offering and Split-Off Agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit (the “Viacom Letters of Credit”), at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before the Company’s August 1999 initial public offering. In conjunction with this agreement, the Company recognized a $7.0 million capital contribution during the third quarter of 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with the Company’s new $1,150.0 million senior secured credit facility, which is discussed in Note 7 below.

Blockbuster and Viacom also entered into an amended and restated transition services agreement for services to be provided subsequent to the completion of the divestiture from Viacom. Pursuant to the amended and restated transition services agreement, Viacom provided Blockbuster with agreed-upon audit and control, intellectual property, legal and tax services and employee benefit plan and insurance administration from completion of the Viacom Exchange Offer through December 2004 in exchange for Blockbuster’s payment of $150,000 per month and Blockbuster’s reimbursement to Viacom for its out-of-pocket costs and expenses.

As of December 31, 2004, the Company’s net receivable from Viacom in conjunction with these and other related divestiture agreements totaled $2.6 million, which has been included in “Receivable from Viacom, net” on the Consolidated Balance Sheets.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 7—Credit Agreement and Other Debt

On June 21, 1999, the Company entered into a $1.9 billion unsecured credit agreement (the “Old Credit Agreement”) with a syndicate of banks. The Old Credit Agreement was initially comprised of a $700.0 million long-term revolver due July 1, 2004; a $600.0 million term loan due in quarterly installments ending July 1, 2004; and a $600.0 million short-term revolver, which was fully paid down during 2000. The repayment of the short-term revolver permanently reduced the borrowing capacity under the Old Credit Agreement from $1.9 billion to $1.3 billion. Effective May 7, 2002, the Company permanently reduced the banks’ commitment under the long-term revolver from $700.0 million to $600.0 million.

On July 1, 2004, the Old Credit Agreement which, at that time, consisted of a $600.0 million long-term revolver and $50.0 million remaining under a term loan, was scheduled to mature. On that date, the Company extended the old $600.0 million revolver through the earlier of the Company’s entrance into a new credit facility or December 31, 2004, and reduced the available borrowing capacity under the revolver to $300.0 million. Pursuant to the extension agreement, on July 1, 2004, the Company also refinanced the remaining $50.0 million outstanding under the old term loan with borrowings under the extended revolving line of credit.

On August 20, 2004, the Company entered into a new $1,150.0 million senior secured credit facility (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities provide for three facilities: (i) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $150.0 million is reserved for

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

the issuance, at Viacom’s expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”). Under this arrangement and also on August 20, 2004, the Company’s Old Credit Agreement expired and the Company refinanced the $50.0 million outstanding under the Old Credit Agreement with borrowings from the Revolving Credit Facility under the Credit Facilities. The Credit Facilities are secured by pledges of the stock of all of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s international subsidiaries and is guaranteed by the domestic subsidiaries of the Company.

Also on August 20, 2004, the Company issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The proceeds from the Senior Subordinated Notes, together with the proceeds from the Credit Facilities, were used (i) to fund the payment of the Special Distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the Special Distribution; (iii) to repay amounts outstanding under the Old Credit Agreement; and (iv) for working capital and other general corporate purposes. In conjunction with the Credit Facilities and the Senior Subordinated Notes, the Company incurred debt financing costs totaling $18.7 million during 2004, of which $6.9 million was reimbursed from Viacom in the fourth quarter. These costs are included in Other Assets on the Consolidated Balance Sheets and will be amortized to interest expense over the terms of the related debt.

As of December 31, 2004, $100.0 million of borrowings were outstanding under the Revolving Credit Facility and $650.0 million was outstanding under the term loan facilities of the Credit Facilities. The available borrowing capacity, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $28.6 million reserved to support other letters of credit, totaled $221.4 million at December 31, 2004. Borrowings under the Credit Facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at December 31, 2004 for borrowings under the Credit Facilities was 4.8%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the Revolving Credit Facility, and participation and fronting fees are also incurred on letters of credit.

The borrowing availability under the Revolving Credit Facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will terminate in full in August 2009. Beginning in 2005, the Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance beginning October 2005 through July 2008, and 13.75% beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance beginning October 2005 through July 2008, 2.5% beginning October 2008 through July 2010 and 19.25% beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow.

As of December 31, 2004, $300.0 million of principal was outstanding under the Senior Subordinated Notes. The Senior Subordinated Notes mature on September 1, 2012. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year, with the first interest payment being due on March 1, 2005. The Company may redeem all or a portion of the Senior Subordinated Notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to the principal amount of the Senior Subordinated Notes plus an applicable “make whole” premium and accrued

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings at certain redemption prices.

Under a registration rights agreement as part of the offering of the Senior Subordinated Notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the Senior Subordinated Notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the Senior Subordinated Notes is not available or cannot be completed or some holders of Senior Subordinated Notes are not able to participate in the exchange offer for the Senior Subordinated Notes, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the Senior Subordinated Notes under the Securities Act. If this exchange offer for the Senior Subordinated Notes is not completed or, if required, the shelf registration statement is not declared effective on or before May 17, 2005, the Company will be required to pay additional interest on the Senior Subordinated Notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or the shelf registration statement is declared effective.

The Credit Facilities and the Senior Subordinated Notes contain certain restrictive covenants, which, among other things, limit the payment of dividends, repurchase of the Company’s common stock or other distributions and also require compliance with certain financial covenants with respect to a maximum leverage ratio and a minimum fixed charge coverage ratio. At December 31, 2004, the Company was in compliance with all debt covenants.

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

The Company entered into two additional lines of credit with banks for an aggregate of $75.0 million in the fourth quarter of 1999. The borrowing capacity under these lines was reduced to $45.0 million in 2002. Both of these lines expired during 2004. The Company also has additional lines of credit that were previously held by its joint venture in Italy, which the Company purchased in the fourth quarter of 2002. These lines of credit carried interest rates ranging from 0.5% to 1.1% over EURIBOR and an aggregate borrowing capacity of approximately 19.0 million Euro (or approximately $23.9 million as of December 31, 2003). There was $21.2 million outstanding under these lines of credit at December 31, 2003. These lines were repaid and cancelled during 2004.

In April 2000, the Company borrowed $26.5 million in order to finance the purchase of certain equipment. The financing bears interest at 8.0%, is payable in monthly installments through April 2005, and is secured by a

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

lien on the equipment. The Company had $0.7 million and $3.6 million outstanding under this financing at December 31, 2004 and 2003, respectively.

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At December 31,
	2004	2003
Old Credit Agreement:
Term loan, interest rate of 2.4% at December 31, 2003 and repaid in 2004	$—	$100.0
Credit Facilities:
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	3.7	—
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	1.4	—
Current maturities of all other obligations	0.7	24.1

Total current portion of long-term debt	5.8	124.1
Current portion of capital lease obligations	19.7	20.7

	$25.5	$144.8

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At December 31,
	2004	2003
Equipment term loan, interest rate of 8.0% payable monthly through April 2005, secured by certain equipment	$—	$0.7
Credit Facilities:
Revolving credit facility, interest rate of 4.5% at December 31, 2004	100.0	—
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	96.3	—
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	548.6	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—

Total long-term debt, less current portion	$1,044.9	0.7
Capital lease obligations, less current portion	74.8	74.4

	$1,119.7	$75.1

The scheduled maturities on the Company’s debt are as follows:

2005	$5.8
2006	20.5
2007	20.5
2008	42.9
2009	196.3
2010 and thereafter	764.7

Total	$1,050.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Interest expense related to capital leases was $9.5 million, $10.3 million and $11.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 9 for further information regarding capital lease obligations.

Note 8—Income Taxes

Prior to September 30, 2004, the Company was included in consolidated federal, state and local income tax returns filed by Viacom. On September 30, 2004, Blockbuster ceased to be a member of the Viacom consolidated tax group due to Viacom’s ownership of Blockbuster decreasing below 80% of the total value of the Company’s stock. The tax benefit (provision) reflected in the Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

The Company and Viacom entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999 and prior to September 30, 2004, the Company would be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity in the Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, the Company is solely responsible for all tax adjustments to the Company’s federal and state returns. All periods subsequent to May 5, 2000 are open for audit.

The IRS recently concluded its audits of the tax years ending December 31, 1997 through May 4, 2000, resulting in a net benefit for 2004 of $37.1 million. In addition, the Company maintains tax contingency reserves for tax positions that may not be resolved favorably in audit. The tax contingency reserves are reflected in other non-current liabilities.

With respect to tax attributes such as net operating losses, tax credits and capital losses that occurred prior to September 30, 2004, the Company had the right of reimbursement or offset, which was determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used by the Company. As of December 31, 2004 the Company has foreign tax credit carryfowards of $9.9 million included in other non-current assets that will be reimbursed by Viacom when the Company can utilize the credits outside of the Viacom group. The Company believes that it will be able to utilize all of the foreign tax credits prior to their expiration. Included in the “Receivable from Viacom” balance in the accompanying Consolidated Balance Sheets are income tax receivables of $0.1 million and $7.9 million as of December 31, 2004 and 2003, respectively.

The Company’s tax effected net operating loss carryforwards of $84.3 million at December 31, 2004 are primarily attributable to $49.7 million of domestic net operating loss carryforwards and $34.6 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain restrictions and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

limitations in accordance with domestic and foreign tax laws. The tax matters agreement dated August 16, 1999 between the Company and Viacom required the Company to surrender all or a portion of its United Kingdom tax loss carryovers generated by the Company to Viacom upon request without compensation. During the third quarter of 2002, Viacom notified the Company that the conditions pursuant to which Viacom would require the Company to surrender the losses were no longer applicable and, therefore, Viacom would not request the Company to surrender its United Kingdom tax loss carryovers. Accordingly, during 2002, the Company reduced the deferred tax asset valuation allowance by $8.7 million as it was more likely than not that these deferred tax assets would be utilized by the Company in the future. The Company has provided a valuation allowance for deferred tax assets in certain foreign jurisdictions in the Company’s 2004, 2003 and 2002 tax provisions as it is currently more likely than not that the tax benefits will not be realized. Of the total tax effected net operating loss carryforwards, $80.4 million will expire between 2004 and 2024, and $3.9 million has no expiration. The Company is permanently reinvested with respect to the unremitted earnings of its foreign subsidiaries. It is not practicable to estimate the tax effects of repatriating the unremitted earnings of the Company’s foreign subsidiaries.

Income (loss) before income taxes is attributable to the following jurisdictions:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
United States	$(1,172.4)	$(523.9)	$263.3
Foreign	(113.7)	(343.2)	41.9

Total	$(1,286.1)	$(867.1)	$305.2

Components of the income tax benefit (provision) are as follows:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Current:
Federal	$(24.7)	$(109.1)	$(75.4)
State and local	(1.3)	(23.2)	(11.8)
Foreign	(16.7)	(10.6)	(4.0)

	(42.7)	(142.9)	(91.2)
Deferred	80.0	36.4	(15.9)

Total	$37.3	$(106.5)	$(107.1)

In 2004 and 2003, $0.3 million and $2.7 million, respectively, of income tax benefit was recorded as a component of stockholders’ equity as a result of exercised stock options. In addition, $4.8 million of income tax benefit was recorded as a component of stockholders’ equity as a result of restricted shares that vested in 2004.

Income (loss) accounted for under the equity method of accounting is shown net of tax in the Consolidated Statements of Operations. Included in equity in net income (loss) of affiliated companies of $(0.7) million in 2003 and $(2.2) million in 2002 are tax benefits of $0.3 million for 2003 and $1.6 million for 2002.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on income (loss) before income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Statutory U.S. tax benefit (provision)	35.0%	35.0%	(35.0)%
Non-deductible portion of goodwill amortization/impairment	(38.9)	(51.1)	—
State and local taxes, net of federal tax benefit	3.9	3.8	(4.9)
Effect of foreign operations	(1.3)	0.4	2.4
Audit resolution	2.9	—	—
Foreign valuation allowance (increase) decrease	1.1	(0.9)	3.0
Other, net	0.2	0.5	(0.6)

Tax benefit (provision)	2.9%	(12.3)%	(35.1)%

The following is a summary of the deferred tax accounts in accordance with SFAS No. 109, Accounting for Income Taxes:

	At December 31,
	2004	2003
		Restated
Deferred tax assets:
Reserves and accrued liabilities	$20.2	$15.4
Book-tax basis differences in long-lived assets	7.3	7.3
Book-tax differences in rental library and other assets	3.2	—
Net operating loss carryforwards	84.3	60.0

Total deferred tax assets	115.0	82.7
Less valuation allowance	(28.0)	(42.7)

Net deferred tax assets	87.0	40.0

Deferred tax liabilities:
Deferred expenses	(4.8)	(3.3)
Book-tax differences in rental library and other assets	—	(49.3)

Total deferred tax liabilities	(4.8)	(52.6)

Total net deferred tax asset (liability)	$82.2	$(12.6)

Note 9—Commitments and Contingencies

The Company has long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

At December 31, 2004, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2005	$583.0	$27.4
2006	490.7	21.6
2007	398.8	15.9
2008	294.4	13.9
2009	194.1	11.8
2010 and thereafter	566.6	36.7

Total minimum lease payments	$2,527.6	127.3

Less amount representing interest		32.8

Present value of minimum payments		$94.5

Rent expense was $618.4 million, $570.1 million (as restated) and $539.2 million (as restated) for the years ended December 31, 2004, 2003 and 2002, respectively. Subtenant rental income was $15.1 million, $12.7 million and $12.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $61.1 million.

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse Entertainment, Inc. (“Wherehouse”). Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with its initial public offering, the Company entered into an Initial Public Offering and Split-Off Agreement with Viacom, pursuant to which Blockbuster agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available in connection with the Wherehouse bankruptcy, the Company estimated that it was contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guarantee obligation at that time. During 2004 and 2003, the Company paid approximately $3.4 million and $8.2 million associated with the lease guarantee obligation. In addition, during the fourth quarters of 2004 and 2003, Blockbuster reduced its reserve by $0.3 million and $2.6 million, respectively, resulting in a remaining reserve balance of $4.2 million at December 31, 2004, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes to existing information.

In March 2001, after a series of judicial rulings, three individuals remained as plaintiffs in a complaint filed in the United States District Court for the Western District of Texas against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. They asserted, among other things, that Blockbuster, Viacom and the studios conspired to fix the prices of videos to retailers and distributors, engaged in discriminatory pricing and conspired to restrain competition. They were seeking treble damages for themselves and injunctive relief under both federal and California state law. In July 2002, judgment was entered in favor of Blockbuster and the other defendants. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals. In August 2003, the Fifth Circuit Court of Appeals affirmed the federal court judgment. The Supreme Court of the United States refused plaintiffs’ petition for writ of certiorari in March 2004. In January 2001, a similar complaint was filed in Superior Court of California, Los Angeles County, by over 200 individual plaintiffs

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

seeking class certification and monetary damages against Blockbuster and the same defendants. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. The plaintiffs have appealed the California state court denial of class certification, as well as the dismissal of all claims. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. Blockbuster believes the plaintiffs’ positions in both actions are without merit and intends to continue to vigorously defend itself in each litigation.

Blockbuster currently is a defendant in 14 lawsuits filed by customers in 10 states and the District of Columbia between February 1999 and April 2001. These putative class action lawsuits allege common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental product beyond the initial rental term. Some of the cases also allege that these policies impose unlawful penalties and result in unjust enrichment. Blockbuster currently is also a defendant in three similar lawsuits filed by customers in Canada between July 2001 and July 2002. In January 2002, a Texas court entered a final judgment approving a national class settlement, which included settlements in 11 of the 14 pending putative class action lawsuits. Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. In December 2002, the Texas court granted Blockbuster’s application for a permanent injunction and motion for declaratory relief and entered orders (i) confirming a broad scope of release, (ii) barring the settlement class members from challenging Blockbuster’s past and present extended viewing fee policies in any other litigation, and (iii) enjoining the settlement class members and anyone acting on their behalf, including their lawyers, from prosecuting claims on their behalf in the Illinois litigation discussed below. Two parties appealed to the Beaumont Court of Appeals objecting to the settlement and, in July 2003, the Beaumont Court of Appeals approved the settlement and remanded one issue back to the trial court to address the language in the settlement agreement as to a segment of the class and to determine if the appealing attorneys are entitled to any attorney’s fees with respect to that one issue. In January 2005 the trial court approved an addendum clarifying the language of the settlement agreement and entered an order resolving the remand issue. An agreement on attorney’s fees with respect to the remand issue was reached by plaintiffs’ attorneys with no payment by Blockbuster. One objecting party appealed the Texas court orders barring further litigation and confirming the broad scope of release and, in February 2004, the Beaumont Court of Appeals affirmed the trial court’s December 2002 orders confirming the broad scope of release and enjoining class members from prosecuting claims in Illinois. The Texas Supreme Court refused to hear the objecting parties’ appeals. In February 2002, on the basis of the Texas settlement, Blockbuster filed a motion to dismiss the pending Illinois litigation in which a provisional order had been entered in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. Blockbuster also filed a motion to compel arbitration as to some of the putative class members in the Illinois litigation. In September 2002, the Illinois state court judge denied the motion to dismiss and in August 2003 refused to compel arbitration. Blockbuster filed an interlocutory appeal in Illinois of the trial court’s denial of the motion to compel arbitration. On June 30, 2004, the Illinois Court of Appeals affirmed the trial court’s denial of the motion to compel on the grounds that the arbitration issue was not ripe (i) as no named plaintiff alleged a claim subject to the arbitration agreement and (ii) as no class was certified in the case there were no class members before the court who had signed an arbitration agreement. The case has been remanded to the trial court. In June 2002, in another Illinois case, a federal judge dismissed litigation because of the Texas settlement, and in July 2002, a California state court judge also ruled that the class claim allegations should be dismissed because of the Texas

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

settlement. In March 2003, a California state court judge ruled in favor of Blockbuster on the merits and granted summary judgment on all claims in a case that is not a putative class action, and the California Court of Appeals affirmed the summary judgment in February 2004, and (i) determined that neither the past or present extended viewing fee policies were unconscionable as a matter of law, (ii) found no breach and no penalty as a matter of law, and (iii) declined to “engage in judicial price regulation.” Blockbuster believes the plaintiffs’ positions in these cases are without merit and, if the settlement reached in Texas is not finally approved, Blockbuster intends to vigorously defend itself in any litigation. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit, and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On December 31, 2002, Buena Vista Home Entertainment, Inc. filed a complaint in United States District Court for the Central District of California claiming that Blockbuster had breached the revenue-sharing agreement between the two parties. Buena Vista claimed damages in excess of $120 million. Blockbuster answered and asserted counterclaims for reformation and breach of contract. The parties arbitrated their disputes and settled all claims regarding the revenue-sharing agreement. In connection with the settlement, Blockbuster accrued $18 million, of which $12 million was recorded in 2004. The federal court lawsuit has been dismissed with prejudice.

In March 2003, Elizabeth French filed a stockholder derivative action in Texas state court naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the claim is for breach of fiduciary duties and identifies the relevant time period as April 26, 2002 to May 17, 2002. In April 2003, Mark Rabin filed a stockholder derivative action in Texas state court, naming certain directors and officers of Blockbuster as individual defendants and Blockbuster as a nominal defendant. In this derivative action, the plaintiff made substantially similar claims as made in the French action, and the relevant time period was identified as April 2002 to the present. The French and Rabin cases were consolidated into one action in Texas state court styled In re Blockbuster Inc. Derivative Litigation. On October 21, 2004, the state court granted Blockbuster’s special exceptions and plaintiffs subsequently dismissed their complaint.

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who are also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the then-anticipated transaction. Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

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

On July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claims that she, and other store managers, were improperly classified as exempt employees and thus are owed overtime payments under the FLSA. Plaintiffs seek recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorneys fees. On March 14, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

In January 2005, Blockbuster received inquiries from several state attorneys general, and received notices that certain other state attorneys general were commencing investigations, to determine the compliance by Blockbuster with applicable laws in connection with its “end of late fees” program as discussed in Note 13. While Blockbuster believes that the advertisement of the program was conducted in compliance with applicable laws, on March 29, 2005, Blockbuster entered into an Assurance of Voluntary Compliance (“AVC”) with 47 states and the District of Columbia. The AVC is not an admission of any legal violation by Blockbuster. Under the terms of the AVC, Blockbuster agreed to (i) provide certain refunds, store credit, or rental coupons to certain classes of customers; (ii) include additional information about the “end of late fees” program in participating stores as well as in any future advertising of the program and (iii) reimburse the states for their costs associated with the matter.

On February 18, 2005, Peter C. Harvey, New Jersey attorney general, filed a lawsuit against Blockbuster in Superior Court of New Jersey asserting that Blockbuster’s advertisement of its “end of late fees” program violated the New Jersey consumer fraud statute. Blockbuster removed the case to U.S. District Court of New Jersey. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On February 22, 2005, Thomas Tallarino filed a putative class action in Superior Court of California, Los Angeles County, alleging that Blockbuster’s “end of late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York, and on February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. These two New York suits allege breach of contract, unjust enrichment and that Blockbuster’s “end of late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. Blockbuster removed the Lustberg case to U.S. District Court, Eastern District of New York. On March 4, 2005, Ronit Yeroushalmi filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “end of late fees” program constitutes fraud and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit also alleges unjust enrichment and seeks compensatory and punitive damages, injunctive relief and other equitable remedies. Also on March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “end of late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster believes each of these claims is without merit and intends to vigorously defend itself.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Blockbuster is subject to various other legal proceedings in the course of conducting its business, including its business as a franchisor. Although Blockbuster believes that these proceedings are not likely to result in judgments that will have a material adverse effect on its business, Blockbuster cannot predict the impact of future developments affecting its outstanding claims and litigation.

Note 10—401(k) Savings Plan

Effective May 1, 1999, the Company established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis, with the Company matching some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Employee contributions are forwarded to the Plan administrator and invested in various funds, including the Company’s class A and class B common stock, at the discretion of the employee. Company matching contributions are initially invested in Blockbuster’s class A common stock and can be reallocated at the sole discretion of the employee. The Company incurred 401(k) savings plan expenses of $6.1 million, $5.3 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 11—Acquisitions

During 2002, the Company acquired several businesses in the United States and selected international markets, which businesses own and operate entertainment-related stores and primarily offer pre-recorded home video, as well as video games, for rental and sale. The Company also acquired the second largest games retailer in the United Kingdom and the 51% interest that the Company did not already own in the Company’s joint venture based in Italy and related stockholder loans. The aggregate cost, consisting primarily of cash consideration, for these businesses approximated $106.0 million for the year ended December 31, 2002. Of these amounts, $80.5 million and $26.7 million were allocated to goodwill and intangible assets, respectively.

During 2004, the Company acquired several businesses in the United States that own and operate entertainment-related stores and primarily offer pre-recorded home video or video games for rental and sale. The aggregate cost, consisting primarily of cash consideration, for these businesses approximated $22.2 million for the year ended December 31, 2004. Of these amounts, $13.5 million and $0.3 million was allocated to goodwill and intangible assets, respectively.

All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immaterial nature of the acquisitions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 12—Geographic Area

Information regarding the Company’s operations by geographic area is presented below. The principal geographic areas of the Company’s operations are the United States and Europe. Operations in Latin America, Australia, Canada and Asia are classified in “International-all other.” Intercompany transfers between geographic areas are not significant.

	Year Ended December 31,
	2004	2003	2002
		Restated	Restated
Revenues:
United States	$4,204.3	$4,364.4	$4,393.2
Europe	1,219.3	951.7	643.3
International-all other	629.6	595.6	529.4

Total revenues	$6,053.2	$5,911.7	$5,565.9

Long-lived assets(1):
United States	$1,300.7	$1,113.0	$1,410.6
Europe	210.9	205.0	245.9
International-all other	149.3	142.3	208.8
Corporate goodwill(2)	895.2	2,397.9	3,363.1

Total long-lived assets	$2,556.1	$3,858.2	$5,228.4

(1)	Includes all non-current assets, except the Viacom receivable and deferred tax assets.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

Note 13—Subsequent Events

On February 4, 2005, the Company commenced a tender offer to purchase all of the outstanding shares of Hollywood Entertainment Corporation (“Hollywood”) for consideration having an aggregate value of $14.50 per share, comprised of $11.50 in cash and $3.00 in shares of Blockbuster class A common stock. In connection with the equity tender offer, on February 11, 2005, Blockbuster commenced an offer to purchase for cash any and all of the $225.0 million principal amount of 9.625% Senior Subordinated Notes due 2011 issued by Hollywood. Consummation of the equity and debt tender offers was subject to many conditions and contingencies, including Blockbuster’s ability to obtain necessary regulatory clearance with the Federal Trade Commission and Blockbuster’s ability to close the necessary financings. On March 25, 2005, the Company announced that the equity and debt tender offers expired in accordance with their terms at midnight, New York City time, on March 24, 2005. The Company’s decision not to extend its offers was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were Hollywood’s recent public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. Given the circumstances, in the Company’s judgment it was not in the Company’s best interest to continue to pursue the acquisition. The equity and debt tender offers expired in accordance with their terms, and the Company did not accept for payment and did not pay for any tendered shares or notes.

In December 2004, Blockbuster announced the “end of late fees” beginning on January 1, 2005, which means Blockbuster no longer charges extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at more than 4,500 company-operated stores and approximately 550 participating franchise stores in the United States. Blockbuster’s Canadian operations also adopted a similar program at its 426 stores across

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Canada, effective January 29, 2005. Under this new policy, rental transactions will continue to have due dates of either two days or one-week depending on the specific rental with all transactions having a one-week grace period from the due date. If the product has not been returned by the end of the grace period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price will be the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price will be reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer will receive a full credit to his or her account, less a minimal restocking fee of $1.25. Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER stores. As discussed in Note 9, in January 2005 Blockbuster received inquiries from several state attorneys general, and received notices that certain other state attorneys general were commencing investigations, to determine the compliance by us with applicable laws in connection with the advertisement of our “end of late fees” program. As discussed in Note 9, while Blockbuster believes that the advertisement of the program was conducted in compliance with applicable laws, on March 29, 2005, without admitting any legal violation, Blockbuster entered into an Assurance of Voluntary Compliance with 47 states and the District of Columbia. See Note 9 for information about other litigation relating to the program.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 14—Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2004 and 2003 appears below:

	First Quarter(3)	Second Quarter	Third Quarter(2)	Fourth Quarter(1)	Total Year (1)(2)(3)
	Restated	Restated	Restated
2004
Revenues	$1,503.1	$1,421.2	$1,410.0	$1,718.9	$6,053.2
Gross profit	$923.6	$871.4	$861.8	$955.0	$3,611.8
Income (loss) before cumulative effect of change in accounting principle	$114.4	$48.6	$(1,414.6)	$2.8	$(1,248.8)
Net income (loss)	$114.4	$48.6	$(1,414.6)	$2.8	$(1,248.8)
Income (loss) per share before cumulative effect of change in accounting principle—basic	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Net income (loss) per share—basic	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Net income (loss) per share—diluted	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Weighted average shares outstanding—basic	181.0	181.1	181.1	181.5	181.2
Weighted average shares outstanding—diluted	182.0	181.6	181.1	183.2	181.2

	First Quarter(5)	Second Quarter	Third Quarter	Fourth Quarter(4)	Total Year (4)(5)
	Restated	Restated	Restated	Restated	Restated
2003
Revenues	$1,517.8	$1,392.2	$1,384.5	$1,617.2	$5,911.7
Gross profit	$886.1	$843.2	$869.6	$923.0	$3,521.9
Income (loss) before cumulative effect of change in accounting principle	$86.2	$62.5	$65.0	$(1,188.0)	$(974.3)
Net income (loss)	$81.8	$62.5	$65.0	$(1,188.0)	$(978.7)
Income (loss) per share before cumulative effect of change in accounting principle—basic	$0.48	$0.35	$0.36	$(6.57)	$(5.41)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$0.48	$0.35	$0.36	$(6.57)	$(5.41)
Net income (loss) per share—basic	$0.46	$0.35	$0.36	$(6.57)	$(5.43)
Net income (loss) per share—diluted	$0.45	$0.35	$0.36	$(6.57)	$(5.43)
Weighted average shares outstanding—basic	179.6	179.8	180.1	180.9	180.1
Weighted average shares outstanding—diluted	180.1	180.6	181.8	180.9	180.1

(1)	During the fourth quarter of 2004, in conjunction with the Company’s adoption of SFAS 123R as described in Note 1 to the consolidated financial statements, the Company recognized $18.3 million of compensation expense related to share-based compensation. Also as described in Note 1 to the consolidated financial statements, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004. Because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(2)	During the third quarter of 2004, as described in Note 3 to the consolidated financial statements, the Company recognized non-cash charges of $1.5 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. This charge is reflected as a separate item on the Consolidated Statement of Operations.
(3)	During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for tax years January 1, 1997 through May 4, 2000.
(4)	During the fourth quarter of 2003, as described in Note 3 to the consolidated financial statements, the Company recognized non-cash charges of $1.3 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. This charge is reflected as a separate item on the Consolidated Statement of Operations.
(5)	During the first quarter of 2003, the Company adopted SFAS 143 which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of a change in accounting principle, as described in Note 1 to the consolidated financial statements.

As discussed in Note 1, the Company has restated its previously issued financial statements to adjust its accounting for leasehold improvements and tenant allowances. These restatements resulted in an adjustment to net income (loss) and income (loss) before cumulative effect of change in accounting principle of approximately $1.8 million for each of the first, second and third quarters of 2004 and $1.3 million for each quarter of 2003. Diluted EPS increased approximately $0.01 in the each of the first, second and third quarters of 2004 and each quarter of 2003 as a result of the restatements.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Management began a review of its accounting policies and practices with respect to leases in early 2005 based on their monitoring of restatement activity and the related communications noted within the retail industry. As a result of this internal review, management identified that it had errors in its accounting for leasehold improvements and funds received from landlords for leasehold improvements (“tenant allowances”). The Company restated its consolidated financial statements for the years ended December 31, 2003 and 2002 and the 2004 and 2003 interim consolidated financial statements. As a result of this restatement and the corresponding material weakness discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b). Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects the Company’s financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this evaluation, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has concluded that the Company’s controls over the selection and application of its accounting policies related to leasehold improvements and tenant allowances were ineffective to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the selection and application of its accounting policies failed to identify misstatements in property and equipment, deferred rent liability, rent expense and depreciation expense, which resulted in restatements of the Company’s 2003 and 2002 annual consolidated financial statements and 2004 and 2003 interim consolidated financial statements, and adjustments to the Company’s fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred rent liability, rent expense and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the first quarter of 2005, the Company enhanced its monitoring of developments surrounding the accounting for leases and revised its accounting policies with respect to estimated useful lives of leasehold improvements and the classification of tenant allowances.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K, which information is incorporated herein by reference. The other information required by this item is set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Proposal I—Election of Directors,” which information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Executive Compensation,” which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings “Executive Compensation—Report of the Compensation Committee on Executive Compensation” and “Executive Compensation—Comparative Performance Graphs” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2004, concerning shares of Blockbuster class A common stock and Blockbuster class B common stock authorized for issuance under all of Blockbuster’s equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,799,951	(1)	$8.91	(2)	30,963,631	(3)
Equity compensation plans not approved by stockholders	—		n/a		—

Total	8,799,951		$8.91		30,963,631

(1)	Includes 8,154,426 shares of Blockbuster class A common stock issuable upon exercise of outstanding options and 645,525 restricted share units settleable in shares of Blockbuster class A common stock. The restricted share units were issued to employees pursuant to Blockbuster’s offer to exchange outstanding unexercised options to purchase shares of Blockbuster class A common stock, commenced November 9, 2004 (the “Offer to Exchange”). The Offer to Exchange expired on December 10, 2004. The options and the restricted share units were issued under the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan (the “1999 Plan”) and/or the Blockbuster Inc. 2004 Long-Term Management Incentive Plan (together with the 1999 Plan, the “Option Plans”).

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price, but vest based on continued service.
(3)	Includes an aggregate of 30,782,314 shares available for issuance under the Option Plans; 163,817 shares available for issuance under the Amended and Restated Compensation Plan for Non-Employee Directors; and 17,500 shares available for issuance under the Amended and Restated Chairman’s Award Plan.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accounting Fees and Services

The information required by this item is set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the headings “Audit Committee and Independent Auditors—Audit and Non-Audit Fees” and “Audit Committee and Independent Auditors—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    1. Financial Statements.

The financial statements of the Company filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3. Exhibits.

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen of the certificate representing the Registrant’s class A common stock. (2)

4.2	Specimen of the certificate representing the Registrant’s class B common stock. (3)

4.3

Indenture, dated August 20, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior

Subordinated Notes due 2012. (4)

4.4

First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012. (5)

10.1	Amended and Restated Initial Public Offering and Split-Off Agreement among the Registrant, Viacom International Inc. and Viacom Inc. dated June 18, 2004. (6)

10.2	Amended and Restated Release and Indemnification Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.3	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement. (7)

10.4	Amended and Restated Transition Services Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.5	Amended and Restated Registration Rights Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.6	Amended and Restated Tax Matters Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.7	Employment Agreement between the Registrant and John F. Antioco, dated June 18, 2004. (3) (8)

10.8	Letter dated June 17, 2004 from the Chairman of the Registrant’s Senior Executive Compensation Committee to John F. Antioco. (5) (8)

10.9	Addendum to the Employment Agreement between the Company and John F. Antioco, dated March 19, 2005. (8) (9)

10.10	Employment Agreement between the Registrant and Edward B. Stead, commencing November 23, 1999. (8) (10)
10.11	Employment Agreement between the Registrant and Larry Zine, commencing November 23, 1999. (8) (11)

10.12	Employment Agreement between the Registrant and Nicholas Shepherd, commencing October 10, 2001. (8) (12)
10.13	Addendum to the Employment Agreement between the Registrant and Nicholas Shepherd, dated March 1, 2003. (8) (12)
10.14	Employment Agreement between the Registrant and Chris Wyatt, dated March 12, 2001. (8) (17)
10.15	Employment Agreement between the Registrant and Nigel Travis, commencing December 27, 1999. (8) (11)
10.16	Addendum to the Employment Agreement between the Registrant and Nigel Travis, dated November 13, 2000. (8) (11)
10.17	Amendment, effective August 9, 2002, to the Employment Agreement between the Registrant and Nigel Travis. (8) (13)
10.18	Separation Agreement between the Registrant and Nigel Travis, dated October 26, 2004. (8) (14)
10.19	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004. (8) (15)
10.20	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004. (8) (15)
10.21	Blockbuster Inc. Senior Executive Short-Term Incentive Plan. (8) (16)
10.22	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004. (8) (15)
10.23	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005. (8) (17)
10.24	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003. (8) (12)
10.25	Amendment to the Blockbuster Excess Investment Plan, dated as of July 20, 2004. (8) (15)
10.26	Blockbuster Inc. Compensation Plan for Non-Employee Directors. (8) (15)
10.27	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors. (8) (17)
10.28	Form of Indemnification Agreement for Directors and Certain Officers of the Registrant. (5) (8)
10.29

Amended and Restated Commitment Letter, dated as of February 2, 2005, by and among

Blockbuster Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First

Boston, Citicorp North America, Inc. and Citigroup Global Markets Inc. (5)

10.30	Credit Agreement between the Registrant and the banks named therein, dated August 20, 2004. (7)
10.31	Guarantee and Collateral Agreement among the Registrant, certain subsidiaries of the Registrant and JPMorgan Chase Bank, dated as of August 20, 2004. (7)
10.32	Supplement No. 1 to the Guarantee and Collateral Agreement among the Registrant, certain subsidiaries of the Registrant and JPMorgan Chase Bank, dated as of December 22, 2004. (17)
18.1	Letter regarding change in accounting principles. (17)
21.1	List of Subsidiaries of the Registrant. (5)
23.1	Consent of PricewaterhouseCoopers LLP. (17)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004.

(4)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on June 18, 2004.

(7)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on September 8, 2004.

(8)	The exhibit is a management contract or compensatory plan or arrangement.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004.

(16)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (333-77899), filed with the Securities and Exchange Commission on July 30, 1999.

(17)	Filed herewith.

(18)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO
John F. Antioco Chairman of the Board and Chief Executive Officer

Date:	March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN F. ANTIOCO John F. Antioco	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

By:	/s/ LARRY J. ZINE Larry J. Zine	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 29, 2005

By:	/s/ PETER A. BASSI Peter A. Bassi	Director	March 29, 2005

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	March 29, 2005

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	March 29, 2005

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 29, 2005

By:	/s/ LINDA GRIEGO Linda Griego	Director	March 29, 2005

By:	/s/ JOHN L. MUETHING John L. Muething	Director	March 29, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen of the certificate representing the Registrant’s class A common stock. (2)

4.2	Specimen of the certificate representing the Registrant’s class B common stock. (3)

4.3

Indenture, dated August 20, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior

Subordinated Notes due 2012. (4)

4.4

First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012. (5)

10.1	Amended and Restated Initial Public Offering and Split-Off Agreement among the Registrant, Viacom International Inc. and Viacom Inc. dated June 18, 2004. (6)

10.2	Amended and Restated Release and Indemnification Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.3	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement. (7)

10.4	Amended and Restated Transition Services Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.5	Amended and Restated Registration Rights Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.6	Amended and Restated Tax Matters Agreement between the Registrant and Viacom Inc. dated June 18, 2004. (6)

10.7	Employment Agreement between the Registrant and John F. Antioco, dated June 18, 2004. (3) (8)

10.8	Letter dated June 17, 2004 from the Chairman of the Registrant’s Senior Executive Compensation Committee to John F. Antioco. (5) (8)

10.9	Addendum to the Employment Agreement between the Company and John F. Antioco, dated March 19, 2005. (8) (9)

10.10	Employment Agreement between the Registrant and Edward B. Stead, commencing November 23, 1999. (8) (10)

10.11	Employment Agreement between the Registrant and Larry Zine, commencing November 23, 1999. (8) (11)

10.12	Employment Agreement between the Registrant and Nicholas Shepherd, commencing October 10, 2001. (8) (12)

10.13	Addendum to the Employment Agreement between the Registrant and Nicholas Shepherd, dated March 1, 2003. (8) (12)

10.14	Employment Agreement between the Registrant and Chris Wyatt, dated March 12, 2001. (8) (17)

10.15	Employment Agreement between the Registrant and Nigel Travis, commencing December 27, 1999. (8) (11)

10.16	Addendum to the Employment Agreement between the Registrant and Nigel Travis, dated November 13, 2000. (8) (11)

10.17	Amendment, effective August 9, 2002, to the Employment Agreement between the Registrant and Nigel Travis. (8) (13)

Exhibit Number	Description of Exhibit
10.18	Separation Agreement between the Registrant and Nigel Travis, dated October 26, 2004. (8) (14)
10.19	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004. (8) (15)
10.20	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004. (8) (15)
10.21	Blockbuster Inc. Senior Executive Short-Term Incentive Plan. (8) (16)
10.22	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004. (8) (15)
10.23	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005. (8) (17)
10.24	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003. (8) (12)
10.25	Amendment to the Blockbuster Excess Investment Plan, dated as of July 20, 2004. (8) (15)
10.26	Blockbuster Inc. Compensation Plan for Non-Employee Directors. (8) (15)
10.27	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors. (8) (17)
10.28	Form of Indemnification Agreement for Directors and Certain Officers of the Registrant. (5) (8)
10.29

Amended and Restated Commitment Letter, dated as of February 2, 2005, by and among

Blockbuster Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First

Boston, Citicorp North America, Inc. and Citigroup Global Markets Inc. (5)

10.30	Credit Agreement between the Registrant and the banks named therein, dated August 20, 2004. (7)
10.31	Guarantee and Collateral Agreement among the Registrant, certain subsidiaries of the Registrant and JPMorgan Chase Bank, dated as of August 20, 2004. (7)
10.32	Supplement No. 1 to the Guarantee and Collateral Agreement among the Registrant, certain subsidiaries of the Registrant and JPMorgan Chase Bank, dated as of December 22, 2004. (17)
18.1	Letter regarding change in accounting principles. (17)
21.1	List of Subsidiaries of the Registrant. (5)
23.1	Consent of PricewaterhouseCoopers LLP. (17)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004.

(4)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on June 18, 2004.

(7)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on September 8, 2004.

(8)	The exhibit is a management contract or compensatory plan or arrangement.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2004.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 8, 2004.

(16)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (333-77899), filed with the Securities and Exchange Commission on July 30, 1999.

(17)	Filed herewith.

(18)	Furnished herewith.