Form 10-Q
period 2005-03-31
BLOCKBUSTER INC
filed 2005-05-10
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

Number of shares of common stock outstanding at May 2, 2005:

Class A common stock, par value $.01 per share: 118,389,141

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
		Restated
Revenues:
Base rental revenues	$1,075.5	$975.9
Extended viewing fee revenues	29.8	175.1

Total rental revenues	1,105.3	1,151.0
Merchandise sales	425.9	330.9
Other revenues	17.7	21.2

	1,548.9	1,503.1

Cost of sales:
Cost of rental revenues	357.4	324.7
Cost of merchandise sold	327.7	254.8

	685.1	579.5

Gross profit	863.8	923.6

Operating expenses:
General and administrative	759.4	684.4
Advertising	119.0	50.0
Depreciation and intangible amortization	57.5	61.3

	935.9	795.7

Operating income (loss)	(72.1)	127.9
Interest expense	(20.8)	(4.6)
Interest income	1.0	0.7
Other items, net	(1.8)	(0.6)

Income (loss) before income taxes	(93.7)	123.4
Benefit (provision) for income taxes	36.2	(9.0)

Net income (loss)	$(57.5)	$114.4

Net income (loss) per share:
Basic	$(0.31)	$0.63

Diluted	$(0.31)	$0.63

Weighted-average common shares outstanding:
Basic	183.7	181.0

Diluted	183.7	182.0

Cash dividends per common share	$0.02	$0.02

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145.3	$330.3
Receivables, less allowances of $9.0 and $14.5 for 2005 and 2004, respectively	129.0	177.8
Merchandise inventories	474.6	516.6
Prepaid and other current assets	234.2	193.0

Total current assets	983.1	1,217.7
Rental library	466.3	457.6
Property and equipment, net	832.7	854.0
Deferred income taxes	138.3	87.0
Intangibles, net	33.3	34.5
Goodwill	1,140.6	1,138.5
Other assets	62.6	74.1

	$3,656.9	$3,863.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$608.0	$721.8
Accrued expenses	683.9	697.3
Current portion of long-term debt	10.2	5.8
Current portion of capital lease obligations	18.9	19.7
Deferred income taxes	7.5	4.8

Total current liabilities	1,328.5	1,449.4
Long-term debt, less current portion	1,014.8	1,044.9
Capital lease obligations, less current portion	73.0	74.8
Other liabilities	239.5	231.4

	2,655.8	2,800.5

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 111.7 shares issued and outstanding for 2005 and 2004	1.1	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2005 and 2004	0.7	0.7
Additional paid-in capital	5,341.9	5,336.7
Retained deficit	(4,305.8)	(4,248.3)
Accumulated other comprehensive loss	(36.8)	(27.3)

Total stockholders’ equity	1,001.1	1,062.9

	$3,656.9	$3,863.4

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
		Restated
Cash flows from operating activities:
Net income (loss)	$(57.5)	$114.4
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and intangible amortization	57.5	61.3
Rental library amortization	224.9	192.9
Non-cash share-based compensation	10.1	—
Deferred taxes and other	(48.5)	0.8
Changes in operating assets and liabilities:
Decrease in receivables	48.0	21.4
(Increase) decrease in merchandise inventories	37.1	(2.5)
Increase (decrease) in prepaid and other assets	(42.9)	3.0
Decrease in accounts payable	(111.2)	(103.2)
Decrease in accrued expenses and other liabilities	(6.6)	(94.6)

Net cash flow provided by operating activities	110.9	193.5

Cash flows from investing activities:
Rental library purchases	(220.6)	(173.3)
Capital expenditures	(38.4)	(52.8)
Cash used for acquisitions, net	(0.5)	(0.4)
Proceeds from notes receivable and other	0.2	0.1

Net cash flow used for investing activities	(259.3)	(226.4)

Cash flows from financing activities:
Proceeds from credit agreement	50.0	20.0
Repayments on credit agreement	(75.0)	(70.0)
Net repayments on other notes	(0.8)	(9.6)
Net proceeds from the exercise of stock options	0.4	1.9
Cash dividends	(3.9)	(3.6)
Capital lease payments	(5.3)	(4.9)

Net cash flow used for financing activities	(34.6)	(66.2)

Effect of exchange rate changes on cash	(2.0)	2.7

Net decrease in cash and cash equivalents	(185.0)	(96.4)
Cash and cash equivalents at beginning of period	330.3	233.4

Cash and cash equivalents at end of period	$145.3	$137.0

Supplemental cash flow information:
Cash payments for interest	$26.2	$3.9
Cash payments for taxes	$5.5	$1.2
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$2.8	$3.8

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded movies, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise, such as confections. During 2004, Blockbuster launched BLOCKBUSTER Online™, an online service offering rental of movies delivered by mail.

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K, except where discussed below.

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

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, from any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, Blockbuster implemented the “end of late fees” program, which means Blockbuster no longer charges extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at substantially all of its company-operated stores in the United States. Blockbuster’s Canadian

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

operations also adopted a similar program at all of its company-operated stores across Canada, effective January 29, 2005. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from Blockbuster as a previously-rented product at the time of the rental. In addition, the price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee of $1.25. Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER® stores. Approximately 550 franchise stores in the United States are participating in the “end of late fees” program.

Where the Company’s membership agreement provides that the customer pays for any continuations of rentals past the initial rental period, revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is returned or purchased under the terms of the membership agreement.

Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues will be reduced by estimated amounts that the Company does not anticipate collecting based upon historical experience. As discussed in Note 4 below, in the first quarter of 2005 the Company entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “end of late fees” program. Under the terms of the AVC, the Company agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “end of late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. As a result of the AVC, the Company deferred recognition of all revenues related to sales of non-returned product and restocking fees during the first quarter of 2005. Therefore, depending on the actual refunds and credits granted, the Company expects to recognize up to approximately $12 million of revenues related to these first quarter sales during the second quarter of 2005.

Rental Library

As part of the normal course of business, the Company continually assesses the reasonableness of the accounting estimates surrounding its rental library. Recent changes in the Company’s business, including (i) the launch of online rental subscription in the United States and the United Kingdom, (ii) the launch of in-store

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

subscription programs in the United States and (iii) the elimination of extended viewing fees in the United States and Canada, caused the Company to re-evaluate its accounting estimates surrounding its rental library in the first quarter of 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that the Company offers to its customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Accordingly, the Company has changed its accounting estimates surrounding its rental library to reflect these changes, as discussed below.

In mid-2004, the Company launched BLOCKBUSTER Online in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its online base stock (or “catalog”) inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimate related to the useful lives and residual values of online inventory reduced the Company’s cost of rental revenues by approximately $7.1 million and net loss by approximately $4.3 million, or $0.02 per share, for the three months ended March 31, 2005.

The combination of the launch of the BLOCKBUSTER Movie Pass™ in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimate related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues by approximately $2.8 million, and net loss by approximately $1.7 million, or $0.01 per share, for the three months ended March 31, 2005.

The estimated useful lives and estimated residual values of the Company’s in-store new release DVDs and games and in-store new release and catalog VHS tapes remain unchanged. As the Company’s business continues to change as a result of its initiatives and market dynamics, the Company will continually evaluate the reasonableness of the estimates surrounding its rental library.

Restatement of Previously Issued Financial Statements

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in early 2005 the Company performed a review of its accounting policies and practices with respect to leases. As a result of this internal review, the Company identified errors in accounting practices associated with accounting for leasehold improvements and funds received from landlords (“tenant allowances”) and restated its financial statements for the years ended December 31, 2000 through 2003 and the first three quarters of 2004.

Prior to the restatement, the Company amortized most store leasehold improvements over 10 years, based upon the Company’s estimate of the useful life of the assets and its expectation regarding lease renewals. The Company

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

has determined that Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, requires the Company to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. The Company’s leases generally have a term of five to ten years and provide options to renew for between five to ten additional years.

Also, prior to the restatement, the Company reflected tenant allowances as a reduction to property and equipment on the Consolidated Balance Sheets and amortized these amounts, and the related leasehold improvements, to depreciation expense in the Consolidated Statements of Operations. Additionally, the Company reflected tenant allowances as a component of cash flows from investing activities in the Consolidated Statements of Cash Flows. The Company has determined that Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the Consolidated Balance Sheets and requires these allowances to be amortized as a reduction to rent expense in the Consolidated Statements of Operations. Additionally, these rules require tenant allowances to be reflected as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

The consolidated financial statements for the three months ended March 31, 2004 reflect the effects of this restatement. Following is a summary of the effects of these changes in the Company’s Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2004.

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
General and administrative expense	$689.1	$(4.7)	$684.4
Depreciation and intangible amortization	59.6	1.7	61.3
Operating expenses	798.7	(3.0)	795.7
Operating income	124.9	3.0	127.9
Income before income taxes	120.4	3.0	123.4
Provision for income taxes	(7.8)	(1.2)	(9.0)
Net income	112.6	1.8	114.4
Net income per share:
Basic	$0.62	$0.01	$0.63
Diluted	$0.62	$0.01	$0.63

Consolidated Statement of Cash Flows
Net cash flow provided by operating activities	$190.4	$3.1	$193.5
Net cash flow used for investing activities	(223.3)	(3.1)	(226.4)
Capital expenditures	49.7	3.1	52.8

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. The Company’s decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Hollywood’s public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. During the first quarter of 2005, the Company spent approximately $12.6 million in conjunction with its efforts to purchase Hollywood, which has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options and vesting of restricted shares and restricted share units only in periods in which such effect would have been dilutive on net income. Options to purchase approximately 7.9 million and 17.8 million shares of Class A common stock were outstanding as of March 31, 2005 and 2004, respectively. Additionally, approximately 7.1 million restricted shares and restricted share units that are convertible into shares of common stock were outstanding as of March 31, 2005. Because their inclusion would be anti-dilutive, 7.9 million and 4.6 million stock options were excluded from the computation of the weighted-average shares for diluted EPS for the three months ended March 31, 2005 and 2004, respectively, and 7.1 million restricted shares and restricted share units were excluded for the three months ended March 31, 2005.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2005	2004
Weighted-average shares for basic EPS	183.7	181.0
Incremental shares for stock options	—	1.0

Weighted-average shares for diluted EPS	183.7	182.0

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $36.8 million and $27.3 million as of March 31, 2005 and December 31, 2004.

Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
		Restated
Net income (loss)	$(57.5)	$114.4
Foreign currency translation adjustment, net of tax	(9.5)	1.9

Total comprehensive income (loss)	$(67.0)	$116.3

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

Effective January 1, 2004, Blockbuster adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption of the expense recognition provisions of FIN 28, the unearned compensation expense was amortized on a straight-line basis over the vesting period. The adoption of the expense recognition provisions of FIN 28 was accounted for as a change in accounting principle under APB No. 20, Accounting Changes. However, because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2004. The cumulative effect of change in accounting principle was $23.1 million, net of tax, or $0.13 per share for the three months ended March 31, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

Effective October 1, 2004, Blockbuster adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, will be recognized in the Consolidated Statements of Operations on an accelerated basis from the date of grant.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table shows Blockbuster’s net income for the three months ended March 31, 2004 had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years. These pro forma effects may also not be representative of expense recognized under SFAS 123R, which the Company adopted beginning October 1, 2004:

Three Months Ended March 31, 2004
Restated
Pro forma net income:
Reported net income	$114.4
Less: Total share-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.9)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	(23.1)

Pro forma net income	$85.4

Net income per share:
Basic	$0.63

Basic – pro forma	$0.47

Diluted	$0.63

Diluted – pro forma	$0.47

See Note 3 below for further information on share-based compensation.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Recent Accounting Pronouncements

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Blockbuster has not yet completed evaluating the impact of the repatriation provisions, but it is estimated that the impact will not be material. Accordingly, as provided for in FSP 109-2, Blockbuster has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company expects to complete its evaluation in 2005.

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At March 31, 2005	At December 31, 2004
Credit facilities:
Term A loan, interest rate ranging from 4.5% to 5.1% at March 31, 2005	$7.5	$3.7
Term B loan, interest rate ranging from 5.0% to 5.6% at March 31, 2005	2.7	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	10.2	5.8
Current portion of capital lease obligations	18.9	19.7

	$29.1	$25.5

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At March 31, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate ranging from 4.8% to 5.1% at March 31, 2005	$75.0	$100.0
Term A loan, interest rate ranging from 4.5% to 5.1% at March 31, 2005	92.5	96.3
Term B loan, interest rate ranging from 5.0% to 5.6% at March 31, 2005	547.3	548.6
Senior subordinated notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	1,014.8	1,044.9
Capital lease obligations, less current portion	73.0	74.8

	$1,087.8	$1,119.7

As of March 31, 2005, $75.0 million of borrowings were outstanding under the revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. The available borrowing capacity under the revolving credit facility totaled $246.4 million at March 31, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before the Company’s initial public offering, and $28.6 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at March 31, 2005 for borrowings under the credit facilities was 5.2%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of March 31, 2005, $300.0 million of principal was outstanding under the senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The first interest payment was made on March 1, 2005. The Company may redeem all or a portion of the senior subordinated notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to the principal amount of the senior subordinated notes plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed or some holders of senior subordinated notes are not able to participate in the exchange offer for the senior subordinated notes, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. If this exchange offer for the senior subordinated notes is not completed or, if required, the shelf registration statement is not declared effective on or before May 18, 2005, the Company will be required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or the shelf registration statement is declared effective. The Company expects to file a registration statement with the SEC during the second quarter of 2005. As a result, the Company will incur additional interest expense of approximately $200,000 on the senior subordinated notes for the 90-day period subsequent to May 18, 2005.

The credit facilities and the senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that the Company may pay, (ii) the amount of the Company’s common stock that it may repurchase and (iii) the amount of other distributions that the Company may make with respect to its common stock. Subject to these limitations, the Company’s board of directors is free to declare dividends, to change the Company’s dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on the Company’s common stock. The credit facilities and the senior subordinated notes also require compliance with a maximum leverage ratio covenant and, additionally, the credit facilities require compliance with a minimum fixed charge coverage ratio covenant. At March 31, 2005, the Company was in compliance with all debt covenants. Beginning with the year ending December 31, 2005, the Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due in the first quarter of the following year.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

On May 4, 2005, the Company and the syndicate of lenders for the credit facilities agreed to amend the credit agreement in certain respects. As part of this amendment, the Company’s obligations with respect to maintaining a maximum leverage ratio and a minimum fixed charge coverage ratio were amended for the second and third quarters of 2005 for the leverage ratio and for the second, third and fourth quarters of 2005 for the fixed charge coverage ratio.

Note 3—Stock and Share-Based Payments

As discussed in Note 1 above, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004 and SFAS 123R as of October 1, 2004. As a result of the adoption of SFAS 123R and the expense recognition provisions of FIN 28, compensation expense has been recognized on an accelerated basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations for all periods beginning after October 1, 2004. For the three months ended March 31, 2005, the Company recognized approximately $4.5 million of share-based compensation expense related to stock options and approximately $5.6 million of share-based compensation expense related to restricted shares and restricted share units.

During the first quarter of 2005, there were no stock options granted to employees and 43,641 stock options were exercised and 234,028 stock options were cancelled. There were no restricted share or restricted share units granted to employees and 205,914 restricted shares and restricted share units were cancelled during the first quarter of 2005. As of March 31, 2005, 7,876,757 stock options and 8,844,427 restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of March 31, 2005 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)	Stock Options	Total
Nine month period ended December 31, 2005	$17.1	$10.9	$28.0
Year ended December 31, 2006	12.1	6.7	18.8
Year ended December 31, 2007	3.6	2.3	5.9

Total	$32.8	$19.9	$52.7

(1)	Approximately 1.7 million restricted share units are payable in cash based on the fair value of the Company’s common stock at the vesting date. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of March 31, 2005. However, the actual recognized compensation expense related to these restricted share units will change based on fluctuations in the Company’s stock price through the date of vesting.

Note 4—Commitments and Contingencies

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in February 2003, a complaint that had been filed in California state court against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries, which alleged federal antitrust and California state law claims, was dismissed with prejudice. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. Blockbuster believes the plaintiffs’ positions in this action are without merit and intends to continue to vigorously defend itself in the litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Blockbuster was a defendant in several lawsuits alleging claims regarding Blockbuster’s extended viewing fees policies. In January 2002, a Texas court entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster would make certificates available to class members for rentals and discounts and would pay up to $9.25 million in plaintiffs’ attorneys’ fees in connection with the settlement. The settlement has been upheld on appeal and Blockbuster has until March 2006, to make the certificates available to the class members. There is one case still pending in the United States asserting common law and statutory claims for fraud and deceptive practices, unjust enrichment, and unlawful penalties regarding Blockbuster’s extended viewing fee policies for customers who choose to keep rental products beyond the initial terms. In Cohen v. Blockbuster, the trial court entered a provisional order in April 2001 certifying plaintiff and defendant classes, subject to further review and final determination. By order dated April 27, 2004, the trial court certified plaintiff classes for United States residents who incurred extended viewing fees and/or purchase on unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or have a Blockbuster membership with an arbitration clause. In the same order the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiff’s position in Cohen is without merit and Blockbuster intends to vigorously defend itself. One additional case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit, and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors at that time who were also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asked the court to certify a class and to enjoin the then-anticipated transaction. Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 9, 2004, Sheela Salazar and Alberto Vasquez filed a putative class action complaint against Blockbuster in Superior Court of California, Los Angeles County, on behalf of all hourly-paid California employees for a period starting July 9, 2000. The plaintiffs claim Blockbuster fails to pay overtime to its California hourly-paid employees in violation of California law, asserting fraud and violations of the California Labor Code, § 17200 of the California Business and Professions Code, and certain California Industrial Welfare Commission wage

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

orders. Plaintiffs seek recovery of alleged unpaid money, wages, penalties, costs and attorneys fees in an unstated dollar amount. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claims that she, and other store managers, were improperly classified as exempt employees and thus are owed overtime payments under the FLSA. Plaintiffs seek recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorneys fees. On March 14, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in January 2005, Blockbuster received inquiries from several state attorneys general, and received notices that certain other state attorneys general were commencing investigations, to determine the compliance by Blockbuster with applicable laws in connection with its “end of late fees” program as discussed in Note 1. While Blockbuster believes that the advertisement of the program was conducted in compliance with applicable laws, on March 29, 2005, Blockbuster entered into an Assurance of Voluntary Compliance (“AVC”) with 47 states and the District of Columbia. The AVC is not an admission of any legal violation by Blockbuster. Under the terms of the AVC, Blockbuster agreed to (i) provide certain refunds, store credit, or rental coupons to certain classes of customers; (ii) include additional information about the “end of late fees” program in participating stores as well as in any future advertising of the program and (iii) reimburse the states for their costs associated with the matter.

Blockbuster is a defendant in several lawsuits arising out of its “end of late fees” program. On February 15, 2005, Anna Kane filed a putative class action against Blockbuster in Superior Court of New Jersey, Ocean County, alleging fraud, breach of contract, negligent misrepresentation, an unfair trade practice and a violation of the New Jersey consumer fraud laws regarding deceptive advertising. The suit seeks compensatory and injunctive relief. On February 18, 2005, Peter C. Harvey, New Jersey attorney general, filed a lawsuit against Blockbuster in Superior Court of New Jersey asserting a violation of the New Jersey consumer fraud statute. Blockbuster removed the case to U.S. District Court of New Jersey. On February 22, 2005, Thomas Tallarino filed a putative class action in Superior Court of California, Los Angeles County, alleging conversion and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to U.S. District Court, Central District of California. As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in February 2005, Gary Lustberg and Michael L. Galeno each filed a putative class action against Blockbuster in New York state court, each of which Blockbuster has removed to federal court in New York. These two New York suits allege breach of contract, unjust enrichment and a violation of New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 1, 2005, Steve Galfano filed a putative class action in Superior Court of California, Los Angeles County, alleging breach of express warranty, and a violation California’s business and professions code as an unfair business practice and misleading advertising claims. The suit seeks equitable, injunctive, and compensatory relief. On March 4, 2005, Ronit Yeroushalmi filed a putative class action in the Superior Court of California, Los Angeles County, alleging fraud and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit also alleges unjust enrichment and seeks compensatory and punitive damages, injunctive relief and other equitable remedies. Blockbuster removed the case to U.S. District Court, Central District of California. Also on March 4, 2005, Beth Creighton filed a

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

putative class action in the Circuit Court of Multnomah County, Oregon alleging a violation of Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to U.S. District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to U.S. District Court, Central District of California. On April 11, 2005, Caleb Lucas-Hansen Marker filed an action in District Court of Ingham County, Michigan asserting a violation of Michigan consumer protection act and the advertising and pricing act. The suit seeks actual or alternatively statutory damages. On April 13, 2005, Kenneth W. Edwards filed a putative class action in District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit seeks actual damages and civil penalties. Blockbuster believes each of these claims is without merit and intends to vigorously defend itself.

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

The Company’s Chairman and Chief Executive Officer, John F. Antioco, is up for re-election to the Board at the 2005 Annual Meeting of Stockholders on May 11, 2005; however, the Board election is subject to a counter-solicitation to elect Carl C. Icahn and two other nominees instead of the Company’s three nominees, which include Mr. Antioco. As indicated in the Schedule 14A filed by Blockbuster with the SEC on April 27, 2005, Mr. Antioco has stated that should he not be re-elected to the Board, he would not plan to stay with Blockbuster. Under Mr. Antioco’s employment contract, he may terminate his employment for “good reason” by providing Blockbuster with written notice thereof. “Good reason” includes, among other things, the failure of Mr. Antioco to be appointed or elected to the Board of Directors and the position of Chairman of the Board. The contract also provides that the Company would have ten business days from the date of such notice to cure the “good reason” cause. Should Blockbuster’s stockholders choose not to re-elect Mr. Antioco, the Board would need to determine in the exercise of its fiduciary duties whether it would be appropriate to re-appoint Mr. Antioco to the Board and to the position of Chairman, each of which is a requirement under the contract to cure the cause for good reason. In the event of a termination for good reason by Mr. Antioco in 2005, he would be entitled to receive, in addition to salary and accumulated deferred compensation through the date of termination (pro-rated, as applicable), the following: (i) his 2005 target bonus pro-rated from January 1, 2005 through the date of termination; (ii) a lump sum cash payment equal to the sum of his salary, deferred compensation level and target bonus for 2005, multiplied by the number of full and partial years remaining in his employment term; and (iii) continued medical benefits for the remainder of his employment term. In addition, any stock options held by Mr. Antioco would become immediately exercisable, and a portion of Mr. Antioco’s restricted stock units would vest and become payable. As indicated in a Schedule 14A filed by Blockbuster with the SEC on May 5, 2005, Mr. Antioco has stated that, if he is not elected to the Blockbuster Board at the Annual Meeting of Stockholders, he does not intend to remain with Blockbuster. As indicated in the same Schedule 14A, if Mr. Antioco is re-elected to the Blockbuster Board along with one or two dissident candidates, Mr. Antioco has stated that he intends to remain on the Board, but he is undecided as to whether or not he will remain as Chief Executive Officer. If these circumstances were to occur, it would result in the recognition of a one-time charge to compensation expense of approximately $55 million and a cash payment of approximately $45 million, both during the second quarter of 2005.

Note 5—Related Party Transactions

Prior to the Company’s divestiture from Viacom on October 13, 2004, related party transactions were primarily with Viacom, and included, among others, arrangements providing insurance, audit, legal and other services, purchases from companies owned by or affiliated with Viacom and tax related agreements.

The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $23.5 million for the three months ended March 31, 2004. All other transactions with companies owned by or affiliated with Viacom during the first quarter of 2004 did not have a material impact on the financial position or results of operations presented herein.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated Initial Public Offering and Split-Off Agreement with Viacom. As of March 31, 2005, the Company’s net receivable from Viacom in conjunction with these and other related divestiture agreements totaled $3.1 million, which has been included in “Other current assets” on the Consolidated Balance Sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this document. This Management’s Discussion and Analysis gives effect to the restatement discussed in Note 1 to the consolidated financial statements.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended March 31,
	2005	2004
		Restated
Statement of Operations Data:
Revenues	$1,548.9	$1,503.1
Cost of sales	685.1	579.5

Gross profit	863.8	923.6
Operating expenses	935.9	795.7

Operating income (loss)	(72.1)	127.9
Interest expense	(20.8)	(4.6)
Interest income	1.0	0.7
Other items, net	(1.8)	(0.6)

Income (loss) before income taxes	(93.7)	123.4
Benefit (provision) for income taxes	36.2	(9.0)

Net income (loss)	$(57.5)	$114.4

Cash Flow Data:
Cash flow provided by operating activities	$110.9	$193.5
Cash flow used for investing activities	(259.3)	(226.4)
Cash flow used for financing activities	(34.6)	(66.2)

Margins:
Rental margin (1)	67.7%	71.8%
Merchandise margin (2)	23.1%	23.0%
Gross margin (3)	55.8%	61.4%

Worldwide Store Data:
Same-store revenues decrease (4)	(0.4)%	(7.0)%
Total system-wide stores at end of period	9,129	8,891

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,000 stores in the United States, its territories and 24 other countries as of March 31, 2005. Over the past twelve months, our corporate focus has centered on an investment strategy that we believe is essential to confront the significant challenges facing our industry. Specifically, we have invested in various strategic initiatives, which we believe will help offset our declining movie rental revenues, add incremental future revenues and support future profitability growth. During 2005, we are continuing to follow this strategy by prioritizing our initiatives. Specifically, we are focusing our strategic initiatives around our subscription services, including in-store rental subscription programs and BLOCKBUSTER Online. Additionally, in order to eliminate the most prevalent customer complaints in renting movies and combat our competitors’ use of “late fees” to differentiate their service offerings, effective January 1, 2005, we stopped charging extended viewing fees, commonly referred to as “late fees,” on any movie and game rentals at substantially all of our company-operated stores and approximately 550 participating franchise stores in the United States. Our Canadian operations adopted a similar program at its company-operated stores across Canada, effective January 29, 2005. In this Management’s Discussion and Analysis, when we discuss the elimination of extended viewing fees under the “no late fees” program, we are referring to their elimination at the stores described in the preceding two sentences. We will also continue to offer movie and game trading and our game concepts that were expanded in 2004; however, we do not plan to invest significant additional capital or marketing dollars to support these initiatives in 2005.

While we believe that these programs will give us a critical advantage in the highly competitive rental market, they also require significant investments. In particular, our online subscription initiatives necessitate considerable ongoing investments in order to increase our subscriber base and to facilitate our plan to begin fulfilling some BLOCKBUSTER Online orders from our stores in 2005. As such, we plan to invest approximately $120 million and incur significant capital expenditures in support of BLOCKBUSTER Online in 2005. During the first quarter of 2005, we also incurred approximately $50 million in initial marketing and implementation costs in connection with the launch of our “no late fees” program in the United States and Canada.

We believe that we are seeing favorable results from these new initiatives. Since our elimination of extended viewing fees under our “no late fees” program in the U.S. and Canada, we have experienced positive trends in our active member base for the first time in nearly two years. Our revenues for the first quarter of 2005 continued to increase driven by growth in sales of both movies and games. In addition, while our rental revenues were negatively impacted by the elimination of extended viewing fees under our “no late fees” program in the first quarter of 2005, a large portion of this decrease was offset by growth in base rental revenues resulting from positive trends in active members for the first time in nearly two years and the popularity of our in-store rental passes and online subscription services. We believe that these trends will continue to positively impact our rental revenue results; however, given the expected ramp-up rates for our new initiatives, we expect only moderate increases in total revenues during 2005. Based upon the favorable trends seen in rental activity discussed above, we believe that the movie rental industry will stabilize by the end of 2005. However, industry experts maintain differing viewpoints on the future of the movie rental industry but generally believe the decline will last longer than we currently anticipate. Our total revenues for 2005 could be negatively impacted to the extent that (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs during 2005; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) other factors cause rental trends to be weaker than anticipated; (iv) studios place further pricing or distribution pressures on the industry; (v) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected; or (vi) foreign exchange rates become less favorable.

During the first quarter of 2005, we also experienced a decline in our rental gross profit, which was partially attributable to the decline in rental revenues. The reduction in gross profit was further impacted by a decrease in gross margin due to product purchases and shipping costs to support our growing online business and the purchase of additional rental product during the fourth quarter of 2004 and the first quarter of 2005 in order to support product demands associated with the BLOCKBUSTER Movie Pass and our “no late fees” program.

In order to support our investment in these initiatives, we are aggressively reducing our operating expenses and capital expenditures. During the first quarter of 2005, we began implementing an aggressive cost-reduction strategy, which included a reduction in force and other measures targeted at reducing our operating expenses by approximately $70 million annually. We incurred approximately $2 million in severance costs during the first quarter of 2005 and expect to incur severance costs of approximately $4 million to $6 million in the second quarter of 2005 related to additional reductions in force. We expect our capital expenditures to decrease by over $130 million during 2005, as compared with 2004, primarily because the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. We expect total capital expenditures for 2005 to total approximately $150 million.

We also spent approximately $12.6 million during the first quarter of 2005 in conjunction with our efforts to purchase Hollywood Entertainment Corporation. On March 25, 2005, we announced that our equity and debt tender offers relating to the acquisition had expired in accordance with their terms. Our decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for us were Hollywood’s public filings and the unlikely resolution of our request for regulatory clearance on an acceptable timetable.

As a result of the efforts discussed above, excluding the impact of the impairment of goodwill and other long-lived assets and share-based compensation charges, and the initial marketing and implementation costs of our “end of late fees” program, we expect operating income in 2005 to be consistent with 2004 as a result of the growth in revenues and reduction in operating expenses discussed above.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the revenues generated by customer programs and incentives, useful lives and residual values of our rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, useful lives of our property and equipment, income taxes, share-based compensation, contingencies and impairment of our long-lived assets, including goodwill.

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, we implemented the “end of late fees” program. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee of $1.25. Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues will be reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

Rental Library Amortization

As discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful lives and residual values of our rental libraries due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. These changes in estimate related to the useful lives and residual values of our rental libraries reduced our cost of rental revenues by approximately $9.9 million, and net loss by approximately $6.0 million, or $0.03 per share, for the three months ended March 31, 2005. As our business continues to change as a result of our initiatives and market dynamics, we will continually evaluate the reasonableness of the estimates surrounding our rental library.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues.    Revenues increased $45.8 million, or 3.0%, from the first quarter of 2004 to the first quarter of 2005 primarily as a result of an increase in merchandise sales, which was partially offset by a decrease in rental revenues. The following is a summary of revenues by category:

	Three Months Ended March 31,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,105.3	71.4%	$1,151.0	76.6%	$(45.7)	(4.0)%
Merchandise sales	425.9	27.5%	330.9	22.0%	95.0	28.7%
Other revenues	17.7	1.1%	21.2	1.4%	(3.5)	(16.5)%

Total revenues	$1,548.9	100.0%	$1,503.1	100.0%	$45.8	3.0%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(5.5)%	(6.2)%	(3.3)%
Merchandise sales	17.2%	15.7%	18.8%
Total revenues	(0.4)%	(2.7)%	5.1%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects a net addition of 181 company-operated stores and the impact of favorable foreign exchange rates. This increase was partially offset by a slight decline in worldwide same-store revenues.

The decrease in overall worldwide same-store revenues was attributable to the continued decrease in domestic and international same-store rental revenues, offset partially by a significant increase in worldwide same-store merchandise sales driven by strong growth in both movie and game sales. The decline in our domestic same-store rental revenues was primarily attributable to the elimination of extended viewing fees in the first quarter of 2005 and was largely offset by positive trends in our active member base for the first time in nearly two years and an increase in rental transactions during the first quarter of 2005. The decrease in international same-store rental revenues was primarily due to competition from retail sales of DVDs and the impact of piracy.

Rental Revenues.    Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, we implemented the “end of late fees” program, which means that we no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at substantially all of our company-operated stores and approximately 550 participating franchise stores in the United States. Our Canadian operations also adopted a similar program at its company-operated stores across Canada, effective January 29, 2005. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product, if the product was available from us as a previously-rented product at the time of the rental. In addition, the price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee of $1.25. Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER stores.

Where our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period, revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Generally, when a customer keeps rental product beyond the initial rental period, the customer’s rental is successively continued for the same number of days and at the same price as the initial rental period, until such point as the product is returned or purchased under the terms of the membership agreement.

Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues will be reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

In order to provide our customers with new and innovative rental programs, we launched the BLOCKBUSTER Movie Pass, our store-based subscription movie rental offering, nationally during May 2004 and continue to offer game rental passes in our domestic stores. These rental passes allow customers to rent an unlimited number of titles during a month, having up to three out at a time (depending on the pass), for one price during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term. Under the terms of our in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass.

In addition, in order to more actively compete in the growing market for online rental subscription services, we launched BLOCKBUSTER Online, our online subscription service in the United States, in August 2004. Our U.K. operations launched its online subscription service in May 2004. These internet-based services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Additionally, BLOCKBUSTER Online subscribers receive two free in-store rental coupons each month that can be redeemed for movies or games. Like the BLOCKBUSTER Movie Pass, items can be returned at any time during the term of the pass. If a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of our online subscription membership agreement.

Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues. Such revenues are included in the same-store calculations since we expect this service to drive store revenues because, as discussed above, the monthly fee for the online subscription pass entitles the customer to two monthly in-store rentals. Additionally, we plan to begin fulfilling online orders with inventory from our store locations in 2005 and we also expect some degree of cannibalization due to current customers subscribing to the online pass.

Rental revenues decreased $45.7 million, or 4.0%, in the first quarter of 2005 as compared with the first quarter of 2004, due primarily to the elimination of extended viewing fees in the U.S. and Canada. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$69.6	6.3%	$201.3	17.5%	$(131.7)	(65.4)%
VHS EVF revenues	1.8	0.2%	36.2	3.1%	(34.4)	(95.0)%
DVD rental revenues	898.9	81.3%	668.0	58.1%	230.9	34.6%
DVD EVF revenues	25.7	2.3%	119.8	10.4%	(94.1)	(78.5)%

Total movie rental revenues	996.0	90.1%	1,025.3	89.1%	(29.3)	(2.9)%

Game rental revenues	107.0	9.7%	106.6	9.3%	0.4	0.4%
Game EVF revenues	2.3	0.2%	19.1	1.6%	(16.8)	(88.0)%

Total game rental revenues	109.3	9.9%	125.7	10.9%	(16.4)	(13.0)%

Total rental revenues	$1,105.3	100.0%	$1,151.0	100.0%	$(45.7)	(4.0)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(4.5)%	(5.1)%	(2.6)%
Game rental revenues	(14.8)%	(14.9)%	(14.2)%
Total rental revenues	(5.5)%	(6.2)%	(3.3)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 5.5% decrease in worldwide same-store rental revenues. This decrease was partially offset by the addition of company-operated stores and the impact of favorable foreign exchange rates. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the elimination of extended viewing fees in the U.S. and Canada in the first quarter of 2005 and the impact of continued competition from mass-merchant sales of retail DVDs. However, these trends were largely offset by growth in revenues from our strategic initiatives implemented in 2004 and 2005, including positive trends in our active member base for the first time in nearly two years, increased in-store rental transactions and incremental revenues from BLOCKBUSTER Online. Additionally, the rental market benefited from a quarter-over-quarter increase in the U.S. home video release schedule and additional advertising in the domestic market.

Movie Rental Revenues.    Movie rental revenues decreased $29.3 million, or 2.9%, in the first quarter of 2005 as compared with the first quarter of 2004. The decline in movie rental revenues primarily resulted from a $128.5 million decrease in extended viewing fees in the first quarter of 2005 as compared to the first quarter of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005.

However, we believe this program and the BLOCKBUSTER Movie Pass are attracting more rental customers and reinvigorating our movie rental market as evidenced by positive trends in our active member base for the first time in nearly two years and an increase in movie rental transactions of over 20% during the first quarter of 2005 as compared with the first quarter of 2004. These factors, along with increased sales of movie passes and fewer promotional discounts, largely offset the decrease in extended viewing fee revenues for the quarter. Total worldwide same-store movie rental revenues decreased 4.5% from the first quarter of 2004 to the first quarter of 2005, caused by the decrease in extended viewing fee revenue and continued competition from sales of DVDs as evidenced by strong growth in our retail movie sales during the first quarter of 2005. Movie rental revenues were also positively impacted by favorable foreign exchange rates and the addition of company-operated stores. As seen throughout 2004, DVD rental revenues increased as a percentage of total rental revenues from the first quarter of 2004 to the first quarter of 2005, as DVD penetration has continued to increase, while VHS rental revenues continued to decline.

As discussed in Note 4 to the consolidated financial statements, in the first quarter of 2005 we entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “end of late fees” program. Under the terms of the AVC, we agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “end of late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. As a result of the AVC, we deferred recognition of all revenues related to sales of non-returned product and restocking fees during the first quarter of 2005. Therefore, depending on the actual returns and credits granted, we expect to recognize up to $12 million of revenues related to these first quarter sales during the second quarter of 2005.

Due to the simultaneous availability of rental and retail product, the size of the video rental market has contracted. Based upon the favorable trends seen in rental activity discussed above, we believe that the movie rental industry will stabilize by the end of 2005. However, industry experts maintain differing viewpoints on the future of the movie rental industry but generally believe the decline will last longer than we currently anticipate. Additionally, for the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues, which we expect to be partially offset by growth in revenues resulting from increased store traffic resulting from the positive response to the “no late fees” program and sales growth from our strategic initiatives. To the extent that (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) other factors cause rental trends to be weaker than anticipated; (iv) studios place further pricing or distribution pressures on the industry; (v) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected; or (vi) foreign exchange rates become less favorable, our total revenues for 2005 could be negatively impacted.

Game Rental Revenues.    Game rental revenues decreased $16.4 million, or 13.0%, in the first quarter of 2005 as compared with the first quarter of 2004 due to a 14.8% decline in worldwide same-store game rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The significant decline in worldwide same-store game rental revenues occurred both domestically and internationally and was caused primarily by the elimination of extending viewing fees under our “no late fees” program in the U.S. and Canada during the first quarter of 2005. In addition, new game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles. Due to customers’ anticipation of the release of these new game platforms, we expect game rental revenues to be relatively flat for the remainder of 2005.

Merchandise Sales.    Merchandise sales increased $95.0 million, or 28.7%, in the first quarter of 2005 as compared with the first quarter of 2004, due to increased sales of movies and games. The following is a summary of merchandise sales by product category:

	Three Months Ended March 31,				Increase/(Decrease)
	2005		2004(1)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$6.6	1.5%	$6.9	2.1%	$(0.3)	(4.3)%
DVD sales	168.9	39.7%	140.0	42.3%	28.9	20.6%

Total movie sales	175.5	41.2%	146.9	44.4%	28.6	19.5%
Game sales	161.1	37.8%	93.8	28.3%	67.3	71.7%
General merchandise sales	89.3	21.0%	90.2	27.3%	(0.9)	(1.0)%

Total merchandise sales	$425.9	100.0%	$330.9	100.0%	$95.0	28.7%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(2)
Movie sales	17.9%	8.9%	38.7%
Game sales	32.4%	95.6%	15.5%
General merchandise sales	(1.1)%	(6.1)%	4.1%
Total merchandise sales	17.2%	15.7%	18.8%

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Changes in international same-store revenues do not include the impact of foreign exchange.

The significant increase in overall merchandise sales in the first quarter of 2005 as compared with the first quarter of 2004 occurred both domestically and internationally and was primarily due to a 17.2% increase in worldwide same-store merchandise sales, the addition of company-operated stores, including the addition of approximately 140 freestanding game stores, and the impact of favorable foreign exchange rates. Domestic same-store merchandise sales increased 15.7% during the quarter as compared with the first quarter of 2004 due primarily to significant growth in sales of new and traded games. The 18.8% increase in international same-store merchandise sales was driven by strong growth in sales of new and traded movies and games. Merchandise sales continued to grow as a percent of our business, representing 27.5% of total revenues in the first quarter of 2005, compared with 22.0% of total revenues in the first quarter of 2004.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, increased $28.6 million, or 19.5%, from the first quarter of 2004 to the first quarter of 2005 as a result of a 17.9% increase in worldwide same-store movie sales, the addition of company-operated stores and favorable foreign exchange rates. We experienced a 30.8% increase in overall unit sales of movies worldwide in the first quarter of 2005 as compared with the first quarter of 2004 which was primarily driven by a significant increase in unit sales of traded movies as a result of the implementation of trading in approximately 3,500 locations worldwide since the first quarter of 2004. In addition, we experienced an increase in new retail sales resulting from increased store traffic, advertising and promotions. While transactions increased substantially during the first quarter of 2005, the average retail selling price of movies decreased 8.6% as a result of the increased sales of traded movies. Traded movies generally have a lower average selling price than new retail product. We expect retail movie sales to continue to increase throughout 2005 as a result of our plans to offer movie trading in more stores during the year.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $67.3 million, or 71.7%, from the first quarter of 2004 to the first quarter of 2005, as a result of a 32.4% increase in worldwide same-store game sales, the addition of company-operated free-standing RHINO VIDEO GAMES® and GAMESTATION® stores and favorable foreign exchange rates.

Since the first quarter of 2004, we opened approximately 300 worldwide game store-in-store locations as well as began offering games trading in over 3,000 stores worldwide that do not have a game store-in-store concept. The store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. These factors, and the addition of new free-standing games stores, led to a 36.4% improvement in the overall unit sales of retail games worldwide in the first quarter of 2005 as compared with the first quarter of 2004. In addition, the overall average selling price of retail games increased 25.9% from the first quarter of 2004, driven primarily by a 58.6% increase in the average selling price of new games, including increased sales of premium-priced new releases, or “front-line” games. This increase was partially offset by the increased sales of traded games, which generally have a lower average selling price than new games. New game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles. During the first quarter of 2005, we began experiencing pricing pressure on existing titles as we believe customers do not see the long-term value in such purchases, thereby creating a tendency for customers to delay purchases of premium-priced games. However, the impact related to the anticipation of the new game platforms is expected to be offset by an increase in our retail game sales during 2005 as a result of growth from our store-in-store locations.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $0.9 million, or 1.0%, from the first quarter of 2004 to the first quarter of 2005 due primarily to a 1.1% decline in same-store general merchandise sales as a result of the discontinuation of sales of various movie-related products domestically during 2004 which was partially offset by increased sales of confections. This decrease in same-store revenues was partially offset by the impact of favorable foreign exchange rates.

Cost of Sales.    Cost of sales of $685.1 million in the first quarter of 2005 increased $105.6 million, or 18.2%, from $579.5 million in the first quarter of 2004, primarily as a result of the increase in revenues, as discussed above, and the changes in gross profit discussed below.

Gross Profit.    Gross profit of $863.8 million in the first quarter of 2005 decreased $59.8 million, or 6.5%, from $923.6 million in the first quarter of 2004. The decrease in gross profit was driven by a decrease in our gross margin to 55.8% in the first quarter of 2005 from 61.4% in the first quarter of 2004.

Rental Gross Profit.    Rental gross profit of $747.9 million in the first quarter of 2005 decreased $78.4 million, or 9.5%, from $826.3 million in the first quarter of 2004. The decrease in rental gross profit was primarily due to a $45.7 million reduction in our rental revenues and a decrease in our rental gross margin from 71.8% in the first quarter of 2004 to 67.7% in the first quarter of 2005. The decrease in our rental gross margin primarily occurred domestically and was due primarily to (i) product purchases and shipping costs to support the growing online business, which was partially offset by a change in our accounting estimates related to online inventory, and (ii) the purchase of additional rental product during the fourth quarter of 2004 and the first quarter of 2005 in order to support product demands associated with the BLOCKBUSTER Movie Pass and our “no late fees” program.

Merchandise Gross Profit.    Merchandise gross profit of $98.2 million in the first quarter of 2005 increased $22.1 million, or 29.0%, from merchandise gross profit of $76.1 million in the first quarter of 2004. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales. Merchandise gross margin of 23.1% in the first quarter of 2005 remained relatively flat as compared with the first quarter of 2004. Sales of traded movies and games, which generally have higher average gross margins than new retail product, increased as a percent of total merchandise sales to 17.3% in the first quarter of 2005 from 10.8% in the first quarter of 2004. The resulting increase in gross margin due to sales of traded product was offset by a decrease in gross margin on new retail sales as a result of promotional activities and pricing pressure from mass-merchant sales of retail DVDs.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and intangible amortization, were $935.9 million in the first quarter of 2005, an increase of $140.2 million, or 17.6%, from $795.7 million in the first quarter of 2004. Total operating expenses increased as a percentage of total revenues to 60.4% in the first quarter of 2005 from 52.9% in the first quarter of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $878.4 million in the first quarter of 2005, increased $144.0 million, or 19.6%, from $734.4 million in the first quarter of 2004. Selling, general and administrative expense as a percentage of total revenues increased to 56.7% in the first quarter of 2005 as compared with 48.9% in the first quarter of 2004. The change in selling, general and administrative expense in the first quarter of 2005 resulted from the following items:

•	Advertising expense, which includes online subscriber acquisition costs, increased $69.0 million, or 138.0%, reflecting approximately $47 million of advertising costs incurred for the national launch of the “no late fees” program in the first quarter of 2005 and increased spending for BLOCKBUSTER Online.

•	Compensation expense increased $54.4 million, or 16.2%, primarily due to additional store and corporate personnel needed to support our store growth and strategic initiatives such as trading, game store-in-stores and BLOCKBUSTER Online. The increase was also due to approximately $10 million of non-cash share-based compensation expense, the impact of increased foreign exchange rates, increasing payroll and insurance costs due to general inflation and approximately $2 million in severance costs as a result of a reduction-in-force during the first quarter of 2005. We expect to incur severance costs of approximately $4 million to $6 million in the second quarter of 2005 for additional reductions in force.

•	Occupancy costs increased $13.3 million, or 6.1%, primarily as a result the net addition of 181 company-operated stores, increased foreign exchange rates and the impact of general inflation on lease renewals.

•	Other corporate and store expenses increased $7.3 million, or 5.6%, due primarily to approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood and increased costs as a result of our divestiture from Viacom Inc. These additional costs were partially offset by reduced expenses related to decreased extended viewing fees and other strategic initiatives implemented in 2004.

Our focus in 2005 will be on reducing operating expenses, including a reduction in workforce and other overhead expenses. We expect these efforts to result in a $70 million reduction in our operating expenses from 2004 to 2005.

Our Chairman and Chief Executive Officer, John F. Antioco, is up for re-election to the Board at the 2005 Annual Meeting of Stockholders on May 11, 2005; however, the Board election is subject to a counter-solicitation to elect Carl C. Icahn and two other nominees instead of the Company’s three nominees, which include Mr. Antioco. As indicated in the Schedule 14A filed by Blockbuster with the SEC on April 27, 2005, Mr. Antioco has stated that should he not be re-elected to the Board, he would not plan to stay with Blockbuster. Under Mr. Antioco’s employment contract, he may terminate his employment for “good reason” by providing Blockbuster with written notice thereof. “Good reason” includes, among other things, the failure of Mr. Antioco to be appointed or elected to the Board of Directors and the position of Chairman of the Board. The contract also provides that we would have ten business days from the date of such notice to cure the “good reason” cause. Should our stockholders choose not to re-elect Mr. Antioco, the Board would need to determine in the exercise of its fiduciary duties whether it would be appropriate to re-appoint Mr. Antioco to the Board and to the position of Chairman, each of which is a requirement under the contract to cure the cause for good reason. In the event of a termination for good reason by Mr. Antioco in 2005, he would be entitled to receive, in addition to salary and accumulated deferred compensation through the date of termination (pro-rated, as applicable), the following: (i) his 2005 target bonus pro-rated from January 1, 2005 through the date of termination; (ii) a lump sum cash payment equal to the sum of his salary, deferred compensation level and target bonus for 2005, multiplied by the number of full and partial years remaining in his employment term; and (iii) continued medical benefits for the remainder of his employment term. In addition, any stock options held by Mr. Antioco would become immediately exercisable, and a portion of Mr. Antioco’s restricted stock units would vest and become payable. As indicated in a Schedule 14A filed by Blockbuster with the SEC on May 5, 2005, Mr. Antioco has stated that, if he is not elected to the Blockbuster Board at the Annual Meeting of Stockholders, he does not intend to remain with Blockbuster. As indicated in the same Schedule 14A, if Mr. Antioco is re-elected to the Blockbuster Board along with one or two dissident candidates, Mr. Antioco has stated that he intends to remain on the Board, but he is undecided as to whether or not he will remain as Chief Executive Officer. If these circumstances were to occur, it would result in the recognition of a one-time charge to compensation expense of approximately $55 million and a cash payment of approximately $45 million, both during the second quarter of 2005.

Depreciation Expense.    Depreciation expense of $56.9 million in the first quarter of 2005 decreased $3.9 million, or 6.4%, as compared with $60.8 million in the first quarter of 2004. The decrease was primarily the result of decreased property, plant and equipment balances associated with the increase of assets which are fully depreciated. This decrease was offset by increased foreign exchange rates and a net addition of 181 company-operated stores.

Operating Income (Loss).    Operating loss of $72.1 million in the first quarter of 2005 represents a decrease in operating income of $200.0 million, or 156.4%, from operating income of $127.9 million in the first quarter of 2004. This decrease was due to the changes discussed above. For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity, and increased focus on operating expense management. If the loss of revenues and operating income associated with the elimination of extended viewing fees is not offset as expected, our revenues and operating income could be adversely affected in 2005. Excluding the impact of the impairment of goodwill and other long-lived assets and share-based compensation charges, and the initial marketing and implementation costs of our “no late fees” program, we expect operating income in 2005 to be consistent with 2004 as a result of the growth in revenues and reduction in operating expenses discussed above.

Interest Expense.    Interest expense of $20.8 million in the first quarter of 2005 increased $16.2 million, or 352.2%, as compared with $4.6 million in the first quarter of 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to shareholders as a result of our divestiture from Viacom.

Benefit (Provision) for Income Taxes.    We recognized a benefit for income taxes of $36.2 million in the first quarter of 2005 as a result of the net loss incurred for the period, as compared with a provision of $9.0 million in the first quarter of 2004. The provision for income taxes in the first quarter of 2004 included a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for tax years January 1, 1997 through May 4, 2000. The effective tax rate for the first quarter of 2005 was 38.6% compared with an effective tax rate of 37.4%, excluding the $37.1 million tax benefit, in the first quarter of 2004.

Net Income (Loss).    Net loss of $57.5 million in the first quarter of 2005 represents a decrease in net income of $171.9 million, or 150.3%, from net income of $114.4 million in the first quarter of 2004. This decrease was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and video games, and we have positive operating cash flow because most of our revenues are received in cash and cash equivalents. Working capital requirements, rental library purchases and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including the additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months.

Capital Structure

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At March 31, 2005	At December 31, 2004
Credit facilities:
Term A loan, interest rate ranging from 4.5% to 5.1% at March 31, 2005	$7.5	$3.7
Term B loan, interest rate ranging from 5.0% to 5.6% at March 31, 2005	2.7	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	10.2	5.8
Current portion of capital lease obligations	18.9	19.7

	$29.1	$25.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At March 31, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate ranging from 4.8% to 5.1% at March 31, 2005	$75.0	$100.0
Term A loan, interest rate ranging from 4.5% to 5.1% at March 31, 2005	92.5	96.3
Term B loan, interest rate ranging from 5.0% to 5.6% at March 31, 2005	547.3	548.6
Senior subordinated notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	1,014.8	1,044.9
Capital lease obligations, less current portion	73.0	74.8

	$1,087.8	$1,119.7

As of March 31, 2005, $75.0 million of borrowings were outstanding under our revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. Our available borrowing capacity under the revolving credit facility totaled $246.4 million at March 31, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before our initial public offering, and $28.6 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at March 31, 2005 for borrowings under the credit facilities was 5.2%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

Subsequent to March 31, 2005, we borrowed an additional $100.0 million under our revolving credit facility to fund working capital requirements.

As of March 31, 2005, $300.0 million of principal was outstanding under our senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from

August 20, 2004, and is payable on March 1 and September 1 of each year beginning in 2005. The first interest payment was made on March 1, 2005. We may redeem all or a portion of the senior subordinated notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, we may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to the principal amount of the senior subordinated notes plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the senior subordinated notes, we are obligated to use our reasonable best efforts to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed or some holders of senior subordinated notes are not able to participate in the exchange offer for the senior subordinated notes, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. If this exchange offer for the senior subordinated notes is not completed or, if required, the shelf registration statement is not declared effective on or before May 18, 2005, we will be required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or the shelf registration statement is declared effective. We expect to file a registration statement with the SEC during the second quarter of 2005. As a result, we will incur additional interest expense of approximately $200,000 on the senior subordinated notes for the 90-day period subsequent to May 18, 2005.

The credit facilities and the senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make with respect to our common stock. Subject to these limitations, our board of directors is free to declare dividends, to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common stock. The credit facilities and the senior subordinated notes also require compliance with a maximum leverage ratio covenant and, additionally, the credit facilities require compliance with a minimum fixed charge coverage ratio covenant. At March 31, 2005, we were in compliance with all debt covenants.

On May 4, 2005, Blockbuster and the syndicate of lenders for the credit facilities agreed to amend the credit agreement in certain respects. As part of this amendment, our obligations with respect to maintaining a maximum leverage ratio and a minimum fixed charge coverage ratio were amended for the second and third quarters of 2005 for the leverage ratio and for the second, third and fourth quarters of 2005 for the fixed charge coverage ratio.

Principal payments on the credit facilities and senior subordinated notes based on outstanding borrowings as of March 31, 2005 are expected to be approximately $5.1 million in 2005, $20.5 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $171.3 million in 2009 and a total of $764.7 million in years thereafter.

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities decreased $82.6 million, or 42.7%, from $193.5 million for the first quarter of 2004 to $110.9 million for the first quarter of 2005. The decrease in operating cash flows resulted primarily from a $133.6 million decrease in net income as adjusted for non-cash items, such as depreciation and intangible amortization, rental library amortization and share-based compensation. This decrease was offset by changes in working capital, which used $75.6 million of cash during the first quarter of 2005 as compared with $175.9 million during the first quarter of 2004. These changes in working capital were primarily due to an increase in operating cash flows related to accrued expenses and other liabilities of $88.0 million in the first quarter of 2005 as compared with the first quarter of 2004, which was driven by the timing of payments and increases in deferred revenue. Rental amortization increased $32.0 million during the first quarter of 2005 as compared with the first quarter of 2004 as a result of an increase in product purchases, primarily in support of BLOCKBUSTER Online.

Investing Activities.    Net cash flow used for investing activities increased $32.9 million, or 14.5%, from $226.4 million for the first quarter of 2004 to $259.3 million for the first quarter of 2005. This increase was primarily due to a $47.3 million increase in rental library purchases during the first quarter of 2005 as compared with the first quarter of 2004. As a result of our elimination of extended viewing fees during the first quarter of 2005 and our growing online business, we invested in additional product in our stores and to support the online customer demand. These increases were partially offset by a $14.4 million decrease in cash used for capital expenditures. We expect our capital expenditures to continue to decrease during 2005, as compared with 2004, as the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. We expect total capital expenditures for 2005 to total approximately $150 million, which will be used primarily to support the investment in our online rental business.

Financing Activities.    Net cash flow used for financing activities for the first quarter of 2005 decreased $31.6 million, or 47.7%, from $66.2 million in the first quarter of 2004 as compared with $34.6 million in the first quarter of 2005. This change was primarily due to net repayments of long-term debt under our credit facility of $25.8 million during the first quarter of 2005, as compared with net repayments of long-term debt under our credit facility of $59.6 million for the first quarter of 2004.

Other Financial Measurements: Working Capital

At March 31, 2005, we had cash and cash equivalents of $145.3 million. Working capital, however, reflected a deficit of $345.4 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our overall strategies and our related initiatives and investments; our expectations with respect to the expected competitive and financial impact of these initiatives, in particular our “no late fees” program and online initiatives; our plans and expectations with respect to offsetting the costs associated with our initiatives; our purchasing arrangements; our expectations related to advertising, systems and infrastructure, and other expenses; our industry expectations; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program and our online and in-store subscription offerings, as well as our trading and games concepts;

(ii)	the impact of competitor pricing and product and service offerings;

(iii)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(iv)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(v)	our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives;

(vi)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(vii)	our ability to effectively and timely prioritize and implement our initiatives;

(viii)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control operating expenses;

(x)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(xi)	the application of existing and future accounting policies or interpretations of existing accounting policies, including without limitation the impact of accounting policies related to leases and our related restatement, any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or any interpretation issued in connection with SFAS 123R;

(xii)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with service, product and content providers on acceptable commercial terms;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of the Board of Directors of the Company, or a resulting loss of key management personnel of the Company; and

(xvi)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under this credit agreement totaled

$725.0 million at March 31, 2005, and the weighted-average interest rate for these borrowings was 5.2%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR would have a $7.3 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $19.7 million and $1.0 million, respectively, for the three months ended March 31, 2005, if foreign exchange rates in 2005 were consistent with 2004.

Our operations outside the United States constituted 32.1% and 29.0% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Our operations in Europe constituted 21.6% and 19.3% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

Item 4.    Controls and Procedures

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

As more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reported that it identified a material weakness in its internal control over financial reporting related to its accounting for leasehold improvements and funds received from landlords for leasehold improvements as of December 31, 2004. As a result, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures required by Exchange Act Rules 13a-15(b) or 15d-15(b).

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the remediation of the material weakness described below, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2005.

Changes in Internal Control over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in its internal control over financial reporting as described above that existed at December 31, 2004. Specifically, the Company:

(i)	enhanced its monitoring of developments surrounding the accounting for leases;

(ii)	revised its accounting policies and procedures with respect to estimated useful lives of leasehold improvements;

(iii)	revised its accounting policies and procedures regarding classification of tenant allowances; and

(iv)	restructured the department responsible for the accounting of property and equipment and leases to add additional oversight and staffing in this group.

Additionally, subsequent to March 31, 2005, the Company implemented PeopleSoft Financial Modules (“PeopleSoft”) a new enterprise resource planning (“ERP”) system which will serve as its general ledger of record going forward. The implementation of PeopleSoft materially impacted the Company’s internal control over financial reporting by providing more timely and accurate financial and accounting information, reducing certain manual processes and providing a flexible architecture to easily interface with other systems.

Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings is set forth in Note 4 to consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item	6. Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	Addendum to the Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2005 (6)

10.2	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (7)

10.3	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors (7)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005, and incorporated herein by reference.
(8)	Filed herewith.
(9)	Furnished herewith.

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

Date: May 10, 2005

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	Addendum to the Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2005 (6)

10.2	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (7)

10.3	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors (7)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005, and incorporated herein by reference.
(8)	Filed herewith.
(9)	Furnished herewith.