Form 10-Q
period 2005-06-30
BLOCKBUSTER INC
filed 2005-08-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Number of shares of common stock outstanding at August 5, 2005:

Class A common stock, par value $.01 per share: 117,814,793

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Restated		Restated
Revenues:
Base rental revenues	$999.5	$917.0	$2,075.0	$1,892.9
Extended viewing fee revenues	20.9	159.0	50.7	334.1

Total rental revenues	1,020.4	1,076.0	2,125.7	2,227.0
Merchandise sales	360.4	323.2	786.3	654.1
Other revenues	17.8	22.0	35.5	43.2

	1,398.6	1,421.2	2,947.5	2,924.3

Cost of sales:
Cost of rental revenues	343.3	297.5	700.7	622.2
Cost of merchandise sold	284.5	252.3	612.2	507.1

	627.8	549.8	1,312.9	1,129.3

Gross profit	770.8	871.4	1,634.6	1,795.0

Operating expenses:
General and administrative	705.3	685.4	1,464.7	1,369.8
Advertising	55.8	44.4	174.8	94.4
Depreciation and intangible amortization	68.2	62.3	125.7	123.6

	829.3	792.1	1,765.2	1,587.8

Operating income (loss)	(58.5)	79.3	(130.6)	207.2
Interest expense	(22.0)	(4.0)	(42.8)	(8.6)
Interest income	0.9	0.7	1.9	1.4
Other items, net	(1.3)	(0.4)	(3.1)	(1.0)

Income (loss) before income taxes	(80.9)	75.6	(174.6)	199.0
Benefit (provision) for income taxes	23.7	(27.0)	59.9	(36.0)

Net income (loss)	$(57.2)	$48.6	$(114.7)	$163.0

Net income (loss) per share:
Basic	$(0.31)	$0.27	$(0.62)	$0.90

Diluted	$(0.31)	$0.27	$(0.62)	$0.90

Weighted-average common shares outstanding:
Basic	183.7	181.1	183.7	181.0

Diluted	183.7	181.6	183.7	181.8

Cash dividends per common share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138.7	$330.3
Receivables, less allowances of $4.6 and $14.5 for 2005 and 2004, respectively	123.9	177.8
Merchandise inventories	412.2	516.6
Prepaid and other current assets	244.4	193.0

Total current assets	919.2	1,217.7
Rental library, net	491.2	457.6
Property and equipment, net	795.2	854.0
Deferred income taxes	180.1	87.0
Intangibles, net	31.4	34.5
Goodwill	1,140.6	1,138.5
Other assets	65.8	74.1

	$3,623.5	$3,863.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549.4	$721.8
Accrued expenses	625.0	697.3
Current portion of long-term debt	15.4	5.8
Current portion of capital lease obligations	18.8	19.7
Deferred income taxes	19.1	4.8

Total current liabilities	1,227.7	1,449.4
Long-term debt, less current portion	1,134.6	1,044.9
Capital lease obligations, less current portion	67.8	74.8
Other liabilities	243.2	231.4

	2,673.3	2,800.5

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 111.8 and 111.7 shares issued and outstanding for 2005 and 2004, respectively	1.1	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2005 and 2004	0.7	0.7
Additional paid-in capital	5,348.1	5,336.7
Retained deficit	(4,363.0)	(4,248.3)
Accumulated other comprehensive loss	(36.7)	(27.3)

Total stockholders’ equity	950.2	1,062.9

	$3,623.5	$3,863.4

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
		Restated
Cash flows from operating activities:
Net income (loss)	$(114.7)	$163.0
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and intangible amortization	125.7	123.6
Rental library amortization	450.8	371.4
Non-cash share-based compensation, net of excess tax benefit	21.4	—
Deferred taxes and other	(78.4)	38.0
Change in operating assets and liabilities:
Decrease in receivables	51.9	34.0
Decrease in merchandise inventories	94.5	9.1
Increase in prepaid and other assets	(52.7)	(89.3)
Decrease in accounts payable	(158.3)	(77.5)
Decrease in accrued expenses and other liabilities	(64.6)	(110.0)

Net cash flow provided by operating activities	275.6	462.3

Cash flows from investing activities:
Rental library purchases	(462.9)	(355.7)
Capital expenditures	(79.5)	(116.2)
Cash used for acquisitions, net	(1.4)	(15.3)
Proceeds from notes receivable and other	0.5	(0.1)

Net cash flow used for investing activities	(543.3)	(487.3)

Cash flows from financing activities:
Proceeds from credit agreement	175.0	70.0
Repayments on credit agreement	(75.0)	(120.0)
Net repayments on other notes and lines of credit	(0.7)	(22.4)
Net proceeds from the exercise of stock options	0.9	2.4
Cash dividends	(7.8)	(7.2)
Payment of debt financing costs	(1.3)	—
Capital lease payments	(10.7)	(10.2)

Net cash flow provided by (used for) financing activities	80.4	(87.4)

Effect of exchange rate changes on cash	(4.3)	2.2

Net decrease in cash and cash equivalents	(191.6)	(110.2)
Cash and cash equivalents at beginning of period	330.3	233.4

Cash and cash equivalents at end of period	$138.7	$123.2

Supplemental cash flow information:
Cash payments for interest	$39.0	$7.2
Cash payments for taxes	$12.9	$31.9
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$2.9	$9.0

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded movies, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise such as confections. During 2004, Blockbuster launched BLOCKBUSTER Online™, an online service offering rental of movies delivered by mail.

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

Beginning on January 1, 2005, Blockbuster implemented the “end of late fees” program, which means Blockbuster no longer charges extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at all of its company-operated BLOCKBUSTER® stores in the United States. Blockbuster’s

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Canadian operations also adopted a similar program at all of its company-operated stores across Canada, effective January 29, 2005. Under this new program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which in the United States is $1.25. Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores. Approximately 515 franchise stores in the United States are participating in the “end of late fees” program as of June 30, 2005.

Where the Company’s membership agreement provides that the customer pays for any continuations of rentals past the initial rental period, revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues are reduced by estimated amounts that the Company does not anticipate collecting based upon historical experience. As discussed in Note 4 below, in the first quarter of 2005 the Company entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “end of late fees” program. Under the terms of the AVC, the Company agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “end of late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. As a result of the AVC, the Company deferred recognition of all revenues related to sales of non-returned product and restocking fees during the first quarter of 2005. During the second quarter of 2005, the Company recognized approximately $9 million of revenues, which reflects an estimate for uncollectible accounts, related to the first quarter sales, for which the eligibility period had expired. The Company does not expect to recognize any additional revenues that were deferred in the first quarter of 2005 related to the AVC.

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

In mid-2004, the Company launched BLOCKBUSTER Online in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its online base stock (or “catalog”) inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimate related to the useful lives and residual values of online inventory reduced the Company’s cost of rental revenues for the three and six months ended June 30, 2005 by approximately $1.3 million and $8.4 million, respectively. These changes also reduced the Company’s net loss by approximately $0.8 million and $5.1 million, or $0 per share and $0.03 per share, respectively, for the three and six months ended June 30, 2005.

The combination of the launch of the BLOCKBUSTER Movie Pass® in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimate related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues for the three and six months ended June 30, 2005 by approximately $1.2 million and $4.0 million, respectively. This change also reduced the Company’s net loss by approximately $0.8 million and $2.5 million, or $0 per share and $0.01 per share, respectively, for the three and six months ended June 30, 2005.

The estimated useful lives and estimated residual values of the Company’s in-store new release DVDs and games and in-store new release and catalog VHS tapes remain unchanged. As the Company’s business continues to change as a result of its initiatives and market dynamics, the Company will continue to evaluate the reasonableness of the estimates surrounding its rental library.

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

Prior to the restatement, the Company amortized most store leasehold improvements over 10 years, based upon the Company’s estimate of the useful life of the assets and its expectation regarding lease renewals. The

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Company has determined that Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, requires the Company to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. The Company’s leases generally have a term of five to ten years and provide options to renew for between five to ten additional years.

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

The consolidated financial statements for the three and six months ended June 30, 2004 reflect the effects of this restatement. Following is a summary of the effects of these changes in the Company’s Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
General and administrative expense	$690.2	$(4.8)	$685.4	$1,379.3	$(9.5)	$1,369.8
Depreciation and intangible amortization	60.5	1.8	62.3	120.1	3.5	123.6
Operating expenses	795.1	(3.0)	792.1	1,593.8	(6.0)	1,587.8
Operating income	76.3	3.0	79.3	201.2	6.0	207.2
Income before income taxes	72.6	3.0	75.6	193.0	6.0	199.0
Provision for income taxes	(25.8)	(1.2)	(27.0)	(33.6)	(2.4)	(36.0)
Net income	46.8	1.8	48.6	159.4	3.6	163.0
Net income per share:
Basic	$0.26	$0.01	$0.27	$0.88	$0.02	$0.90
Diluted	$0.26	$0.01	$0.27	$0.88	$0.02	$0.90

Consolidated Statements of Cash Flows
Net cash flow provided by operating activities	N/A	N/A	N/A	$455.2	$7.1	$462.3
Net cash flow used for investing activities	N/A	N/A	N/A	(480.2)	(7.1)	(487.3)
Capital expenditures	N/A	N/A	N/A	(109.1)	(7.1)	(116.2)

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The Company’s decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were Hollywood’s public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. During the first quarter of 2005, the Company spent approximately $12.6 million in conjunction with its efforts to purchase Hollywood, which has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Severance Charges

For the three and six months ended June 30, 2005, the Company incurred severance costs of approximately $7.2 million and $9.2 million, respectively, as a result of involuntary employee terminations initiated as part of the Company’s focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2005, the remaining liability related to these termination benefits was approximately $3.9 million.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options and vesting of restricted shares and restricted share units only in periods in which such effect would have been dilutive on net income. Options to purchase approximately 7.5 million and 17.3 million shares of class A common stock were outstanding as of June 30, 2005 and 2004, respectively. Additionally, approximately 6.7 million restricted shares and restricted share units that are convertible into shares of common stock were outstanding as of June 30, 2005. Because their inclusion would be anti-dilutive, all stock options, restricted shares and restricted share units were excluded from the computation of the weighted-average shares for diluted EPS for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, 7.7 million stock options were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares for basic EPS	183.7	181.1	183.7	181.0
Incremental shares for stock options	—	0.5	—	0.8

Weighted-average shares for diluted EPS	183.7	181.6	183.7	181.8

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $36.7 million and $27.3 million as of June 30, 2005 and December 31, 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Restated		Restated
Net income (loss)	$(57.2)	$48.6	$(114.7)	$163.0
Foreign currency translation adjustment, net of tax	0.1	(1.3)	(9.4)	0.6

Total comprehensive income (loss)	$(57.1)	$47.3	$(124.1)	$163.6

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

Effective January 1, 2004, Blockbuster adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption of the expense recognition provisions of FIN 28, the unearned compensation expense was amortized on a straight-line basis over the vesting period. The adoption of the expense recognition provisions of FIN 28 was accounted for as a change in accounting principle under APB No. 20, Accounting Changes. However, because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2004. The cumulative effect of change in accounting principle was $23.1 million, net of tax, or $0.13 per share for the six months ended June 30, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

Effective October 1, 2004, Blockbuster adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized in the Consolidated Statements of Operations on an accelerated basis from the date of grant. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The following table shows Blockbuster’s net income for the three and six months ended June 30, 2004 had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years. These pro forma effects may also not be representative of expense recognized under SFAS 123R, which the Company adopted beginning October 1, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	Restated	Restated
Pro forma net income:
Reported net income	$48.6	$163.0
Less: Total share-based employee compensation expense determined under fair value based methods for all awards, net of related tax impact	(5.2)	(11.1)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	—	(23.1)

Pro forma net income	$43.4	$128.8

Net income per share:
Basic	$0.27	$0.90

Basic – pro forma	$0.24	$0.71

Diluted	$0.27	$0.90

Diluted – pro forma	$0.24	$0.71

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

The Company recognized a benefit for income taxes of $23.7 million in the second quarter of 2005 as a result of the net loss incurred for the period, as compared with a provision for income taxes of $27.0 million in the second quarter of 2004. The change in the Company’s effective tax rate from 35.7% in the second quarter of 2004 to 29.3% in the second quarter of 2005 was due to lower estimated earnings for full year 2005 and higher nondeductible expenses in 2005.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for tax years January 1, 1997 through May 4, 2000.

Recent Accounting Pronouncements

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Blockbuster has not yet completed evaluating the impact of the repatriation provisions, but it is estimated that the impact will not be material. Accordingly, as provided for in FSP 109-2, Blockbuster has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company expects to complete its evaluation in 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At June 30, 2005	At December 31, 2004
Credit facilities:
Term A loan, interest rate ranging from 5.6% to 6.0% at June 30, 2005	$11.3	$3.7
Term B loan, interest rate ranging from 5.7% to 6.4% at June 30, 2005	4.1	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	15.4	5.8
Current portion of capital lease obligations	18.8	19.7

	$34.2	$25.5

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At June 30, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate ranging from 5.4% to 6.0% at June 30, 2005	$200.0	$100.0
Term A loan, interest rate ranging from 5.6% to 6.0% at June 30, 2005	88.7	96.3
Term B loan, interest rate ranging from 5.7% to 6.4% at June 30, 2005	545.9	548.6
Senior subordinated notes, interest rate of 9.25% at June 30, 2005	300.0	300.0

Total long-term debt, less current portion	1,134.6	1,044.9
Capital lease obligations, less current portion	67.8	74.8

	$1,202.4	$1,119.7

As of June 30, 2005, $200.0 million of borrowings was outstanding under the revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. The available borrowing capacity under the revolving credit facility totaled $121.4 million at June 30, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before the Company’s initial public offering, and $28.6 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at June 30, 2005 for borrowings under the credit facilities was 5.9%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of June 30, 2005, $300.0 million of principal was outstanding under the senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The Company may redeem all or a portion of the senior subordinated notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to the principal amount of the senior subordinated notes plus an applicable “make- whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

September 1, 2007, subject to limitations under the credit facilities discussed below, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, the Company is required to pay additional interest on the senior subordinated notes of 0.25% per annum for the first 90-day period after May 18, 2005 and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until an exchange offer is completed or, if required, a shelf registration statement is declared effective. As a result, the Company began incurring additional interest expense of 0.25% per annum on the senior subordinated notes for the 90-day period subsequent to May 18, 2005. The Company expects to file a registration statement with respect to an exchange offer with the SEC during the third quarter of 2005. However, if the exchange offer is not completed or, if required, a shelf registration statement is not declared effective on or before August 18, 2005, the interest rate on the senior subordinated notes will increase an additional 0.25% per annum for the subsequent 90-day period, and for any additional subsequent 90-day period in which the exchange offer is not completed or, if required, a shelf registration statement has not been declared effective by the SEC, up to a maximum aggregate increase of 1% per annum.

The credit facilities require compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. Additionally, the credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that the Company may pay, (ii) the amount of the Company’s common stock that it may repurchase and (iii) the amount of other distributions that the Company may make in respect of its common stock. On May 4, 2005, Blockbuster and the syndicate of lenders for the credit facilities amended the credit agreement in certain respects (the “first amendment”). As part of the first amendment, the Company’s obligations with respect to maintaining a maximum leverage ratio were amended for the second and third quarters of 2005, and its obligations for maintaining a minimum fixed charge coverage ratio were amended for the second, third and fourth quarters of 2005. The Company paid a standard amendment fee in the second quarter of 2005 in connection with the first amendment.

On August 8, 2005, the Company obtained a further amendment to the credit agreement (the “second amendment”), which provides for a waiver of its second and third quarter leverage ratio covenant and its third quarter fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second quarter of 2005 that is contained in the second amendment, the Company would be in default of such covenant. The second amendment makes various changes to the credit agreement, which include:

(i)	modification of the applicable margins based on the applicable credit rating, from time to time, of the Company’s senior, secured, long-term indebtedness;

(ii)	granting the syndicate of lenders with a security interest in substantially all of the Company’s domestic assets (other than its real estate leasehold interests);

(iii)	increased obligations with respect to mandatory prepayments from asset sales;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness the Company may incur, the amount of franchisee indebtedness the Company may guarantee and the amount of investments, including investments in the Company’s foreign subsidiaries, it may make; and

(vi)	a restriction on the Company’s ability to repurchase subordinated debt with the proceeds of equity issuances.

The second amendment also provides for additional restrictions during the waiver period, which will end at the time the Company is required to deliver its 2005 audited financial statements, including:

(i)	compliance with minimum consolidated EBITDA and maximum capital expenditure covenants for the third and fourth quarters of 2005;

(ii)	restrictions on the Company’s ability to make additional revolving credit borrowings and mandatory prepayments of a portion of outstanding borrowings if the Company’s cash and cash equivalents are in excess of certain agreed amounts;

(iii)	additional reporting requirements;

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations on the amount of investments, including investments in its foreign subsidiaries, the Company may make; and

(vi)	prohibitions on certain acquisitions by the Company and its subsidiaries.

In connection with the second amendment, on August 8, 2005, the applicable margin for the Company’s borrowings under its credit facilities increased 50 basis points through the end of the waiver period, and the Company was required to pay a standard amendment fee.

Based upon projected operating results, the Company believes it will be in compliance with the applicable debt covenants through the waiver period and through June 30, 2006. Therefore, all amounts outstanding under the credit agreement have been classified as non-current as of June 30, 2005.

Assuming continued compliance with the covenants discussed above, the Company expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under its normal operations, including the additional spending on its initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. While the Company expects to be in compliance with all covenants in the future, the continued declines and uncertainty in the rental industry could adversely impact expected results for the remainder of 2005 as well as 2006. If the Company was not in compliance with the applicable debt covenants, it would be required to engage in negotiations with its syndicate of lenders in order to obtain further relief from its debt obligations and should these discussions prove unsuccessful, the Company would be required to search for alternative measures to finance current and ongoing obligations of its business.

Beginning with the year ending December 31, 2005, the Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 3—Stock and Share-Based Payments

As discussed in Note 1 above, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004 and SFAS 123R as of October 1, 2004. As a result of the adoption of SFAS 123R and the expense recognition provisions of FIN 28, compensation expense has been recognized on an accelerated basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations for all periods beginning after October 1, 2004. For the three and six months ended June 30, 2005, the Company recognized approximately $4.4 million and $8.9 million, respectively, of share-based compensation expense related to stock options and approximately $7.2 million and $12.8 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact unamortized compensation expense to be recognized in future periods.

For the six months ended June 30, 2005, there were no stock options granted to employees and 86,049 stock options were exercised and 552,878 stock options were cancelled. There were no restricted shares or restricted share units granted to employees and 600,613 restricted shares and restricted share units were cancelled during the six months ended June 30, 2005. As of June 30, 2005, 7,515,499 stock options and 8,449,728 restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of June 30, 2005 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)	Stock Options	Total
Six month period ended December 31, 2005	$12.3	$6.5	$18.8
Year ended December 31, 2006	13.1	6.7	19.8
Year ended December 31, 2007	4.0	2.3	6.3

Total	$29.4	$15.5	$44.9

(1)	Approximately 1.7 million restricted share units are payable in cash based on the fair value of the Company’s common stock at the vesting date. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of June 30, 2005. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of vesting.

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

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Blockbuster was a defendant in several lawsuits alleging claims regarding Blockbuster’s extended viewing fees policies. In January 2002, a Texas court entered a final judgment approving a national class settlement (the “Scott settlement”). The settlement has been upheld on appeal. Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 in connection with the settlement and is currently making certificates available to class members for rentals and discounts. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. There is one case still pending in the United States, Cohen v. Blockbuster, not completely resolved by the Scott settlement. The plaintiffs in Cohen assert common law and statutory claims for fraud and deceptive practices, unjust enrichment, and unlawful penalties regarding Blockbuster’s extended viewing fee policies. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for United States residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or have a Blockbuster membership with an arbitration clause. In the same order the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit, and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 9, 2004, Sheela Salazar and Alberto Vasquez filed a putative class action complaint against Blockbuster in Superior Court of California, Los Angeles County, on behalf of all hourly-paid California employees for a period starting July 9, 2000. The plaintiffs claim Blockbuster fails to pay overtime to its California hourly-paid employees in violation of California law, asserting fraud and violations of the California Labor Code, § 17200 of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

the California Business and Professions Code, and certain California Industrial Welfare Commission wage orders. Plaintiffs sought recovery of alleged unpaid money, wages, penalties, costs and attorney fees in an unstated dollar amount. Plaintiffs have asked the court to dismiss their claims without prejudice.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claims that she, and other store managers, were improperly classified as exempt employees and thus are owed overtime payments under the FLSA. Two additional named plaintiffs were added. Plaintiffs seek recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorneys fees. On March 14, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

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

Blockbuster is a defendant in several lawsuits arising out of its “end of late fees” program. On February 15, 2005, Anna Kane filed a putative class action against Blockbuster in Superior Court of New Jersey, Ocean County, alleging fraud, breach of contract, negligent misrepresentation, an unfair trade practice and a violation of the New Jersey consumer fraud laws regarding deceptive advertising. The suit seeks compensatory and injunctive relief. As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on February 18, 2005, Peter C. Harvey, New Jersey attorney general, filed a lawsuit against Blockbuster in Superior Court of New Jersey asserting a violation of the New Jersey consumer fraud statute. Blockbuster removed the case to U.S. District Court of New Jersey. On February 22, 2005, Thomas Tallarino filed a putative class action in Superior Court of California, Los Angeles County, alleging conversion and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to U.S. District Court, Central District of California. In February 2005, Gary Lustberg and Michael L. Galeno each filed a putative class action against Blockbuster in New York state court, each of which Blockbuster has removed to federal court in New York. These two New York suits allege breach of contract, unjust enrichment and a violation of New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 1, 2005, Steve Galfano filed a putative class action in Superior Court of California, Los Angeles County, alleging breach of express warranty, and a violation of California’s business and professions code as an unfair business practice and misleading advertising claims. The suit seeks equitable, injunctive, and compensatory relief. On March 4, 2005, Ronit Yeroushalmi filed a putative class action in the Superior Court of California, Los Angeles County, alleging fraud and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit also alleges unjust enrichment and seeks compensatory and punitive damages, injunctive relief and other equitable remedies. Blockbuster removed

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

the case to U.S. District Court, Central District of California. Also on March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging a violation of Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to U.S. District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to U.S. District Court, Central District of California. On April 11, 2005, Caleb Lucas-Hansen Marker filed an action in District Court of Ingham County, Michigan asserting a violation of Michigan consumer protection act and the advertising and pricing act. The suit seeks actual or alternatively statutory damages. Blockbuster moved to compel arbitration, the court agreed, and on July 25, 2005 dismissed the case with prejudice. On April 13, 2005, Kenneth W. Edwards filed a putative class action in District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit seeks actual damages and civil penalties. Blockbuster removed the case to U.S. District Court, Eastern District of Oklahoma. Blockbuster believes each of these claims is without merit and intends to vigorously defend itself.

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

The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $12.5 million and $36.0 million for the three and six months ended June 30, 2004, respectively. All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated Initial Public Offering and Split-Off Agreement with Viacom. As of June 30, 2005, the Company’s net receivable from Viacom in conjunction with these and other related divestiture agreements totaled approximately $2.0 million, which has been included in “Other current assets” on the Consolidated Balance Sheets.

Note 6—Impairment of Long-Lived Assets

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. During the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. The resulting impairment charge of approximately $9.2 million has been included in “Depreciation and intangible amortization” in the Consolidated Statements of Operations for the three and six months ended June 30, 2005.

Note 7—Subsequent Events

Subsequent to June 30, 2005, the Compensation Committee of the Company’s Board of Directors approved awards of restricted stock or restricted stock units to approximately 400 employees. The Company’s CEO is subject to the terms of his employment agreement and as such is not included in these awards. Absent any further action by the Compensation Committee, the awards will be made on August 19, 2005. Blockbuster’s compensation packages are designed to retain the most qualified workforce while aligning their interests with those of Blockbuster stockholders. With respect to the portion of the new awards approved for 27 senior managers, seventy percent of the target award will be granted only if certain performance targets are met. At the midpoint of the range of how many performance-based shares can be earned, the awards for the group of senior managers represent approximately one-third of the total awards approved by the Compensation Committee. The remaining awards are for approximately 370 employees who are not in the group of senior managers; these awards vest over a four-year period. Since the Company expenses all share-based compensation, the fair value of all awards will be recorded as a charge to income which is currently estimated to be between approximately $20 and $25 million, beginning in the third quarter of 2005 and continuing through fiscal 2009. The ultimate expense to be recognized over this period is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		Restated		Restated
Statement of Operations Data:
Revenues	$1,398.6	$1,421.2	$2,947.5	$2,924.3
Cost of sales	627.8	549.8	1,312.9	1,129.3

Gross profit	770.8	871.4	1,634.6	1,795.0
Operating expenses	829.3	792.1	1,765.2	1,587.8

Operating income (loss)	(58.5)	79.3	(130.6)	207.2
Interest expense	(22.0)	(4.0)	(42.8)	(8.6)
Interest income	0.9	0.7	1.9	1.4
Other items, net	(1.3)	(0.4)	(3.1)	(1.0)

Income (loss) before income taxes	(80.9)	75.6	(174.6)	199.0
Benefit (provision) for income taxes	23.7	(27.0)	59.9	(36.0)

Net income (loss)	$(57.2)	$48.6	$(114.7)	$163.0

Cash Flow Data:
Cash flow provided by operating activities	N/A	N/A	$275.6	$462.3
Cash flow used for investing activities	N/A	N/A	$(543.3)	$(487.3)
Cash flow provided by/(used for) financing activities	N/A	N/A	$80.4	$(87.4)

Margins:
Rental margin (1)	66.4%	72.4%	67.0%	72.1%
Merchandise margin (2)	21.1%	21.9%	22.1%	22.5%
Gross margin (3)	55.1%	61.3%	55.5%	61.4%

Worldwide Store Data:
Same-store revenues decrease (4)	(4.7)%	(2.9)%	(2.5)%	(5.1)%
Total system-wide stores at end of period	9,119	8,974	9,119	8,974

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,100 stores in the United States, its territories and 24 other countries as of June 30, 2005. The second quarter of 2005, and especially the month of June, proved to be particularly challenging for the entire in-store home video rental industry due to a weak home video release schedule and other negative industry trends. These negative trends, which include increased competition for consumers’ leisure time from other forms of entertainment, competition from online rentals and retail mass merchants and competition from piracy in certain international markets, have caused the in-store video rental industry to continue to contract. Given our actual results from the second quarter of 2005, the unexpected rate of growth in the online rental industry during 2005 and a forecast for the continuation of a weak home video release schedule, we believe that the in-store movie rental industry is currently declining at a faster rate than we had previously anticipated. In contrast to the in-store video rental industry, we believe that the overall video rental industry appears to be stabilizing due to stronger than predicted growth in the online rental industry, an industry in which we have become a major participant.

Over the past eighteen months, we have focused on an investment strategy that we believe is essential to confront the significant challenges facing our industry. Specifically, we have invested in various strategic initiatives, which we believe will help offset our declining movie rental revenues, add incremental future revenues and support future profitability growth. These initiatives include the “end of late fees” program in the U.S. and Canada, BLOCKBUSTER Online, in-store subscription programs, movie and game trading and expanded game concepts.

Our second quarter results reflect the challenges facing the in-store rental industry as well as encouraging results from our strategic initiatives. The success of our strategic initiatives in the second quarter of 2005 can be evidenced by several positive trends, including:

•	The elimination of extended viewing fees, which accounted for almost 15% of our rental revenues in the second quarter of 2004, was largely offset by revenue growth from our strategic initiatives. This growth can be attributed to an increase in popularity of our in-store rental passes, substantial increases in online subscribers, and positive consumer response to the “no late fees” program, all of which led to over a 10% increase in rental transactions during the second quarter of 2005. Additionally, the active member trends in our domestic company-operated stores are significantly better than those in our domestic franchise stores that have not eliminated extended viewing fees. As a result of these factors, our base rental revenues, which consist of online and in-store rentals and exclude extending viewing fees, increased 9% from the second quarter of 2004 to the second quarter of 2005.

•	BLOCKBUSTER Online passed the one million subscriber mark while also improving on important business metrics. Therefore, we still believe BLOCKBUSTER Online is on track to meet its goal of two million subscribers by the end of the first quarter 2006, at which time we believe we will be able to choose to operate BLOCKBUSTER Online at a profit or further accelerate our subscriber acquisition efforts. During the first half of 2005, BLOCKBUSTER Online added approximately the same number of net subscribers as its largest competitor. In addition, during the second quarter of 2005, we began fulfilling some BLOCKBUSTER Online orders through inventory from certain company-operated and franchise store locations with plans to expand this fulfillment process through the remainder of 2005. We believe this integrated approach, which melds our online and in-store capabilities, will allow us to get movies to customers faster while also enabling us to use our existing in-store labor, product and real estate resources to reduce overall costs.

•	Total retail sales in the second quarter of 2005 increased 11.5% as compared with the second quarter of 2004. This increase was driven by an over 20% increase in worldwide retail unit sales of movies and games during the second quarter of 2005, resulting from the popularity of our movie and game trading initiatives, expanded game concepts and increased store traffic driven by our new rental offerings.

While we firmly believe that these programs will give us a critical advantage in the highly competitive rental industry, they also require us to make significant investments, which, when combined with the decline in the in-store rental industry during the second quarter of 2005, have negatively impacted our gross profit, operating expenses and cash flow.

During the second quarter of 2005, we experienced a significant decline in our rental gross profit as a result of a decline in our rental gross margin and a reduction in rental revenues from the first half of 2004. The decrease in rental gross margin resulted from several factors, including (i) lower gross margin results from BLOCKBUSTER Online caused by the increased product purchases necessary to grow the business and the inclusion of shipping costs from the online business in cost of rental revenues and (ii) the combination of decreasing revenues per transaction and increasing product purchases, both resulting from the launch of BLOCKBUSTER Movie Pass and our “no late fees” program. These additional in-store rental product purchases were required to support increased product demand resulting from our new rental offerings.

In light of the difficult environment in which we are operating and in order to support the investment in our initiatives, we are aggressively reducing our operating expenses and capital expenditures. During the first six months of 2005, we implemented an aggressive cost-reduction strategy, which included a reduction in force and other measures targeted at reducing our operating expenses by approximately $70 million annually. We incurred approximately $9.2 million in severance costs during the first six months of 2005 as a result of implementing this plan. We expect our capital expenditures to decrease by over $130 million during 2005, as compared with 2004, primarily because the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. Therefore, we expect capital expenditures for 2005 to total approximately $150 million.

As discussed above, the faster than expected decline of the in-store rental industry that occurred primarily during the month of June negatively impacted our financial results and, in turn, our ability to comply with the leverage ratio covenant contained in the first amendment to our credit agreement dated May 4, 2005. Therefore, as more fully described under “—Liquidity and Capital Resources,” on August 8, 2005, we obtained an amendment to the credit facility, which provides for covenant relief in exchange for certain additional restrictions and increased interest rates, among other things. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second quarter of 2005, we would be in default of such covenant.

For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues, which we expect to be largely offset by growth in revenues resulting from increased store traffic, positive response to the “no late fees” program and sales growth from our strategic initiatives. Our total revenues for 2005 could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumer’s leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected; (v) the home video release schedule is weaker than anticipated; (vi) foreign exchange rates become less favorable or (vii) other factors cause rental trends to be weaker than anticipated.

We had previously stated that we expected operating income in 2005 to be consistent with 2004. Our expectation was based upon a forecasted growth in revenues and reduction in operating expenses and excluded the impact of the impairment of goodwill and other long-lived assets, share-based compensation charges and the initial marketing and implementation costs of our “no late fees” program. As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income to be consistent with 2004, and we are unable to forecast quarterly and annual results for 2005 with reasonable certainty. Accordingly, we are withdrawing our previous guidance for 2005.

We believe that the continuation of overall industry weakness will adversely impact our performance during the third quarter of 2005. Results of operations are expected to improve in the fourth quarter of 2005, supported by a more favorable release schedule, significantly lower operating costs, including lower operating income impact year over year from BLOCKBUSTER Online, and growth in active members.

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

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, we implemented the “end of late fees” program in certain markets. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from us as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which in the United States is $1.25. Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues will be reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

Rental Library Amortization

As discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful life and residual value of our rental libraries due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. These changes in estimate related to the useful lives and residual values of our rental libraries reduced our cost of rental revenues by approximately $2.5 million, and net loss by approximately $1.6 million, or $0.01 per share, for the three months ended June 30, 2005 and reduced our cost of rental revenues by approximately $12.4 million, and net loss by approximately $7.6 million, or $0.04 per share, for the six months ended June 30, 2005. As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues.    Revenues decreased $22.6 million, or 1.6%, from the second quarter of 2004 to the second quarter of 2005 primarily as a result of a decrease in rental revenues which was partially offset by an increase in merchandise sales. The following is a summary of revenues by category:

	Three months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,020.4	73.0%	$1,076.0	75.8%	$(55.6)	(5.2)%
Merchandise sales	360.4	25.8%	323.2	22.7%	37.2	11.5%
Other revenues	17.8	1.2%	22.0	1.5%	(4.2)	(19.1)%

Total revenues	$1,398.6	100.0%	$1,421.2	100.0%	$(22.6)	(1.6)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(6.6)%	(6.6)%	(6.8)%
Merchandise sales	1.8%	0.6%	3.0%
Total revenues	(4.7)%	(5.5)%	(2.9)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall revenues was primarily the result of a 4.7% decline in worldwide same-store revenues, which was partially offset by the addition of company-operated stores and the impact of favorable foreign exchange rates. The decrease in overall same-store revenues occurred both domestically and internationally and was primarily attributable to the continued decrease in same-store rental revenues. The overall decline in same-store rental revenues was offset partially by an increase in both domestic and international same-store merchandise sales driven by strong growth in game sales.

Rental Revenues.    Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, we implemented the “end of late fees” program, which means that we no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at all of our company-operated BLOCKBUSTER stores in the United States. Our Canadian operations also adopted a similar program at its company-operated stores across Canada, effective January 29, 2005. In this Management’s Discussion and Analysis, when we discuss the elimination of extended viewing fees under the “no late fees” program, we are referring to their elimination at the stores described in the preceding two sentences. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from us as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer receives a full credit to his or her account, less a minimal restocking fee, which in the United States is $1.25. Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER stores. Approximately 515 of our franchise stores in the United States are participating in the “end of late fees” program as of June 30, 2005.

Where the “no late fees” program does not apply and our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period, revenues generated from rental transactions include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

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

In addition, in order to more actively compete in the growing market for online rental subscription services, we launched BLOCKBUSTER Online, our online subscription service in the United States, in August 2004. Our U.K. operations launched its online subscription service in May 2004. These internet-based services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. Like the BLOCKBUSTER Movie Pass, items can be returned at any time during the term of the pass. If a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of our online subscription membership agreement. Additionally, BLOCKBUSTER Online subscribers receive two free in-store rental coupons each month that can be redeemed for movie or game rentals, which are subject to the applicable in-store rental terms.

Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues. Such revenues are included in the same-store calculations since we expect this service to drive store revenues because, as discussed above, the monthly fee for the online subscription pass entitles the customer to two monthly in-store rentals. Additionally, we began fulfilling some online rentals through inventory from certain company-operated and franchise store locations in the second quarter of 2005 and plan to expand this fulfillment process through the remainder of 2005. We also incurred some degree of cannibalization due to current in-store customers subscribing to the online pass.

Rental revenues decreased $55.6 million, or 5.2%, from the second quarter of 2005 as compared with the second quarter of 2004, due to decreased rental revenues from both movies and games. The following is a summary of rental revenues by product category:

	Three months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$46.5	4.6%	$156.5	14.5%	$(110.0)	(70.3)%
VHS EVF revenues	1.3	0.1%	26.9	2.5%	(25.6)	(95.2)%
DVD rental revenues	844.5	82.7%	660.0	61.3%	184.5	28.0%
DVD EVF revenues	17.9	1.8%	114.6	10.7%	(96.7)	(84.4)%

Total movie rental revenues	910.2	89.2%	958.0	89.0%	(47.8)	(5.0)%

Game rental revenues	108.5	10.6%	100.5	9.4%	8.0	8.0%
Game EVF revenues	1.7	0.2%	17.5	1.6%	(15.8)	(90.3)%

Total game rental revenues	110.2	10.8%	118.0	11.0%	(7.8)	(6.6)%

Total rental revenues	$1,020.4	100.0%	$1,076.0	100.0%	$(55.6)	(5.2)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(6.5)%	(6.4)%	(6.7)%
Game rental revenues	(7.8)%	(7.9)%	(7.3)%
Total rental revenues	(6.6)%	(6.6)%	(6.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 6.6% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the elimination of extended viewing fees in the U.S. and Canada in 2005. However, these trends were largely offset by growth in base rental revenues from our strategic initiatives implemented in 2004 and 2005 through growth in the popularity of our in-store and online rental passes and increased frequency of visits by our active member base.

Movie Rental Revenues.    Movie rental revenues decreased $47.8 million, or 5.0%, in the second quarter of 2005 as compared with the second quarter of 2004. The decline in movie rental revenues primarily resulted from a $122.3 million decrease in extended viewing fees in the second quarter of 2005 as compared to the second quarter of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. However, we believe that the changes we have made in our business, including the elimination of extended viewing fees and the launch of both BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, are attracting more rental customers and reinvigorating our movie rental market as evidenced by a 19.7% increase in domestic movie rental transactions and an increase in the frequency of visits from our domestic active members during the second quarter of 2005 as compared with the second quarter of 2004. These factors, combined with a significant reduction in promotional credits in conjunction with the elimination of extended viewing fees, largely offset the decrease in extended viewing fee revenues for the quarter. Total worldwide same-store movie rental revenues decreased 6.5% from the second quarter of 2004 to the second quarter of 2005, caused by the decrease in extended viewing fee revenues, the weak home video release schedule, competition for consumers’ leisure time from other forms of entertainment, piracy in certain international markets and continued competition from retail sales of DVDs. This decrease in same-store movie rental revenues was partially offset by the impact of favorable foreign exchange rates.

As discussed in Note 4 to the consolidated financial statements, in the first three months of 2005 we entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “end of late fees” program. Under the terms of the AVC, we agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “end of late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. As a result of the AVC, we deferred recognition of all revenues related to sales of non-returned product and restocking fees during the first three months of 2005. During the second quarter of 2005, we recognized approximately $9 million of revenues, which reflects an estimate for uncollectible accounts, related to the first quarter sales, for which the eligibility period had expired. We do not expect to recognize any additional revenues that were deferred in the first quarter of 2005 related to the AVC.

Due to the simultaneous availability of rental and retail product, increased competition for consumers’ leisure time from other forms of entertainment and competition from online rentals, the size of the in-store video rental industry continues to contract. We believe that the overall video rental industry appears to be stabilizing due to stronger than predicted growth in the online rental industry, an industry in which we have become a major participant. We had originally believed that the in-store movie rental industry would stabilize by the end of 2005. However, given our actual results from the second quarter of 2005, the unexpected rate of growth in the online industry during 2005 and a forecast for the continuation of a weak home video release schedule, we believe that the in-store movie rental industry is currently declining at a faster rate than we had previously anticipated. Additionally, for the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues, which we expect to be partially offset by growth in revenues resulting from increased store traffic resulting from the positive response to the “no late fees” program and sales growth from our strategic initiatives. Our total revenues for 2005 could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumer’s leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected; (v) the home video release schedule is weaker than anticipated; (vi) foreign exchange rates become less favorable or (vii) other factors cause rental trends to be weaker than anticipated.

Game Rental Revenues.    Game rental revenues decreased $7.8 million, or 6.6%, in the second quarter of 2005 as compared with the second quarter of 2004 due to a 7.8% decline in worldwide same-store game rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates. The decline in worldwide same-store game rental revenues primarily resulted from a $15.8 million decrease in extended viewing fees in the second quarter of 2005 as compared with the second quarter of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. In addition, new game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles. These trends were partially offset by a substantial increase in same-store sales of previously played games from the second quarter of 2004 to the second quarter of 2005 due, in part, to the addition of approximately 230 worldwide game store-in-store locations. In addition, we believe customers are viewing the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new platforms.

Merchandise Sales.    Merchandise sales increased $37.2 million, or 11.5%, in the second quarter of 2005 as compared with the second quarter of 2004, due to increased sales of games, which was partially offset by decreased movie and general merchandise sales. The following is a summary of merchandise sales by product category:

	Three months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$4.5	1.2%	$5.8	1.8%	$(1.3)	(22.4)%
DVD sales	126.1	35.0%	138.9	43.0%	(12.8)	(9.2)%

Total movie sales	130.6	36.2%	144.7	44.8%	(14.1)	(9.7)%
Game sales	145.9	40.5%	93.4	28.9%	52.5	56.2%
General merchandise sales	83.9	23.3%	85.1	26.3%	(1.2)	(1.4)%

Total merchandise sales	$360.4	100.0%	$323.2	100.0%	37.2	11.5%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(13.7)%	(14.4)%	(12.2)%
Game sales	33.6%	87.5%	16.4%
General merchandise sales	(6.0)%	(9.9)%	(1.9)%
Total merchandise sales	1.8%	0.6%	3.0%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The increase in overall merchandise sales in the second quarter of 2005 as compared with the second quarter of 2004 occurred both domestically and internationally and was primarily due to the addition of company-operated stores, including the addition of approximately 100 freestanding game stores, the impact of favorable foreign exchange rates and a 1.8% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales was driven by strong growth in sales of new and traded games and was partially offset by significant declines in worldwide same-store movie sales. Merchandise sales continued to grow as a percent of our business, representing 25.8% of total revenues in the second quarter of 2005, compared with 22.7% of total revenues in the second quarter of 2004.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, decreased $14.1 million, or 9.7%, from the second quarter of 2004 to the second quarter of 2005 as a result of a 13.7% decrease in worldwide same-store movie sales. These decreases were partially offset by the addition of company-operated stores and favorable foreign exchange rates. The decline in worldwide same-store movie sales occurred domestically and internationally and was generally the result of a weak home video release schedule for titles with ownership appeal and continued competition from mass-merchant sales of DVDs and increased sales of previously rented product which compete with our new retail sales. We experienced a 6.7% increase in overall unit sales of movies worldwide in the second quarter of 2005 as compared with the second quarter of 2004, which was driven by a significant increase in unit sales of traded movies as a result of the implementation of trading in approximately 2,850 locations worldwide since the second quarter of 2004 but offset by a decline in unit sales of new movies. While total retail movie transactions increased during the second quarter of 2005, our average retail selling price of movies decreased 15.4% as a result of the increased sales of traded movies. Traded movies generally have a lower average selling price than new retail product.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $52.5 million, or 56.2%, from the second quarter of 2004 to the second quarter of 2005, as a result of a 33.6% increase in worldwide same-store game sales, the addition of company-operated free-standing RHINO VIDEO GAMESTM and GAMESTATION® stores and favorable foreign exchange rates. Since the second quarter of 2004, we opened approximately 230 worldwide game store-in-store locations as well as began offering games trading in approximately 2,700 stores worldwide that do not have a game store-in-store concept. The store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. These factors, and the addition of new free-standing games stores, led to a 59.5% improvement in the overall unit sales of retail games worldwide in the second quarter of 2005 as compared with the second quarter of 2004. While total transactions of new and traded games increased significantly during the second quarter of 2005, the average retail selling price of games decreased 2.1% driven primarily by the increased sales of traded games, which generally have a lower average selling price than new games, and pricing pressure in international markets. New game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $1.2 million, or 1.4%, from the second quarter of 2004 to the second quarter of 2005 due primarily to a 6.0% decline in same-store general merchandise sales. The decrease in same-store general merchandise sales was caused primarily by the discontinuation of sales of various movie-related products domestically during 2004, which was offset partially by favorable foreign exchange rates and the addition of company-operated stores.

Cost of Sales.    Cost of sales of $627.8 million in the second quarter of 2005 increased $78.0 million, or 14.2%, from $549.8 million in the second quarter of 2004, primarily as a result of the changes in gross profit discussed below.

Gross Profit.    Gross profit of $770.8 million in the second quarter of 2005 decreased $100.6 million, or 11.5%, from $871.4 million in the second quarter of 2004. The decrease in gross profit was driven by a decrease in our gross margin to 55.1% in the second quarter of 2005 from 61.3% in the second quarter of 2004, a reduction in total revenues and the shift in our revenues from higher margin rental revenues to lower margin merchandise sales.

Rental Gross Profit.    Rental gross profit of $677.1 million in the second quarter of 2005 decreased $101.4 million, or 13.0%, from $778.5 million in the second quarter of 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 72.4% in the second quarter of 2004 to 66.4% in the second quarter of 2005 and a $55.6 million reduction in our rental revenues. The decrease in our rental gross margin primarily occurred domestically and was due to the following factors:

•	We launched BLOCKBUSTER Online in August 2004. This business generates lower gross margin than our domestic rental business, because of the inclusion of shipping costs from our online business in cost of rental revenues and the charging of a fixed fee for multiple rentals. During the second quarter of 2005, our rental gross margin was further impacted by the increased level of product purchases necessary to grow the online business.

•	During 2004 and 2005, we introduced two new programs that substantially changed our rental proposition. First, during May 2004 we launched the BLOCKBUSTER Movie Pass nationally, which charges a fixed fee for multiple rentals. Second, we implemented the “no late fees” program in the U.S. and Canada in January 2005, which resulted in a significant decrease in rental revenues without a corresponding decrease in rental transactions. We believe that each of these new programs has resulted in increased in-store transactions and, in order to support this new product demand, we purchased additional rental library product during the fourth quarter of 2004 and the first six months of 2005. Additionally, our rental product purchases have historically been based upon various factors, including the strength of box office revenues for a particular title. During the second quarter of 2005, the titles released to home video generated less box office revenue than titles released in the same period of 2004; however, our demand for product increased as discussed above. These changes resulted in our purchasing more product relative to strength of box office revenues than in prior periods.

The combination of decreasing revenues per transaction and increasing product purchases, each of which resulted from the launch of BLOCKBUSTER Movie Pass and our “no late fees” program, caused a significant decrease in the profitability of each rental transaction to our business from the second quarter of 2004 to the second quarter of 2005.

Merchandise Gross Profit.    Merchandise gross profit of $75.9 million in the second quarter of 2005 increased $5.0 million, or 7.1%, from merchandise gross profit of $70.9 million in the second quarter of 2004. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales. Merchandise gross margin of 21.1% in the second quarter of 2005 remained relatively flat as compared with merchandise gross margin of 21.9% in the second quarter of 2004. Sales of traded movies and games, which generally have higher average gross margins than new retail product, increased as a percent of total merchandise sales to 21.3% in the second quarter of 2005 from 12.6% in the second quarter of 2004. The resulting increase in gross margin due to sales of traded product was offset by a decrease in gross margin on new retail sales as a result of promotional activities, pricing pressure from mass-merchant sales of retail DVDs and reduced sales prices on new retail games in international markets.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $829.3 million in the second quarter of 2005, an increase of $37.2 million, or 4.7%, from $792.1 million in the second quarter of 2004. Total operating expenses increased as a percentage of total revenues to 59.3% in the second quarter of 2005 from 55.7% in the second quarter of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $761.1 million in the second quarter of 2005, increased $31.3 million, or 4.3%, from $729.8 million in the second quarter of 2004. Selling, general and administrative expense as a percentage of total revenues increased to 54.4% in the second quarter of 2005 as compared with 51.4% in the second quarter of 2004. The change in selling, general and administrative expense in the second quarter of 2005 resulted from the following items:

•	Compensation expense increased $29.1 million, or 8.8%, due to approximately $11.4 million of non-cash share-based compensation expense, approximately $7.2 million in severance costs as a result of a reduction-in-force during the second quarter of 2005, the impact of increased foreign exchange rates and additional store and corporate personnel needed to support our store growth and strategic initiatives such as game store-in-stores and BLOCKBUSTER Online. These increased costs were offset by labor savings as a result of our cost-saving initiatives.

Subsequent to June 30, 2005, the Compensation Committee of our Board of Directors approved awards of restricted stock or restricted stock units to approximately 400 employees. Our CEO is subject to the terms of his employment agreement and as such is not included in these awards. Absent any further action by the Compensation Committee, the awards will be made on August 19, 2005. Blockbuster’s compensation packages are designed to retain the most qualified workforce while aligning their interests with those of Blockbuster stockholders. With respect to the portion of the new awards approved for 27 senior managers, seventy percent of the target award will be granted only if certain performance targets are met. At the midpoint of the range of how many performance-based shares can be earned, the awards for the group of senior managers represent approximately one-third of the total awards approved by the Compensation Committee. The remaining awards are for approximately 370 employees who are not in the group of senior managers; these awards vest over a four-year period. Since we expense all share-based compensation, the fair value of all awards will be recorded as a charge to income which is currently estimated to be between approximately $20 and $25 million, beginning in the third quarter of 2005 and continuing through fiscal 2009. The ultimate expense to be recognized over this period is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Occupancy costs increased $13.3 million, or 6.1%, primarily as a result the net addition of 107 company-operated stores, increased foreign exchange rates and the impact of general inflation on lease renewals.

•	Advertising expense, which includes online subscriber acquisition costs, increased $11.4 million, or 25.7%, reflecting a planned shift in the timing of advertising campaigns throughout the year in support of BLOCKBUSTER Online and the LIFE AFTER LATE FEES™ campaign. These increases were partially offset by reductions in other advertising expense such as direct mail, print media and in-store signage.

•	Other corporate and store expenses decreased $22.5 million, or 16.4%, due primarily to reduced expenses related to decreased extended viewing fees and other strategic initiatives implemented in 2004 as well as increased focus on operating expense management.

Our focus for the remainder of 2005 will be on continuing to reduce operating expenses. We expect these efforts to result in approximately a $70 million reduction in our selling, general and administrative expenses from 2004 to 2005, excluding items such as share-based compensation, Hollywood acquisition costs and severance charges.

Depreciation and Intangible Amortization Expense.    Depreciation and intangible amortization expense of $68.2 million in the second quarter of 2005 increased $5.9 million, or 9.5%, as compared with $62.3 million in the second quarter of 2004. During the second quarter of 2005, we performed an impairment analysis for long-lived assets in certain of our international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. We determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, we wrote down the value of our long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, the increase in depreciation and intangible amortization expense was primarily due to a $9.2 million impairment charge related to these long-lived assets in certain international markets, the net addition of 107 company-operated stores and the impact of increased foreign exchange rates. These increases were offset by a decrease in depreciation expense as a result of an increase in assets which are fully depreciated.

Operating Income (Loss).    Operating loss of $58.5 million in the second quarter of 2005 represents a decrease in operating income of $137.8 million, or 173.8%, from operating income of $79.3 million in the second quarter of 2004. This decrease was due to the changes discussed above. For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity, and increased focus on operating expense management. If the loss of revenues and operating income associated with the elimination of extended viewing fees is not offset as expected, our revenues and operating income could be adversely affected in 2005.

We had previously stated that we expected operating income in 2005 to be consistent with 2004. Our expectation was based upon a forecasted growth in revenues and reduction in operating expenses and excluded the impact of the impairment of goodwill and other long-lived assets, share-based compensation charges and the initial marketing and implementation costs of our “no late fees” program. As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income to be consistent with 2004, and we are unable to forecast quarterly and annual results for 2005 with reasonable certainty. Accordingly, we are withdrawing our previous guidance for 2005.

We believe that the continuation of overall industry weakness will adversely impact our performance during the third quarter of 2005. Results of operations are expected to improve in the fourth quarter of 2005, supported by a more favorable release schedule, significantly lower operating costs, including lower operating income impact year over year from BLOCKBUSTER Online, and growth in active members.

Interest Expense.    Interest expense of $22.0 million in the second quarter of 2005 increased $18.0 million, or 450.0%, as compared with $4.0 million in the second quarter of 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to shareholders as a result of the divestiture from Viacom. We expect interest expense to increase during the remainder of 2005 due to the terms of the second amendment to our credit agreement, as discussed in “—Liquidity and Capital Resources.”

Benefit (Provision) for Income Taxes.    We recognized a benefit for income taxes of $23.7 million in the second quarter of 2005 as a result of the net loss incurred for the period, as compared with a provision for income taxes of $27.0 million in the second quarter of 2004. Our effective tax rate changed from 35.7% in the second quarter of 2004 to 29.3% in the second quarter of 2005 due to lower estimated earnings for full year 2005 and higher nondeductible expenses in 2005.

Net Income (Loss).    Net loss of $57.2 million in the second quarter of 2005 represents a decrease in net income of $105.8 million, or 217.7%, from net income of $48.6 million in the second quarter of 2004. This decrease was due to the changes discussed above.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues.    Revenues increased $23.2 million, or 0.8%, from the first six months of 2004 to the first six months of 2005 primarily as a result of an increase in merchandise sales, which was partially offset by a decrease in rental revenues. The following is a summary of revenues by category:

	Six months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$2,125.7	72.1%	$2,227.0	76.2%	$(101.3)	(4.5)%
Merchandise sales	786.3	26.7%	654.1	22.4%	132.2	20.2%
Other revenues	35.5	1.2%	43.2	1.4%	(7.7)	(17.8)%

Total revenues	$2,947.5	100.0%	$2,924.3	100.0%	$23.2	0.8%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(6.1)%	(6.4)%	(5.0)%
Merchandise sales	9.6%	8.2%	11.0%
Total revenues	(2.5)%	(4.1)%	1.2%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The increase in overall revenues primarily reflects the addition of company-operated stores and the impact of favorable foreign exchange rates. This increase was partially offset by a 2.5% decline in worldwide same-store revenues. The decrease in overall worldwide same-store revenues was primarily attributable to the continued decrease in domestic and international same-store rental revenues, which was offset partially by an increase in worldwide same-store merchandise sales.

Rental Revenues.    Rental revenues decreased $101.3 million, or 4.5%, in the first six months of 2005 as compared with the first six months of 2004, due to decreased rental revenues from both movies and games. The following is a summary of rental revenues by product category:

	Six months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$116.1	5.5%	$357.8	16.1%	$(241.7)	(67.6)%
VHS EVF revenues	3.1	0.1%	63.1	2.8%	(60.0)	(95.1)%
DVD rental revenues	1,743.4	82.0%	1,328.0	59.7%	415.4	31.3%
DVD EVF revenues	43.6	2.1%	234.4	10.5%	(190.8)	(81.4)%

Total movie rental revenues	1,906.2	89.7%	1,983.3	89.1%	(77.1)	(3.9)%

Game rental revenues	215.5	10.1%	207.1	9.3%	8.4	4.1%
Game EVF revenues	4.0	0.2%	36.6	1.6%	(32.6)	(89.1)%

Total game rental revenues	219.5	10.3%	243.7	10.9%	(24.2)	(9.9)%`

Total rental revenues	$2,125.7	100.0%	$2,227.0	100.0%	$(101.3)	(4.5)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(5.4)%	(5.7)%	(4.4)%
Game rental revenues	(11.2)%	(11.5)%	(10.2)%
Total rental revenues	(6.1)%	(6.4)%	(5.0)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 6.1% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the elimination of extended viewing fees in the U.S. and Canada in 2005. However, these trends were largely offset by growth in base rental revenues from our strategic initiatives implemented in 2004 and 2005, including the growth in popularity of our in-store and online rental passes and the increased frequency of visits by our domestic active member base.

Movie Rental Revenues.    Movie rental revenues decreased $77.1 million, or 3.9%, in the first six months of 2005 as compared with the first six months of 2004. The decline in movie rental revenues primarily resulted from a $250.8 million decrease in extended viewing fees in the first six months of 2005 as compared to the first six months of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. However, we believe that the changes we have made in our business, including the elimination of extended viewing fees and the launch of BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, are attracting more rental customers and reinvigorating our movie rental market as evidenced by a 25.2% increase in domestic movie rental transactions and an increase in the frequency of visits by our domestic active member base during the first six months of 2005 as compared with the first six months of 2004. These factors, combined with a significant reduction in promotional credits in conjunction with the elimination of extended viewing fees, largely offset the decrease in extended viewing fee revenues for the first six months of 2005. Total worldwide same-store movie rental revenues decreased 5.4% from the first six months of 2004 to the first six months of 2005, caused by the decrease in extended viewing fee revenues, a weak home video release schedule in the second quarter of 2005, competition for consumers’ leisure time from other forms of entertainment, piracy in certain international markets and continued competition from sales of DVDs as evidenced by growth in our retail movie sales during the first six months of 2005. The decrease in same-store movie rental revenues was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores.

Due to the simultaneous availability of rental and retail product, increased competition for consumers’ leisure time from other forms of entertainment and competition from online rentals, the size of the in-store video rental industry continues to contract. We believe that the overall video rental industry appears to be stabilizing due to stronger than predicted growth in the online rental industry, an industry in which we have become a major participant. We had originally believed that the in-store movie rental industry would stabilize by the end of 2005. However, given our actual results from the second quarter of 2005, the unexpected rate of growth in the online industry during 2005 and a forecast for the continuation of a weak home video release schedule, we believe that the in-store movie rental industry is currently declining at a faster rate than we had previously anticipated. Additionally, for the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues, which we expect to be partially offset by growth in revenues resulting from increased store traffic resulting from the positive response to the “no late fees” program and sales growth from our strategic initiatives. Our total revenues for 2005 could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumers’ leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected; (v) the home video release schedule is weaker than anticipated; (vi) foreign exchange rates become less favorable or (vii) other factors cause rental trends to be weaker than anticipated.

Game Rental Revenues.    Game rental revenues decreased $24.2 million, or 9.9%, in the first six months of 2005 as compared with the first six months of 2004 due to an 11.2% decline in worldwide same-store game rental revenues, which was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decline in worldwide same-store game rental revenues primarily resulted from a $32.6 million decrease in extended viewing fees in the first six months of 2005 as compared with the first six months of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. In addition, new game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles. These trends were partially offset by a slight increase in sales of previously played games in the first six months of 2005 due, in part, to the addition of approximately 230 worldwide game store-in-store locations since the second quarter of 2004. In addition, we believe customers are viewing the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new platforms.

Merchandise Sales.    Merchandise sales increased $132.2 million, or 20.2%, in the first six months of 2005 as compared with the first six months of 2004, due to increased sales of movies and games. The following is a summary of merchandise sales by product category:

	Six months ended June 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$11.1	1.4%	$12.7	1.9%	$(1.6)	(12.6)%
DVD sales	295.0	37.5%	278.9	42.7%	16.1	5.8%

Total movie sales	306.1	38.9%	291.6	44.6%	14.5	5.0%
Game sales	307.0	39.1%	187.2	28.6%	119.8	64.0%
General merchandise sales	173.2	22.0%	175.3	26.8%	(2.1)	(1.2)%

Total merchandise sales	$786.3	100.0%	$654.1	100.0%	$132.2	20.2%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	2.2%	(2.5)%	12.2%
Game sales	33.0%	91.4%	15.9%
General merchandise sales	(3.6)%	(8.0)%	1.1%
Total merchandise sales	9.6%	8.2%	11.0%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The significant increase in overall merchandise sales in the first six months of 2005 as compared with the first six months of 2004 occurred both domestically and internationally and was primarily due the addition of company-operated stores, including the addition of approximately 100 freestanding game stores, a 9.6% increase in worldwide same-store merchandise sales and the impact of favorable foreign exchange rates. The increase in worldwide same-store merchandise sales was driven by strong growth in sales of new and traded games as well as traded movies. Merchandise sales continued to grow as a percent of our business, representing 26.7% of total revenues in the first six months of 2005, compared with 22.4% of total revenues in the first six months of 2004.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, increased $14.5 million, or 5.0%, from the first six months of 2004 to the first six months of 2005 as a result of a 2.2% increase in worldwide same-store movie sales, the impact of favorable foreign exchange rates and the addition of company-operated stores. The increase in worldwide same-store movie sales primarily reflects a 22.7% increase in overall unit sales of movies worldwide in the first six months of 2005 as compared with the first six months of 2004, which was driven by a significant increase in unit sales of traded movies as a result of the implementation of trading in approximately 2,850 locations worldwide since the first six months of 2004. The increase in traded movie sales was partially offset by a decrease in new movie sales due to competition from mass-merchant sales of DVDs, trading and increased sales of previously rented product which compete with our new retail sales. While total transactions of new and traded movies increased substantially during the first six months of 2005, our average retail selling price of movies decreased 14.4% as a result of the increased sales of traded movies, which generally have a lower average selling price than new retail product.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $119.8 million, or 64.0%, from the first six months of 2004 to the first six months of 2005, as a result a 33.0% increase in worldwide same-store game sales, the addition of company-operated free-standing RHINO VIDEO GAMES and GAMESTATION stores and favorable foreign exchange rates. Since the first six months of 2004, we opened approximately 230 worldwide game store-in-store locations as well as began offering games trading in approximately 2,700 stores worldwide that do not have a game store-in-store concept. The store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. These factors, and the addition of new free-standing games stores, led to a 53.1% improvement in the overall unit sales of retail games worldwide in the first six months of 2005 as compared with the first six months of 2004. In addition, the overall average selling price of retail games increased 7.1% driven primarily by a 39.7% increase in the average selling price of new games due to increased sales of premium-priced new releases, or “front-line” games and game hardware. This increase was partially offset by the increased sales of traded games, which generally have a lower average selling price than new games and pricing pressure in international markets. New game platforms are expected to be released in 2005 and early 2006, which we believe is currently reducing the supply and demand for new game titles.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $2.1 million, or 1.2%, from the first six months of 2004 to the first six months of 2005 due primarily to a 3.6% decline in same-store general merchandise sales due to the discontinuation of sales of various movie-related products domestically during

2004. This decrease was partially offset by favorable foreign exchange rates and the addition of company-operated stores.

Cost of Sales.    Cost of sales of $1,312.9 million in the first six months of 2005 increased $183.6 million, or 16.3%, from $1,129.3 million in the first six months of 2004, primarily as a result of the increase in revenues, as discussed above, and the changes in gross profit discussed below.

Gross Profit.    Gross profit of $1,634.6 million in the first six months of 2005 decreased $160.4 million, or 8.9%, from $1,795.0 million in the first six months of 2004. The decrease in gross profit was driven by a decrease in our gross margin to 55.5% in the first six months of 2005 from 61.4% in the first six months of 2004.

Rental Gross Profit.    Rental gross profit of $1,425.0 million in the first six months of 2005 decreased $179.8 million, or 11.2%, from $1,604.8 million in the first six months of 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 72.1% in the first six months of 2004 to 67.0% in the first six months of 2005 and a $101.3 million reduction in our rental revenues. The decrease in our rental gross margin primarily occurred domestically and was due to the following factors:

•	We launched BLOCKBUSTER Online in August 2004. This business generates lower gross margin than our domestic rental business, because of the inclusion of shipping costs from our online business in cost of rental revenues and the charging of a fixed fee for multiple rentals. During first six months of 2005, our rental gross margin was further impacted by the increased level of product purchases necessary to grow the online business.

•	During 2004 and 2005, we introduced two new programs that substantially changed our rental proposition. First, during May 2004 we launched the BLOCKBUSTER Movie Pass nationally, which charges a fixed fee for multiple rentals. Second, we implemented the “no late fees” program in the U.S. and Canada in January 2005, which resulted in a significant decrease in rental revenues without a corresponding decrease in rental transactions. We believe that each of these new programs has resulted in increased in-store transactions and, in order to support this new product demand, we purchased additional rental library product during the fourth quarter of 2004 and the first six months of 2005. Additionally, our rental product purchases have historically been based upon various factors, including the strength of box office revenues for a particular title. During the first six months of 2005, the titles released to home video generated less box office revenue than titles released in the same period of 2004; however, our demand for product increased as discussed above. These changes resulted in our purchasing more product relative to strength of box office revenues than in prior periods.

The combination of decreasing revenues per transaction and increasing product purchases, each of which resulted from the launch of BLOCKBUSTER Movie Pass and our “no late fees” program, caused a significant decrease in the profitability of each rental transaction to our business from the second quarter of 2004 to the second quarter of 2005.

Merchandise Gross Profit.    Merchandise gross profit of $174.1 million in the first six months of 2005 increased $27.1 million, or 18.4%, from merchandise gross profit of $147.0 million in the first six months of 2004. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales. Merchandise gross margin of 22.1% in the first six months of 2005 remained flat as compared with the first six months of 2004. Sales of traded movies and games, which generally have higher average gross margins than new retail product, increased as a percent of total merchandise sales to 19.1% in the first six months of 2005 from 11.7% in the first six months of 2004. The resulting increase in gross margin from sales of traded product was offset by a decrease in gross margin on new retail sales as a result of promotional activities, pricing pressure from mass-merchant sales of retail DVDs and reduced sales prices on new retail games in international markets.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were

$1,765.2 million in the first six months of 2005, an increase of $177.4 million, or 11.2%, from $1,587.8 million in the first six months of 2004. Total operating expenses increased as a percentage of total revenues to 59.9% in the first six months of 2005 from 54.3% in the first six months of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,639.5 million in the first six months of 2005, increased $175.3 million, or 12.0%, from $1,464.2 million in the first six months of 2004. Selling, general and administrative expense as a percentage of total revenues increased to 55.6% in the first six months of 2005 as compared with 50.1% in the first six months of 2004. The change in selling, general and administrative expense in the first six months of 2005 resulted from the following items:

•	Compensation expense increased $83.5 million, or 12.5%, primarily due to additional store and corporate personnel needed to support our store growth and strategic initiatives such as game store-in-stores and BLOCKBUSTER Online. The increase was also due to approximately $21.5 million of non-cash share-based compensation expense, approximately $9.2 million in severance costs as a result of a reduction-in-force during the first six months of 2005 and the impact of increased foreign exchange rates.

Subsequent to June 30, 2005, the Compensation Committee of our Board of Directors approved awards of restricted stock or restricted stock units to approximately 400 employees. Our CEO is subject to the terms of his employment agreement and as such is not included in these awards. Absent any further action by the Compensation Committee, the awards will be made on August 19, 2005. Blockbuster’s compensation packages are designed to retain the most qualified workforce while aligning their interests with those of Blockbuster stockholders. With respect to the portion of the new awards approved for 27 senior managers, seventy percent of the target award will be granted only if certain performance targets are met. At the midpoint of the range of how many performance-based shares can be earned, the awards for the group of senior managers represent approximately one-third of the total awards approved by the Compensation Committee. The remaining awards are for approximately 370 employees who are not in the group of senior managers; these awards vest over a four-year period. Since we expense all share-based compensation, the fair value of all awards will be recorded as a charge to income which is currently estimated to be between approximately $20 and $25 million, beginning in the third quarter of 2005 and continuing through fiscal 2009. The ultimate expense to be recognized over this period is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Advertising expense, which includes online subscriber acquisition costs, increased $80.4 million, or 85.2%, reflecting advertising costs incurred for the national launch of the “no late fees” and the LIFE AFTER LATE FEES programs in the first six months of 2005 and increased spending for BLOCKBUSTER Online.

•	Occupancy costs increased $26.6 million, or 6.1%, primarily as a result of the net addition of 107 company-operated stores, increased foreign exchange rates and the impact of general inflation on lease renewals.

•	Other corporate and store expenses decreased $15.2 million, or 5.7%, due primarily to reduced expenses related to decreased extended viewing fees and other strategic initiatives implemented in 2004 as well as increased focus on operating expense management. These decreases were partially offset by approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood and increased costs as a result of our divestiture from Viacom Inc.

Our focus for the remainder of 2005 will be on continuing to reduce operating expenses. We expect these efforts to result in approximately a $70 million reduction in our selling, general and administrative expenses from 2004 to 2005, excluding items such as share-based compensation, Hollywood acquisition costs and severance charges.

Depreciation and Intangible Amortization Expense.    Depreciation and intangible amortization expense of $125.7 million in the first six months of 2005 increased $2.1 million, or 1.7%, as compared with $123.6 million in the first six months of 2004. During the second quarter of 2005, we performed an impairment analysis for long-lived assets in certain of our international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. We determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, we wrote down the value of our long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, the increase in depreciation and intangible amortization expense was primarily due to a $9.2 million impairment charge related to these long-lived assets in certain international markets, the net addition of 107 company-operated stores and the impact of increased foreign exchange rates. These increases were partially offset by a decrease in depreciation expense as a result of an increase in assets which are fully depreciated.

Operating Income (Loss).    Operating loss of $130.6 million in the first six months of 2005 represents a decrease in operating income of $337.8 million, or 163.0%, from operating income of $207.2 million in the first six months of 2004. This decrease was due to the changes discussed above. For the full year 2005, we have projected that extended viewing fees would have directly contributed approximately $400 million to $450 million in revenues and approximately $250 million to $300 million in operating income, which we expect to be partially offset by growth in revenues resulting from increased store traffic, less promotional and marketing activity, and increased focus on operating expense management. If the loss of revenues and operating income associated with the elimination of extended viewing fees is not offset as expected, our revenues and operating income could be adversely affected in 2005.

We had previously stated that we expected operating income in 2005 to be consistent with 2004. Our expectation was based upon a forecasted growth in revenues and reduction in operating expenses and excluded the impact of the impairment of goodwill and other long-lived assets, share-based compensation charges and the initial marketing and implementation costs of our “no late fees” program. As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income to be consistent with 2004, and we are unable to forecast quarterly and annual results for 2005 with reasonable certainty. Accordingly, we are withdrawing our previous guidance for 2005.

We believe that the continuation of overall industry weakness will adversely impact our performance during the third quarter of 2005. Results of operations are expected to improve in the fourth quarter of 2005, supported by a more favorable release schedule, significantly lower operating costs, including lower operating income impact year over year from BLOCKBUSTER Online, and growth in active members.

Interest Expense.    Interest expense of $42.8 million in the first six months of 2005 increased $34.2 million, or 397.7%, as compared with $8.6 million in the first six months of 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to shareholders as a result of the divestiture from Viacom. We expect interest expense to increase during the remainder of 2005 due to the terms of the second amendment to our credit agreement as discussed in “—Liquidity and Capital Resources.”

Benefit (Provision) for Income Taxes.    We recognized a benefit for income taxes of $59.9 million in the first six months of 2005 as a result of the net loss incurred for the period, as compared with a provision of $36.0 million in the first six months of 2004. The provision for income taxes in the first six months of 2004 included a tax benefit of $37.1 million resulting from the resolution of specific federal income tax audit issues for tax years January 1, 1997 through May 4, 2000. The effective tax rate for the first six months of 2005 was 34.3% compared with an effective tax rate of 36.7%, excluding the $37.1 million tax benefit, in the first six months of 2004.

Net Income (Loss).    Net loss of $114.7 million in the first six months of 2005 represents a decrease in net income of $277.7 million, or 170.4%, from net income of $163.0 million in the first six months of 2004. This decrease was due to the changes discussed above.

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

Our credit facilities require compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. Additionally, the credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. On May 4, 2005, Blockbuster and the syndicate of lenders for the credit facilities amended the credit agreement in certain respects (the “first amendment”). As part of the first amendment, our obligations with respect to maintaining a maximum leverage ratio were amended for the second and third quarters of 2005, and our obligations for maintaining a minimum fixed charge coverage ratio were amended for the second, third and fourth quarters of 2005. We paid a standard amendment fee in the second quarter of 2005 in connection with the first amendment.

On August 8, 2005, we obtained a further amendment to the credit agreement (the “second amendment”), which provides for a waiver of our second and third quarter leverage ratio covenant and our third quarter fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second quarter of 2005 that is contained in the second amendment, we would be in default of such covenant. The second amendment makes various changes to the credit agreement, which include:

(i)	modification of the applicable margins based on the applicable credit rating, from time to time, of our senior, secured long-term indebtedness;

(ii)	granting the syndicate of lenders with a security interest in substantially all of our domestic assets (other than our real estate leasehold interests);

(iii)	increased obligations with respect to mandatory prepayments from asset sales;

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of our stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness we may incur, the amount of franchisee indebtedness we may guarantee and the amount of investments, including investments in our foreign subsidiaries, we may make; and

(vi)	a restriction on our ability to repurchase subordinated debt with the proceeds of equity issuances.

The second amendment also provides for additional restrictions during the waiver period, which will end at the time we are required to deliver our 2005 audited financial statements, including:

(i)	compliance with minimum consolidated EBITDA and maximum capital expenditure covenants for the third and fourth quarters of 2005;

(ii)	restrictions on our ability to make additional revolving credit borrowings and mandatory prepayments of a portion of outstanding borrowings if our cash and cash equivalents are in excess of certain agreed amounts;

(iii)	additional reporting requirements;

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of our stock and other equity ownership interests;

(v)	additional limitations on the amount of investments, including investments in our foreign subsidiaries, we may make; and

(vi)	prohibitions on certain acquisitions by us and our subsidiaries.

In connection with the second amendment, on August 8, 2005, the applicable margin for borrowings under our credit facilities increased 50 basis points through the end of the waiver period, and we were required to pay a standard amendment fee.

Based upon projected operating results, we believe we will be in compliance with the applicable debt covenants through the waiver period and through June 30, 2006. Therefore, we have classified amounts outstanding under the credit agreement as non-current as of June 30, 2005.

Assuming continued compliance with the covenants discussed above, we expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under our normal operations, including the additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. While we expect to be in compliance with all covenants in the future, the continued declines and uncertainty in the rental industry could adversely impact our expected results for the remainder of 2005 as well as 2006. If we were not in compliance with the applicable debt covenants, we would be required to engage in negotiations with our syndicate of lenders in order to obtain further relief from our debt obligations and should these discussions prove unsuccessful, we would be required to search for alternative measures to finance current and ongoing obligations of our business.

Capital Structure

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At June 30, 2005	At December 31, 2004
Credit facilities:
Term A loan, interest rate ranging from 5.6% to 6.0% at June 30, 2005	$11.3	$3.7
Term B loan, interest rate ranging from 5.7% to 6.4% at June 30, 2005	4.1	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	15.4	5.8
Current portion of capital lease obligations	18.8	19.7

	$34.2	$25.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At June 30, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate ranging from 5.4% to 6.0% at June 30, 2005	$200.0	$100.0
Term A loan, interest rate ranging from 5.6% to 6.0% at June 30, 2005	88.7	96.3
Term B loan, interest rate ranging from 5.7% to 6.4% at June 30, 2005	545.9	548.6
Senior subordinated notes, interest rate of 9.25% at June 30, 2005	300.0	300.0

Total long-term debt, less current portion	1,134.6	1,044.9
Capital lease obligations, less current portion	67.8	74.8

	$1,202.4	$1,119.7

As of June 30, 2005, $200.0 million of borrowings was outstanding under our revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. Our available borrowing capacity under the revolving credit facility, subject to certain limitations under the amended credit facility discussed above, totaled $121.4 million at June 30, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before our initial public offering, and $28.6 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at June 30, 2005 for borrowings under the credit facilities was 5.9%. Commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of June 30, 2005, $300.0 million of principal was outstanding under our senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from August 20, 2004, and is payable on March 1 and September 1 of each year. Under a registration rights agreement as part of the offering of the senior subordinated notes, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we are required to pay additional interest on the senior subordinated notes of 0.25% per annum for the first 90-day period after May 18, 2005 and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or, if required, the shelf registration statement is declared effective. As a result, we began incurring additional interest expense of 0.25% per annum on the senior subordinated notes for the 90-day period subsequent to May 18, 2005. We expect to file a registration statement with respect to an exchange offer with the SEC during the third quarter of 2005. However, if the exchange offer is not completed or, if required, a shelf registration statement is not declared effective on or before August 18, 2005, the interest rate on the senior subordinated notes will increase an additional 0.25% per annum for the subsequent 90-day period, and for any additional subsequent 90-day period in which the exchange offer is not completed or, if required, a shelf registration statement has not been declared effective, up to a maximum aggregate increase of 1% per annum.

Principal payments on the credit facilities and senior subordinated notes based on outstanding borrowings as of June 30, 2005 are expected to be approximately $5.1 million in 2005, $20.5 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $296.3 million in 2009 and a total of $764.7 million in years thereafter.

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities decreased $186.7 million, or 40.4%, from $462.3 million for the first six months of 2004 to $275.6 million for the first six months of 2005. The decrease in operating cash flows resulted primarily from a $291.2 million decrease in net income as adjusted for non-cash items, such as depreciation and amortization, rental library amortization, stock compensation expense and deferred taxes. The decrease in cash flow provided by operating activities was also driven by changes in working capital, which used $129.2 million of cash during the first six months of 2005 as compared with $233.7 million during the first six months of 2004. Rental amortization increased $79.4 million during the first six months of 2005 as compared with the first six months of 2004 as a result of an increase in traditional product purchases, primarily in support of BLOCKBUSTER Online.

Investing Activities.    Net cash flow used for investing activities increased $56.0 million, or 11.5%, from $487.3 million for the first six months of 2004 to $543.3 million for the first six months of 2005. This increase was primarily due to a $107.2 million increase in rental library purchases during the first six months of 2005 as compared with the first six months of 2004. As a result of our elimination of extended viewing fees during the first six months of 2005 and our growing online business, we invested in additional product for our stores and to support the online customer demand. These increases were partially offset by a $36.7 million decrease in cash used for capital expenditures and a $13.9 million decrease in cash used for acquisitions during the first six months of 2005 as compared with the first six months of 2004. We expect our capital expenditures to continue to decrease during 2005, as compared with 2004, as the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. We expect total capital expenditures for 2005 to total approximately $150 million, which will be used primarily to support the investment in our online rental business.

Financing Activities.    Net cash flow provided by financing activities increased $167.8 million, or 192.0%, from $87.4 million used for financing activities in the first six months of 2004 to $80.4 million provided by financing activities in the first six months of 2005. This change was primarily due to net borrowings of long-term debt under our credit facility of $100.0 million during the first six months of 2005, as compared with net repayments of long-term debt under our credit facility and other notes of $72.4 million for the first six months of 2004.

Other Financial Measurements: Working Capital

At June 30, 2005, we had cash and cash equivalents of $138.7 million. Working capital, however, reflected a deficit of $308.5 million primarily due to the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our overall strategies and our related initiatives and investments; our expectations with respect to the expected competitive and financial impact of these initiatives, in particular our “no late fees” program and online initiatives; our beliefs with respect to our ability to achieve our online subscriber goals; our integration of our online subscription service with our in-store capabilities; our trends and expected results for the future; our plans and expectations with respect to offseting the costs associated with our initiatives; our purchasing arrangements; our expectations related to advertising, systems and infrastructure and other expenses; our industry expectations; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our expectations regarding compliance with restrictions and covenants in our debt agreements; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program and our online and in-store subscription offerings as well as our trading and games concepts and overall industry performance;

(ii)	the impact of competitor pricing and product and service offerings;

(iii)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(iv)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(v)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vi)	our ability to respond to changing consumer preferences and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives;

(vii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(viii)	our ability to effectively and timely prioritize and implement our initiatives;

(ix)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(x)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control operating expenses;

(xi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(xii)	the application of existing and future accounting policies or interpretations of existing accounting policies, including without limitation the impact of accounting policies related to leases and our related restatement and any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets or any interpretation issued in connection with SFAS 123R;

(xiii)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(xiv)	the effect of game platform cycles;

(xv)	the impact of developments affecting our outstanding litigation and claims against us;

(xvi)	a change in the composition of, or dissension on, the Board of Directors of the Company, or a resulting loss of key management personnel of the Company; and

(xvii)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and under “Disclosure Regarding Forward-Looking Information” in Blockbuster’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements since, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. Further, the forward-looking statements included in this report are only made as of the date of this report, and we undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates. In the normal course of business, we employ established policies and procedures to manage these risks.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under this credit agreement totaled $850.0 million at June 30, 2005, and the weighted-average interest rate for these borrowings was 5.9%. In addition, a change in the applicable credit rating, from time to time, of our senior, secured long-term indebtedness for borrowed money that is not guaranteed by any other party (other than any of our subsidiaries) or subject to any other credit enhancement would result in an increase or decrease in the applicable margins on our Term A and Term B loans and revolving credit facility, thereby impacting our annual interest expense. Our vulnerability to changes in LIBOR or any other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or any other applicable rates would have an $8.5 million impact on our interest expense annually.

As discussed above and in Note 2 to our consolidated financial statements, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we are required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or, if required, the shelf registration statement is declared effective. An increase of 1% in the interest rate on our senior subordinated notes would increase our interest expense by approximately $3 million per year.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $20.2 million and $0, respectively, for the three months ended June 30, 2005 and by $39.9 million and $1.0 million, respectively, for the six months ended June 30, 2005, if foreign exchange rates in 2005 were consistent with 2004.

Our operations outside the United States constituted 30.8% and 28.2% of our total revenues for the three months ended June 30, 2005 and 2004, respectively, and 31.5% and 28.6% for the first six months of 2005 and

2004, respectively. Our operations in Europe constituted 20.0% and 18.0% of our total revenues for the three months ended June 30, 2005 and 2004, respectively, and 20.9% and 18.7% for the first six months of 2005 and 2004, respectively.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2005.

Changes in Internal Control over Financial Reporting

During the second quarter of 2005, the Company implemented PeopleSoft Financial Modules, a new enterprise resource planning (“ERP”) system which will serve as its general ledger of record going forward. The implementation of the PeopleSoft Financial Modules materially impacted the Company’s internal control over financial reporting by providing more timely and accurate financial and accounting information, reducing manual processes and providing a flexible architecture to easily interface with other systems to reduce data entry.

Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Additionally, subsequent to June 30, 2005, the Company implemented PeopleSoft Human Resource and Payroll Modules. The actual results of the implementation of the PeopleSoft Human Resource and Payroll Modules will impact the Company’s internal control over financial reporting for the third quarter of 2005.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings is set forth in Note 4 to consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 3.    Defaults upon Senior Securities

Information relating to the Company’s noncompliance with the leverage ratio financial covenant in its credit agreement, and the related waiver, is contained under “Liquidity and Capital Resources” in Item 2 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2005. The stockholders voted on the following:

1.	election of three Class III Directors of the Company for a term expiring in 2008; and

2.	ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2005.

Election of Directors.    The following persons were elected as Class III directors at the Annual Meeting:

Nominee	Votes For	Votes Withheld
Edward Bleier	95,302,989	18,418
Carl C. Icahn	87,797,076	10,376,232
Strauss Zelnick	95,302,989	18,418

The following persons are the Class I and Class II directors whose terms of office continued after the Annual Meeting: Robert A. Bowman and Jackie M. Clegg (each Class I, with terms expiring in 2006), and Gary J. Fernandes and John L. Muething (each Class II, with terms expiring in 2007).

The other nominees for election as Class III directors at the Annual Meeting, who were not elected, were as follows:

Nominee	Votes For	Votes Withheld
John A. Antioco	38,594,428	2,743,824
Peter A. Bassi	33,861,668	6,246,804
Linda Griego	29,860,919	6,246,037

On May 13, 2005, the Company’s Board of Directors unanimously agreed to reappoint Chief Executive Officer John Antioco its Chairman and a Class I director, expanding the Board’s size to eight directors.

Ratification of Auditor Appointment.    The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2005 was approved by the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
129,842,021	2,050,577	3,640,111	0

Item 6.    Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (6)

10.2	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (7)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2005, and incorporated herein by reference.
(7)	Filed herewith.
(8)	Furnished herewith.

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

Date: August 9, 2005

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (6)

10.2	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (7)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2005, and incorporated herein by reference.
(7)	Filed herewith.
(8)	Furnished herewith.