Form 10-Q
period 2005-09-30
BLOCKBUSTER INC
filed 2005-11-08
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 4, 2005:

Class A common stock, par value $.01 per share: 119,703,075

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		Restated		Restated
Revenues:
Base rental revenues	$1,020.1	$918.1	$3,095.1	$2,811.0
Extended viewing fee revenues	19.4	136.5	70.1	470.6

Total rental revenues	1,039.5	1,054.6	3,165.2	3,281.6
Merchandise sales	327.7	333.0	1,114.0	987.1
Other revenues	19.1	22.4	54.6	65.6

	1,386.3	1,410.0	4,333.8	4,334.3

Cost of sales:
Cost of rental revenues	346.1	294.8	1,046.8	917.0
Cost of merchandise sold	249.7	253.4	861.9	760.5

	595.8	548.2	1,908.7	1,677.5

Gross profit	790.5	861.8	2,425.1	2,656.8

Operating expenses:
General and administrative	682.7	708.3	2,147.4	2,078.1
Advertising	52.3	70.3	227.1	164.7
Depreciation and intangible amortization	58.3	64.1	174.8	187.7
Impairment of goodwill and other long-lived assets	347.6	1,504.4	356.8	1,504.4

	1,140.9	2,347.1	2,906.1	3,934.9

Operating loss	(350.4)	(1,485.3)	(481.0)	(1,278.1)
Interest expense	(27.2)	(9.7)	(70.0)	(18.3)
Interest income	0.9	1.2	2.8	2.6
Other items, net	0.3	0.4	(2.8)	(0.6)

Loss before income taxes	(376.4)	(1,493.4)	(551.0)	(1,294.4)
Benefit (provision) for income taxes	(115.0)	78.8	(55.1)	42.8

Net loss	$(491.4)	$(1,414.6)	$(606.1)	$(1,251.6)

Net loss per share:
Basic	$(2.67)	$(7.81)	$(3.30)	$(6.91)

Diluted	$(2.67)	$(7.81)	$(3.30)	$(6.91)

Weighted-average common shares outstanding:
Basic	183.8	181.1	183.8	181.1

Diluted	183.8	181.1	183.8	181.1

Cash dividends per common share	$—	$0.02	$0.04	$0.06

Special distribution per common share	$—	$5.00	$—	$5.00

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190.2	$330.3
Receivables, less allowances of $6.6 and $14.5 for 2005 and 2004, respectively	114.8	177.8
Merchandise inventories	352.2	516.6
Prepaid and other current assets	229.3	193.0

Total current assets	886.5	1,217.7
Rental library, net	460.0	457.6
Property and equipment, net	744.4	854.0
Deferred income taxes	46.1	87.0
Intangibles, net	27.8	34.5
Goodwill	809.0	1,138.5
Other assets	56.6	74.1

	$3,030.4	$3,863.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$467.4	$721.8
Accrued expenses	603.9	697.3
Current portion of long-term debt	890.0	5.8
Current portion of capital lease obligations	16.4	19.7
Deferred income taxes	11.8	4.8

Total current liabilities	1,989.5	1,449.4
Long-term debt, less current portion	300.0	1,044.9
Capital lease obligations, less current portion	65.3	74.8
Other liabilities	209.7	231.4

	2,564.5	2,800.5

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 111.8 and 111.7 shares issued and outstanding for 2005 and 2004, respectively	1.1	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2005 and 2004	0.7	0.7
Additional paid-in capital	5,357.4	5,336.7
Retained deficit	(4,854.4)	(4,248.3)
Accumulated other comprehensive loss	(38.9)	(27.3)

Total stockholders’ equity	465.9	1,062.9

	$3,030.4	$3,863.4

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
		Restated
Cash flows from operating activities:
Net loss	$(606.1)	$(1,251.6)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and intangible amortization	174.8	187.7
Impairment of goodwill and other long-lived assets	356.8	1,504.4
Rental library amortization	668.3	545.8
Non-cash share-based compensation	29.2	—
Deferred taxes and other	48.5	(31.3)
Change in operating assets and liabilities:
Decrease in receivables	65.6	40.4
(Increase) decrease in merchandise inventories	154.5	(9.4)
Increase in prepaid and other assets	(41.6)	(113.9)
Decrease in accounts payable	(244.9)	(46.6)
Decrease in accrued expenses and other liabilities	(112.7)	(67.7)

Net cash flow provided by operating activities	492.4	757.8

Cash flows from investing activities:
Rental library purchases	(638.5)	(536.9)
Capital expenditures	(101.8)	(180.7)
Cash used for acquisitions, net	(1.7)	(15.3)
Proceeds from notes receivable and other	0.8	0.3

Net cash flow used for investing activities	(741.2)	(732.6)

Cash flows from financing activities:
Proceeds from credit agreement	215.0	770.0
Proceeds from senior subordinated notes	—	300.0
Repayments on credit agreement	(75.0)	(170.0)
Net repayments on other notes and lines of credit	(0.7)	(23.0)
Net proceeds from the exercise of stock options	0.8	2.5
Cash dividends	(7.8)	(916.4)
Payment of debt financing costs	(3.7)	(17.8)
Capital lease payments	(15.8)	(15.4)

Net cash flow provided by (used for) financing activities	112.8	(70.1)

Effect of exchange rate changes on cash	(4.1)	2.4

Net decrease in cash and cash equivalents	(140.1)	(42.5)
Cash and cash equivalents at beginning of period	330.3	233.4

Cash and cash equivalents at end of period	190.2	190.9

Supplemental cash flow information:
Cash payments for interest	$69.1	$10.5
Cash payments for taxes, net of refunds	$7.8	$37.0
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$3.0	$13.0
Capital contribution from Viacom	$—	$7.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

Beginning on January 1, 2005, Blockbuster implemented the “end of late fees” program, which means Blockbuster no longer charges extended viewing fees as defined below, commonly referred to as “late fees,” on

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

any movie or game rental at any of its company-operated BLOCKBUSTER® stores in the United States. Blockbuster’s Canadian operations also adopted a similar program at all of its company-operated stores across Canada, effective January 29, 2005. Under this new program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at Blockbuster’s company-operated stores in the United States.

Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores. Approximately 475 franchise stores in the United States are participating in the “end of late fees” program as of September 30, 2005.

The “no late fees” program does not apply at the Company’s non-Blockbuster branded stores in the United States and all international locations excluding stores in Canada. In these locations, the Company’s membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues are reduced by estimated amounts that the Company does not anticipate collecting based upon historical experience. As discussed in Note 5 below, in the first quarter of 2005 the Company entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “end of late fees” program. Under the terms of the AVC, the Company agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “end of late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. The AVC did not have a material impact on financial results for the three or nine months ended September 30, 2005.

Rental Library

As part of the normal course of business, the Company continually assesses the reasonableness of the accounting estimates surrounding its rental library. Recent changes in the Company’s business, including (i) the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

launch of online rental subscription in the United States and the United Kingdom, (ii) the launch of in-store subscription programs in the United States and (iii) the elimination of extended viewing fees in the United States and Canada, caused the Company to re-evaluate its accounting estimates surrounding its rental library in the first quarter of 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that the Company offers to its customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Accordingly, the Company has changed its accounting estimates surrounding its rental library to reflect these changes, as discussed below.

In mid-2004, the Company launched BLOCKBUSTER Online in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its online base stock (or “catalog”) inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimates related to the useful lives and residual values of the Company’s online rental library increased its cost of rental revenues and net loss for the three months ended September 30, 2005 by approximately $1.9 million, or $0.01 per share and reduced its cost of rental revenues and net loss for the nine months ended September 30, 2005 by approximately $6.5 million, or $0.04 per share.

The combination of the launch of the Company’s in-store movie subscription program, the BLOCKBUSTER Movie Pass®, in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimates related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues and net loss for the three and nine months ended September 30, 2005 by approximately $0.3 million and $4.3 million, or $0.00 and $0.02 per share, respectively.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Prior to the restatement, the Company amortized most store leasehold improvements over 10 years, based upon the Company’s estimate of the useful life of the assets and its expectation regarding lease renewals. The Company has determined that Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, requires the Company to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. The Company’s leases generally have a term of five to ten years and provide options to renew for between five to ten additional years.

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

The consolidated financial statements for the three and nine months ended September 30, 2004 reflect the effects of this restatement. Following is a summary of the effects of these changes in the Company’s Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2004.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations
General and administrative expense	$713.2	$(4.9)	$708.3	$2,092.5	$(14.4)	$2,078.1
Depreciation and intangible amortization	62.2	1.9	64.1	182.3	5.4	187.7
Operating expenses	2,350.1	(3.0)	2,347.1	3,943.9	(9.0)	3,934.9
Operating income	(1,488.3)	3.0	(1,485.3)	(1,287.1)	9.0	(1,278.1)
Loss before income taxes	(1,496.4)	3.0	(1,493.4)	(1,303.4)	9.0	(1,294.4)
Provision for income taxes	80.0	(1.2)	78.8	46.4	(3.6)	42.8
Net loss	(1,416.4)	1.8	(1,414.6)	(1,257.0)	5.4	(1,251.6)
Net loss per share:
Basic	$(7.82)	$0.01	$(7.81)	$(6.94)	$0.03	$(6.91)
Diluted	$(7.82)	$0.01	$(7.81)	$(6.94)	$0.03	$(6.91)

Consolidated Statements of Cash Flows
Net cash flow provided by operating activities	N/A	N/A	N/A	$747.3	$10.5	$757.8
Net cash flow used for investing activities	N/A	N/A	N/A	(722.1)	(10.5)	(732.6)
Capital expenditures	N/A	N/A	N/A	(170.2)	(10.5)	(180.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

Severance Charges

For the nine months ended September 30, 2005, the Company incurred severance costs of approximately $9.2 million, as a result of involuntary employee terminations initiated in the second quarter of 2005 as part of the Company’s focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2005, the remaining liability to be paid in the future related to these termination benefits was approximately $1.9 million. In connection with the Company’s plans to reduce operating expenses, additional severance charges may be incurred in the future.

Hurricane Katrina

In August 2005, Hurricane Katrina had a major impact on certain portions of the United States Gulf Coast region and resulted in the closure of 128 Blockbuster stores for some period of time. As of October 31, 2005, all but 19 of these stores were open and operating. Due to the extent of the damage caused by Hurricane Katrina, the Company expects to close approximately 10 of these remaining 19 stores. Blockbuster maintains insurance coverage for this type of loss, which provides for reimbursement from losses resulting from property damage, loss of product, as well as business interruption coverage. During the third quarter of 2005, the Company expensed its insurance deductible of $1.0 million, which has been included in “General and administrative” expenses in the Consolidated Statements of Operations. As of September 30, 2005, the Company wrote off the net book value of damaged inventory, property, plant and equipment and store supplies and recorded an insurance receivable of approximately $4.3 million, which has been included in “Receivables” on the Consolidated Balance Sheet. The Company is currently assessing the extent of its remaining losses in the Gulf Coast region, but does not expect these losses to have a material impact on its consolidated financial statements. Further, because all contingencies relating to recoveries under the Company’s business interruption coverage have not been resolved, no amounts have been recorded. These amounts are expected to be recorded in 2006 when the related contingencies have been resolved.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common shares by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of stock options and vesting of restricted shares and restricted share units only in periods in which such effect would have been dilutive on net income. Options to purchase approximately 7.4 million and 26.9 million shares of class A common stock were outstanding as of September 30, 2005 and 2004, respectively. Additionally, approximately

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

9.2 million restricted shares and restricted share units that are convertible into shares of class A common stock were outstanding as of September 30, 2005. Because their inclusion would be anti-dilutive, all stock options, restricted shares and restricted share units were excluded from the computation of the weighted-average shares for diluted EPS for the three and nine months ended September 30, 2005 and 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $38.9 million and $27.3 million as of September 30, 2005 and December 31, 2004.

Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		Restated		Restated
Net loss	$(491.4)	$(1,414.6)	$(606.1)	$(1,251.6)
Foreign currency translation adjustment, net of tax	(2.2)	1.3	(11.6)	1.9

Total comprehensive loss	$(493.6)	$(1,413.3)	$(617.7)	$(1,249.7)

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

Effective January 1, 2004, Blockbuster adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption of the expense recognition provisions of FIN 28, the unearned compensation expense was amortized on a straight-line basis over the vesting period. The adoption of the expense recognition provisions of FIN 28 was accounted for as a change in accounting principle under APB No. 20, Accounting Changes. However, because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2004. The cumulative effect of change in accounting principle was $23.1 million, net of tax, or $0.13 per share for the nine months ended September 30, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

The following table shows Blockbuster’s net loss for the three and nine months ended September 30, 2004 had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years. These pro forma effects may also not be representative of expense recognized under SFAS 123R, which the Company adopted beginning October 1, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	Restated	Restated
Pro forma net loss:
Reported net loss	$(1,414.6)	$(1,251.6)
Less: Total share-based employee compensation expense determined under fair value based methods for all awards, net of related tax impact	(4.4)	(15.5)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	—	(23.1)

Pro forma net loss	$(1,419.0)	$(1,290.2)

Net loss per share:
Basic	$(7.81)	$(6.91)

Basic – pro forma	$(7.84)	$(7.12)

Diluted	$(7.81)	$(6.91)

Diluted – pro forma	$(7.84)	$(7.12)

See Note 4 below for further information on the Company’s share-based compensation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

See Note 6 below for further information on the Company’s income taxes.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to “historical waste,” which is waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP 143-1 was required to be applied beginning in the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The Company will apply the guidance of FSP 143-1 as it relates to the European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The Company does not expect the adoption of FSP 143-1 to have a material impact on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 123R-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R) (“FSP FAS 123R-2”), in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123R. Assuming all other criteria have been met, the FASB concludes in this FSP that mutual understanding means (1) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The FASB defines “relatively short time period” as that period an entity could reasonably complete all actions necessary to communicate the awards to the recipients in accordance with the entity’s customary human resources practices. The FASB noted that this guidance shall be applied upon initial adoption of SFAS 123R, however an entity that adopted SFAS 123R prior to the issuance of this FSP shall apply the guidance in this FSP in the first reporting period for which financial statements or interim reports have not been issued as of October 18, 2005. The Company adopted SFAS 123R in October 2004 and, therefore, applied this guidance beginning in the third quarter of 2005. The Company does not expect FSP FAS 123R-2 to have a material impact on its consolidated financial statements.

Note 2—Impairment of Goodwill and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level on an annual basis and between

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount (an “interim impairment test”). In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

Beginning late in the second quarter of 2005 and continuing through the third quarter of 2005, the in-store home video industry declined at a rate that exceeded the Company’s and industry analysts’ forecasted expectations and has negatively impacted the Company’s future outlook on the industry. Management believes the decline in the overall industry and the resulting decline in the Company’s stock price are factors that would require the Company to perform an interim impairment test in accordance with SFAS 142. As a result, in connection with the preparation of its third quarter financial statements, the Company performed an interim impairment test on its goodwill balances during the third quarter of 2005. The first step of the impairment test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005, primarily including the accelerated decline in the in-store home video industry caused by (i) increased competition from other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing, online rentals and retail mass merchant sales of DVDs; (ii) competition from piracy in certain international markets and (iii) competition from other forms of leisure entertainment. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted. The estimated fair value of the Company’s domestic unit was more than its related book value, so management determined that it was not necessary to perform step two of the goodwill impairment test for the domestic reporting unit. However, the estimated fair value of the Company’s international reporting unit was less than its related book value and management determined that the international goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for the international reporting unit. Accordingly, management presented its conclusions to the Audit Committee of the Board of Directors in connection with the preparation of the Company’s financial statements for the third quarter of 2005, and on November 7, 2005, the Company determined to record an impairment charge totaling $332.0 million during the third quarter of 2005. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

The following table summarizes changes in the Company’s goodwill during the first nine months of 2005:

Balance as of December 31, 2004	$1,138.5
Impairments	(332.0)
Acquisitions and other purchase price adjustments	2.5

Balance as of September 30, 2005	$809.0

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the special distribution of $5.00 per share, the determination of the exchange ratio for the Viacom exchange offer and launch of the exchange offer by Viacom, the Company determined that it was more likely than not that the divestiture of the Company by Viacom would occur. Management believed that the divestiture was an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, and the Company performed an interim impairment test during the third quarter of 2004. The estimated fair value of each of the reporting units

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

included the impact of trends in the business and industry noted in 2004, including (i) the accelerated decline in the in-store rental industry; (ii) accelerated investments in initiatives and other growth opportunities and (iii) increased competition in the online movie rental industry. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted and management determined that the goodwill was impaired as of September 30, 2004. As such, the Company recorded a non-cash impairment charge for both the domestic and international reporting units totaling $1.50 billion during the third quarter of 2004. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. During the third quarters of 2005 and 2004, in conjunction with the goodwill impairments discussed above, the Company reviewed its long-lived assets for impairment as required by SFAS 144. As a result, the Company determined that the carrying value of fixed assets in certain of its domestic markets and domestic subsidiaries in the third quarter of 2005 exceeded the estimated undiscounted future cash flows to be generated by those assets. The Company also determined that the carrying value of selected tradenames related to its domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, management presented its conclusions to the Audit Committee of the Board of Directors in connection with the preparation of the Company’s financial statements for the third quarter of 2005 and on November 7, 2005, the Company determined to record an impairment charge of approximately $15.6 million during the third quarter of 2005. During the third quarter of 2004, the Company determined that the carrying value of fixed assets in one of its international markets exceeded the undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded an impairment charge of approximately $1.7 million during the third quarter of 2004.

Additionally, during the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, the Company recorded an impairment charge of approximately $9.2 million in the second quarter of 2005.

The Company’s impairment charges related to long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statements of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 3—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At September 30, 2005	At December 31, 2004
Credit facilities(1):
Revolving credit facility, interest rate ranging from 6.7% to 7.3% at September 30, 2005	$240.0	$—
Term A loan, interest rate ranging from 6.7% to 7.3% at September 30, 2005	100.0	3.7
Term B loan, interest rate ranging from 6.6% to 7.5% at September 30, 2005	550.0	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	890.0	5.8
Current portion of capital lease obligations	16.4	19.7

	$906.4	$25.5

(1)	As of September 30, 2005, the Company was in compliance with its then applicable debt covenants as a result of the debt covenant relief obtained in the second amendment, as defined below. However, based upon projected operating results, it is probable that the Company could fail to meet the financial covenants of the credit agreement and related amendments in place as of the date of this filing at December 31, 2005 and future covenant measurement dates. As a result, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by a Creditor, all amounts outstanding under the credit agreement have been classified as current liabilities as of September 30, 2005. Assuming effectiveness of the third amendment, as defined below, and expected compliance at December 31, 2005 and in future periods with the applicable debt covenants under the credit agreement and related amendments, amounts not due within the next twelve months under the credit agreement would be reclassified to long-term liabilities.

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At September 30, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate of 4.5% at December 31, 2004	$—	$100.0
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	—	96.3
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	—	548.6
Senior subordinated notes, interest rate of 9.5% at September 30, 2005	300.0	300.0

Total long-term debt, less current portion	300.0	1,044.9
Capital lease obligations, less current portion	65.3	74.8

	$365.3	$1,119.7

As of September 30, 2005, $240.0 million of borrowings was outstanding under the revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. The available borrowing

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

capacity under the revolving credit facility, subject to certain limitations under the amended credit facility discussed below, totaled $77.1 million at September 30, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before the Company’s initial public offering, and $32.9 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin, or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and applicable credit rating from time to time. The weighted-average interest rate at September 30, 2005 for borrowings under the credit facilities was 7.0%. Commitment fees are currently charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2005, $300.0 million of principal was outstanding under the senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The Company may redeem all or a portion of the senior subordinated notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the senior subordinated notes at a redemption price equal to the principal amount of the senior subordinated notes plus an applicable “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, subject to limitations under the credit facilities discussed below, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, the Company is required to pay additional interest on the senior subordinated notes of 0.25% per annum for the first 90-day period after May 18, 2005 and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until an exchange offer is completed or, if required, a shelf registration statement is declared effective. As a result, the Company incurred additional interest expense of 0.25% per annum for the 90-day period from May 18, 2005 through August 18, 2005, and began incurring additional interest expense of 0.50% per annum on the senior subordinated notes for the 90-day period subsequent to August 18, 2005. The Company expects to file a registration statement with respect to an exchange offer with the SEC during the fourth quarter of 2005. However, if the exchange offer is not completed or, if required, a shelf registration statement is not declared effective on or before November 18, 2005, the interest rate on the senior subordinated notes will increase an additional 0.25% per annum for the subsequent 90-day period, and for any additional subsequent 90-day period in which the exchange offer is not completed or, if required, a shelf registration statement has not been declared effective by the SEC, up to a maximum aggregate increase of 1% per annum.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

On August 8, 2005, the Company obtained a further amendment to the credit agreement (the “second amendment”), which provides for a waiver of its second and third quarter leverage ratio covenant and its third quarter fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second quarter of 2005 that is contained in the second amendment, the Company would have been in default of such covenant. The second amendment makes various changes to the credit agreement, which include:

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

The second amendment also provides for additional restrictions during the waiver period, which will end at the time the Company is required to deliver its 2005 audited financial statements, including:

(i)	compliance with minimum consolidated EBITDA and maximum capital expenditure covenants for the third and fourth quarters of 2005;

(ii)	restrictions on the Company’s ability to make additional revolving credit borrowings and requirements for mandatory prepayments of a portion of outstanding borrowings if the Company’s cash and cash equivalents are in excess of certain agreed amounts;

(iii)	additional reporting requirements;

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations on the amount of investments, including investments in its foreign subsidiaries, the Company may make; and

(vi)	prohibitions on certain acquisitions by the Company and its subsidiaries.

In connection with the second amendment, on August 8, 2005, the applicable margin for the Company’s borrowings under its credit facilities increased 50 basis points through the end of the waiver period, and the Company was required to pay a standard amendment fee.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

In order to provide the Company with improved operating flexibility, on November 4, 2005, the Company entered into a further amendment to the credit agreement (the “third amendment”) with its lenders to modify the financial covenants and make other modifications. The effectiveness of the modifications to the credit agreement set forth in the third amendment is conditioned upon, among other things, the Company having consummated, on or prior to November 20, 2005, either (a) the issuance and sale of shares of the Company’s common stock or convertible preferred stock or (b) other equity arrangements satisfactory to a majority of lenders, in either case for gross cash proceeds to the Company of at least $100 million and otherwise on terms reasonably satisfactory to the administrative agent under the credit agreement. The sale of the convertible preferred stock discussed below would satisfy such condition. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the second amendment will cease to be in effect and certain changes to the credit agreement will become effective and, to the extent previously contained in the waiver period provisions of the second amendment, permanent, including the following:

(i)	modification of the applicable margins (previously based solely on the applicable credit rating, from time to time, of the Company’s senior, secured, long-term indebtedness) to reflect adjustments to such applicable margins based on the Company’s gross leverage ratio from time to time;

(ii)	execution of account control agreements covering substantially all of the Company’s deposit accounts and securities accounts to perfect the security interest of the syndicate lenders in substantially all of the Company’s available cash (including cash held in the Company’s domestic concentration accounts as defined in the third amendment);

(iii)	modification of asset sale provisions to (a) allow for the sale of equity interests, subject to restrictions, (b) increase obligations with respect to mandatory prepayments from asset sales, and (c) increase restrictions with respect to the Company’s reinvestment of proceeds from asset sales;

(iv)	modification of the restricted payment covenant to (a) allow for the payment of cash, payment-in-kind (“PIK”) and common stock dividends on the convertible preferred stock discussed below, subject to certain conditions, and (b) establish additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness and subordinated indebtedness the Company may incur, the amount of franchisee indebtedness the Company may guarantee and the amount of investments, including investments in the Company’s foreign subsidiaries, it may make;

(vi)	compliance with a minimum consolidated EBITDA covenant through December 31, 2007, compliance with a maximum capital expenditure covenant for the remaining term of the credit agreement, and compliance with leverage ratio and fixed charge coverage covenants for the remaining term of the credit agreement after December 31, 2007;

(vii)	restrictions on the Company’s ability to make additional revolving credit borrowings and requirements for mandatory prepayment of a portion of outstanding borrowings if the Company’s cash and cash equivalents exceed certain agreed amounts;

(viii)	additional reporting requirements; and

(ix)	additional limitations and prohibitions on acquisitions by the Company and its subsidiaries.

In connection with the third amendment, the applicable margin for the Company’s borrowings under its credit facilities increased 50 basis points and commitment fees on the unused portion of the revolving credit

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

facility increased from 0.375% per annum to 0.500% per annum. The increase in the annual commitment fee rate is subject to reduction based on the applicable credit rating, from time to time, of the Company’s senior secured long-term indebtedness. The Company was also required to pay a standard amendment fee to the administrative agent and the syndicate of lenders.

On November 8, 2005, the Company announced that it is launching a private placement of cumulative convertible perpetual preferred stock (the “Shares”) to Qualified Institutional Buyers pursuant to rule 144A under the Securities Act of 1933. The expected gross proceeds from this offering will be at least $100 million, and the initial purchasers will have an option to purchase and sell an additional $15 million of Shares if the over-allotment option in connection with the offering is exercised. In addition to this offer, the initial purchasers will offer, on the same terms and conditions, up to an additional $50 million of the Shares to the Company’s 25 largest existing stockholders, based on public filings, who are Qualified Institutional Buyers based on demand for such Shares. Should the large existing stockholders not purchase the full $50 million of additional Shares, the initial purchasers may offer and sell such Shares to other Qualified Institutional Buyers. If the offering size is increased above $100 million in gross proceeds, the over-allotment option will be increased to 15% of such larger offering. The Company intends to use the net proceeds from the offering to repay a portion of its borrowings under its revolving credit facility and for general corporate purposes. The Company plans to complete the sale of these securities during the fourth quarter of 2005.

Assuming effectiveness of the third amendment and continued compliance with the applicable debt covenants under the credit agreement and related amendments, the Company expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under its normal operations, including any additional spending on its initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Additionally, as described above, amounts not due within the next twelve months under the credit agreement would be reclassified to long-term liabilities. However, should the third amendment not become effective or should the outstanding obligations under the credit facilities be accelerated and become due and payable because of the Company’s failure to comply with the applicable debt covenants in the future, the Company would be required to search for alternative measures to finance current and ongoing obligations of its business. If amounts outstanding under the credit facilities were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing the Company’s senior subordinated notes and certain leases, could also become due and payable immediately. There can be no assurance that such financing will be available on acceptable terms, if at all. The Company’s ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a very large majority of the Company’s assets have been secured as collateral under the credit agreement. In addition, the Company’s recent financial results, its substantial indebtedness, its reduced credit ratings and the declining in-store rental industry in which it operates could adversely affect the availability and terms of financing for the Company. Further, uncertainty surrounding the Company’s ability to finance its obligations has caused some of its trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from its trade creditors. Any of these scenarios could adversely impact the Company’s liquidity and results of operations, or force the Company to file for protection under the U.S. Bankruptcy Code.

Beginning with the year ending December 31, 2005, the Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 4—Stock and Share-Based Payments

As discussed in Note 1 above, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004 and SFAS 123R as of October 1, 2004. As a result of the adoption of SFAS 123R and the expense recognition provisions of FIN 28, compensation expense has been recognized on an accelerated basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations for all periods beginning after October 1, 2004. For the three and nine months ended September 30, 2005, the Company recognized approximately $4.1 million and $13.0 million, respectively, of share-based compensation expense related to stock options and approximately $3.6 million and $16.4 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

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

For the nine months ended September 30, 2005, there were no stock options granted to employees, 88,234 stock options were exercised and 627,495 stock options were cancelled. There were 2,607,000 restricted shares and restricted share units granted to employees and 701,151 restricted shares and restricted share units were cancelled during the nine months ended September 30, 2005. As of September 30, 2005, 7,438,697 stock options and 10,956,190 restricted shares and restricted share units remained outstanding.

As previously disclosed in our Form 10-Q for the second quarter of 2005, the Compensation Committee of the Company’s Board of Directors approved awards of restricted share or restricted share units to be made on August 19, 2005, absent any further modification by the Compensation Committee. The Compensation Committee determined before August 19, 2005 to modify the terms of the awards. The Company’s Board of Directors approved the modified awards of restricted shares and restricted share units on August 25, 2005. These awards were made to approximately 400 employees under the Company’s Amended and Restated 1999 Long-Term Management Incentive Plan. The Company’s CEO is subject to the terms of his employment agreement and as such is not included in these awards. The awards approved for 27 senior managers will be granted on May 5, 2007 only if certain performance targets are met. The actual number of awards that will be granted is dependent upon the performance targets met. However, the Company does not currently believe that it is probable that all conditions necessary for awards to be granted to senior managers will be met; therefore, no compensation expense has been recorded for these awards. An additional 380 employees who are not in the group of senior managers were granted a total of 2.6 million restricted shares or restricted share units on August 26, 2005, which vest ratably over a four-year period and include provisions which require employees to hold at least 50% of the vested awards for one year subsequent to the vesting date. Compensation expense for these awards was approximately $0.5 million during the third quarter of 2005. The ultimate expense to be recognized for these awards is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of September 30, 2005 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)	Stock Options	Total

Three month period ended December 31, 2005	$8.1	$2.3	$10.4
Year ended December 31, 2006	16.7	6.6	23.3
Year ended December 31, 2007	5.6	2.3	7.9
Years ended December 31, 2008 and 2009	1.1	—	1.1

Total	$31.5	$11.2	$42.7

(1)	Approximately 1.7 million restricted share units are payable in cash based on the fair value of the Company’s common stock at the vesting date. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of September 30, 2005. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of vesting.

Note 5—Commitments and Contingencies

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, a complaint that had been filed in California state court against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries, which alleged federal antitrust and California state law claims, was dismissed with prejudice in February 2003. The plaintiffs have appealed the dismissal, as well as a prior denial of class certification. In a tentative decision, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (the “Viacom entities”) whereby Blockbuster agreed to pay a percentage allocation of any liability arising from the revenue sharing antitrust cases of 33.33% and the Viacom entities agreed to pay 66.67% of any such liability. Blockbuster believes the plaintiffs’ positions in this action are without merit and intends to continue to vigorously defend itself in the litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Blockbuster was a defendant in several lawsuits alleging claims regarding Blockbuster’s extended viewing fees policies. In January 2002, a Texas court entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorney’s fees during the first quarter of 2005 and is currently making certificates available to class members for rentals and discounts. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. There is one case, filed in February 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorney’s fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for United States residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorney’s fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on February 10, 2004, Howard Vogel filed a lawsuit in the New Castle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors at that time who were also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asked the court to certify a class and to enjoin the then-anticipated transaction. Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 9, 2004, Sheela Salazar and Alberto Vasquez filed a putative class action complaint against Blockbuster in the Superior Court of California, Los Angeles County, on behalf of all hourly-paid California employees for a period starting July 9, 2000. The plaintiffs claim Blockbuster fails to pay overtime to its California hourly-paid employees in violation of California law, asserting fraud and violations of the California Labor Code, § 17200 of the California Business and Professions Code, and certain California Industrial Welfare Commission wage orders. Plaintiffs sought recovery of alleged unpaid money, wages, penalties, costs and attorney’s fees in an unstated dollar amount. Plaintiffs’ claims were dismissed without prejudice on July 28, 2005.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claims that she, and other store managers, were improperly classified as exempt employees and thus are owed

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

overtime payments under the FLSA. Two additional named plaintiffs were added. Plaintiffs seek recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorney’s fees. On March 14, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On April 11, 2005, Yajeshwarie Ramlakhan filed a putative collective class action complaint under the Fair Labor Standards Act in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster cashiers and clerks. The plaintiff claims that she, and other similarly situated employees, were not paid overtime compensation. Plaintiff seeks recovery of alleged unpaid overtime compensation with interest, liquidated damages, attorney’s fees and costs of suit. On July 7, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On August 9, 2005, Belinda Rodriguez filed a putative collective class action complaint under the Fair Labor Standard Act in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster cashiers and clerks. The plaintiff claims that she, and other similarly situated employees, were not paid overtime compensation. Plaintiff seeks recovery of alleged unpaid overtime compensation with interest, liquidated damages, attorney’s fees and costs of suit. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

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

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Blockbuster is a defendant in several lawsuits arising out of its “end of late fees” program. On February 15, 2005, Anna Kane filed a putative class action against Blockbuster in the Superior Court of New Jersey, Ocean County, alleging fraud, breach of contract, negligent misrepresentation, an unfair trade practice and a violation of the New Jersey consumer fraud laws regarding deceptive advertising. The suit seeks compensatory and injunctive relief. On October 27, 2005, the New Jersey Superior Court stayed the trial court action and directed that the individual claim of Kane be sent to arbitration. On February 18, 2005, Peter C. Harvey, New Jersey attorney general, filed a lawsuit against Blockbuster in the Superior Court of New Jersey asserting a violation of the New Jersey consumer fraud statute and seeking statutory civil penalties, injunctive relief and attorney’s fees. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging conversion and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. In February 2005, Gary Lustberg and Michael L. Galeno each filed a putative class action against Blockbuster in New York state court, each of which Blockbuster has removed to federal court in New York. These two New York suits allege breach of contract, unjust enrichment and a violation of New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging breach of express warranty, and a violation of California’s business and professions code as an unfair business practice and misleading advertising claims. The suit seeks equitable, injunctive and compensatory relief. On March 4, 2005, Ronit Yeroushalmi filed a putative class action in the Superior Court of California, Los Angeles County, alleging fraud and a violation of California consumer protection statutes prohibiting untrue and misleading advertising. The suit also alleges unjust enrichment, and seeks compensatory and punitive damages, injunctive relief and other equitable remedies. Blockbuster removed the case to the United States District Court, Central District of California. Also on March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging a violation of Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment, and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On April 11, 2005, Caleb Lucas-Hansen Marker filed an action in the District Court of Ingham County, Michigan asserting a violation of Michigan consumer protection act and the advertising and pricing act. The suit sought actual or, alternatively, statutory damages. Blockbuster moved to compel arbitration, the court agreed, and on July 25, 2005 dismissed the case with prejudice. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit seeks actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. Blockbuster believes each of these claims is without merit and intends to vigorously defend itself.

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

Note 6—Income Taxes

SFAS 109, Accounting for Income Taxes, requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years.

In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends, which caused the Company’s actual and anticipated financial performance to be significantly worse than it originally projected. Accordingly, during the third quarter of 2005, the Company recorded a valuation allowance against its deferred tax assets in the United States and certain foreign jurisdictions, which resulted in a provision for income taxes of $115.0 million and $55.1 million for the three and nine months ended September 30, 2005, respectively. The provision for income taxes includes $3.5 million and $9.9 million of expense for the three and nine months ended September 30, 2005, respectively, primarily related to tax expense

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

in jurisdictions where the Company expects to be a taxpayer. Until the Company determines that it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in these markets, income tax benefits associated with current period losses will be fully reserved.

At the end of the third quarter of 2005, the Company had net deferred tax assets of $34.3 million related to timing differences of depreciation and amortization, net operating losses and other tax credits in certain foreign jurisdictions where it is more likely than not that the deferred tax assets will be realized.

During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for the tax years January 1, 1997 through May 4, 2000.

Note 7—Related Party Transactions

Prior to the Company’s divestiture from Viacom on October 13, 2004, related party transactions were primarily with Viacom, and included, among others, arrangements providing insurance, audit, legal and other services, purchases from companies owned by or affiliated with Viacom and tax related agreements.

The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation. Total purchases from Paramount were $18.1 million and $54.1 million for the three and nine months ended September 30, 2004, respectively. All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, in connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated initial public offering and split-off agreement with Viacom. As of September 30, 2005, no amounts were receivable from Viacom in conjunction with these and other related divestiture agreements.

Note 8—Subsequent Events

On November 2, 2005, the Company, D.E.J. Productions Inc., a wholly-owned subsidiary of the Company (“DEJ”), and First Look Media, Inc. (“FLS”) entered into a Stock Purchase Agreement, dated as of such date (the “DEJ Purchase Agreement”), pursuant to which FLS agreed to purchase all of the issued and outstanding common stock of DEJ (the “DEJ Shares”) in exchange for cash consideration of $25 million, subject to certain adjustments as set forth in the DEJ Purchase Agreement. The purchase and sale of the DEJ Shares is expected to close during the fourth quarter of 2005, and the Company expects the proceeds will be used for working capital and other general corporate purposes.

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

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		Restated		Restated
Statement of Operations Data:
Revenues	$1,386.3	$1,410.0	$4,333.8	$4,334.3
Cost of sales	595.8	548.2	1,908.7	1,677.5

Gross profit	790.5	861.8	2,425.1	2,656.8
Operating expenses	1,140.9	2,347.1	2,906.1	3,934.9

Operating loss	(350.4)	(1,485.3)	(481.0)	(1,278.1)
Interest expense	(27.2)	(9.7)	(70.0)	(18.3)
Interest income	0.9	1.2	2.8	2.6
Other items, net	0.3	0.4	(2.8)	(0.6)

Loss before income taxes	(376.4)	(1,493.4)	(551.0)	(1,294.4)
Benefit (provision) for income taxes	(115.0)	78.8	(55.1)	42.8

Net loss	$(491.4)	$(1.414.6)	$(606.1)	$(1,251.6)

Cash Flow Data:
Cash flow provided by operating activities	N/A	N/A	$492.4	$757.8
Cash flow used for investing activities	N/A	N/A	$(741.2)	$(732.6)
Cash flow provided by/(used for) financing activities	N/A	N/A	$112.8	$(70.1)

Other Data:
Impairment of goodwill and other long-lived assets	$347.6	$1,504.4	$356.8	$1,504.4

Margins:
Rental margin (1)	66.7%	72.0%	66.9%	72.1%
Merchandise margin (2)	23.8%	23.9%	22.6%	23.0%
Gross margin (3)	57.0%	61.1%	56.0%	61.3%

Worldwide Store Data:
Same-store revenues decrease (4)	(3.8)%	(3.0)%	(2.9)%	(4.4)%
Total system-wide stores at end of period	9,076	9,014	9,076	9,014

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,000 stores in the United States, its territories and 24 other countries as of September 30, 2005. Beginning late in the second quarter of 2005 and continuing through the third quarter of 2005, we have experienced challenges caused by the decline in the worldwide in-store home video rental industry, which we believe has been caused by (i) a weak slate of titles released to home video during the second and third quarters of 2005; (ii) increased competition from other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing, online rentals and retail mass merchant sales of DVDs; (iii) competition from piracy in certain international markets and (iv) competition from other forms of leisure entertainment. While these factors negatively impacted our results for the quarter, we outperformed the market with a decline in domestic same-store rental revenues of approximately 1%. According to Rentrak estimates, the total domestic in-store and online home video rental industry was down 11.7% for the quarter. Additionally, the decline in our domestic same-store rental revenues includes the impact of the elimination of extended viewing fees, which contributed over $130 million to our rental revenues during the third quarter of 2004. We believe these results reinforce the importance of our investment strategy over the past twenty-one months, which has focused on confronting the significant challenges facing our industry. Specifically, we have invested in various strategic initiatives, which we believe will help offset our declining movie rental revenues, add incremental future revenues and support future profitability growth. These initiatives include the “end of late fees” program in the U.S. and Canada, BLOCKBUSTER Online, in-store subscription programs, movie and game trading and expanded game concepts.

Our third quarter results reflect the challenges facing the in-store rental industry as well as encouraging results from our strategic initiatives including:

•	“No Late Fees”—Despite the elimination of extended viewing fees, which accounted for almost 13% of our rental revenues in the third quarter of 2004, and a declining in-store rental industry, we only experienced a 1.4% decline in our rental revenues from the third quarter of 2004. We believe this accomplishment was due, in large part, to substantial year-over-year increases in online subscribers and positive consumer response to the “no late fees” program. Additionally, the active member trends in our domestic company-operated stores continue to outperform those in our domestic franchise stores that have not eliminated extended viewing fees. As a result of these factors, from the third quarter of 2004 to the third quarter of 2005, we experienced a slight increase in rental transactions and our worldwide base rental revenues, which consist of online and in-store rentals and exclude extended viewing fees, increased 11.1%.

•	BLOCKBUSTER Online—Our one million plus subscribers to BLOCKBUSTER Online have helped to offset the negative in-store industry trends and boost our same-store rental revenues. While BLOCKBUSTER Online experienced relatively slow growth in the third quarter of 2005, we remain committed to the online business and expect that BLOCKBUSTER Online will achieve its goal of two million subscribers by the end of 2006 and become profitable in 2007. We believe that our diversified portfolio of products, including an online rental option, has set us apart from our store-based competition and was a significant contributor in our ability to outperform the industry during the third quarter of 2005. During the second quarter of 2005, we began fulfilling some BLOCKBUSTER Online orders through inventory from certain company-operated and franchise store locations and expanded this fulfillment process to approximately 900 stores in the third quarter of 2005. We believe this integrated approach, which melds our online and in-store capabilities, will allow us to get movies to customers faster while also enabling us to use our existing in-store labor, product and real estate resources to reduce overall costs.

While we firmly believe that these programs will give us a critical advantage in the highly competitive rental industry, they also require us to make significant investments, which, when combined with the decline in the in-store rental industry during the third quarter of 2005, have negatively impacted our gross profit, operating expenses and cash flow.

During the first three quarters of 2005, we experienced a significant decline in our rental gross profit as a result of a decline in our rental gross margin and a reduction in rental revenues from the same quarters in 2004. The decrease in our rental gross margin resulted from several factors, including (i) lower gross margin results from BLOCKBUSTER Online caused by the increased product purchases necessary to grow the business and the inclusion of shipping costs from the online business in cost of rental revenues and (ii) the launch of the BLOCKBUSTER Movie Pass and our “no late fees” program, which combined decreased revenues per transaction with increased product purchases. These additional in-store rental product purchases were required to support increased product demand resulting from our new rental offerings.

In light of the difficult environment in which we are operating and in order to support the investment in our initiatives, we are aggressively reducing our operating expenses and capital expenditures. During the first nine months of 2005, we implemented an aggressive cost-reduction strategy, which included a reduction-in-force and other measures targeted at reducing our operating expenses by approximately $70 million annually. We incurred approximately $9.2 million in severance costs during the first nine months of 2005 as a result of implementing this plan. We also expect our capital expenditures to decrease by approximately $150 million during 2005, as compared with 2004, primarily because the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. Therefore, we expect capital expenditures for 2005 to be approximately $140 million.

We are committed to improving our profitability and are taking the necessary steps to improve gross margins and lower operating expenses. These steps include selectively marketing in-store programs with a focus on profitability rather than top-line revenue and raising prices as necessary to offset increasing expenses, such as utilities. In addition, we are currently reviewing our asset portfolio with a focus on optimizing profitability through our core Blockbuster-branded in-store and online rental businesses. We also expect to begin implementing additional cost-saving measures aimed at reducing our selling, general and administrative expenses by approximately $100 million during 2006 and an incremental $50 million in 2007. We expect to realize these savings through a reduction in overhead expenses, lower advertising expenses and operational savings from the divestiture of certain non-core assets. In addition, while we will continue to invest at approximately the same levels in BLOCKBUSTER Online, we plan to significantly lower our capital expenditures in 2006 to approximately $90 million by reducing the number of new store openings. Based on current industry projections, we also believe that some degree of industry consolidation may be necessary in order to stabilize our in-store rental business. We believe that our focus on profitability will allow us to be a beneficiary of any such industry consolidation by increasing our market share.

As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income for 2005 to be consistent with 2004. In conjunction with the decline in the industry and the resulting decline in our stock price, we performed an impairment test on our goodwill balances during the third quarter of 2005 and determined that the goodwill balance related to our international reporting unit was impaired. We recognized non-cash charges of $332.0 million to impair goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), and approximately $15.6 million to impair other long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We also determined during the third quarter of 2005 that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and one international market, which resulted in a provision for income taxes of $115.0 million. The provision for income taxes included $3.5 million of expense primarily related to tax expense in jurisdictions where we expect to be a taxpayer. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in these markets, income tax benefits associated with current period losses will be fully reserved.

As of September 30, 2005, we were in compliance with all then applicable debt covenants as a result of the debt covenant relief obtained in the second amendment. However, based upon projected operating results, it is probable that we could fail to meet the financial covenants of our credit agreement and related amendments in place as of the date of this filing at December 31, 2005 and future covenant measurement dates. As a result, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, all amounts outstanding under the credit agreement have been classified as current liabilities as of September 30, 2005. In order to provide improved operating flexibility, on November 4, 2005, we entered into a third amendment to the credit agreement with our lenders to modify the financial covenants and make other modifications, the effectiveness of which is contingent upon our raising additional equity with gross cash proceeds to us of at least $100 million. On November 8, 2005, we announced that we are launching a private placement of at least $100 million in cumulative convertible perpetual preferred stock and expect to complete the sale of these securities on or prior to November 20, 2005. See further discussion in “—Liquidity and Capital Resources.” Assuming effectiveness of the third amendment and expected compliance at December 31, 2005 and in future periods with the applicable debt covenants under the credit agreement and related amendments, amounts not due within the next twelve months would be reclassified to long-term liabilities.

In the fourth quarter of 2005, we expect that our financial results will be positively impacted by lower operating costs and lower operating income impact year-over-year from BLOCKBUSTER Online. However, our fourth quarter 2005 results could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumer’s leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) we are not able to receive products or services on acceptable terms; (v) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected through increased store traffic, less promotional and marketing activity and increased focus on operating expense management; (vi) the home video release schedule is weaker than anticipated; (vii) foreign exchange rates become less favorable or (viii) other factors cause rental trends to be weaker than anticipated.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the useful lives and residual values of our rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of our property and equipment, income taxes, impairment of our goodwill and impairment of our long-lived assets other than goodwill, share-based compensation and contingencies.

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, we implemented the “end of late fees” program in certain markets. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from us as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at our company-operated stores in the United States. Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the product within the 30-day return period.

Revenues recognized from sales of non-returned rental product and restocking fees include sales of rental product and restocking fees that have not yet been collected in cash. Therefore, revenues have been reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

Rental Library Amortization

As discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful life and residual value of our rental libraries due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. These changes in estimate related to the useful lives and residual values of our rental libraries increased our cost of rental revenues and net loss by approximately $1.6 million, or $0.01 per share, for the three months ended September 30, 2005 and reduced our cost of rental revenues and net loss by approximately $10.8 million, or $0.06 per share, for the nine months ended September 30, 2005. As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenues.    Revenues decreased $23.7 million, or 1.7%, from the third quarter of 2004 to the third quarter of 2005 primarily as a result of a decrease in rental revenues and merchandise sales. The following is a summary of revenues by category:

	Three months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,039.5	75.0%	$1,054.6	74.8%	$(15.1)	(1.4)%
Merchandise sales	327.7	23.6%	333.0	23.6%	(5.3)	(1.6)%
Other revenues	19.1	1.4%	22.4	1.6%	(3.3)	(14.7)%

Total revenues	$1,386.3	100.0%	$1,410.0	100.0%	$(23.7)	(1.7)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(2.5)%	(0.8)%	(7.4)%
Merchandise sales	(7.8)%	(13.6)%	(2.7)%
Total revenues	(3.8)%	(3.1)%	(5.5)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall revenues was primarily the result of a 3.8% decline in worldwide same-store revenues, which was partially offset by the addition of company-operated stores and the impact of favorable foreign exchange rates. The decrease in overall same-store revenues occurred both domestically and internationally as a result of a decline in rental revenues and merchandise sales.

Rental Revenues.    Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, we implemented the “end of late fees” program, which means that we no longer charge extended viewing fees, commonly referred to as “late fees,” on any movie or game rental at any of our company-operated BLOCKBUSTER stores in the United States. Our Canadian operations also adopted a similar program at its company-operated stores across Canada, effective January 29, 2005. In this Management’s Discussion and Analysis, when we discuss the elimination of extended viewing fees under the “no late fees” program, we are referring to their elimination at the stores described in the preceding two sentences. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from us as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at our company-operated stores in the United States. Our franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in significant variations of rental terms, selling terms and restocking fees among company-operated and franchised BLOCKBUSTER stores. Approximately 475 of our franchise stores in the United States are participating in the “end of late fees” program as of September 30, 2005.

The “no late fees” program does not apply at our non-Blockbuster branded stores in the United States and all international locations excluding stores in Canada. In these locations, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

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

Due to the integrated nature of the online pass, beginning in the third quarter of 2004 revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues. Such revenues are included in the same-store calculations since we expect this service to drive store revenues because, as discussed above, the monthly fee for the online subscription pass entitles the customer to two monthly in-store rentals. Additionally, we began fulfilling some online rentals through inventory from certain company-operated and franchise store locations in the second quarter of 2005 and expanded this fulfillment process to approximately 900 stores in the third quarter of 2005. We also incurred some degree of cannibalization due to current in-store customers subscribing to the online pass.

Rental revenues decreased $15.1 million, or 1.4%, in the third quarter of 2005 as compared with the third quarter of 2004, due to decreased rental revenues from both movies and games. The following is a summary of rental revenues by product category:

	Three months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$29.8	2.9%	$133.3	12.7%	$(103.5)	(77.6)%
VHS EVF revenues	0.7	0.1%	19.1	1.8%	(18.4)	(96.3)%
DVD rental revenues	879.6	84.6%	683.9	64.8%	195.7	28.6%
DVD EVF revenues	17.2	1.7%	102.4	9.7%	(85.2)	(83.2)%

Total movie rental revenues	927.3	89.3%	938.7	89.0%	(11.4)	(1.2)%

Game rental revenues	110.7	10.6%	100.9	9.6%	9.8	9.7%
Game EVF revenues	1.5	0.1%	15.0	1.4%	(13.5)	(90.0)%

Total game rental revenues	112.2	10.7%	115.9	11.0%	(3.7)	(3.2)%

Total rental revenues	$1,039.5	100.0%	$1,054.6	100.0%	$(15.1)	(1.4)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie rental revenues	(2.3)%	(0.5)%	(7.5)%
Game rental revenues	(4.1)%	(3.7)%	(5.6)%
Total rental revenues	(2.5)%	(0.8)%	(7.4)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 2.5% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the continued decline in the worldwide home video rental industry in 2005.

Movie Rental Revenues.    Movie rental revenues decreased $11.4 million, or 1.2%, in the third quarter of 2005 as compared with the third quarter of 2004, including the impact of the elimination of extended viewing fees, which accounted for almost 13% of our movie rental revenues in the third quarter of 2004. During the third quarter of 2005, we continued to experience challenges caused by the decline in the worldwide home video rental industry. However, we believe that the changes we have made in our business, including the elimination of extended viewing fees and the launch of both BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, drove an increase in our worldwide base rental revenues of 11.3% and largely offset the decrease of $103.6 million in extended viewing fee revenues from the third quarter of 2004 to the third quarter of 2005. This growth in base movie rental revenues during the third quarter of 2005 mostly occurred domestically, where we have implemented all of the programs mentioned above, and can be primarily attributed to a reduction in promotional credits, an increase in domestic movie rental transactions and an increase in the average movie rental price. Total worldwide same-store movie rental revenues decreased 2.3% from the third quarter of 2004 to the third quarter of 2005, including the elimination of extended viewing fees. This decrease in same-store movie rental revenues was largely driven by a 7.5% decrease in international same-store movie rental revenues and was caused by the negative industry trends currently facing the video rental industry, which we believe include (i) a weak slate of titles released to home video during the second and third quarters of 2005; (ii) increased competition from other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing, online rentals and retail mass merchant sales of DVDs; (iii) competition from piracy in certain international markets and (iv) competition from other forms of leisure entertainment. The majority of our international markets have not eliminated late fees or implemented the online and in-store movie passes and, therefore, have not been able to offset the decline in the worldwide rental industry with revenues from these initiatives. The decrease in same-store movie rental revenues was partially offset by the impact of favorable foreign exchange rates.

We had originally believed that the in-store movie rental industry would stabilize by the end of 2005. However, given our actual results from the second and third quarters of 2005, the unexpected rate of growth in the online industry during 2005 and increased competition from other sources of in-home entertainment, we believe that the in-store movie rental industry is currently declining at a rate faster than we had previously anticipated.

Game Rental Revenues.    Game rental revenues decreased $3.7 million, or 3.2%, in the third quarter of 2005 as compared with the third quarter of 2004 due to a 4.1% decline in worldwide same-store game rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates. The decline in worldwide same-store game rental revenues primarily resulted from a $13.5 million decrease in extended viewing fees in the third quarter of 2005 as compared with the third quarter of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. In addition, new game platforms are currently expected to be released in late 2005 and mid-2006, which we believe is currently reducing the supply and demand for new game titles. These trends were partially offset by a substantial increase in sales of previously played games from the third quarter of 2004 primarily in conjunction with the elimination of extended viewing fees and the addition of approximately 70 worldwide game store-in-store locations since the third quarter of 2004. In addition, we believe customers are viewing the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new platforms.

Merchandise Sales.    Merchandise sales decreased $5.3 million, or 1.6%, in the third quarter of 2005 as compared with the third quarter of 2004, due to decreased movie and merchandise sales, which were partially offset by increased game sales. The following is a summary of merchandise sales by product category:

	Three months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$3.1	1.0%	$5.7	1.7%	$(2.6)	(45.6)%
DVD sales	103.0	31.4%	115.5	34.7%	(12.5)	(10.8)%

Total movie sales	106.1	32.4%	121.2	36.4%	(15.1)	(12.5)%
Game sales	136.0	41.5%	120.1	36.1%	15.9	13.2%
General merchandise sales	85.6	26.1%	91.7	27.5%	(6.1)	(6.7)%

Total merchandise sales	$327.7	100.0%	$333.0	100.0%	(5.3)	(1.6)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(16.1)%	(23.8)%	(2.5)%
Game sales	2.3%	9.3%	(0.6)%
General merchandise sales	(10.4)%	(14.1)%	(6.8)%
Total merchandise sales	(7.8)%	(13.6)%	(2.7)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall merchandise sales was primarily due to a 7.8% decrease in worldwide same-store merchandise sales. This decrease is partially offset by the addition of approximately 80 freestanding game stores and the impact of favorable foreign exchange rates. The decrease in worldwide same-store merchandise sales was driven by a significant decline in worldwide same-store movie sales and was partially offset by growth in new and traded game sales. Merchandise sales represented 23.6% of our total revenues in both the third quarter of 2004 and 2005.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, decreased $15.1 million, or 12.5%, from the third quarter of 2004 to the third quarter of 2005. We experienced an 8.2% increase in overall unit sales of movies worldwide in the third quarter of 2005 as compared with the third quarter of 2004. This increase was driven by a significant increase in unit sales of traded movies as a result of the implementation of trading in over 3,000 locations worldwide since the third quarter of 2004 but was partially offset by a decline in unit sales of new movies. The decline in new movie sales was generally the result of a weaker home video release schedule for titles with ownership appeal as compared to the third quarter of 2004, continued competition from mass-merchant sales of DVDs and increased sales of traded and previously rented product which compete with our new retail sales. Our average retail selling price of movies decreased 19.0% as a result of the increased sales of traded movies, which generally have a lower average selling price than new retail product, and discounted sales of new movies. This decrease in average selling price also contributed to a 16.1% decrease in worldwide same-store movie sales. The decrease in worldwide same-store movie sales was partially offset by the net addition of company-operated stores and favorable foreign exchange rates.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $15.9 million, or 13.2%, from the third quarter of 2004 to the third quarter of 2005, as a result of the addition of approximately 80 company-operated free-standing RHINO VIDEO GAMES™ and GAMESTATION® stores, a 2.3% increase in worldwide same-store game sales and favorable foreign exchange rates. Since the third quarter of 2004, we opened approximately 70 worldwide game store-in-store locations and began offering games trading in over 3,000 stores worldwide that do not have a game store-in-store concept. The store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. These factors, and the addition of new free-standing games stores, led to a 35.3% improvement in the overall unit sales of retail games worldwide in the third quarter of 2005 as compared with the third quarter of 2004. While total transactions of new and traded games increased significantly during the third quarter of 2005, the average retail selling price of games decreased 16.3% driven primarily by the increased sales of traded games, which generally have a lower average selling price than new games, and pricing pressure on new games in international markets. New game platforms are expected to be released in late 2005 and mid-2006, which we believe is currently reducing the supply and demand for new game titles.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $6.1 million, or 6.7%, from the third quarter of 2004 to the third quarter of 2005 due primarily to a 10.4% decline in worldwide same-store general merchandise sales. The decrease in same-store general merchandise sales was caused primarily by the discontinuation of sales of various movie-related products domestically during late 2004, which was offset partially by the addition of company-operated stores and favorable foreign exchange rates.

Cost of Sales.    Cost of sales of $595.8 million in the third quarter of 2005 increased $47.6 million, or 8.7%, from $548.2 million in the third quarter of 2004, primarily as a result of the changes in gross profit discussed below.

Gross Profit.    Gross profit of $790.5 million in the third quarter of 2005 decreased $71.3 million, or 8.3%, from $861.8 million in the third quarter of 2004. The decrease in gross profit was caused by a decrease in our gross margin to 57.0% in the third quarter of 2005 from 61.1% in the third quarter of 2004 and a reduction in total revenues.

Rental Gross Profit.    Rental gross profit of $693.4 million in the third quarter of 2005 decreased $66.4 million, or 8.7%, from $759.8 million in the third quarter of 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 72.0% in the third quarter of 2004 to 66.7% in the third quarter of 2005 and a $15.1 million reduction in our rental revenues. The decrease in our rental gross margin primarily occurred domestically and was due to the following factors:

•	We launched BLOCKBUSTER Online in August 2004. This business generates a lower gross margin than our domestic in-store rental business, because of the inclusion of shipping costs from our online business in cost of rental revenues and the charging of a fixed fee for multiple rentals. During the third quarter of 2005, our rental gross margin was further impacted by the increased level of product purchases necessary to grow the online business.

•	During 2004 and 2005, we introduced two new programs that substantially changed our rental proposition. First, during May 2004, we launched the BLOCKBUSTER Movie Pass nationally, which charges a fixed fee for multiple rentals. Second, in January 2005 we implemented the “no late fees” program in the U.S. and Canada, which resulted in a significant decrease in rental revenues. In order to support these programs, we purchased additional rental library product during the fourth quarter of 2004 and the first nine months of 2005. In addition, because of changing industry conditions in the third quarter of 2005, including a weak slate of titles released to home video, our revenues decreased more than anticipated relative to our product purchases, resulting in a decline in our rental gross margin.

Merchandise Gross Profit.    Merchandise gross profit of $78.0 million in the third quarter of 2005 decreased $1.6 million, or 2.0%, from merchandise gross profit of $79.6 million in the third quarter of 2004. The decrease in merchandise gross profit was primarily attributable to a corresponding decrease in merchandise sales. Merchandise gross margin of 23.8% in the third quarter of 2005 remained relatively flat as compared with merchandise gross margin of 23.9% in the third quarter of 2004. Sales of traded movies and games, which generally have higher average gross margins than new retail product, increased as a percent of total merchandise sales to 22.5% in the third quarter of 2005 from 17.0% in the third quarter of 2004. The resulting increase in gross margin due to sales of traded product was offset by a decrease in gross margin on new retail sales as a result of pricing pressure from mass-merchant sales of retail DVDs and reduced sales prices on new retail games in international markets in anticipation of the new platforms expected to be released in late 2005 and mid-2006.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $1,140.9 million in the third quarter of 2005, a decrease of $1,206.2 million, or 51.4%, from $2,347.1 million in the third quarter of 2004 primarily due to non-cash impairment charges for the impairment of goodwill and other long-lived assets of $1,504.4 million in the third quarter of 2004 as compared with $347.6 million in the third quarter of 2005. Total operating expenses decreased as a percentage of total revenues to 82.3% in the third quarter of 2005 from 166.5% in the third quarter of 2004. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $735.0 million in the third quarter of 2005, decreased $43.6 million, or 5.6%, from $778.6 million in the third quarter of 2004. Selling, general and administrative expense as a percentage of total revenues decreased from 55.2% in the third quarter of 2004 to 53.0% in the third quarter of 2005. The change in selling, general and administrative expense in the third quarter of 2005 resulted from the following items:

•	Compensation expense decreased $11.0 million, or 3.2%, due to the reversal of $10.5 million of our bonus accrual related to prior quarters as well as lower bonus expense in the third quarter of 2005 as a result of lower expected earnings for the full-year 2005 and labor savings resulting from our cost-saving initiatives, including a reduction-in-force during the second quarter of 2005. These decreased costs were offset by approximately $7.7 million in share-based compensation expense, the impact of increased foreign exchange rates and additional personnel needed to support BLOCKBUSTER Online.

As discussed in our Form 10-Q for the second quarter of 2005 and in Note 4 to the consolidated financial statements, during the third quarter of 2005, our Board of Directors approved awards of restricted shares or restricted share units to approximately 400 employees under our Amended and Restated 1999 Long-Term Management Incentive Plan. Compensation expense relating to this grant was approximately $0.5 million during the third quarter of 2005. The ultimate expense to be recognized for these awards is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Occupancy costs increased $5.6 million, or 2.5%, primarily as a result of the net addition of 42 company-operated stores, increased foreign exchange rates and the impact of general inflation on lease renewals and utilities.

•	Advertising expense, which includes online subscriber acquisition costs, decreased $18.0 million, or 25.6%, reflecting a reduction in advertising campaigns as compared with the third quarter of 2004 when we were promoting the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online. The decrease in advertising expenses also reflects our cost-saving initiatives, which began in the second quarter of 2005.

•	Other corporate and store expenses decreased $20.2 million, or 14.8%, due primarily to reduced expenses related to decreased extended viewing fees and other strategic initiatives implemented in 2004 as well as increased focus on operating expense management.

During the first nine months of 2005, we implemented an aggressive cost-reduction strategy, which included a reduction-in-force and other measures targeted at reducing our operating expenses by approximately $70 million annually. Our focus for the remainder of 2005 and 2006 will be on continuing to reduce operating expenses in light of the accelerated decline of the in-store rental industry that began late in the second quarter of 2005 and was further exacerbated in the third quarter of 2005. We also expect to begin implementing additional cost-saving measures aimed at reducing our selling, general and administrative expenses by approximately $100 million during 2006 and an incremental $50 million in 2007.

Depreciation and Intangible Amortization Expense.    Depreciation and intangible amortization expense of $58.3 million in the third quarter of 2005 decreased $5.8 million, or 9.0%, as compared with $64.1 million in the third quarter of 2004. The decrease was primarily the result of decreased property, plant and equipment balances associated with the increase of assets which are fully depreciated and a reduction in capital expenditures. This decrease was offset by a net addition of 42 company-operated stores and the increased impact of foreign exchange rates.

Impairment of Goodwill and Other Long-Lived Assets.    During the third quarter of 2005, the in-store home video industry declined at a rate that exceeded our and industry analysts’ forecasted expectations and has negatively impacted our future outlook on the industry. Management believes the decline in the overall industry and the resulting decline in our stock price are factors that would require us to perform an interim impairment test in accordance with SFAS 142. As a result, we performed an interim impairment test on our goodwill balances during the third quarter of 2005 and determined that the goodwill related to our international reporting unit was impaired. We recorded a non-cash charge of $332.0 million to impair goodwill in our international reporting unit during the third quarter of 2005.

In conjunction with the goodwill impairment discussed above, we reviewed our long-lived assets for impairment, as required by SFAS 144, and determined that the carrying value of fixed assets in certain of our domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. In addition, we determined that the carrying value of selected tradenames related to our domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. We recorded a non-cash charge of $15.6 million to impair these long-lived assets during the third quarter of 2005.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the special distribution as a result of the divestiture from Viacom, we performed an interim impairment test in accordance with SFAS 142. Management believed that the divestiture was an event that would require us to perform an interim impairment test. As a result, we performed an interim impairment test on goodwill balances during the third quarter of 2004 and determined that the goodwill balance was impaired. We recorded a non-cash impairment charge for both the domestic and international reporting units during the third quarter of 2004 totaling $1.5 billion.

Operating Loss.    Operating loss of $350.4 million in the third quarter of 2005 represents a decrease in operating loss of $1,134.9 million, or 76.4%, from an operating loss of $1,485.3 million in the third quarter of 2004. This decrease was due to the changes discussed above.

As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income for 2005 to be consistent with 2004. In the fourth quarter of 2005, we expect that our financial results will be positively impacted by lower operating costs and lower operating income impact year-over-year from BLOCKBUSTER Online. However, our fourth quarter 2005 results could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumer’s leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) we are not able to receive products or services on acceptable terms; (v) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected through increased store traffic, less promotional and marketing activity and increased focus on operating expense management; (vi) the home video release schedule is weaker than anticipated; (vii) foreign exchange rates become less favorable or (viii) other factors cause rental trends to be weaker than anticipated.

Interest Expense.    Interest expense of $27.2 million in the third quarter of 2005 increased $17.5 million, or 180.4%, as compared with $9.7 million in the third quarter of 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to shareholders as a result of the divestiture from Viacom. We expect interest expense to increase during the remainder of 2005 due to the terms of the second and third amendments to our credit agreement, as discussed in “—Liquidity and Capital Resources” and rising interest rates on our variable-rate debt.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $115.0 million in the third quarter of 2005 primarily as a result of a valuation allowance recorded on our deferred tax assets. In the third quarter of 2004 we recognized a benefit for income taxes of $78.8 million primarily as a result of pretax losses from an impairment of goodwill, a portion of which was deductible. We expect income tax expense to increase in the future until we are able to generate sufficient taxable income to realize our deferred income tax assets. See Note 6 to the consolidated financial statements for further discussion of income taxes.

Net Loss.    Net loss of $491.4 million in the third quarter of 2005 represents a decrease in net loss of $923.2 million, or 65.3%, from a net loss of $1,414.6 million in the third quarter of 2004. This decrease was due to the changes discussed above.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues.    Revenues remained flat from the first nine months of 2004 to the first nine months of 2005 due to the offset of decreasing rental revenues by increasing merchandise sales. The following is a summary of revenues by category:

	Nine months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$3,165.2	73.0%	$3,281.6	75.7%	$(116.4)	(3.5)%
Merchandise sales	1,114.0	25.7%	987.1	22.8%	126.9	12.9%
Other revenues	54.6	1.3%	65.6	1.5%	(11.0)	(16.8)%

Total revenues	$4,333.8	100.0%	$4,334.3	100.0%	$(0.5)	0.01%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(4.9)%	(4.6)%	(5.8)%
Merchandise sales	3.8%	1.2%	6.2%
Total revenues	(2.9)%	(3.8)%	(1.0)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall revenues primarily reflects a 2.9% decline in worldwide same-store revenues. This decrease was partially offset by the addition of company-operated stores and the impact of favorable foreign exchange rates. The decrease in overall worldwide same-store revenues was primarily attributable to the continued decrease in domestic and international same-store rental revenues, which was offset partially by an increase in worldwide same-store merchandise sales.

Rental Revenues.    Rental revenues decreased $116.4 million, or 3.5%, in the first nine months of 2005 as compared with the first nine months of 2004, due to decreased rental revenues from both movies and games. The following is a summary of rental revenues by product category:

	Nine months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
VHS rental revenues	$145.9	4.6%	$491.1	14.9%	$(345.2)	(70.3)%
VHS EVF revenues	3.8	0.1%	82.2	2.5%	(78.4)	(95.4)%
DVD rental revenues	2,623.0	82.9%	2,011.9	61.3%	611.1	30.4%
DVD EVF revenues	60.8	1.9%	336.8	10.3%	(276.0)	(81.9)%

Total movie rental revenues	2,833.5	89.5%	$2,922.0	89.0%	(88.5)	(3.0)%

Game rental revenues	326.2	10.3%	308.0	9.4%	18.2	5.9%
Game EVF revenues	5.5	0.2%	51.6	1.6%	(46.1)	(89.3)%

Total game rental revenues	331.7	10.5%	359.6	11.0%	(27.9)	(7.8)%

Total rental revenues	$3,165.2	100.0%	$3,281.6	100.0%	$(116.4)	(3.5)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie rental revenues	(4.4)%	(4.1)%	(5.5)%
Game rental revenues	(9.0)%	(9.0)%	(8.8)%
Total rental revenues	(4.9)%	(4.6)%	(5.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues was primarily due to a 4.9% decrease in worldwide same-store rental revenues. This decrease was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the continued decline in the worldwide home video rental industry in 2005.

Movie Rental Revenues.    Movie rental revenues decreased $88.5 million or 3.0% in the first nine months of 2005 as compared with the first nine months of 2004, including the impact of the elimination of extended viewing fees, which accounted for over 14% of our movie rental revenues in the first nine months of 2004. During the third quarter of 2005, we continued to experience challenges caused by the decline in the worldwide home video rental industry. However, we believe that the changes we have made in our business, including the elimination of extended viewing fees and the launch of both BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, drove an increase in our worldwide base movie rental revenues of 10.6% and largely offset the decrease of $354.4 million in extended viewing fee revenues from the third quarter of 2004 to the third quarter of 2005. This growth in base movie rental revenues during the first nine months of 2005 mostly occurred domestically, where we have implemented all of the programs mentioned above, and can be primarily attributed to a 17.2% increase in domestic movie rental transactions and a significant reduction in promotional credits. Total worldwide same-store movie rental revenues decreased 4.4% from the first nine months of 2004 to the first nine months of 2005, including the elimination of extended viewing fees. This decrease in same-store movie rental revenues occurred both domestically and internationally and was primarily caused by negative industry trends currently facing the video rental industry, which we believe include (i) a weak slate of titles released to home video during the second and third quarters of 2005; (ii) increased competition from other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing, online rentals and retail mass merchant sales of DVDs; (iii) competition from piracy in certain international markets and (iv) competition from other forms of leisure entertainment. The decrease in same-store movie rental revenues was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores.

We had originally believed that the in-store movie rental industry would stabilize by the end of 2005. However, given our actual results from the second and third quarters of 2005, the unexpected rate of growth in the online industry during 2005 and increased competition from other sources of in-home entertainment, we believe that the in-store movie rental industry is currently declining at a rate faster than we had previously anticipated.

Game Rental Revenues.    Game rental revenues decreased $27.9 million, or 7.8%, in the first nine months of 2005 as compared with the first nine months of 2004 due to a 9.0% decline in worldwide same-store game rental revenues, which was partially offset by the impact of favorable foreign exchange rates. The decline in worldwide same-store game rental revenues primarily resulted from a $46.1 million decrease in extended viewing fees in the first nine months of 2005 as compared with the first nine months of 2004, caused by the launch of the “no late fees” program in the U.S. and Canada in January 2005. In addition, new game platforms are currently expected to be released in late 2005 and mid-2006, which we believe is currently reducing the supply and demand for new game titles. These trends were partially offset by an increase in sales of previously played games in the first nine months of 2005 primarily in conjunction with the elimination of extended viewing fees and the addition of approximately 70 worldwide game store-in-store locations since the third quarter of 2004. In addition, we believe customers are viewing the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new platforms.

Merchandise Sales.    Merchandise sales increased $126.9 million, or 12.9%, in the first nine months of 2005 as compared with the first nine months of 2004, due to increased sales of games. The following is a summary of merchandise sales by product category:

	Nine months ended September 30,
	2005		2004		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales:
VHS sales	$14.2	1.3%	$18.4	1.9%	$(4.2)	(22.8)%
DVD sales	398.0	35.7%	394.4	40.0%	3.6	0.9%

Total movie sales	412.2	37.0%	412.8	41.9%	(0.6)	(0.1)%
Game sales	443.0	39.8%	307.3	31.1%	135.7	44.2%
General merchandise sales	258.8	23.2%	267.0	27.0%	(8.2)	(3.1)%

Total merchandise sales	$1,114.0	100.0%	$987.1	100.0%	$126.9	12.9%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(3.2)%	(8.4)%	7.5%
Game sales	21.0%	54.2%	9.8%
General merchandise sales	(5.9)%	(10.1)%	(1.7)%
Total merchandise sales	3.8%	1.2%	6.2%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

The increase in overall merchandise sales in the first nine months of 2005 as compared with the first nine months of 2004 occurred both domestically and internationally and was primarily due the addition of company-operated stores, including the addition of approximately 80 freestanding game stores, a 3.8% increase in worldwide same-store merchandise sales and the impact of favorable foreign exchange rates. The increase in worldwide same-store merchandise sales was driven by strong growth in sales of new and traded games. Merchandise sales continued to grow as a percent of our business, representing 25.7% of total revenues in the first nine months of 2005, compared with 22.8% of total revenues in the first nine months of 2004.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs and VHS tapes, decreased $0.6 million, or 0.1%, from the first nine months of 2004 to the first nine months of 2005. We experienced a 19.5% increase in overall unit sales of movies worldwide during the first nine months of 2005 as compared to the first nine months of 2004. This increase was driven by a significant increase in unit sales of traded movies as a result of the implementation of trading in approximately 3,000 locations worldwide since the third quarter of 2004 but was partially offset by a decline in unit sales of new movies. The decline in new movie sales occurred domestically and was generally the result of a weak home video release schedule for titles with ownership appeal, the continued competition from mass-merchant sales of DVDs and increased sales of traded and previously rented product which compete with our new retail sales. Our average retail selling price of movies decreased 16.4% as a result of the increased sales of traded movies, which generally have a lower average selling price than new retail product. This decrease in average selling price also contributed to a 3.2% decrease in worldwide same-store movie sales, but was partially offset by the addition of company-operated stores and the impact of favorable foreign exchange rates.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $135.7 million, or 44.2%, from the first nine months of 2004 to the first nine months of 2005, as a result of a 21.0% increase in worldwide same-store game sales, the addition of approximately 80 company-operated free-standing RHINO VIDEO GAMES and GAMESTATION stores and favorable foreign exchange rates. Since September 30, 2004, we opened approximately 70 worldwide game store-in-store locations and began offering games trading in approximately 3,000 stores worldwide that do not have a game store-in-store concept. The store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. These factors, and the addition of new free-standing game stores, contributed to a 47.1% improvement in the worldwide unit sales of retail games in the first nine months of 2005 as compared with the first nine months of 2004. The increase in unit sales was partially offset by a slight decline in the average selling price of retail games due to the increase in sales of traded games, which generally have a lower average selling price than new games. Our domestic same-store game sales benefited from the launch of Sony’s PSP model in early 2005 and drove a 35.7% increase in the average selling price of new retail games domestically. New game platforms are expected to be released in late 2005 and mid-2006, which we believe is currently reducing the supply and demand for new game titles.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $8.2 million, or 3.1%, from the first nine months of 2004 to the first nine months of 2005 due primarily to a 5.9% decline in worldwide same-store general merchandise sales due to the discontinuation of sales of various movie-related products domestically during late 2004. This decrease was partially offset by favorable foreign exchange rates and the addition of company-operated stores.

Cost of Sales.    Cost of sales of $1,908.7 million in the first nine months of 2005 increased $231.2 million, or 13.8%, from $1,677.5 million in the first nine months of 2004, primarily as a result of the changes in gross profit discussed below.

Gross Profit.    Gross profit of $2,425.1 million in the first nine months of 2005 decreased $231.7 million, or 8.7%, from $2,656.8 million in the first nine months of 2004. The decrease in gross profit was caused by a decrease in our gross margin to 56.0% in the first nine months of 2005 from 61.3% in the first nine months of 2004.

Rental Gross Profit.    Rental gross profit of $2,118.4 million in the first nine months of 2005 decreased $246.2 million, or 10.4%, from $2,364.6 million in the first nine months of 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 72.1% in the first nine months of 2004 to 66.9% in the first nine months of 2005 and a $116.4 million reduction in our rental revenues. The decrease in our rental gross margin primarily occurred domestically and was due to the following factors:

•	We launched BLOCKBUSTER Online in August 2004. This business generates a lower gross margin than our domestic in-store rental business, because of the inclusion of shipping costs from our online business in cost of rental revenues and the charging of a fixed fee for multiple rentals. During the first nine months of 2005, our rental gross margin was further impacted by the increased level of product purchases necessary to grow the online business.

•	During 2004 and 2005, we introduced two new programs that substantially changed our rental proposition. First, during May 2004 we launched the BLOCKBUSTER Movie Pass nationally, which charges a fixed fee for multiple rentals. Second, we implemented the “no late fees” program in the U.S. and Canada in January 2005, which resulted in a significant decrease in rental revenues. We believe that these new programs have resulted in increased in-store transactions during the first nine months of 2005 and, in order to support this new product demand, we purchased additional rental library product during the fourth quarter of 2004 and the first nine months of 2005. In addition, because of changing industry conditions in the first nine months of 2005, including a weak slate of titles released to home video, our revenues decreased more than anticipated relative to our product purchases. As a result of these factors, we experienced a decline in our rental gross margin during the first nine months of 2005.

Merchandise Gross Profit.    Merchandise gross profit of $252.1 million in the first nine months of 2005 increased $25.5 million, or 11.3%, from merchandise gross profit of $226.6 million in the first nine months of 2004. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales. Merchandise gross margin of 22.6% in the first nine months of 2005 remained relatively flat as compared with merchandise gross profit of 23.0% in the first nine months of 2004. Sales of traded movies and games, which generally have higher average gross margins than new retail product, increased as a percent of total merchandise sales to 20.1% in the first nine months of 2005 from 13.5% in the first nine months of 2004. The resulting increase in gross margin from sales of traded product was offset by a decrease in gross margin on new retail sales as a result of pricing pressure from mass-merchant sales of retail DVDs and reduced sales prices on new retail games in international markets in anticipation of the new platforms expected to be released in late 2005 and mid-2006.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and amortization, were $2,906.1 million in the first nine months of 2005, a decrease of $1,028.8 million, or 26.1%, from $3,934.9 million in the first nine months of 2004. This decrease was primarily due to non-cash impairment charges for the impairment of goodwill and other long-lived assets of $1,504.4 million in the first nine months of 2004 as compared with $356.8 million in the first nine months of 2005. Total operating expenses decreased as a percentage of total revenues from 90.8% in the first nine months of 2004 to 67.1% in the first nine months of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $2,374.5 million in the first nine months of 2005, increased $131.7 million, or 5.9%, from $2,242.8 million in the first nine months of 2004. Selling, general and administrative expense as a percentage of total revenues increased to 54.8% in the first nine months of 2005 as compared with 51.7% in the first nine months of 2004. The change in selling, general and administrative expense in the first nine months of 2005 resulted from the following items:

•	Compensation expense increased $72.5 million, or 7.2%, primarily due to approximately $29.2 million of non-cash share-based compensation expense, additional store and corporate personnel needed to support our store growth and strategic initiatives such as game store-in-stores and BLOCKBUSTER Online, the impact of increased foreign exchange rates and approximately $9.2 million in severance costs as a result of a reduction-in-force during the first nine months of 2005. These increases were partially offset by a decrease in compensation expense related to lower bonus accruals attributed to lower expected operating results for the full year 2005 and labor savings resulting from our cost-saving initiatives in 2005, including the reduction-in-force discussed above.

As discussed in our Form 10-Q for the second quarter of 2005 and in Note 4 to the consolidated financial statements, during the third quarter of 2005, our Board of Directors approved awards of restricted shares or restricted share units to approximately 400 employees under our Amended and Restated 1999 Long-Term Management Incentive Plan. Compensation expense relating to this grant was approximately $0.5 million for the first nine months of 2005. The ultimate expense to be recognized for these awards is subject to various estimates. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Advertising expense, which includes online subscriber acquisition costs, increased $62.4 million, or 37.9%, reflecting advertising costs incurred for the national launch of the “no late fees” and the LIFE AFTER LATE FEES™ programs in the first nine months of 2005 and increased spending for BLOCKBUSTER Online. These increased costs were partially offset by a decrease in advertising expense as a result of our cost-saving initiatives, which began in the second quarter of 2005.

•	Occupancy costs increased $32.2 million, or 4.8%, primarily as a result of the net addition of 42 company-operated stores, increased foreign exchange rates and the impact of general inflation on lease renewals and utilities.

•	Other corporate and store expenses decreased $35.4 million, or 8.8%, due primarily to reduced expenses related to decreased extended viewing fees and other strategic initiatives implemented in 2004 as well as increased focus on operating expense management. These decreases were partially offset by approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood and increased costs as a result of our divestiture from Viacom.

During the first nine months of 2005, we implemented an aggressive cost-reduction strategy, which included a reduction-in-force and other measures targeted at reducing our operating expenses by approximately $70 million annually. Our focus for the remainder of 2005 and 2006 will be on continuing to reduce operating expenses in light of the accelerated decline of the in-store rental industry that began late in the second quarter of 2005 and was further exacerbated in the third quarter of 2005. We also expect to begin implementing additional cost-saving measures aimed at reducing our selling, general and administrative expenses by approximately $100 million during 2006 and an incremental $50 million in 2007.

Depreciation and Intangible Amortization Expense.    Depreciation and intangible amortization expense of $174.8 million in the first nine months of 2005 decreased $12.9 million, or 6.9%, as compared with $187.7 million in the first nine months of 2004. The decrease was primarily the result of decreased property, plant and equipment balances associated with the increase of assets which are fully depreciated and a reduction in capital expenditures. This decrease was partially offset by the net addition of 42 company-operated stores and the impact of increased foreign exchange rates.

Impairment of Goodwill and Other Long-Lived Assets.    During the third quarter of 2005, the in-store home video industry declined at a rate that exceeded our and industry analysts’ forecasted expectations and has negatively impacted our future outlook on the industry. Management believes the decline in the overall industry and the resulting decline in our stock price are factors that would require us to perform an interim impairment test in accordance with SFAS 142. As a result, we performed an interim impairment test on our goodwill balances during the third quarter of 2005 and determined that the goodwill related to our international reporting unit was impaired. We recorded a non-cash impairment charge of $332.0 million to impair goodwill in our international reporting unit during the third quarter of 2005.

In conjunction with the goodwill impairment discussed above, we reviewed our long-lived assets for impairment during the third quarter of 2005, as required by SFAS 144, and determined that the carrying value of fixed assets in certain of our domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. In addition, we determined that the carrying value of selected tradenames related to our domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. We recorded a non-cash charge of $15.6 million to impair long-lived assets in certain domestic markets and domestic subsidiaries during the third quarter of 2005. In addition, during the second quarter of 2005, we also performed an impairment analysis for long-lived assets in certain of our international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. We determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, we wrote down the value of our long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. As a result, we recorded a non-cash charge of $9.2 million to impair these long-lived assets in certain international markets during the second quarter of 2005.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the special distribution as a result of the divestiture from Viacom, we performed an interim impairment test in accordance with SFAS 142. Management believed that the divestiture was an event that would require the Company to perform an interim impairment test. As a result, we performed an interim impairment test on goodwill balances during the third quarter of 2004 and determined that the goodwill balance was impaired. We recorded a non-cash impairment charge for both the domestic and international reporting units during the third quarter of 2004 totaling $1.5 billion.

Operating Loss.    Operating loss of $481.0 million in the first nine months of 2005 represents a decrease in operating loss of $797.1 million, or 62.4%, from an operating loss of $1,278.1 million in the first nine months of 2004. This decrease was due to the changes discussed above.

As a result of the continued declines and uncertainty in the rental industry and the significant changes that we are implementing in our business, we no longer expect operating income for 2005 to be consistent with 2004. In the fourth quarter of 2005, we expect that our financial results will be positively impacted by lower operating costs and lower operating income impact year-over-year from BLOCKBUSTER Online. However, our fourth quarter 2005 results could be negatively impacted if (i) the home video rental industry continues to experience significant competition from mass-merchant sales of retail DVDs and other forms of entertainment that vie for consumer’s leisure time; (ii) the international home video rental industry is further impacted by the effects of piracy; (iii) studios place further pricing or distribution pressures on the industry; (iv) we are not able to receive products or services on acceptable terms; (v) the loss of revenues associated with the elimination of extended viewing fees is not offset as expected through increased store traffic, less promotional and marketing activity and increased focus on operating expense management; (vi) the home video release schedule is weaker than anticipated; (vii) foreign exchange rates become less favorable or (viii) other factors cause rental trends to be weaker than anticipated.

Interest Expense.    Interest expense of $70.0 million in the first nine months of 2005 increased $51.7 million, or 282.5%, as compared with $18.3 million in the first nine months of 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to shareholders as a result of the divestiture from Viacom. We expect interest expense to increase during the remainder of 2005 due to the terms of the second and third amendments to our credit agreement as discussed in “—Liquidity and Capital Resources” and rising interest rates on our variable rate debt.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $55.1 million in the first nine months of 2005 primarily as a result of a valuation allowance recorded on our deferred tax assets. We recognized a benefit for income taxes of $42.8 million in the first nine months of 2004, which included a tax benefit of $37.1 million resulting from the resolution of specific federal income tax audit issues for tax years January 1, 1997 through May 4, 2000. The first nine months of 2004 also included a tax benefit related to the $1,504.4 million goodwill impairment charge we incurred in the third quarter of 2004, a large portion of which was non-deductible. We expect income tax expense to increase in the future until we are able to generate sufficient taxable income to realize our deferred income tax assets. See Note 6 to the consolidated financial statements for further discussion of income taxes.

Net Loss.    Net loss of $606.1 million in the first nine months of 2005 represents a decrease in net loss of $645.5 million, or 51.6%, from a net loss of $1,251.6 million in the first nine months of 2004. This decrease was due to the changes discussed above.

Liquidity and Capital Resources

Liquidity and Capital Resources

We generate cash from operations predominately from the rental and retail sale of movies and video games, and we have positive operating cash flow because most of our revenues are received in cash and cash equivalents and because of the classification of our rental library as a non-current asset. Working capital requirements, rental library purchases and normal capital expenditures are generally funded with cash from operations.

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

On August 8, 2005, we obtained a further amendment to the credit agreement (the “second amendment”), which provides for a waiver of our second and third quarter leverage ratio covenant and our third quarter fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the third quarter of 2005 that is contained in the second amendment, we would be in default of such covenant. The second amendment makes various changes to the credit agreement, which include (i) modification of the applicable margins based on the applicable credit rating, from time to time, of our senior, secured long-term indebtedness; (ii) granting the syndicate of lenders with a security interest in substantially all of our domestic assets (other than our real estate leasehold interests); (iii) compliance with minimum consolidated EBITDA and maximum capital expenditure covenants for the third and fourth quarters of 2005 and (iv) other changes described in Note 3 to the consolidated financial statements. In connection with the second amendment, the applicable margin on our borrowings under our credit facility increased 50 basis points through the end of the waiver period and we paid a standard amendment fee during the third quarter of 2005.

As of September 30, 2005, we were in compliance with all then applicable debt covenants as a result of the debt covenant relief obtained in the second amendment. However, based upon projected operating results, it is probable that we could fail to meet the financial covenants of our credit agreement and related amendments in place as of the date of this filing at December 31, 2005 and future covenant measurement dates. As a result, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, all amounts outstanding under the credit agreement have been classified as current liabilities as of September 30, 2005. In order to provide improved operating flexibility, on November 4, 2005, we entered into a further amendment to the credit agreement (the “third amendment”) with our lenders to revise the financial covenants and make other modifications. The effectiveness of the modifications to the credit agreement set forth in the third amendment is conditioned upon, among other things, our having consummated, on or prior to November 20, 2005, either (a) the issuance and sale of shares of our common stock or convertible preferred stock or (b) other equity arrangements satisfactory to a majority of lenders, in either case for gross cash proceeds to us of at least $100 million and otherwise on terms reasonably satisfactory to the administrative agent under the credit agreement. The sale of the convertible preferred stock discussed below would satisfy such condition. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the second amendment will cease to be in effect and certain changes to the credit agreement will become effective and, to the extent previously contained in the waiver period provisions of the second amendment, permanent, including the following:

(i)	modification of the applicable margins (previously based solely on the applicable credit rating, from time to time, of our senior, secured, long-term indebtedness) to reflect adjustments to such applicable margins based on our gross leverage ratio from time to time;

(ii)	execution of account control agreements covering substantially all of our deposit accounts and securities accounts to perfect the security interest of the syndicate lenders in substantially all of our available cash (including cash held in our domestic concentration accounts as defined in the third amendment);

(iii)	modification of asset sale provisions to (a) allow for the sale of equity interests, subject to restrictions, (b) increase obligations with respect to mandatory prepayments from asset sales, and (c) increase restrictions with respect to our reinvestment of proceeds from asset sales;

(iv)	modification of the restricted payment covenant to (a) allow for the payment of cash, payment-in-kind (“PIK”) and common stock dividends on the convertible preferred stock discussed below, subject to certain conditions, and (b) establish additional limitations on payment of dividends, repurchases and other distributions in respect of our stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness and subordinated indebtedness we may incur, the amount of franchisee indebtedness we may guarantee and the amount of investments, including investments in our foreign subsidiaries, we may make;

(vi)	compliance with a minimum consolidated EBITDA covenant through December 31, 2007, compliance with a maximum capital expenditure covenant for the remaining term of the credit agreement, and compliance with leverage ratio and fixed charge coverage covenants for the remaining term of the credit agreement after December 31, 2007;

(vii)	restrictions on our ability to make additional revolving credit borrowings and requirements for mandatory prepayment of a portion of outstanding borrowings if our cash and cash equivalents exceed certain agreed amounts;

(viii)	additional reporting requirements; and

(ix)	additional limitations and prohibitions on acquisitions by us and our subsidiaries.

In connection with the third amendment, the applicable margin for our borrowings under our credit facilities increased 50 basis points and commitment fees on the unused portion of the revolving credit facility increased from 0.375% per annum to 0.500% per annum. The increase in the annual commitment fee rate is subject to reduction based on the applicable credit rating, from time to time, of the Company’s senior secured long-term indebtedness. We were also required to pay a standard amendment fee to the administrative agent and the syndicate of lenders.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2005, we announced that we are launching a private placement of cumulative convertible perpetual preferred stock (the “Shares”) to Qualified Institutional Buyers pursuant to rule 144A under the Securities Act of 1933. The expected gross proceeds from this offering will be at least $100 million. Additionally, the initial purchasers will offer, on the same terms and conditions, up to an additional $50 million of Shares to our 25 largest existing stockholders, based on public filings, who are Qualified Institutional Buyers based on demand for such Shares. Should the large existing stockholders not purchase the full $50 million of additional Shares, the initial purchasers may offer and sell such Shares to other Qualified Institutional Buyers. We intend to use the net proceeds from the offering to repay a portion of our borrowings under our revolving credit facility and for general corporate purposes. We plan to complete the sale of these securities during the fourth quarter of 2005.

Assuming effectiveness of the third amendment and continued compliance with the applicable debt covenants under the credit agreement and related amendments, we expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes and capital expenditures under normal operations, including any additional spending on our initiatives, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Additionally, as described below, amounts not due within the next twelve months under the credit agreement would be reclassified to long-term liabilities. However, should the third amendment not become effective or should the outstanding obligations under the credit facilities be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. If amounts outstanding under the credit facilities were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing the Company’s senior subordinated notes and certain leases, could also become due and payable immediately. There can be no assurance that such financing will be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. In addition, our recent financial results, our substantial indebtedness, our reduced credit ratings and the declining in-store rental industry in which we operate could adversely affect the availability and terms of financing. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors. Any of these scenarios could adversely impact our liquidity and results of operations, or force us to file for protection under the U.S. Bankruptcy Code.

Capital Structure

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At September 30, 2005	At December 31, 2004
Credit facilities(1):
Revolving credit facility, interest rate ranging from 6.7% to 7.3% at September 30, 2005	$240.0	$—
Term A loan, interest rate ranging from 6.7% to 7.3% at September 30, 2005	100.0	3.7
Term B loan, interest rate ranging from 6.6% to 7.5% at September 30, 2005	550.0	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	890.0	5.8
Current portion of capital lease obligations	16.4	19.7

	$906.4	$25.5

(1)

As discussed above, as of September 30, 2005, we were in compliance with our then applicable debt covenants as a result of the debt covenant relief obtained in the second amendment, as defined below. However, based upon projected operating results, it is probable that we could fail to meet the financial covenants of the credit agreement and related amendments in place as of the date of this filing at December 31, 2005 and future covenant measurement dates. As a result, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by a Creditor, all amounts outstanding under the credit agreement have been classified as current liabilities as of September 30, 2005. Assuming effectiveness of the third amendment, as defined below, and expected compliance at December 31, 2005 and in future periods with the applicable debt covenants under the credit agreement and related amendments, amounts not due within the next twelve months under the credit agreement would be reclassified to long-term liabilities.

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At September 30, 2005	At December 31, 2004
Credit facilities:
Revolving credit facility, interest rate of 4.5% at December 31, 2004	$—	$100.0
Term A loan, interest rate ranging from 4.3% to 4.5% at December 31, 2004	—	96.3
Term B loan, interest rate ranging from 4.8% to 5.3% at December 31, 2004	—	548.6
Senior subordinated notes, interest rate of 9.5% at September 30, 2005	300.0	300.0

Total long-term debt, less current portion	300.0	1,044.9
Capital lease obligations, less current portion	65.3	74.8

	$365.3	$1,119.7

As of September 30, 2005, $240.0 million of borrowings was outstanding under our revolving credit facility and $650.0 million was outstanding under the term loan facilities of the credit facilities. Our available borrowing capacity under the revolving credit facility, subject to certain limitations under the amended credit facility discussed above, totaled $77.1 million at September 30, 2005, excluding the $150.0 million reserved for the issuance of letters of credit to Viacom, at Viacom’s expense, to secure a portion of Viacom’s contingent liabilities with respect to certain store lease obligations originally entered into before our initial public offering, and $32.9 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin, or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing applicable credit rating from time to time. The weighted-average interest rate at September 30, 2005 for borrowings under the credit facilities was 7.0%. Commitment fees are currently charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2005, $300.0 million of principal was outstanding under our senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes from August 20, 2004, and is payable on March 1 and September 1 of each year. Under a registration rights agreement as part of the offering of the senior subordinated notes, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we are required to pay additional interest on the senior subordinated notes of 0.25% per annum for the first 90-day period after May 18, 2005 and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or, if required, the shelf registration statement is declared effective. As a result, we incurred additional interest expense of 0.25% per annum for the 90-day period from May 18, 2005 through August 18, 2005, and were began incurring additional interest expense of 0.50% per annum on the senior subordinated notes for the 90-day period subsequent to August 18, 2005. We expect to file a registration statement with respect to an exchange offer with the SEC during the fourth quarter of 2005. However, if the exchange offer is not completed or, if required, a shelf registration statement is not declared effective on or before November 18, 2005, the interest rate on the senior subordinated notes will increase an additional

0.25% per annum for the subsequent 90-day period, and for any additional subsequent 90-day period in which the exchange offer is not completed or, if required, a shelf registration statement has not been declared effective, up to a maximum aggregate increase of 1% per annum.

Assuming effectiveness of the third amendment and continued compliance under the revised agreement, principal payments on the credit facilities and senior subordinated notes based on outstanding borrowings as of September 30, 2005 are expected to be approximately $5.1 million in 2005, $20.5 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $336.3 million in 2009 and a total of $764.7 million in years thereafter.

Consolidated Cash Flows

Operating Activities.    Net cash flow provided by operating activities decreased $265.4 million, or 35.0%, from $757.8 million for the first nine months of 2004 to $492.4 million for the first nine months of 2005. The decrease in operating cash flows resulted primarily from a $283.5 million decrease in net income as adjusted for non-cash items, such as depreciation and amortization, impairment of goodwill and other long-lived assets, rental library amortization, share-based compensation expense and deferred taxes. This decrease in cash flow provided by operating activities was offset by changes in working capital, which used $179.1 million of cash during the first nine months of 2005 as compared with $197.2 million during the first nine months of 2004. Rental amortization increased $122.5 million during the first nine months of 2005 as compared with the first nine months of 2004 as a result of an increase in traditional product purchases, primarily in support of BLOCKBUSTER Online, the BLOCKBUSTER Movie Pass and the “no late fees” program.

Investing Activities.    Net cash flow used for investing activities increased $8.6 million, or 1.2%, from $732.6 million for the first nine months of 2004 to $741.2 million for the first nine months of 2005. This increase was primarily due to a $101.6 million increase in rental library purchases during the first nine months of 2005 as compared with the first nine months of 2004. As a result of our elimination of extended viewing fees during the first nine months of 2005 and our growing online business, we invested in additional product for our stores and to support the online customer demand. These increases were partially offset by a $78.9 million decrease in cash used for capital expenditures and a $13.6 million decrease in cash used for acquisitions during the first nine months of 2005 as compared with the first nine months of 2004. We expect our capital expenditures to continue to decrease during 2005, as compared with 2004, as the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. We expect total capital expenditures for 2005 to be approximately $140 million, which will be used primarily to support the investment in our online rental business.

Financing Activities.    Net cash flow provided by financing activities increased $182.9 million, or 260.9%, from $70.1 million used for financing activities in the first nine months of 2004 to $112.8 million provided by financing activities in the first nine months of 2005. This change was primarily due to a decrease in cash dividends paid, which totaled $7.8 million during the first nine months of 2005 as compared with $916.4 million for the first nine months of 2004, as a result of the special distribution paid during the third quarter of 2004, and a decrease in debt financing costs, which totaled $3.7 million for the first nine months of 2005 as compared with $17.8 million for the first nine months of 2004 related to our new credit facilities and senior subordinated notes during the third quarter of 2004. These amounts were partially offset by a decrease in net borrowings, which totaled $139.3 million during the first nine months of 2005 as compared with $877.0 million during the first nine months of 2004 related to our new credit facilities and senior subordinated notes during the third quarter of 2004.

Other Financial Measurements: Working Capital

At September 30, 2005, we had cash and cash equivalents of $190.2 million. Working capital, however, reflected a deficit of $1,103.0 million primarily due to the reclassification of $869.5 million of debt outstanding under our credit facility to current liabilities as discussed in “—Capital Structure” and the accounting treatment of our rental library. Our rental library is accounted for as a non-current asset and, as a result, is excluded from the computation of working capital. Liabilities associated with the acquisition costs of rental product, however, are reported as current liabilities and, accordingly, are included in the computation of working capital. Consequently, we believe working capital is not as relevant of a measure of financial condition for companies in the home video industry as it is for companies in some other industries. Because of this accounting treatment, we may, from time to time, operate with a working capital deficit.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements relating to: our operating model and the anticipated impact of our operating model on our operating results; our overall strategies and our related initiatives and investments; our expectations with respect to the expected competitive and financial impact of these initiatives, in particular our “no late fees” program and our online initiative; our beliefs with respect to our ability to achieve our online subscriber goals and the future profitability of our online rental business; our integration of our online subscription service with our in-store capabilities; our trends and expected results for the future, including our expectation that our financial results for the fourth quarter of 2005 will be positively impacted by lower operating costs and lower operating income impacted year-over-year from BLOCKBUSTER Online; our plans and expectations with respect to offsetting the costs associated with our initiatives, including our plans to reduce our operating expenses and capital expenditures; our purchasing arrangements; our expectations related to advertising, systems and infrastructure and other expenses; our industry expectations, including our expectations with respect to industry consolidation; our expectations with respect to changes in our asset portfolio with a focus on optimizing profitability through our core Blockbuster-branded in-store and online rental businesses; our expectations with respect to the release schedule for titles with rental appeal; our expectations regarding liquidity, including our anticipated needs for, and sources of, funds; our expectations regarding compliance with restrictions and covenants in our debt agreements; our expectations with respect to modifications to our credit agreement and the issuance of convertible preferred stock; our plans for managing exposure to interest and currency exchange rate fluctuations; and our expectations and intentions relating to outstanding litigation. Our forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. These factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program and our online and in-store subscription offerings, as well as our trading and games concepts;

(ii)	overall industry performance;

(iii)	vendor determinations relating to pricing and distribution of their product and our ability to reach agreements with services, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and game software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the impact of competitor pricing and product and service offerings;

(x)	our ability to effectively and timely prioritize and implement our initiatives;

(xi)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control and reduce operating expenses and capital expenditures;

(xii)	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xiii)	our ability to capitalize on anticipated industry consolidation;

(xiv)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing trading activities and delays to our trading initiative implementation schedule to comply with these regulations;

(xv)	the application of existing and future accounting policies or interpretations of existing accounting policies, including without limitation the impact of accounting policies related to leases and our related restatement, any continuing impact of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes ;

(xvi)	the effect of game platform cycles;

(xvii)	the impact of developments affecting our outstanding litigation and claims against us;

(xviii)	a change in the composition of, or dissension on, the Board of Directors of the Company, or a resulting loss of key management personnel of the Company; and

(xix)	other factors as set forth in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Cautionary Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and under “Disclosure Regarding Forward-Looking Information” in Blockbuster’s quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin, or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and applicable credit rating from time to time. Our borrowings under this credit agreement totaled $890.0 million at September 30, 2005, and the weighted-average interest rate for these borrowings was 7.0%. Our vulnerability to changes in LIBOR or any other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or any other applicable rates would have an $8.9 million impact on our interest expense annually.

As discussed above and in Note 3 to our consolidated financial statements, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we are required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or, if required, the shelf registration statement is declared effective. An increase of 1% in the interest rate on our senior subordinated notes would increase our interest expense by approximately $3 million per year.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $9.4 million and $1.5 million, respectively, for the three months ended September 30, 2005 and by $49.3 million and $2.5 million, respectively, for the nine months ended September 30, 2005, if foreign exchange rates in 2005 were consistent with 2004.

Our operations outside the United States constituted 31.2% and 30.4% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 31.4% and 29.2% for the first nine months of 2005 and 2004, respectively. Our operations in Europe constituted 18.7% and 19.5% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 20.2% and 18.9% for the first nine months of 2005 and 2004, respectively.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

Changes in Internal Control over Financial Reporting

During the third quarter of 2005, the Company implemented the PeopleSoft Human Resource and Payroll Modules. The actual results of the implementation of the PeopleSoft Human Resource and Payroll Modules impacted the Company’s internal control over financial reporting for the third quarter of 2005 by providing more timely and accurate human resource and payroll information and reducing manual processes.

Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings is set forth in Note 5 to the consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 5.	Other Information

Information regarding events occurring within four business days of the filing of this Form 10-Q and required to be disclosed in a report on Form 8-K are set forth in Note 2 to the consolidated financial statements, “Impairment of Goodwill and Other Long-Lived Assets,” and in Note 8 to the consolidated financial statements, “Subsequent Events,” in Item 1 of Part I of this Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (6)

10.2	Form of Performance-Based Restricted Share Award Agreement (7)

10.3	Form of Performance-Based Restricted Share Unit Award Agreement (7)

10.4	Blockbuster Inc. Stock Ownership Guidelines (7)

10.5	Executive Service Agreement between Blockbuster Entertainment Limited and Christopher Wyatt, effective as of October 1, 2005 (8)

10.6	Blockbuster Investment Plan, Amended and Restated effective as of January 1, 2006 (9)

10.7	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (9)

10.8	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (9)

10.9	DEJ Stock Purchase Agreement by and among Blockbuster Inc., D.E.J. Productions Inc. and First Look Media, Inc. dated November 2, 2005 (9)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2005, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2005, and incorporated herein by reference.
(9)	Filed herewith.
(10)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By	/s/ Larry J. Zine
Larry J. Zine
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 8, 2005

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (1)

3.2	Amended and Restated Bylaws of Blockbuster Inc. (1)

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (2)

4.2	Specimen Class B Common Stock of Blockbuster Inc. (3)

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (4)

4.4	First Supplemental Indenture, dated December 22, 2004, among the Registrant, the subsidiary guarantors named on the signature pages thereto and The Bank of New York, as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (5)

10.1	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (6)

10.2	Form of Performance-Based Restricted Share Award Agreement (7)

10.3	Form of Performance-Based Restricted Share Unit Award Agreement (7)

10.4	Blockbuster Inc. Stock Ownership Guidelines (7)

10.5	Executive Service Agreement between Blockbuster Entertainment Limited and Christopher Wyatt, effective as of October 1, 2005 (8)

10.6	Blockbuster Investment Plan, Amended and Restated effective as of January 1, 2006 (9)

10.7	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (9)

10.8	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (9)

10.9	DEJ Stock Purchase Agreement by and among Blockbuster Inc., D.E.J. Productions Inc. and First Look Media, Inc. dated November 2, 2005 (9)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Blockbuster Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Amendment No. 2 to Blockbuster Inc.’s Registration Statement on Form S-4 (333-116617), filed with the Securities and Exchange Commission on August 24, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Blockbuster Inc.’s Registration Statement on Form S-4 (333-122485), filed with the Securities and Exchange Commission on February 2, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Blockbuster Inc.’s quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2005, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Blockbuster Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2005, and incorporated herein by reference.
(9)	Filed herewith.
(10)	Furnished herewith.