Form 10-K
period 2005-12-31
BLOCKBUSTER INC
filed 2006-03-15
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,512,058,109, based on the closing price of $9.12 per share of Class A common stock and $8.58 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 1, 2006, 119,454,598 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed for our 2006 annual meeting of stockholders are incorporated by reference into Parts II and III of this Form 10-K. In addition, our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005 is incorporated by reference into Item 5 of Part II of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

BLOCKBUSTER INC.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. The risk factors set forth below under “Item 1A. Risk Factors,” and other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, including the “Disclosure Regarding Forward-Looking Information” and “Risk Factors” sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements since, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.

Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof and we undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,000 stores in the United States, its territories and 24 other countries as of December 31, 2005.

We operate in the highly competitive home video and home video game industries, which include in-home movie (i.e., theatrical movie, television series and direct-to-video product) and game entertainment offered primarily by traditional (i.e., “in-store”) retail outlets, online retailers and cable and satellite providers. We believe our offering of both in-store and online movie and game rental and in-store retail products has uniquely positioned us to meet the entertainment needs of our customers. However, the increasing availability of in-home entertainment through delivery methods other than traditional in-store models has led to significant challenges for us. Our 2005 results reflect the decline in the in-store home video rental industry, which we believe was caused by various factors including competition from other sources of in-home entertainment and other leisure activities, in addition to a weak slate of titles released to home video during most of 2005.

During 2004 and 2005, we focused on an investment strategy that we believe is essential to confront the significant challenges facing our company and industry. Specifically, we have invested in various strategic initiatives, which we believe will help offset our declining in-store rental revenues, add incremental future revenues and support future profitability growth. These initiatives include our “no late fees” program, BLOCKBUSTER Online®, in-store subscription programs, movie and game trading and expanded game concepts. During 2005, we focused our efforts on the “no late fees” program and BLOCKBUSTER Online. The “no late fees” program was launched to eliminate our most prevalent customer complaint with the movie rental experience and to combat our competitors’ use of “late fees” as a means of differentiating their service offerings. In locations where this program was implemented, we stopped charging extended viewing fees, commonly referred to as “late fees,” on all movie and game rentals.

Domestic Operations

In-Store

As of December 31, 2005, we had 5,696 stores operating under the BLOCKBUSTER® brand and other brand names in the United States and its territories. Of the 5,696 stores, 1,079 were operated through our franchisees. The stores operating under the BLOCKBUSTER brand offer movie and game rental and new and traded movie and game product to our customers. Our stores operating under other brand names include (i) 94 specialty retail game stores operating under the name RHINO VIDEO GAMES® which offer new and traded games; (ii) 92 stores operating under the Movie Brands Inc. umbrella which offer rental and retail movie and game product; and (iii) 35 MOVIE TRADING CO.® stores which primarily offer movie and game product for sale or trade.

Effective January 1, 2005, we implemented the “no late fees” program at all of our BLOCKBUSTER-branded company-operated stores and certain participating franchise stores in the United States.

During the fourth quarter of 2005, we completed the sale of our domestic subsidiary, D.E.J. Productions Inc., for consideration of $22.5 million. In addition, we are currently reviewing our asset portfolio with a focus on optimizing profitability through our core Blockbuster-branded businesses.

Online

In mid-2004, we launched BLOCKBUSTER Online in the United States and a smaller online subscription service in the United Kingdom. Our internet-based subscription services allow customers to rent DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs.

We believe that our online offerings allow us to retain and attract additional customers who prefer the convenience of renting online, including those customers located in a geographic area where we do not presently have a convenient store location. Additionally, we believe that our ability to integrate our online service with our in-store offerings provides us with a distinct competitive advantage. To take advantage of this distinction, we have expanded our cross-promotional efforts between our online service and our store locations. For example, BLOCKBUSTER Online subscribers receive two free in-store movie rental coupons each month, providing our customers with an incentive to come to our stores. Beginning in February 2006, new BLOCKBUSTER Online subscribers receive one free in-store movie rental coupon each week that expires weekly. Existing BLOCKBUSTER Online subscribers can elect to opt into this program or continue to receive two free in-store movie rental coupons that expire monthly. We have found that many of our in-store customers spend more with us after joining BLOCKBUSTER Online because of our cross-promotional efforts. To further take advantage of this incremental spending, during 2005, we increased the promotion of our online service in our store locations by offering prepaid online services for purchase by our customers.

During the second quarter of 2005, we began fulfilling some BLOCKBUSTER Online orders through inventory from certain company-operated and franchise store locations and expanded this fulfillment process to approximately 1,000 stores by the end of 2005. We believe this integrated approach, which further combines our online and in-store capabilities, will allow us to get movies to customers faster in remote locations while also allowing us to use our existing in-store labor, product and real estate resources to reduce overall costs.

Our online subscription services require significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. As of December 31, 2005, we had approximately 1.2 million BLOCKBUSTER Online subscribers and we remain committed to achieving our goal of two million subscribers by the end of 2006.

International Operations

As of December 31, 2005, we also had 3,346 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 24 markets outside of the United States. Of these stores, 805 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In the United Kingdom, we operate freestanding and store-in-store game locations under the brand name GAMESTATION®. In Australia, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. In 2005, 32.5% of our worldwide revenues were generated outside of the United States, compared to 30.5% in 2004 and 26.2% in 2003. As discussed in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the overall increase in revenues generated outside of the United States reflects the continued growth in international retail sales, the addition of freestanding game stores in certain international markets, the elimination of extended viewing fees in the United States and the impact of favorable foreign exchange rates. Our international operations are more dependent on retail sales and, in particular, the retail game industry. During 2005, retail sales comprised approximately 46% of our international revenues, which were largely driven by the freestanding and store-in-store game locations discussed above. Additional information regarding our revenues and long-lived assets by geographic area is included in Note 12 to the consolidated financial statements.

Effective January 29, 2005, we implemented the “no late fees” program at all of our stores in Canada. In 2006, we will continue to research and review consumer propositions in our international markets, including testing strategic initiatives that may be appropriate for those markets. In addition, we will continue to evaluate our international markets and make investment decisions based on local market conditions and our desire to better focus on key international markets. As part of our evaluation process, we may also consider the divestiture of or other strategic alternatives with regard to some or all of our international operations upon acceptable terms.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations; (ii) marketing; and (iii) the purchase, supply and distribution of product.

INDUSTRY OVERVIEW

Domestic Home Video Industry—In-Home Movies

The overall home video industry includes in-home movie entertainment offered through the following distribution channels:

•	the retail home video industry;

•	the cable industry; and

•	the satellite industry.

Of those distribution channels, the retail home video industry includes the sale and rental of movies on DVD and VHS by:

•	traditional video store retailers such as Blockbuster and other businesses with video store operations, such as Movie Gallery;

•	online retailers, such as BLOCKBUSTER Online, Netflix and Amazon.com; and

•	other retailers, including mass merchant retailers such as Wal-Mart, Best Buy and Target.

Consumer Spending. According to estimates from Kagan Research, LLC (“Kagan”), consumer spending for in-home movie viewing in the overall home video industry increased from about $25.5 billion in 2004 to about $28.2 billion in 2005 and is projected to increase to about $37.0 billion by 2010. Of the $28.2 billion in overall home video industry revenues during 2005, about $26.8 billion were generated by the retail home video industry. The remainder of the revenues for the overall home video industry were generated by pay-per-view and other specialized cable and satellite services.

Of the $26.8 billion in revenues generated by the retail home video industry during 2005, about $18.7 billion were generated by sales of movies and about $8.1 billion were generated by in-store and online rentals of movies. This compared to about $16.2 billion of revenues that were generated by sales of movies and about $8.1 billion that were generated by in-store and online rentals of movies during 2004. While the retail home video industry is projected to grow over the next several years, Kagan projects that movie rental revenues will decline, from approximately $8.1 billion in 2005 to about $6.7 billion in 2010. While Adams Media Research (“Adams”) also predicts a decline in movie rental revenues over the same period, they do not predict as substantial a decline as Kagan does. Because of the many variables affecting movie rental revenues, it is difficult to predict fluctuations in the movie rental industry with certainty. For example, beginning late in the second quarter of 2005 and continuing through the end of the year, the domestic in-store home video rental industry declined faster than industry analysts had previously anticipated. Adams estimates that the in-store movie rental industry declined approximately 9% in 2005 alone. We believe that this decline was caused primarily by (i) a weak slate of titles released to home video during most of 2005; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; and (iii) competition from other forms of leisure entertainment.

The continued growth in the retail home video industry reflects the movie studios’ continued “sell-through” pricing to home video retailers for DVDs. As discussed in more detail below under “—Our Operations—Suppliers and Purchasing Arrangements,” unlike the historically high wholesale pricing for VHS product, substantially all DVD product is released at a price to the home video retailer that is low enough to allow for affordable pricing for sales to consumers at the same time as movies are released to consumers for rental. This sell-through pricing has given consumers the option to purchase DVDs instead of, or in addition to, renting them and has enabled consumers to build home film libraries. Yet, while movie sales are estimated to have increased during 2005, rental transactions continued to exceed sales transactions. According to industry statistics, during 2004, rentals represented approximately 69.6% of the total number of industry transactions and sales represented approximately 30.4% of the total number of industry transactions. During 2005, rentals represented approximately 64.4% of the total number of industry transactions and sales represented approximately 35.6% of the total number of industry transactions. We believe that rentals continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and because video rental stores and online rental websites provide a convenient opportunity for customers to browse from among a very broad selection of movie titles.

In addition, we believe that the increased market penetration of the DVD format has been important for the rental industry. The number of U.S. DVD households is estimated to have increased from 64.8% of U.S. television households at the end of 2004 to 74.9% of U.S. television households by the end of 2005. Kagan projects that this will increase to 83.6% of U.S. television households by the end of 2006 and to 94.5% of U.S. television households by the end of 2010. However, despite increased DVD penetration, according to estimates of ICR CENTRIS, the number of console DVD households (meaning households that have a DVD player connected to their television) that actively purchase DVDs decreased approximately 5% from 31.1 million console DVD households during an average month of the fourth quarter of 2004 to 29.6 million console DVD households during an average month of the fourth quarter of 2005, while the frequency of purchases has declined approximately 6%, from 3.9 units to 3.7 units per console DVD household during an average month. During that same time, the number of console DVD households that actively rent DVDs increased approximately 2% from 27.5 million console DVD households during an average month of the fourth quarter of 2004 to 28.2 million console DVD households during an average month of the fourth quarter of 2005, while the frequency of rentals has not changed, remaining at 4.8 rentals per console DVD household during an average month. We also believe that our efforts to increase consumer satisfaction, such as our “no late fees” program, our Guaranteed in Stock rental program and our in-store and online rental subscription programs, will enhance the relevance of movie rentals to consumers and help drive rental business in the future.

Kagan projects that the percentage of overall home video industry revenues generated by the retail home video industry will decline somewhat in the future; however, we believe that the DVD format will drive continued growth in the retail home video industry due to increasing popularity of in-home theater systems and related enhanced viewing and sound capabilities, and the anticipated launch of high-definition DVD. In addition, we believe that the superior sound and picture quality of DVD as opposed to VHS, as well as its ease of use as compared with other digital distribution propositions, will help drive growth in the retail home video industry. We also believe that there are continued opportunities in the consumer market for used DVDs.

Studio Release Schedule to Home Video Retailers. A competitive advantage that the U.S. retail home video industry currently enjoys over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” As discussed below under “—Worldwide Retail Home Video Industry—Key Source of Movie Studio Revenue,” the retail home video industry is a critical source of revenue to U.S. movie studios. In order to maximize this revenue, studios currently release their movies to different distribution channels at different points in time. The first major distribution channel after theatrical release is currently home video (rental and retail, including mass merchant retail). The home video distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but, since the mid-1990s, has averaged between 43 and 54 days for domestic home video retailers. Thereafter, movies are made sequentially available to the television distribution channels.

Recently, there has been a great deal of media coverage regarding potential industry-wide changes to the studio release schedule and there has been some experimentation with the current distribution windows, including simultaneous video-on-demand and DVD releases. We believe, however, that while the industry’s practice with respect to the home video distribution window may change at any time, the studios have a vested interest in maintaining the home video distribution window so that they are able to maximize revenues generated by the retail home video industry. In addition, a portion of the attention regarding the studio release schedule has centered around the possible shortening of time between theatrical release and release on home video. We believe that if this were to occur, it would benefit our business because movies would be made available to consumers for rental or purchase earlier and because rental would provide a cheaper alternative to viewing a movie at the theater.

In addition, although the distribution window is a significant advantage to the U.S. retail home video industry, its advantage to traditional home video retailers with core rental businesses has been diminished due to the sell-through pricing of DVDs. “Sell-through pricing” is the process by which substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. Sell-through pricing has resulted in significant competition from mass merchant retailers, as movies are released for rental and sale at the same time. Studio pricing is discussed further below under “—Our Operations—Suppliers and Purchasing Arrangements” and “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.”

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing,” and it affects our European operations. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with video rental outlets that operate in violation of the two-tiered pricing contractual limitations by renting product purchased at the lower retail price. The potential impact of studio pricing decisions is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the rental and retail video industry in international markets. Piracy is discussed further below under “—Competition” and “ Item 1A. Risk Factors—Piracy of the products we offer or the disregard of release dates by other retailers may adversely affect our operations.”

Worldwide Retail Home Video Industry—Key Source of Movie Studio Revenue

Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the movie studios based on box office revenues alone. For example, of the more than 500 movies released during 2005, only 19 grossed over $100 million at domestic theaters. As a result, the studios rely upon their distribution windows in order to maximize revenues. According to industry estimates, sales and rentals of DVDs and videos through the retail home video industry, which includes traditional video store retailers such as Blockbuster, as well as online and other retailers such as mass merchant retailers, continue to be the largest source of revenue to U.S. movie studios. In 2005, the worldwide retail home video industry is estimated to have contributed approximately 51.1% of U.S. studios’ revenues. Industry analysts project that the contribution of retail home video to studios’ revenues will be approximately the same in 2006.

We believe that sales and rentals by home video retailers will continue to be a key source of revenues for the movie studios. As discussed above, rentals provide particular benefits to the studios, as video rental stores and online rental websites acquire and rent movies that did not generate significant revenues in the theatrical box office, thus providing the movie studios with a reliable source of revenue for movies that would not be as popular for purchase. We believe that consumers are more likely to rent movies that were not box office hits because:

•	the relatively low cost of a movie rental encourages consumers to rent movies they might not pay to view at a theater or desire to own; and

•	video rental stores and online rental websites provide a convenient opportunity to browse from among a broad selection of movie titles.

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

Home Video Game Industry

The video game industry is complex and different in many ways from the home video industry. The market for video games is highly cyclical and prone to changes in technology. In addition, video games have significantly higher price points than DVDs, and these price points are expected to increase further with the introduction of games for new hardware platforms. According to industry estimates, during 2005, total hardware unit sales in the United States increased approximately 2%, while hardware sales revenues increased by approximately 31%. The increase in hardware sales revenues was due mainly to the release of the Sony PSP in March of 2005, which currently retails at $299, and the release of the XBox 360 in November of 2005, which currently retails between $299 and $399. In 2006, we expect hardware sales to slow as consumers delay purchases in anticipation of new, more advanced platforms, including the Sony PlayStation 3 and the Nintendo Revolution, which are expected to launch in late 2006 or early 2007.

Game software sales in the United States decreased from approximately $6.2 billion in 2004 to approximately $6.1 billion in 2005. We expect game software sales to continue to decline during 2006. This reflects the cyclical nature of the home video game industry, which has traditionally been affected by changing technology, limited hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. The home video game industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. However, we believe that the cyclical nature of the industry, along with the sizeable number of gaming households and the substantial number of game titles available, has contributed to the creation of a significant market for used games and games trading. Games trading enables consumers to exchange their games for merchandise credit, discounts on other products and, in some international stores, cash.

We also believe that the game rental industry continues to play an important role in the video game cycle, due in part to the relatively high purchase prices for game software. As discussed above, purchase prices for new platform games are expected to increase further, due mainly to an increase in software development costs. Therefore, we believe that the difference between the retail price and the rental price of a popular new video game title is typically high enough to make rentals an attractive alternative for customers. In addition, we believe rental pricing provides an attractive alternative for customers who do not want to buy a game close to the introduction of a new hardware platform. Game rentals also provide a testing ground for many consumers considering a game purchase. However, we believe that increased retail offerings of low-priced catalog, or “value,” games and increased games trading by us and our competitors compete with game rentals and sales of previously rented game product. We also believe that game rentals will decline during 2006 as the supply and demand for new game titles is currently reduced in anticipation of the new game platforms.

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (i) retailers that rent, sell or trade movies and games; (ii) providers of direct delivery home viewing entertainment or other alternative delivery methods of entertainment content; (iii) piracy; and (iv) other competition.

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	local, regional and national video and game stores, such as Movie Gallery and GameStop;

•	Internet sites, including online movie rental services, such as Netflix and Amazon.com;

•	toy and entertainment retailers; and

•	supermarkets, pharmacies and convenience stores.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format; and

•	customer service.

In particular, while the studios’ promotion of DVDs for simultaneous sale and rental has served to lower the wholesale cost of DVDs to us, it has also resulted in increased competition from mass merchant retailers, as discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.”

Competition with Providers of Direct Delivery Home Viewing Entertainment or Other Alternative Delivery Methods of Entertainment Content. These providers include direct broadcast satellite, cable, digital terrestrial, network and syndicated television, Internet content providers and other providers of alternative delivery methods of entertainment content. We believe that a competitive risk to our video store business comes from direct broadcast satellite, digital cable television, high-speed Internet access and other alternatives for delivering videos to consumers. Further growth in the direct broadcast satellite and digital cable subscriber bases could cause a smaller number of movies to be rented from us if viewers were to favor the expanded number of conventional channels and expanded programming, including sporting events, offered through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Some digital cable providers and a limited number of Internet content providers have also implemented technology referred to as “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. Other examples of alternative delivery methods of entertainment content include personal video recorders, downloadable DVDs, video vending machines, disposable DVDs and video downloads to portable devices. Any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose additional competitive risk to our business. The risks associated with this competition are discussed further under “Item 1A. Risk Factors—We cannot predict the impact that the following may have on our business: (i) new or improved technologies or video formats, (ii) alternative methods of content delivery or (iii) changes in consumer behavior facilitated by these technologies or formats and alternative methods of content delivery. We also compete generally for the consumer’s entertainment dollar and leisure time.” and “Item 1A. Risk Factors—Our video business would lose a competitive advantage if the movie studios were to shorten or eliminate the home video retailer distribution window or otherwise adversely change their current practices with respect to the timing of the release of movies to the various distribution channels.”

Piracy. We compete against the illegal copying and sale of movies and video games. Because piracy is an illegal activity, it is difficult to quantify its exact impact on the home video industry. The primary methods of piracy affecting the home video industry are (i) the illegal copying of theatrical films at the time they are first run, (ii) the illegal copying of DVDs that are authorized by the studios solely for retail sale and/or rental by authorized retailers and (iii) the illegal online downloading of movies. These methods of piracy enable the low-cost sale of DVDs, as well as free viewing and sharing of DVDs, both of which compete with rentals and sales by authorized retailers like us. Competition from piracy has increased in recent years, in particular in our international markets, due in part to developments in technology that allow for faster copying and downloading of DVDs. Piracy has had a lesser effect on the video game industry in the United States, but has been a significant hindrance to the development of the home video game industry in many international markets, particularly in Latin America and Asia.

Other Competition. We also compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) consumers’ existing personal movie libraries; (iv) live theater; and (v) sporting events.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our company.

OUR OPERATIONS

Stores and Store Operations

Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees follow the store hours of our company-operated stores. Our U.S. company-operated stores each employs an average of 11 people, including one store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country.

Site Selection. We have developed a comprehensive model that we use to find suitable locations for company-operated stores and to assist our franchisees with finding suitable locations for franchised stores in the United States and in some of our larger international markets. In our smaller international markets, while we have specific site selection criteria, the lack of availability, access and reliability of local demographic, geographic and statistical data sometimes makes it difficult to develop a model that is as comprehensive as that mentioned above. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, customer concentration levels and possible competitive factors. We seek to place stores in locations that are convenient and visible to the public. We also seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive membership transaction and real estate databases to monitor market conditions, select strategic store locations and maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the size and formats of our existing stores are optimal for their location and may adjust the size of or relocate existing stores as conditions require. Our franchise program provides us with an additional avenue for maximizing our consumer reach.

As part of our efforts to reduce our cost structure, we anticipate opening fewer new company-operated stores in 2006 than in recent years. We are also currently reviewing many of our store leases and selecting sites to close or downsize based on store profitability. As a result, we could potentially close up to 10% of our store base over the next several years.

Store Development. The following table sets forth our store count information for both company-operated and franchised stores, domestic and international, during 2005:

	Company-Operated			Franchised Stores			Total
	U.S.	Int’l.(1)	Total	U.S.	Int’l.(1)	Total	U.S.	Int’l.	Total
December 31, 2004	4,708	2,557	7,265	1,095	734	1,829	5,803	3,291	9,094
Opened/purchased	103	68	171	10	83	93	113	151	264
Sold/closed	(194)	(84)	(278)	(26)	(12)	(38)	(220)	(96)	(316)

Net additions/closures	(91)	(16)	(107)	(16)	71	55	(107)	55	(52)

December 31, 2005	4,617	2,541	7,158	1,079	805	1,884	5,696	3,346	9,042

(1)	During 2005, we refranchised 47 stores in Australia.

Store Locations. At December 31, 2005, in the United States and its territories, we operated 4,617 stores and our franchisees operated 1,079 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of December 31, 2005.

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Alaska	—	17	17
Alabama	40	39	79
Arkansas	1	19	20
Arizona	126	7	133
California	610	55	665
Colorado	124	4	128
Connecticut	41	21	62
District of Columbia	6	—	6
Delaware	7	8	15
Florida	376	58	434
Georgia	178	33	211
Guam	3	—	3
Hawaii	25	—	25
Iowa	45	3	48
Idaho	1	14	15
Illinois	245	3	248
Indiana	72	48	120
Kansas	22	35	57
Kentucky	38	46	84
Louisiana	58	32	90
Massachusetts	66	59	125
Maryland	107	22	129
Maine	6	—	6
Michigan	161	22	183
Minnesota	67	19	86
Missouri	96	13	109
Mississippi	14	32	46
Montana	—	8	8
North Carolina	160	1	161
North Dakota	—	6	6
Nebraska	30	5	35
New Hampshire	15	5	20
New Jersey	133	24	157
New Mexico	—	35	35
Nevada	49	8	57
New York	271	9	280
Ohio	187	2	189
Oklahoma	65	5	70
Oregon	79	16	95
Pennsylvania	187	15	202
Puerto Rico	—	39	39
Rhode Island	—	25	25
South Carolina	70	8	78
South Dakota	2	14	16
Tennessee	54	58	112
Texas	397	116	513
Utah	65	4	69
Virginia	102	32	134
Virgin Islands	—	2	2
Vermont	7	1	8

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Washington	126	4	130
Wisconsin	71	11	82
West Virginia	12	7	19
Wyoming	—	10	10

Domestic Store Totals	4,617	1,079	5,696

(1)	This does not include non-operating stores that are leased or owned.

At December 31, 2005, outside of the United States, we operated 2,541 stores, including 204 specialty games stores operating under the name GAMESTATION in the United Kingdom and 9 operating under the name GAME RUSH in Australia and Italy. In addition, our franchisees operated 805 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of December 31, 2005.

COUNTRY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)(2)
Great Britain	915	—	915
Canada	443	—	443
Australia	64	345	409
Mexico	310	5	315
Italy	187	69	256
Ireland (Republic) and Northern Ireland	200	—	200
Brazil	—	136	136
Taiwan	89	39	128
Spain	93	13	106
Argentina	83	1	84
Chile	82	—	82
Denmark	72	—	72
New Zealand	—	39	39
Portugal	—	27	27
Thailand	—	22	22
Colombia	—	21	21
Venezuela	—	20	20
Panama	—	16	16
Israel	—	15	15
Dominican Republic	—	12	12
Peru	—	12	12
Guatemala	—	8	8
El Salvador	—	5	5
Uruguay	3	—	3

International Store Totals	2,541	805	3,346
United States	4,617	1,079	5,696

Domestic and International Store Totals	7,158	1,884	9,042

(1)	This does not include non-operating stores that are leased or owned.
(2)	In addition to the stores listed in the table, as of December 31, 2005, there were 21 video vending machines in Spain.

Franchised Operations

We believe our franchising program is an effective way to expand our consumer reach. At December 31, 2005, approximately 225 domestic franchisees operated 1,079 stores in the United States and approximately 270 international franchisees operated 805 stores outside of the United States. Our $5.9 billion in revenues during 2005 does not include the actual revenues of our franchisees, as we only record royalty revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. This process may vary with respect to our current international franchising program. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we sometimes receive fees. We also require our franchisees to contribute funds for national advertising and marketing programs and also require that franchisees spend an additional amount for local advertising or other marketing efforts. The amounts our franchisees are required to contribute for national advertising and marketing efforts have been reduced for 2006 to allow our franchisees to reinvest funds into their businesses. Additionally, as an alternative to the national advertising and marketing contributions, starting in 2006, franchisees may opt to spend amounts equal to those they would have contributed to our national advertising and marketing fund on their own regional advertising and marketing activities.

Our franchisees have control over all operating and pricing decisions at their respective locations. For example, our franchisees have control over whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores, as well as variations in these terms among franchised BLOCKBUSTER stores. In the United States, approximately 550 franchise stores implemented the “no late fees” program on January 1, 2005. As of March 1, 2006, approximately 340 of our franchisees in the United States were participating in the “no late fees” program. We also do not require our franchisees to purchase inventory from us. Generally, a franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot offer assurances that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees, as discussed in more detail below under “Item 1A. Risk Factors—Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.” Furthermore, we cannot offer assurances that we will be successful in marketing and selling new franchises, that we will continue to actively pursue new franchisees or that any new franchisees will be able to obtain desirable locations and acceptable leases. Finally, we cannot predict the impact that our franchisees’ decisions with respect to product depth and pricing may have on our overall business results.

Marketing and Advertising

We design our marketing and advertising campaigns in order to maximize opportunities in the marketplace and thereby increase the return on our marketing and advertising expenditures. We obtain information from our membership transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

•	membership behavior and transaction trends;

•	our market share in the relevant market;

•	our financial position;

•	our evaluation of industry trends;

•	local demographics; and

•	other competitive issues.

This enables us to focus our resources in areas that we believe will generate the best return on our investment.

During 2005, we continued to focus on offering programs that are an alternative to the programs offered by mass merchant retailers and other online subscription service providers. For example, in the United States, we introduced our “no late fees” program in January of 2005, reintroduced our Guaranteed in Stock rental program in June of 2005 and continued to offer our in-store movie and game subscription services, the BLOCKBUSTER Movie Pass® and the BLOCKBUSTER Game Pass®. Additionally, we continued our BLOCKBUSTER Rewards® program, expanded DVD and game trading significantly in our U.S. locations and offered in-store rental coupons to our BLOCKBUSTER Online subscribers. Each of these is discussed below.

•	No Late Fees. The “no late fees” program eliminates extended viewing fees on movies and games at all of our company-operated BLOCKBUSTER stores in the United States and Canada and at certain participating franchise locations in the United States.

•	Guaranteed in Stock. The Guaranteed in Stock program offers customers the assurance that certain popular newly released video titles will be in stock or the customer will receive a coupon that can be redeemed for a free rental of that movie within the following 30 days.

•	BLOCKBUSTER Movie Pass and BLOCKBUSTER Game Pass. These programs allow customers to rent a select number of titles for one price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•	BLOCKBUSTER Rewards. This premium in-store membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

•	DVD and Game Trading. DVD and game trading allows our customers to trade in used product for merchandise credit, discounts on other products and, in some international stores, cash.

•	In-Store Movie Rental Coupons for BLOCKBUSTER Online Subscribers. This promotion offers BLOCKBUSTER Online subscribers free in-store movie rental coupons, providing them with an incentive to come to our stores.

We continued our customer relations management (“CRM”) business strategy to build relationships with specific customer segments in order to maintain our high-value customers and introduce our customers to our strategic initiatives. By segmenting our customer base and targeting our direct marketing channel communications, we believe we are improving the effectiveness and efficiency of our direct marketing efforts in traditional channels such as direct mail, as well as non-traditional channels such as e-mail and point of sale. Specific to our strategic initiatives, we believe our existing capabilities help drive customers to both our in-store and online subscription services. In addition to using our existing CRM systems, we have built and are continuing to build new CRM systems specific to online subscription that will help us understand online consumer behavior in regards to web traffic and rental patterns.

We believe that our CRM activities positively impact our ability to drive incremental store visits, consumer spending and customer retention rates. We are communicating with customers at critical junctions in the “customer lifecycle,” and we believe we are driving changes to their activity to enhance our business. Additionally, we continue frequent and consistent relationship-building activities with customers via e-mail, an extremely low-cost communication channel, and by leveraging our direct mail database.

In 2005, our advertising expenses remained relatively flat as compared to those in 2004. During 2005, we focused our advertising on growing BLOCKBUSTER Online and on our “no late fees” program. Worldwide, during 2005, we incurred $255.3 million in advertising expenses, which included $208.0 million in the United States and $47.3 million outside of the United States, compared to $257.4 million in advertising expenses during 2004, which included $203.9 million in the United States and $53.5 million outside of the United States. Of the $208.0 million in advertising expenses that we incurred domestically during 2005, approximately $60 million was incurred during the first two quarters of 2005 in connection with the marketing and implementation of our “no late fees” program. In addition, we incurred approximately $30 million of additional selling and advertising expenses, including subscriber acquisition costs, in support of the growth of BLOCKBUSTER Online during 2005. Our advertising focus during 2006 will primarily be in support of growing BLOCKBUSTER Online. Meanwhile, we anticipate that the studios will continue their spending to advertise new DVD releases. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we often receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising.

During 2006, we will continue to take advantage of studio advertising of new releases and our use of cost effective direct marketing tools. We also expect to reduce our selling, general and administrative expenses by approximately $100 million from 2005 to 2006 and anticipate that a significant portion of these savings will be realized through lower marketing expenses. As such, we will continue to evaluate our advertising and marketing expenses in 2006 and determine the appropriate spending to support our strategic initiatives. We will also continue to adjust our core advertising and marketing spend as necessary depending on market opportunities.

Suppliers and Purchasing Arrangements

We purchase our movie rental inventory for our U.S. company-operated stores directly from the studios on both a title-by-title basis through purchase orders and through various “revenue-sharing” arrangements. The number of domestic movie rental inventory units purchased under revenue-sharing arrangements increased during 2005 to approximately 71.0% of our total units purchased, up from approximately 66.3% during 2004. Revenue-sharing arrangements for movie rental inventory require us to share an agreed upon percentage of our rental revenues with a studio for a limited period of time. Revenue-sharing arrangements also generally provide for a lower initial payment for product, with the remainder of revenue-sharing product payments becoming due as rental revenues are earned. In addition to the revenue-sharing component, each arrangement also provides for the method of disposition of the product at the conclusion of the rental cycle. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements increased slightly from 43.0% in 2004 to 43.3% in 2005. Revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis, but are otherwise similar to our movie arrangements.

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

Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. When the home video market shifted towards the sell-through priced DVD format, the overall significance to us of revenue-sharing arrangements generally declined, as the lower sell-through pricing for DVD product enabled us to acquire significant quantities of product with or without revenue-sharing. However, the success of our movie and game passes and our elimination of extended viewing fees has put a strain on the availability of the newest releases, and we are working to improve this availability through new revenue-sharing and other copy depth programs. During 2005, we continued to increase our use of revenue- sharing arrangements for DVD product as an important part of our focus on increasing rental margins by allowing us the flexibility to increase our copy depth, while providing a lower degree of risk to our movie rental gross margin than purchases under traditional arrangements. However, product not returned at the end of the rental and goodwill periods is automatically purchased by the customer and might trigger an additional payment under certain revenue-sharing agreements for the early sale of the product, which increases the cost of the revenue-sharing arrangement. Based on market conditions and current economics, we may adjust the use of revenue-sharing arrangements in the future.

We currently purchase most of our movie rental inventory for BLOCKBUSTER Online from a third-party distributor. During 2005, we began purchasing some of this rental product from the studios through revenue-sharing arrangements. Additionally, we began fulfilling some of our online rentals from our non-revenue sharing stock in store locations during 2005.

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

Distribution and Inventory Management

In the United States, we receive substantially all of our movies and some of our games for our U.S. company-operated stores at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly-released movies and games to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores. We receive the majority of our game product through a third-party distributor in order to receive and distribute newly released game products to select stores as quickly as possible following their initial release.

We believe our distribution center gives us a significant advantage over some of our competitors that primarily use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates 24 hours a day, six days a week. As of December 31, 2005, we employed about 955 employees at our distribution center.

In addition to our distribution center in McKinney, we also have 30 distribution centers spread strategically throughout the United States to support BLOCKBUSTER Online. These online distribution centers are spread across the country because we use the United States Postal Service to distribute our online product, and the closer the distribution center is to a customer, the faster the customer receives the product. During 2005, we also began fulfilling online rental product orders from approximately 1,000 stores. We believe this integration will reduce overall product costs and improve margin.

Franchisees generally obtain their products directly from third-party suppliers, except for their point-of-sale systems’ hardware and software, some accessories and supplies, movies for which we have exclusive distribution rights and movies for franchisees that participate in our franchisee revenue-sharing programs, which domestic franchisees receive from our distribution center.

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

During 2005, we implemented a new enterprise resource planning system, which included Financial, Human Resource and Payroll modules, to replace certain of our existing finance, accounting, payroll and benefits administrative systems.

In 2005, we continued significant investment in our strategic initiatives, including BLOCKBUSTER Online, where we implemented systems that allow us to fulfill online rental product orders from our stores, thereby enabling us to get movies to customers faster in remote locations.

Regulation

Domestic Regulation

We are subject to various federal, state and local laws that govern the access to and use of our video stores by disabled customers and the disclosure and retention of customer records, including laws pertaining to the use of our membership transaction database. We also must comply with various regulations affecting our business, including federal, state or local securities, advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, second-hand dealer, environmental, health and safety, minimum wage, labor and employment, trading activities and other regulations.

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

Historical Information

Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. Blockbuster Inc., formerly an indirect subsidiary of Viacom Inc. (“Viacom”) was incorporated under a different name on October 16, 1989 in Delaware. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and a half prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. In October 2004, Blockbuster Inc. split-off from Viacom and became a fully independent company.

Intellectual Property

Trademarks. We own various existing trademark registrations and have trademark applications pending registration with respect to our services and products offered worldwide. These include BLOCKBUSTER®,

BLOCKBUSTER VIDEO®, TORN TICKET Logos, blockbuster.com®, BLOCKBUSTER Online®, BLOCKBUSTER Night®, BLOCKBUSTER GiftCard/s®, BLOCKBUSTER Game Pass® and BLOCKBUSTER Movie Pass® word marks and logos, BLOCKBUSTER Rewards® and the related BLOCKBUSTER Family of Marks, GAME RUSH® word mark and logo, LIFE AFTER LATE FEES.THE START OF MORE™, BE KIND RETURN ON TIME™, THE MOVIE STORE AT YOUR DOOR®, RENTING IS BETTER THAN EVER™, THE GIFT OF ENTERTAINMENT®, MAKE IT A BLOCKBUSTER NIGHT®, QUIK DROP®, MOVIE TRADING CO.®, MR. MOVIES®, RHINO VIDEO GAMES®, GAMESTATION®, and XTRA-VISION®, among others, and trade dress elements including the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and various “blockbuster” top level and country domain names, and a wide variety of other domain names registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

Copyrights. In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The risk of changes in U.S. and international copyright laws is discussed under “Item 1A. Risk Factors—We are subject to governmental regulation particular to the retail home video industry and changes in U.S. or international laws may adversely affect us.”

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

Employees

As of December 31, 2005, we employed about 72,600 persons, including about 50,300 within the United States and about 22,300 outside of the United States. Of the total number of U.S. employees, about 17,300 were full-time, about 30,700 were part-time and about 2,300 were seasonal employees. We believe that our employee relations are good.

Executive Officers of the Registrant

The following information regarding our executive officers is as of March 1, 2006.

Name	Age	Position
John F. Antioco	56	Chairman of the Board of Directors and Chief Executive Officer
Frank G. Paci	48	Executive Vice President, Strategic Planning and Business Development
Nicholas P. Shepherd	47	Executive Vice President and President, Blockbuster North America
Christopher J. Wyatt	49	Executive Vice President and President, International
Larry J. Zine	51	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

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

Frank G. Paci has served as our executive vice president, strategic planning and business development since February 2006 and served as our executive vice president, finance and accounting, strategic planning and development from January 2005 until February 2006. He served as our executive vice president, finance, strategic planning and development from 2003 to 2005 and as senior vice president, strategic planning and finance operations from 2001 to 2003. Mr. Paci also served as our senior vice president, strategy and planning from 2000 to 2001 and senior vice president international finance and worldwide mergers and acquisitions from April 2000 until October 2000. Mr. Paci served as senior vice president of international finance and administration from 1999 to 2000.

Nicholas P. Shepherd has served as our executive vice president and president, Blockbuster North America since May 2005 and served as our executive vice president and president, U.S. store operations from November 2004 until May 2005. He also served as our executive vice president, chief marketing and merchandising officer from 2003 until 2004 and as our executive vice president, merchandising and chief concept officer from 2001 until 2003. Mr. Shepherd also served as our senior vice president and chief concept officer from April 2001 until September 2001. From 1998 until 2001, Mr. Shepherd served as our senior vice president, international.

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

Available Information, Investor Relations and NYSE Certifications

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The address of our Internet website is www.blockbuster.com, and the Investor Relations section of Blockbuster’s website may be accessed directly at http://investor.blockbuster.com. Through links on the Investor

Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such material is made available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. The information contained on our website does not constitute part of this annual report on Form 10-K.

Stock Transfer Agency

Computershare Trust Company, N.A.

P.O. Box 43023

Providence, RI 02940-3023

Questions and inquiries via telephone or Computershare’s website:

(877) 282-1168

http://www.computershare.com

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

2001 Ross Avenue

Suite 1800

Dallas, TX 75201

Stock Listing

Blockbuster Inc. Class A and Class B common stock trades on the New York Stock Exchange under the symbols BBI and BBI.B, respectively.

NYSE Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer, dated as of June 9, 2005, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

We have filed with the SEC the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached hereto as Exhibits 31.1 and 31.2.

Item 1A.    Risk Factors

In addition to the other information set forth elsewhere, the factors described below should be considered carefully in making any investment decisions with respect to our securities. These factors could materially affect our business, financial condition, results of operations or liquidity and cause investors in our securities to lose part or all of their investments.

Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.

We operate in the highly competitive home video industry, which includes in-home movie entertainment offered through the following distribution channels:

•	the retail home video industry;

•	the cable industry; and

•	the satellite industry.

The retail home video industry includes the sale and rental of movies on DVD and VHS by:

•	traditional home video retailers, such as Blockbuster and other businesses with video store operations, such as Movie Gallery;

•	online retailers, such as BLOCKBUSTER Online, Netflix and Amazon.com; and

•	other retailers, including mass merchant retailers such as Wal-Mart, Best Buy and Target.

The studios’ current practice is generally to sequentially release their movies to different distribution channels. After the initial theatrical release of a movie, studios generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for a specified period of time. This distribution channel is typically exclusive against other forms of non-theatrical movie distribution, including cable and satellite distribution, and is commonly referred to as the home video retailer’s “distribution window.” This practice could change at any time, which would negatively impact our business. Recently, there has been some experimentation with the current distribution windows, including simultaneous video-on-demand and DVD releases.

Historically, at the beginning of a particular movie title’s distribution window, the movie would be priced to home video retailers based on the applicable studio’s decision to promote the movie to the consumer either primarily for rental, or for both rental and sale, at the beginning of the distribution window. In order to promote a movie title primarily for rental at the beginning of the distribution window, a studio would initially release the title to home video retailers at a price that was too high to enable them to sell the title to consumers at an affordable price. As rental demand subsided, the studio would reduce the pricing for the movie, which would then enable retailers to sell the title to consumers at an affordable price. The time during which the studios released the title at the higher pricing was commonly referred to as the “rental window.” Currently, substantially all DVD titles are initially released to home video retailers at a price that is low enough to allow them to offer movies at affordable prices to the consumer from the beginning of the home video retailer’s distribution window. This method of pricing is commonly referred to as “sell-through” pricing, and has improved our ability to purchase rental product at lower prices. However, the studios’ sell-through pricing policy has also led to increasing competition from other retailers, in particular mass merchants such as Wal-Mart, Best Buy and Target. It has also led to increased competition from online retailers. These other retailers are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, who, like us, purchase product for rental. In addition, some retailers lower their sales prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices to drive traffic and thereby increase sales of their other inventory items. All of these factors have increased consumer interest in purchasing DVDs, which has resulted in increased competition and reduced the significance of the historical rental window.

We believe that the increased consumer purchases of movies have been due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on traditional home video retailers to generate revenues for the studios from titles that are not classics or current box office hits. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could, therefore, be negatively affected further if, in light of any such consumer behavior, we were unable to (i) maintain or increase our rental business; (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.

Our profitability is also dependent on our ability to enter into arrangements with the studios that effectively balance cost considerations and the number of copies of a title stocked by us. Each type of arrangement provides different advantages and challenges for us. For example, we have benefited from sell-through pricing of DVDs because the lower cost associated with DVD product has resulted in higher rental margins than product purchased under our historical VHS revenue-sharing arrangements. Our profitability could be negatively affected if studios were to make other changes in their pricing policies, which could include changes in revenue sharing arrangements, pricing or rental windows for DVDs or expanded exploitation by studios of international two-tiered pricing laws, which allow studios to charge different prices for movies intended for rental to consumers, as opposed to sale. In addition, we cannot predict what use the studios might make of current or future alternative supply methods, such as downloading to stores or consumers, or what impact the use of such supply chain changes by us or our competitors might have on our profitability.

Our video business would lose a competitive advantage if the movie studios were to shorten or eliminate the home video retailer distribution window or otherwise adversely change their current practices with respect to the timing of the release of movies to the various distribution channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailer’s distribution window. As noted above, after the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable, and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but since the mid-1990’s, has averaged between 43 and 54 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels. The studios’ practices with respect to the distribution windows could change at any time. Recently, there has been some experimentation with the current distribution windows, including simultaneous video-on-demand and DVD releases.

Our business could be negatively affected if:

•	the home video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the home video retailer distribution windows were shortened; or

•	the home video retailer distribution windows were no longer as exclusive as they are now.

This is because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution, and consumers might no longer need to wait until after the home video retailer distribution window to view a newly released movie on one or more of these other distribution channels. In such event, we would need to address additional competition. According to industry statistics, more movies are now being released to pay-per-view at the shorter end of the home video retailer distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the home video retailer distribution window.

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

We cannot predict the impact that the following may have on our business: (i) new or improved technologies or video formats, (ii) alternative methods of content delivery or (iii) changes in consumer behavior facilitated by these technologies or formats and alternative methods of content delivery. We also compete generally for the consumer’s entertainment dollar and leisure time.

Advances in technologies such as video-on-demand, new video formats, downloading or alternative methods of content delivery or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be adversely impacted if:

•	newly released movies were to be made widely available by the studios to these technologies or these formats at the same time or before they are made available to home video retailers for rental; and

•	these technologies or new formats were to be widely accepted by consumers.

The widespread availability of additional channels on satellite and digital cable systems may significantly reduce public demand for our products. Advances in direct broadcast satellite and cable technologies may also adversely affect consumer demand for video store rentals and sales. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. In addition, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes. Because of their increased availability of channels, direct broadcast satellite and digital cable providers have been able to enhance their pay-per-view businesses by:

•	substantially increasing the number and variety of movies they can offer their subscribers on a pay-per-view basis; and

•	providing more frequent and convenient start times for the most popular movies.

In addition, pay-per-view allows the consumer to avoid trips to the video store for rentals and returns of movies. However, newly released movies are currently made available by the studios for rental prior to being made available on a pay-per-view basis. In addition, pay-per-view does not currently provide the same start, stop and rewind capabilities as DVD or video. If, however, direct broadcast satellite and digital cable services, including enhanced pay-per-view services, were to become more widely available and accepted, this could have a negative effect on our video store business. This is because a smaller number of movies may be rented or sold if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. Additionally, increases in the size of the pay-per-view market could lead to an earlier distribution window for movies on pay-per-view if the studios were to perceive this to be a better way to maximize their revenues.

The availability of content through personal video recorders, video-on-demand and similar other technologies may significantly reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of entertainment content that serves as an alternative to obtaining product or services from us can impact our business. Examples of delivery methods that have impacted, or could impact, our business are personal video recorders, video-on-demand, downloadable DVDs, video vending machines, disposable DVDs and video downloads to portable devices.

Personal video recorders. Personal video recorders allow consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. They also enable consumers to pause, rewind, fast forward, instant replay and playback in slow motion any live television broadcast and are increasingly being used to download movies. Personal movie libraries and other television entertainment recorded via personal video recorders has caused and could continue to cause consumers to rent or purchase fewer movies in the future.

Video-on-demand. Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as video-on-demand. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers have introduced subscription video-on-demand, which allows consumers to pay a flat fee per month for access to a selection of content with fast-forward, stop and rewind capabilities. These developments could cause studios to alter the home video retailer distribution window. As discussed above, there has been some recent experimentation with the current distribution windows, including simultaneous video-on-demand and DVD releases. In addition to being available from most major cable providers in select markets, video-on-demand has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. Moreover, one of the major studios has recently launched a video-on-demand service whereby movies are delivered to a set-top box. We have, from time to time, tested an entertainment-on-demand service, which delivered video-on-demand to consumers’ television sets via digital subscriber lines and fiber optic connections, and we may conduct similar tests from time to time. The future of video-on-demand services, including any services provided by us, is uncertain. Video-on-demand could have a negative effect on our video store business if:

•	video-on-demand could be provided at a reasonable price to the customer; and

•	newly released movies were made available at the same time, or before, they were made available to the home video retailers for rental and sale.

Downloadable DVDs. The technology now exists for consumers to pay for and download movies and other content via the Internet. While the future of downloadable DVDs is uncertain, if the studios overcome their reluctance to license content in this manner or decide to offer product through this channel themselves, consumers might rent or buy fewer movies via the traditional in-store or online channels in the future, and our business would be negatively impacted.

Video Vending Machines. McDonalds recently announced that they have begun renting DVDs from vending machines located on their premises for $0.99 per day. Any time movies or games are offered to consumers at a deeply discounted price, we view this as competition for our customers’ entertainment dollars. In addition, Movie Gallery has recently announced that it is experimenting with branded DVD vending machines in grocery and convenience stores. Other companies may also offer video vending machines. We cannot predict how broad the selection of movies offered via video vending machines will become or their impact on our business.

Disposable DVDs. The technology also exists for retailers to offer disposable DVDs, which allow a consumer to view a DVD for an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable as a result of chemistry technology. We cannot predict the impact that this or other similar technologies will have on our business.

Video Downloads to Portable Devices. Apple Computer recently began offering its customers the ability to download music videos and certain television shows from its iTunes music store. Customers can purchase the videos and watch them on their computers or on a portable iPod device. We cannot predict whether Apple’s offering will expand to include movies, how broad the selection of any movies could become or whether other companies may offer video downloads to portable devices that could provide an alternative method of delivery for movies.

Other Competition for Consumer Dollars and Leisure Time. We compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) live theater; and (iv) sporting events. Our results can therefore fluctuate depending on the desirability of other forms of entertainment.

We believe that some degree of industry consolidation will be necessary in the in-store home video rental industry over the coming years. Should we not be successful in capitalizing on this industry consolidation, our financial results may be adversely affected.

Based upon current industry projections, we believe that over-capacity exists in the video rental market and that, as a result, many video stores, including some of our own stores, will be forced to close in the future. If we are unable to capitalize on the store closings of our competitors, we may be unable to grow our market share and our financial results may be adversely affected. In addition, we have historically closed underperforming video stores and will continue to consider the closure of underperforming stores. We are currently reviewing many of our store leases and selecting sites to close or downsize based on store profitability. As a result, we could potentially close up to 10% of our store base over the next several years.

Our revenues could be adversely affected due to the variability in consumer appeal of the movie titles and game software released for rental and sale.

The quality of movie titles and game software released for rental and sale is not within our control, and our results of operations have from time to time reflected the variability in consumer appeal for such items. We cannot assure you that future releases of movie titles and game software will appeal to consumers and, as a result, our revenues and profitability may be adversely affected.

We are dependent on the introduction and supply of new and enhanced game platforms and software to attract and retain our video game customers.

The home video game industry has traditionally been a hit-driven business characterized by short product lifecycles and frequent introduction of new products. Historically, the lifecycle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Additionally, during the slow period prior to the introduction of new game platforms, vendors often reduce their prices on existing game platforms and corresponding games, thereby reducing our gross profits for these items. Our video games business is, therefore, dependent on the introduction of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in the introduction and/or shipment of hardware or software or any failure to obtain sufficient product from our suppliers on favorable terms could negatively affect our business or increase fluctuations in our results of operations.

Piracy of the products we offer or the disregard of release dates by other retailers may adversely affect our operations.

Although piracy is illegal, it is a significant threat to the home video industry. The primary methods of piracy affecting the home video industry are (i) the illegal copying of theatrical films at the time they are first run; (ii) the illegal copying of DVDs that are authorized by the studios solely for retail sale and/or rental by authorized retailers; and (iii) the illegal online downloading of movies. These methods of piracy enable the low-cost sale of DVDs as well as the free viewing and sharing of DVDs, both of which compete with rentals and sales by authorized retailers like us. Competition from piracy has increased in recent years due in part to developments in technology that allow for faster copying and downloading of DVDs.

Although piracy is a concern in the United States, it is having a more significant adverse affect on the home video industry in international markets. We cannot assure you that movie studios and others with rights in the product that we rent or sell can, or will, take steps to enforce their rights against piracy or that they will be successful in preventing the distribution of pirated content. Increases in piracy could continue to negatively affect our revenues.

Another risk that we face is the disregard by other home video retailers of the studios’ specified release dates for their titles. If other home video retailers rent or sell product before the specified release dates

(i.e., before us), we can be adversely affected, as the first weeks after a movie title’s release typically represent a significant portion of the demand for that title. We cannot assure you that the studios can or will control such distribution and release practices, particularly in countries outside of the United States.

We made significant investments in our business during 2005 by eliminating extended viewing fees and investing in BLOCKBUSTER Online. Our investment in BLOCKBUSTER Online, together with weakness in the rental industry, has adversely affected and may continue to adversely affect our profitability. Further, our financial results have been, and may continue to be, adversely affected by our elimination of extended viewing fees.

During 2005, we made significant investments in two strategic initiatives designed to improve our overall rental offering. First, we eliminated extended viewing fees on movie and game rentals at all of our company-operated BLOCKBUSTER stores in the United States and Canada. Second, we invested heavily in BLOCKBUSTER Online. We believe that these and other of our strategic initiatives will allow us to take advantage of emerging trends in home entertainment. However, some of our strategic initiatives have been, or are, at the beginning of what we believe are their potential growth curves and will continue to require significant start-up costs, including BLOCKBUSTER Online in which we intend to continue to invest during 2006.

As mentioned above, we eliminated extended viewing fees on movie and game rentals at all of our company-operated BLOCKBUSTER stores in the United States effective January 1, 2005. In addition, approximately 340 of our franchise stores in the United States have eliminated extended viewing fees as of March 1, 2006. Our Canadian operations adopted a similar program at all of its stores effective January 29, 2005. In connection with our “no late fees” program, we incurred approximately $60 million in marketing and implementation costs during 2005 and reduced rental revenues by over $500 million. If the loss of revenues and operating income associated with the elimination of extended viewing fees is not offset by continued growth in base rental revenues resulting from increased store traffic, less promotional and marketing activity and increased focus on managing operating expenses, our financial results will be significantly adversely affected. In addition, we cannot control the pricing decisions of our franchisees and therefore cannot predict the impact that such pricing decisions could have on our overall business results. Our franchisees’ control over operating and pricing decisions is discussed in more detail under “Item 1. Business—Our Operations—Franchised Operations” in this Form 10-K.

In addition, our online subscription services require considerable ongoing investments in order to increase our subscriber base and implement our plan to fulfill BLOCKBUSTER Online orders from our stores. Since its launch in August 2004, BLOCKBUSTER Online has built a subscriber base of approximately 1.2 million subscribers. Additionally, we began fulfilling some BLOCKBUSTER Online orders from certain company-operated and franchise store locations in the second quarter of 2005 and continued to expand this fulfillment process during the remainder of 2005. If we are unable to integrate our in-store and online capabilities fully, our gross margin will be adversely impacted because we will be required to purchase more product to support our online operations. Both our plan to fulfill BLOCKBUSTER Online orders from our stores and our goal of increasing our online subscriber base require significant investment. During 2005, BLOCKBUSTER Online incurred significant operating losses and approximately $25 million in capital expenditures. We expect to incur additional costs in the future and cannot assure you when or if BLOCKBUSTER Online will become profitable.

Further, we have experienced challenges caused by the faster than anticipated decline in the worldwide in-store home video rental industry. We believe that this decline has been caused primarily by (i) a weak slate of titles released to home video during most of 2005; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment.

The significant investments required to develop and implement our initiatives, together with the faster than anticipated decline in the worldwide in-store home video rental industry, adversely affected our 2005 financial results and could adversely affect our financial results thereafter. For example, our financial results would be impacted by:

•	our ability to effectively and timely prioritize and implement these and other initiatives;

•	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives, and our corresponding ability to effectively control operating expenses;

•	our ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our initiatives; and

•	the impact of competitor pricing and product and service offerings.

We have had limited experience with certain new customer proposition initiatives and cannot assure you when or if these or future initiatives will have a positive impact on our profitability.

We have implemented and expect to continue to implement initiatives that are designed to enhance efficiency, customer convenience and our product offerings, including initiatives to expand our online offerings to customers. The implementation of new initiatives has involved, and will continue to involve, significant investments by us of time and money and could be adversely impacted by (i) our inability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model, including continued support for our initiatives and (ii) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control operating expenses. Because we have limited experience with some of our strategic initiatives, we cannot assure you that they will be successful or profitable, including success in retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

If the average sales and rental prices for our product are not at or above expected prices, our expected gross margins may be adversely affected.

To achieve our expected revenues and gross margins, we need to sell and rent, as applicable, our product, including previously rented, retail and rental (whether in-store or online) product at or above expected prices. If the average sales or rental prices of such product are not at or above these expected prices, our revenues and gross margins may be adversely affected. For example, our U.K. games business experienced some gross margin erosion during 2005 as a result of the drastically reduced price offerings of a competitor. In an effort to compete, we and a number of mass merchant retailers in the U.K. were forced to meet the competitor’s reduced price offerings. As a result of the fact that prices for games in the U.K. have not yet risen to the level they were at prior to these reduced price offerings, our gross margin with respect to our U.K. games business has suffered and may continue to suffer.

It is also important that we maximize our gross margins through our allocation of store space. We may need to turn our inventory of previously rented and retail product more quickly in the future in order to make room in our stores for additional DVDs or strategic initiatives. Therefore, we cannot assure you that in the future we will be able to rent or sell, on average, our product at or above the expected price.

Other factors that could affect our ability to rent or sell our product at expected prices include:

•	consumer desire to rent any of our movies and games;

•	consumer desire to own a particular movie or game;

•	the amount of product available for rental or sale by others to the public; and

•	changes in the price of product by the studios or changes by other retailers, particularly mass merchant retailers.

Our business plan contemplates significant cost reductions over the next two years. Should we not achieve our cost cutting objectives, our financial results could be adversely affected.

Our business plan and expectations for the future are based on management’s assessments regarding significant cost reductions through 2007, including aggressive reductions in operating expenses and capital expenditures. These cost cutting objectives may not be fully achievable, and should we not reduce costs to the full extent currently contemplated, our financial results may be adversely affected.

Our level of indebtedness may make it more difficult for us to pay our debts and more necessary for us to divert our cash flow from operations to debt service payments.

Our total indebtedness as of December 31, 2005 was approximately $1,158.0 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our indebtedness could have important consequences for our business. For example, it could:

•	make it more difficult for us to pay our debts as they become due during general adverse economic and market or industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in our strategic initiatives, and, consequently, place us at a competitive disadvantage to our competitors with less debt;

•	require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms; and

•	result in higher interest expense in the event of increases in interest rates since some of our borrowings are, and will continue to be, at variable rates of interest.

Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify. Additional debt would further increase the possibility that we may not generate sufficient cash to pay, when due, interest on and other amounts due in respect of our indebtedness, and would further reduce our funds available for operations, working capital, capital expenditures, acquisitions and other general purposes. Additional debt may also decrease our ability to refinance or restructure our indebtedness, and further limit our ability to adjust to changing market conditions. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could increase.

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to service our indebtedness.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, industry and other factors that are beyond our control. We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing our senior subordinated notes and our credit agreement, contain restrictive covenants which may prohibit us from adopting one or more of these alternatives, and any future debt agreements may contain similar restrictive covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, which we may be unable to repay.

Any failure by us to comply with any of the restrictions in our debt agreements could result in acceleration of our debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

The operating and financial restrictions and covenants in our debt agreements, including our credit agreement and the indenture governing our senior subordinated notes, may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. The debt agreements restrict our ability to, among other things:

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

In addition, our debt covenants require that we maintain certain financial measures and ratios. As a result of these covenants and ratios, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions or to maintain the financial measures and ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. During 2005, we were required to enter into three amendments to our credit agreement to modify or seek waivers for our financial covenants thereunder. For an additional discussion of these amendments, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Capital Structure.”

Should the outstanding obligations under our credit agreement be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. If amounts outstanding under the credit agreement were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our senior subordinated notes, could also become due and payable immediately. There can be no assurance that such financing will be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. In addition, our recent financial results, our substantial indebtedness, our credit ratings and the declining rental industry in which we operate could adversely affect the availability and terms of our financing. Further, as discussed below, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors. In addition, there are other situations (including a change in the composition of our board of directors, whereby the majority of directors who were serving on the board at the time we entered into our credit agreement and indenture (or their successors or nominees) are no longer serving on the board) where our debt may be accelerated and we may be unable to repay such debt. Any of these scenarios could adversely impact our liquidity and results of operations or force us to file for protection under the U.S. Bankruptcy Code.

Uncertainty surrounding our ability to meet our financial obligations has adversely impacted and could continue to adversely impact our ability to obtain sufficient product on favorable terms.

During 2005, we entered into three amendments of our credit agreement pursuant to which certain covenants in our credit agreement were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, has caused negative publicity surrounding our business. As a result, our flexibility with our suppliers has been affected, both domestically and internationally. We cannot assure you that our trade creditors will not further change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms.

Our financial results could be adversely affected if we are unable to manage our inventory effectively or if we are unable to obtain or maintain favorable terms from our suppliers.

Our purchasing decisions are influenced by many factors, including, among others, gross margin considerations and supplier product return policies. While much of our retail movie product in the United States, but not outside the United States, is returnable to vendors, our investments in retail movie inventory may result in excess inventories in the event anticipated sales fail to materialize. In addition, returns of our games inventory, which is prone to obsolescence risks because of the nature of the industry, are subject to negotiation with vendors.

Our purchasing decisions also involve predictions of consumer demand. While the growth of our in-store and online subscription programs and our elimination of extended viewing fees have increased consumer demand for our products, these programs, along with the recent reintroduction of our Guaranteed in Stock program for select new release titles (whereby if a Guaranteed in Stock title is unavailable, customers will be given a rain check for a free rental of that title good for 30 days at the same store), have increased the complexity of our purchasing decisions. In addition, the prevalence of multiple game platforms adds to the difficulty of accurately predicting consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

Our operating results could therefore suffer if we are not able to:

•	obtain or maintain favorable terms from our suppliers with respect to such matters as copy depth, use of product, including without limitation fulfillment of online orders, and product returns;

•	maintain adequate copy depth to maintain customer satisfaction;

•	control shrinkage resulting from theft or loss; or

•	avoid significant inventory excesses that could force us to sell products at a discount or loss.

Further, as discussed above, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors.

Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.

A portion of our revenues are derived from royalty fees through our franchising program. We may experience difficulties in collecting our franchise fees on a timely basis, or at all, for a variety of reasons, including the inability of our franchisees to achieve sufficient revenues and cash flows from their stores or to otherwise effectively operate their stores under challenging industry conditions. Lawsuits and other disputes with our franchisees may also reduce the amount of our royalties from franchise fees. Any failure by our franchisees to pay their franchise fees to us on time or at all could materially adversely affect our results of operations.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs are important to the continued implementation of our new customer proposition initiatives, as well as the operation of our business generally. To avoid technology obsolescence and enable future cost savings and customer enhancements, we are continually updating our information technology infrastructure. In addition, we intend to add new features and functionality to our products, services and systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of our new customer proposition initiatives, service interruptions, impaired quality or speed of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our systems also could result in these consequences. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely and cost effective manner and we may not be able to smoothly integrate any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business. In addition, any failure of our existing information technology infrastructure could result in significant additional costs to us.

Our business model is substantially dependent on the functionality of our distribution centers.

Our domestic distribution system for our store-based operations is centralized. We ship a substantial portion of the products to our U.S. company-operated stores through our distribution center. We also have 30 regional U.S. distribution centers to support BLOCKBUSTER Online, our domestic online DVD subscription service. If our distribution centers became non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142, our ability to realize our deferred income tax assets required by SFAS 109, the application of future accounting policies or interpretations of existing accounting policies.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. In 2002, 2003 and 2004 we took significant charges relating to the impairment of goodwill. See Notes 2 and 3 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K.

In addition, in conjunction with the decline in the worldwide in-store home video rental industry and the resulting decline in our stock price, we performed an impairment test on our goodwill balances during the third quarter of 2005 and determined that the goodwill balance was impaired, thereby recognizing non-cash charges of $332.0 million to impair goodwill in accordance with SFAS 142. See Notes 2 and 3 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Annual Report on Form 10-K.

Additionally, SFAS No. 109, Accounting for Income Taxes referred to as “SFAS 109,” requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, our industry’s current trends and our outlook for future years.

In the third quarter of 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize deferred tax assets. This was primarily due to the negative trends in our industry which caused our actual and anticipated financial performance to be significantly worse than we originally projected. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against deferred tax assets in our domestic and certain foreign jurisdictions, which resulted in a provision for income taxes of $115.0 million in that quarter. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in these markets, income tax benefits associated with current period losses will not be recognized. At the end of 2005, we had net deferred tax assets of $177.0 million related primarily to timing differences of depreciation and amortization, net operating losses and other tax credits for certain foreign jurisdictions where it is more likely than not that deferred tax assets will be realized. We have a valuation allowance of $149.9 million set against these deferred tax assets in jurisdictions where it is more likely than not that the deferred tax assets will not be recognized. If we do not generate sufficient taxable income in certain foreign jurisdictions, we may not realize the remaining deferred tax assets that do not have a valuation allowance.

A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Additionally, an expectation that future taxable income in a particular jurisdiction will be insufficient to realize our deferred tax assets could result in additional valuation allowances under SFAS 109. Any charge resulting from the application of SFAS 142 or SFAS 109 could have a significant negative effect on our reported net income. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, including without limitation the impact of accounting policies related to our rental library and our recent related restatement, any continuing impact of SFAS 142 or SFAS 109 or any interpretation issued in connection with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We are subject to various litigation matters that could, if judgments were to be rendered against us, have an adverse effect on our operating results.

We are a defendant in various lawsuits and may become subject to additional lawsuits in the future. If judgments were to be rendered against us in these lawsuits, our results of operations could be adversely affected. See Note 9 to the consolidated financial statements for a discussion of certain pending litigation matters relating to our business.

Our business and operations have been, and could further be, negatively impacted as a result of the proxy fight during 2005 and election of three dissident nominees to our board of directors. Further, if a subsequent proxy fight is waged against us and is successful, we could be in default under our credit agreement and may be unable to finance a change of control offer under the indenture governing our senior subordinated notes or repay our bank debt should it become accelerated.

On April 8, 2005, we were notified that a slate of dissident nominees would be proposed for election at our 2005 annual stockholders meeting. On May 11, 2005, the dissident nominees were elected by our stockholders to serve on our board of directors. As a result of the proxy contest and the subsequent elections of the dissident nominees, our business and operations have been, and may further be, negatively impacted. For example:

•	we incurred substantial costs associated with the proxy contest;

•	the proxy contest was disruptive to our operations; and

•	dissention on our board of directors may impact our ability to effectively and timely implement our initiatives and to retain and attract experienced executives and employees.

Further, under the terms of our credit agreement and the indenture governing our senior subordinated notes, a change in the composition of our board of directors, including as a result of one or more director resignations, whereby the majority of directors who were serving on the board at the time we entered into our credit agreement and indenture (or their successors or nominees) are no longer serving on the board, could constitute a change of control. If a subsequent proxy contest is waged against us and is successful, an event of default could result under our credit agreement, and under the indenture, we may be required to make an offer for cash to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. We cannot assure you that we will have the financial resources necessary to purchase the notes upon a change of control or that we will have the ability to obtain the necessary funds on satisfactory terms, if at all. Further, our credit agreement prohibits the purchase of all of the outstanding notes prior to repayment of the borrowings under our credit agreement and any exercise by the holders of the notes of their right to require us to repurchase the notes will also cause an event of default under our credit agreement. We may be unable to repay any acceleration of our debts that may arise under this scenario.

If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. We have experienced senior management departures recently. The unexpected future loss of services of one or more of members of our senior management team could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage management-level employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future.

We are subject to governmental regulation particular to the retail home video industry and changes in U.S. or international laws may adversely affect us.

Any finding that we have been, or are, in noncompliance with respect to, or otherwise liable under, the laws affecting our business could result in costs, including, among other things, governmental penalties or private litigant damages, which could have a material adverse effect on us. We are subject to various international and U.S. federal and state laws that govern the offer and sale of our franchises because we act as a franchisor. In addition, because we operate video stores and develop new video stores, we are subject to various international and U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access to and use of our video stores by disabled persons, and are subject to various international, U.S. federal, state and local advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, trading activities, second-hand dealer, minimum wage and labor and other employment regulations, as well as laws and regulations relating to the protection and cleanup of the environment and health and safety matters. The international home video and video game industry varies from country to country due to, among other things, legal standards and regulations, such as those relating to foreign ownership rights; unauthorized copying; intellectual property rights; movie ratings, which in many countries are legal standards unlike the voluntary standards of the United States; labor and employment matters; trade regulation and business practices; franchising and taxation; environmental matters; and format and technical standards. Our obligation to comply with, and the effects of, the above governmental regulations are increased by the magnitude of our operations.

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

We have in the past, and may in the future, engage in acquisitions to expand our domestic and international rental and retail presence. For example, during the past several years, we have made asset acquisitions of stores in the United States and in markets outside of the United States. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition. We may also incur significant costs in connection with pursuing possible acquisitions, even if the acquisition is not ultimately consummated.

We have assumed obligations pursuant to agreements with Viacom relating to certain real estate leases guaranteed by Viacom, which obligations may adversely affect our ability to negotiate renewals or modifications to a subset of such leases.

In October 2004, we completed our divestiture from Viacom. We entered into an amended and restated initial public offering and split-off agreement with Viacom in connection with this divestiture. This agreement, which is referred to as the “IPO agreement,” imposes various restrictions and limitations on our ability to renew or modify, in a manner that increases Viacom’s potential liability, a subset of the leases guaranteed by Viacom, which could make it more difficult and expensive, and in some cases impossible, to renew or modify certain of these leases.

We have also assumed obligations pursuant to the IPO agreement to maintain letters of credit in favor of Viacom, which obligations reduce our borrowing capacity.

Pursuant to the IPO agreement, we have provided letters of credit, at Viacom’s expense, for the benefit of Viacom to support Viacom’s potential liability for certain real estate lease obligations of ours. The letters of credit reduce our borrowing capacity under the terms of our credit facilities by $150 million. Until the letters of credit or any renewals thereof are terminated, we anticipate any future or additional lenders may treat our letter of credit obligation as if it were outstanding indebtedness when assessing our borrowing capacity. Furthermore, if we are unable to renew or otherwise replace the letters of credit prior to their expiration as required by the IPO agreement, Viacom has the right to draw down the full amount of the outstanding letters of credit, which may cause us to borrow funds under our credit facility to reimburse the issuing bank. In either case, our obligation to maintain the letters of credit may restrict or prevent us from being able to borrow amounts necessary to engage in favorable business activities, consummate strategic acquisitions or otherwise fund capital needs.

Our tax matters agreement with Viacom prohibits us from engaging in certain corporate transactions, and we may not have adequate funds to perform our indemnity obligations under this agreement.

In connection with our split-off from Viacom, we and Viacom entered into an amended and restated tax matters agreement, dated as of June 18, 2004, which is referred to as the “tax matters agreement.” The tax matters agreement contains restrictions that, among other things, prohibit us from voluntarily entering into certain transactions for a period of two years following the split-off from Viacom, including certain merger transactions or transactions involving the sale of a significant amount of our capital stock or assets, without Viacom’s consent. In addition, we agreed under the tax matters agreement to indemnify Viacom for any tax liability incurred as a result of the failure of the split-off to qualify as a tax-free transaction due to a takeover of us or any other transaction involving our capital stock, assets or businesses, regardless of whether such transaction is within our control. We may not, however, have adequate funds to perform these indemnification obligations should they arise. These restrictions and potential liabilities may make us less attractive to a potential acquiror and reduce the possibility that an acquiror will propose or seek to effect certain transactions with us during the restricted two-year period.

We, along with Viacom and certain of Viacom’s related entities, are a party to a judgment sharing agreement arising out of two revenue sharing antitrust cases. Should we, Viacom or Viacom’s related entities incur liability with respect to such cases, we would be responsible for satisfying a portion of that liability.

On November 9, 2001, we entered into a judgment sharing agreement with Viacom, Paramount Home Entertainment, Inc. (“Paramount”), Sumner Redstone and certain studio defendants in Cleveland, et al. v. Viacom Inc., et al, No. SA-99-CA-0783 in the United States District Court for the Western District of Texas and in Merchant, et al. v. Redstone, et al., No. BC 244 270 in the Superior Court for the State of California, County of Los Angeles, whereby we, Viacom, Paramount and Mr. Redstone agreed to be responsible for any liability that arises out of either of the two revenue sharing antitrust cases. No liability will arise from the Cleveland case as judgment was entered in favor of us and the other defendants and all appeals by plaintiffs failed. The Merchant case was appealed following judgment in our favor and remanded back to the trial court for further proceedings. On June 18, 2004, in connection with our split-off from Viacom, we entered into an agreement with Viacom, Paramount and Mr. Redstone, which we refer to as the Viacom entities, whereby we agreed to pay a percentage allocation of any liability arising from the November 9, 2001 judgment sharing agreement of 33.33% and the Viacom entities agreed to pay 66.67% of any such liability. We cannot assure you that we will not be held liable in the Merchant case. Therefore, we may become responsible for contributing one-third of any judgment arising from such case.

Provisions in our charter documents, Delaware law and our tax matters agreement could make it more difficult to acquire our company.

Our second amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. Our bylaws limit who may call special meetings of stockholders to any officer at the request of a majority of our board of directors, the chairman of the board or the chief executive officer of the company. Our certificate of incorporation and bylaws provide that the bylaws may be altered, amended or repealed by the board of directors.

Pursuant to our certificate of incorporation, the board of directors may by resolution establish one or more series of preferred stock, having such number of shares, designation, relative voting rights, dividend rates, liquidation or other rights, preferences and limitations as may be fixed by the board of directors without any further stockholder approval. Such rights, preferences, privileges and limitations as may be established could have the effect of impeding or discouraging the acquisition of control of us, which could adversely affect the price of our equity securities.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Further, our tax matters agreement contains provisions that make us less attractive to a potential acquiror and reduce the possibility that an acquiror will propose or seek to effect certain transactions with us. See “—Our tax matters agreement with Viacom prohibits us from engaging in certain corporate transactions, and we may not have adequate funds to perform our indemnity obligations under this agreement.”

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of about 245,000 square feet of space leased pursuant to an agreement that expires on June 30, 2007, although we are currently in negotiations to extend the lease through 2017. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also lease and operate 30 online distribution centers spread strategically throughout the United States to support BLOCKBUSTER Online.

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

Item 3.    Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 9 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of Blockbuster Class A and Class B common stock are listed and traded on the New York Stock Exchange, or “NYSE,” under the symbols “BBI” and “BBI.B,” respectively. Our Class A common stock began trading on August 11, 1999, following our initial public offering and our Class B common stock began trading on October 14, 2004 in conjunction with our divestiture from Viacom Inc. (“Viacom”). The following table contains, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported on the NYSE composite tape and the cash dividends per share of our Class A and Class B common stock:

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(3)
	High	Low	High	Low
Year Ended December 31, 2004:
Quarter Ended March 31, 2004	$19.37	$15.60	—	—	$0.02
Quarter Ended June 30, 2004	$17.58	$14.61	—	—	$0.02
Quarter Ended September 30, 2004(1)	$15.12	$7.24	—	—	$5.02
Quarter Ended December 31, 2004(2)	$10.49	$6.50	$9.85	$6.31	$0.02

Year Ended December 31, 2005:
Quarter Ended March 31, 2005	$10.04	$8.35	$9.49	$8.12	$0.02
Quarter Ended June 30, 2005	$10.65	$8.76	$10.18	$8.32	$0.02
Quarter Ended September 30, 2005	$9.21	$4.17	$8.65	$4.00	$—
Quarter Ended December 31, 2005	$5.74	$3.19	$5.40	$2.96	$—

(1)	On August 20, 2004, Blockbuster announced the declaration of a special distribution of $5.00 per share (approximately $905.6 million in the aggregate), which was paid on September 3, 2004 to stockholders of record at the close of business on August 27, 2004. On August 25, 2004, Blockbuster’s Class A common stock began trading ex-dividend, reflecting the special distribution.
(2)	Blockbuster’s Class B common stock was not listed for trading until October 14, 2004.
(3)	Blockbuster historically paid a quarterly recurring cash dividend of $0.02 per share on both its Class A and Class B common stock, however, it has not paid a dividend since the second quarter of 2005. Blockbuster’s board of directors will evaluate declaring quarterly cash dividends in the future.

The terms of our debt agreements, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” limit Blockbuster’s ability to repurchase common stock and pay dividends. Subject to these limitations, Blockbuster’s board of directors may change Blockbuster’s dividend practices from time to time and decrease or increase the dividend paid, or not pay a dividend, on Blockbuster’s common stock based on factors such as results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by Blockbuster’s board of directors.

The number of holders of record of shares of our Class A and Class B common stock as of March 1, 2006 was 1,246 and 907, respectively.

For information regarding Blockbuster’s equity compensation plans, refer to the proxy statement to be filed for our 2006 annual meeting of stockholders incorporated by reference into Item 12 of Part III of this Form 10-K.

Information regarding Blockbuster’s recent sale of unregistered 7 1/2% Series A cumulative convertible perpetual preferred securities (the “Series A convertible preferred stock”) is incorporated herein by reference from Blockbuster’s current report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on

November 15, 2005. The initial purchasers for the offering of the Series A convertible preferred stock were Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Credit Suisse First Boston LLC.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 2001 through 2005 are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest during some of the periods presented.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended or at December 31,
	2005(1)(2)	2004(3)(4)(5)	2003(6)(7)	2002(8)	2001(9)
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$5,864.4	$6,053.2	$5,911.7	$5,565.9	$5,156.7
Gross profit	$3,217.3	$3,611.8	$3,521.9	$3,207.2	$2,736.0
Impairment of goodwill and other long-lived assets	$356.8	$1,504.4	$1,304.9	$—	$—
Operating income (loss)	$(426.5)	$(1,253.2)	$(836.7)	$347.7	$(217.2)
Income (loss) before cumulative effect of change in accounting principle	$(588.1)	$(1,248.8)	$(974.3)	$195.9	$(238.8)
Income (loss) per share before cumulative effect of change in accounting principle—basic	$(3.20)	$(6.89)	$(5.41)	$1.10	$(1.36)
Income (loss) per share before cumulative effect of change in accounting principle—diluted	$(3.20)	$(6.89)	$(5.41)	$1.08	$(1.36)
Cumulative effect of change in accounting principle	$—	$—	$(4.4)	$(1,817.0)	$—
Net loss	$(588.1)	$(1,248.8)	$(978.7)	$(1,621.1)	$(238.8)
Net loss per share—basic	$(3.20)	$(6.89)	$(5.43)	$(9.08)	$(1.36)
Net loss per share—diluted	$(3.20)	$(6.89)	$(5.43)	$(8.93)	$(1.36)
Cash dividends per common share	$0.04	$0.08	$0.08	$0.08	$0.08
Special distribution per share	$—	$5.00	$—	$—	$—
Weighted average shares outstanding—basic	183.9	181.2	180.1	178.6	175.6
Weighted average shares outstanding—diluted	183.9	181.2	180.1	181.6	175.6

Balance Sheet Data:
Cash and cash equivalents	$276.2	$330.3	$233.4	$152.5	$200.2
Total assets (10)	$3,179.6	$3,994.6	$4,918.1	$6,268.9	$7,771.0
Long-term debt, including capital leases	$1,121.6	$1,119.7	$75.1	$408.7	$546.4
Stockholders’ equity	$631.6	$1,062.9	$3,188.4	$4,100.9	$5,676.1

(1)

During 2005, as described in Note 2 to the consolidated financial statements, we recognized non-cash charges totaling approximately $356.8 million to impair goodwill and other long-lived assets, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and SFAS No. 144, Accounting

for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). These charges are reflected as a separate item on the Consolidated Statements of Operations.
(2)	During 2005, we recognized $39.1 million of compensation expense related to share-based compensation as required by Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Share-Based Payments (“SFAS 123R”).
(3)	During the fourth quarter of 2004, in conjunction with our adoption SFAS 123R, as described in Note 1 to the consolidated financial statements, we recognized $18.3 million of compensation expense related to share-based compensation. Also, as described in Note 1 to the consolidated financial statements, we adopted the expense recognition provisions of FIN 28 as of January 1, 2004. Because we applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004.
(4)	During the third quarter of 2004, as described in Note 2 to the consolidated financial statements, we recognized non-cash charges totaling approximately $1.50 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and 144. These charges are reflected as a separate item on the Consolidated Statements of Operations.
(5)	During the third quarter of 2004, as described in Note 1 to the consolidated financial statements, we paid a $5.00 special distribution per share prior to our divestiture from Viacom.
(6)	During the fourth quarter of 2003, as described in Note 2 to the consolidated financial statements, we recognized non-cash charges totaling approximately $1.30 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. These charges are reflected as a separate item on our Consolidated Statements of Operations for the year ended December 31, 2003.
(7)	During the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of change in accounting principle, net of tax, as described in Note 1 to the consolidated financial statements.
(8)	During the first quarter of 2002, we adopted SFAS 142, which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill by approximately $1.82 billion, net of tax, as described in Note 2 to the consolidated financial statements.
(9)	During the third quarter of 2001, we recognized charges of $195.9 million in cost of sales, $54.5 million in incremental selling, general and administrative expenses, $2.6 million in depreciation expense and $1.9 million in equity in income (loss) of affiliated companies related to the execution of a strategic re-merchandising plan to allow for an expansion of store space for DVD and other strategic product offerings. Additionally, in connection with this strategic re-merchandising plan, we re-evaluated and changed our accounting estimates related to our rental library. As a result of the changes in estimate, cost of rental revenues was $141.7 million higher during 2001 than it would have been under the previous method.
(10)	During the fourth quarter of 2005, as described in Note 1 to the consolidated financial statements, we restated our previously issued financial statements to adjust the classification of our rental library and related deferred income taxes. This restatement resulted in adjustments to our total assets at December 31, 2001 through 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 9,000 stores in the United States, its territories and 24 other countries as of December 31, 2005.

Restatement of Previously Issued Financial Statements

As disclosed on our Form 8-K filed on March 9, 2006, beginning in late 2005, we engaged in discussions with the SEC with respect to our accounting practices surrounding our rental library and rental library activities. We have historically classified rental library purchases as an investing cash outflow in our Consolidated Statements of Cash Flows and rental library assets as a non-current asset in our Consolidated Balance Sheets. As a result of these discussions, we have determined that rental library purchases should be classified as an operating cash outflow on our Consolidated Statements of Cash Flows and that rental library assets should be classified as a current asset on our Consolidated Balance Sheet. Because the classification of our deferred income tax liability associated with the rental library follows the classification of the rental library, we have also changed the presentation of our deferred income taxes on our Consolidated Balance Sheet. The adjustments do not affect our previously reported revenues, net income, stockholders’ equity, total cash flows or cash.

We have restated our consolidated financial statements for the years ended December 31, 2004 and 2003. See Note 1 to the consolidated financial statements for a summary of the effects of these changes on our Consolidated Balance Sheet as of December 31, 2004 and in our Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. See Note 14 to the consolidated financial statements for a summary of the effects of these changes on our unaudited quarterly financial information for 2005 and 2004. This annual report on Form 10-K gives effect to these restatements.

2005 Overview

Our 2005 results reflect both the significant challenges facing the in-store rental industry, which intensified in the second and third quarters, as well as encouraging results from our strategic initiatives. As more fully described in “Item 1A. Risk Factors,” we believe the decline in the worldwide in-store home video rental industry has been caused primarily by (i) a weak slate of titles released to home video during most of 2005; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. While these factors negatively impacted our results for the year, we believe that our strategic initiatives allowed us to counteract some of the decline in the in-store rental industry.

Over the past two years, we have focused on an investment strategy that we believe is essential to confront the significant challenges facing our industry. Specifically, we have invested in various strategic initiatives, which we believe will help offset our declining movie rental revenues, add incremental future revenues and support future profitability growth. These initiatives include the “no late fees” program in the United States and Canada, BLOCKBUSTER Online®, in-store subscription programs, movie and game trading and expanded game concepts. During 2005, we focused our efforts on the “no late fees” program and BLOCKBUSTER Online. Effective January 1, 2005, we stopped charging extended viewing fees, commonly referred to as “late fees,” on movie and game rentals at all of our BLOCKBUSTER-branded company-operated stores and certain participating franchise stores in the United States. Our Canadian operations adopted a similar program at all of its stores effective January 29, 2005. The “no late fees” program was designed to eliminate our most prevalent customer complaint with the movie rental experience and to combat our competitors’ use of “late fees” as a means of differentiating their service offerings. While the industry has been undergoing significant change, we believe that Blockbuster is well positioned within the industry because we are one of the only retailers that can leverage our store locations, traffic and infrastructure to provide a customer offering both in-store and online. Due to the integrated nature of the online pass, revenues generated from BLOCKBUSTER Online are included in our same-store rental revenues. Additionally, we have increased our promotion of BLOCKBUSTER Online in our stores and improved our online offering in an effort to bring our online customers to our stores more often. We believe that our ability to integrate our online service with our in-store offering provides us with a distinct competitive advantage.

We believe the success of our strategic initiatives during 2005 can be evidenced by several positive trends, including:

•	“No Late Fees”—Despite the elimination of extended viewing fees, which accounted for approximately 14% of our rental revenues during 2004, and a declining in-store rental industry, we experienced only a 5.0% decline in our rental revenues from 2004. We believe this accomplishment was due, in large part, to positive consumer responses to the “no late fees” program, as evidenced by the active member trends in our domestic company-operated stores, which continue to outperform those in our domestic franchise stores that have not eliminated extended viewing fees. As a result, we experienced a 4.7% increase from 2004 in our worldwide in-store base rental revenues, which consist of in-store movie and game rentals excluding extended viewing fees.

•	BLOCKBUSTER Online—Our approximately 1.2 million subscribers to BLOCKBUSTER Online have helped to offset the negative in-store industry trends and boost our same-store rental revenues. While BLOCKBUSTER Online experienced relatively slow growth in the third and fourth quarters of 2005, we remain committed to achieving our goal of two million online subscribers by the end of 2006. During the second quarter of 2005, we began to leverage our in-store infrastructure by fulfilling some BLOCKBUSTER Online orders through inventory from certain company-operated and franchise store locations and expanded this fulfillment process to approximately 1,000 stores by the end of 2005. We believe this integrated approach, which further combines our online and in-store capabilities, will allow us to get movies to customers faster in remote locations while also enabling us to use our existing in-store labor, product and real estate resources to reduce overall costs.

•	Movie and game trading initiatives and expanded game concepts—Total retail sales in 2005 increased 3.5% as compared with 2004. This increase was driven by an over 70% increase in worldwide unit sales of traded movies and games, which primarily occurred during the first half of 2005 and resulted from our movie and game trading initiatives. In addition, we experienced a 14.9% increase in sales of new games during 2005 due to the addition of freestanding games stores and an increase in the average selling price resulting from sales of higher-priced new platforms. These positive results helped to offset the overall decline in worldwide unit sales of new movies during 2005 as a result of the continued competition from mass merchant sales of low-priced DVDs.

While we believe that these programs will give us a critical advantage in the highly competitive rental industry, they also require us to make significant investments. These investments, when combined with the decline in the in-store rental industry during most of 2005, have negatively impacted our gross profit, operating expenses and cash flow. The decline in our gross profit primarily resulted from a decline in our rental gross margin and a reduction in rental revenues from 2004. The decline in our rental gross margin was due to the impact of several factors. In mid-2004, we launched two new subscription programs, the BLOCKBUSTER Movie Pass® and BLOCKBUSTER Online, which each charge a fixed fee for multiple rentals, and we launched our “no late fees” program at the beginning of 2005. During 2005, we increased our product purchases in order to grow BLOCKBUSTER Online and support the increased product demand resulting from these new in-store rental offerings. However, as a result of changing industry conditions in 2005, including a weak slate of titles released to home video, our total rental revenues decreased more than anticipated relative to our product purchases. In addition, the shipping costs incurred by BLOCKBUSTER Online are included in the cost of rental revenues.

During 2005, we also incurred approximately $25 million in capital expenditures in support of BLOCKBUSTER Online in order to improve our website performance and to facilitate the fulfillment of some BLOCKBUSTER Online orders from certain company-operated and franchise stores locations, which began late in the second quarter of 2005. In addition, we incurred significant operating expenses during 2005 in order to grow our BLOCKBUSTER Online subscriber base. During the first and second quarters of 2005, we also incurred approximately $60 million in initial marketing and implementation costs in connection with the launch of our “no late fees” program.

In light of the difficult environment in which we are operating and in order to support continued investment in our initiatives, we are aggressively reducing our operating expenses and capital expenditures. During 2005, we implemented a cost-reduction strategy, which included a reduction-in-force and other measures targeted at reducing our operating expenses. We incurred approximately $11.2 million in severance costs during 2005 as a result of implementing these changes. We also reduced our capital expenditures by approximately $150 million during 2005, as compared with 2004, primarily because the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004.

In conjunction with the decline in the industry and the resulting decline in our stock price, we performed an impairment test on our goodwill balances during the third quarter of 2005 and determined that the goodwill balance related to our international reporting unit was impaired. We recognized non-cash charges of approximately $332.0 million to impair goodwill in accordance with SFAS 142. In addition, we recognized non-cash charges of approximately $24.8 million to impair certain other long-lived assets in accordance with SFAS 144 during 2005. We also determined during the third quarter of 2005 that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and one international market, which resulted in a provision for income taxes of $64.6 million for the year. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in these markets, income tax benefits associated with current period losses will not be recognized.

As discussed above, the faster than expected decline of the in-store rental industry that occurred during 2005 negatively impacted our financial results. As a result, we entered into three separate amendments to our credit agreement during the year, which provided for covenant relief during the second and third quarters of 2005, modified our ongoing financial covenants through 2007 and made other modifications to the credit agreement, in exchange for certain additional restrictions and increased interest rates, among other things. In addition, in order to provide us with improved operating flexibility, on November 15, 2005, we completed a private offering of 150,000 shares of Series A convertible preferred stock for net proceeds of $144.0 million. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. As of December 31, 2005, we were in compliance with our debt covenants. See further discussion in “—Liquidity and Capital Resources.”

Outlook

We are committed to improving our profitability and are taking steps that we believe will enable us to achieve that goal. These steps include lowering operating expenses, selectively marketing in-store programs with a focus on profitability rather than top-line revenue and, subject to market conditions, raising prices as necessary to offset increasing expenses, such as utilities. In addition, we are currently reviewing our asset portfolio with a focus on optimizing profitability through our core Blockbuster-branded rental businesses. For example, during the fourth quarter of 2005, we completed the sale of our subsidiary D.E.J. Productions Inc. for cash consideration of $22.5 million. As part of our asset portfolio review, we may also consider the divestiture of or other strategic alternatives with regard to some or all of our international operations upon acceptable terms. Moreover, as part of our focus on store profitability, we are currently reviewing many of our store leases and selecting sites to close or downsize. As a result, we could potentially close up to 10% of our store base over the next several years. Based on current industry projections, we believe that some degree of industry consolidation may be necessary in order to stabilize the in-store rental business. We believe that our focus on profitability will allow us to be a beneficiary of any such industry consolidation by increasing our market share.

We also expect to begin implementing additional cost-saving measures aimed at further reducing our operating expenses, primarily including general and administrative and advertising expenses, by approximately $100 million from 2005 to 2006 and an incremental $50 million in 2007. We expect to realize these savings through a reduction in both corporate and store level overhead expenses, lower advertising expenses and operational savings from the optimization of store labor hours and the divestiture of certain non-core assets and store closures. In addition, while we will continue to make capital expenditures in BLOCKBUSTER Online at approximately the same levels as we did in 2005, we plan to significantly lower our total capital expenditures in 2006 to approximately $90 million primarily due to fewer new store openings.

The steps we took to improve liquidity and better position ourselves financially and operationally during late 2005, as discussed above, enabled us to reduce the outstanding balance on our revolving credit facility by $75 million from the end of 2005 through March 1, 2006 and allowed us to further reduce our accounts payable balance. With the significant investment in most of the previously discussed strategic initiatives behind us, we expect that our 2006 financial results will be positively impacted by lower operating costs as discussed above, lower operating income impact year-over-year from BLOCKBUSTER Online and optimization of our store portfolio. We believe that the rental industry will remain under pressure in 2006. However, we believe that our “no late fees” program and BLOCKBUSTER Online will have a positive impact on our domestic same-store rental revenues and enable us to outperform the domestic rental industry in 2006. Our 2006 results, however, are subject to risks, including those discussed in “Item 1A. Risk Factors.”

Critical Accounting Estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the useful lives and residual values surrounding our rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of our long-lived assets, including goodwill, share-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require our more significant judgments and estimates and that changes in these estimates or the use of different estimates could have a material impact on our results of operations or financial position.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games (“PRP revenues”) and restocking fees.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2005, we implemented the “no late fees” program in certain markets. Under this new policy, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from us as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at our company-operated stores in the United States. Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the product within the 30-day return period. Revenues are reduced by an estimate of the amounts that we do not anticipate collecting based upon historical experience.

Merchandise sales include the sales of new movies and games and other general merchandise, including confections. In addition, we offer movie and game trading, pursuant to which we purchase used movies and game software from our customers in exchange for merchandise credit, discounts on other products and, in some international stores, cash. The sales of traded product are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products sold, sales returns and allowances are minimal.

We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions is generally recognized when the cards are issued. A 10% change in the estimate of non-redemptions would not have had a material impact on our revenues for 2005. If the actual number of free rentals redeemed is significantly different than our estimate, an adjustment to the revenues recorded in a particular period may be required. We also sell gift cards, which generally expire after two years, and are available in various denominations. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as advertising expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards. Revenue for unredeemed gift cards is recognized when our liability has been extinguished, which is generally upon expiration of the gift card.

Rental Library Amortization

We have established amortization policies with respect to our rental library that most closely allow for the matching of product costs with the related revenues generated by the utilization of our rental library product. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by our rental library product. We utilize the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for our rental library product, we consider the sales prices and volume of our previously rented product and other used product.

Based upon these estimates and our current customer propositions and offerings, we currently amortize the cost of our in-store and online rental library, which includes movies and games, over periods ranging from three months to twenty-four months to estimated residual values ranging from $0 to $5 per unit, according to the product category.

We also review the carrying value of our rental library to ensure that estimated future cash flows exceed the carrying value. We record adjustments to the value of previously rented product primarily for estimated obsolete or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional adjustments, including adjustments to rental amortization periods or residual values, may be required. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand, changes in our customer propositions or the price or availability of retail video product may materially impact the carrying value of our rental library and our rental margins.

For example, as discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful life and residual value of our rental libraries due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per piece of library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. These changes in estimates related to the useful lives and residual values of our rental libraries decreased our cost of rental revenues and net loss by approximately $7.6 million, or $0.04 per share, for the year ended December 31, 2005. As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Merchandise Inventory

Our merchandise inventory, which includes new and traded movies and games and other general merchandise, including confections, is stated at the lower of cost or market. We include an allocation of costs incurred in our distribution center to prepare new products for our stores in the cost of our merchandise inventory. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our accrual for inventory shrinkage is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. DVD and video game products are susceptible to shrink due to their portability and popularity.

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and enacted legislation. We establish tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While we believe that the amount of our estimated tax reserve is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on our results of operations. Any tax benefit from favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations.

We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. In 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to the negative industry trends, which caused our actual and anticipated financial performance to be significantly worse than we originally projected.

Accordingly, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will not be recognized.

Impairment of Goodwill and Other Long-Lived Assets

In accordance with SFAS 142, we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the book value of our reporting units, domestic and international, to their estimated fair values. The estimates of fair value of our reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period growth assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted-average cost of capital. The assumptions included in the discounted cash flow analysis require judgment, and changes to these inputs could materially impact the results of the calculation.

If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of Blockbuster to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets. The unallocated portion of the estimated fair value of Blockbuster is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As discussed in Note 2 to the consolidated financial statements, beginning late in the second quarter of 2005 and continuing through the end of the year, the in-store home video industry declined at a rate that exceeded our and industry analysts’ forecasted expectations and has negatively impacted our future outlook on the industry. We believed the decline in the overall industry and the resulting decline in our stock price to be factors that would require us to perform an interim impairment test in accordance with SFAS 142. As a result, in connection with the preparation of our third quarter financial statements, we performed an interim impairment test on our goodwill balances. In estimating the fair value of each of our reporting units, we included the impact of trends in the business and industry noted in 2005, primarily including the accelerated decline in the in-store home video industry caused by (i) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets and (iii) competition from other forms of leisure entertainment. As a result of these factors and the related risks associated with our business, the fair value was negatively impacted. The estimated fair value of our domestic unit was more than its related book value, so we determined that it was not necessary to perform step two of the goodwill impairment test for the domestic reporting unit. However, the estimated fair value of our international reporting unit was less than its related book value and we determined that the international goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for the international reporting unit. Accordingly, we recorded an impairment charge totaling approximately $332.0 million during the third quarter of 2005. We also recorded goodwill impairment charges related to our domestic and international reporting units of approximately $1.50 billion and approximately $1.29 billion during the third quarter of 2004 and the fourth quarter of 2003, respectively.

We performed our annual impairment test as of October 31, 2005 and updated the test for events occurring through December 31, 2005, which resulted in the estimated fair values of each of our reporting units exceeding their book values. We will perform our annual impairment test for 2006 during the fourth quarter, and on an interim date in 2006 should factors or indicators become apparent that would require an interim test.

Also as discussed in Note 2 to the consolidated financial statements, during the third quarters of 2005 and 2004 and the fourth quarter of 2003, in conjunction with the goodwill impairments discussed above, we reviewed our long-lived assets for impairment as required by SFAS 144. During the third quarter of 2005, we determined that the carrying value of fixed assets and tradenames in certain of our domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, we recorded an impairment charge of approximately $15.6 million during the third quarter of 2005. During the third quarter of 2004 and the fourth quarter of 2003, we recorded impairment charges related to impairment of long-lived assets in certain of our international markets of approximately $1.7 million and $18.5 million, respectively.

Additionally, during the second quarter of 2005, we performed an impairment analysis for long-lived assets in certain of our international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. As a result of this analysis, we recorded an impairment charge of approximately $9.2 million in the second quarter of 2005.

Share-Based Compensation

We adopted SFAS 123R as of October 1, 2004 in conjunction with the Stock Option Exchange Offer discussed in Note 4 to the consolidated financial statements. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on an accelerated basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

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

The fair value of most of our restricted shares is based on the price of a share of our Class A common stock on the date of grant. The fair value of our grants of restricted shares and restricted share units that are subject to hold provisions is discounted for the lack of marketability due to such post-vesting restrictions. Our grants of restricted share units that are payable in cash are based on the average closing prices of a share of each of our Class A and B common stock on the date of grant, recorded as a liability on the Consolidated Balance Sheets and marked-to-market at the end of each reporting period. A $1.00 increase in our stock price would not have a material impact on our results of operations.

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

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$5,864.4	$6,053.2	$5,911.7	$5,565.9	$5,156.7
Cost of sales	2,647.1	2,441.4	2,389.8	2,358.7	2,420.7

Gross profit	3,217.3	3,611.8	3,521.9	3,207.2	2,736.0
Operating expenses(1)	3,643.8	4,865.0	4,358.6	2,859.5	2,953.2

Operating income (loss)	(426.5)	(1,253.2)	(836.7)	347.7	(217.2)
Interest expense	(98.7)	(38.1)	(33.1)	(49.5)	(78.2)
Interest income	4.1	3.6	3.1	4.1	6.1
Other items, net	(2.4)	1.6	(0.4)	2.9	(5.2)

Income (loss) before income taxes	(523.5)	(1,286.1)	(867.1)	305.2	(294.5)
Benefit (provision) for income taxes(2)	(64.6)	37.3	(106.5)	(107.1)	55.2
Equity in income (loss) of affiliated companies, net of tax	—	—	(0.7)	(2.2)	0.5

Income (loss) before cumulative effect of change in accounting principle	(588.1)	(1,248.8)	(974.3)	195.9	(238.8)
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)	(1,817.0)	—

Net loss	$(588.1)	$(1,248.8)	$(978.7)	$(1,621.1)	$(238.8)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions, except worldwide store data)
Cash Flow Data:
Cash flows provided by (used for) operating activities(3)	$(70.5)	$417.0	$593.7	$401.4	$554.0
Cash flows used for investing activities(3)	$(114.2)	$(313.9)	$(188.0)	$(253.7)	$(104.1)
Cash flows provided by (used for) financing activities	$138.3	$(18.8)	$(335.5)	$(199.2)	$(441.2)

Other Data:
Depreciation and intangible amortization	$230.9	$249.7	$268.4	$240.8	$438.4
Impairment of goodwill and other long-lived assets	$356.8	$1,504.4	$1,304.9	$—	$—

Margins:
Rental margin(4)	66.4%	71.8%	70.0%	66.1%	57.7%
Merchandise margin(5)	22.1%	22.3%	19.8%	17.1%	18.9%
Gross margin(6)	54.9%	59.7%	59.6%	57.6%	53.1%

Worldwide Store Data:
Same-store revenues increase (decrease)(7)	(4.9)%	(3.2)%	(2.2)%	5.1%	2.5%
Company-operated stores at end of year	7,158	7,265	7,105	6,907	6,412
Franchised and joint venture stores at end of year	1,884	1,829	1,762	1,638	1,569
Total stores at end of year	9,042	9,094	8,867	8,545	7,981

(1)	Operating expenses include non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144 totaling approximately $356.8 million, $1.50 billion and $1.30 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	The provision for income taxes of $64.6 million in 2005 includes a valuation allowance recorded on our deferred tax assets in various jurisdictions. During the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions because we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize these deferred tax assets. It was still unclear as to the timing of when we will generate sufficient taxable income to realize these deferred tax assets at the end of 2005.
(3)	During the fourth quarter of 2005, as described in Note 1 to the consolidated financial statements, we restated our previously issued financial statements to adjust the classification of our rental library and rental library purchases. This restatement resulted in adjustments to our cash flow data for the years ended December 31, 2001 through 2004.
(4)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(5)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(6)	Gross profit as a percentage of total revenues.
(7)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004, revenues generated from BLOCKBUSTER Online have been and will continue to be included in same-store rental revenues.

Comparison of 2005 to 2004

Revenues. Revenues decreased $188.8 million, or 3.1%, from 2004 to 2005. The following is a summary of revenues by category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Rental revenues	$4,205.2	71.7%	$4,428.6	73.2%	$(223.4)	(5.0)%
Merchandise sales	1,586.5	27.1%	1,532.6	25.3%	53.9	3.5%
Other revenues	72.7	1.2%	92.0	1.5%	(19.3)	(21.0)%

Total revenues	$5,864.4	100.0%	$6,053.2	100.0%	$(188.8)	(3.1)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(5.7)%	(5.4)%	(6.6)%
Merchandise sales	(2.6)%	(8.3)%	2.6%
Total revenues	(4.9)%	(6.0)%	(2.6)%

(1)	International same-store revenues do not include the impact of foreign exchange.

The decrease in overall revenues primarily reflects a 4.9% decrease in worldwide same-store revenues during the year, which was partially offset by an increase in the average number of company-operated stores and the impact of favorable foreign exchange rates. The decrease in overall worldwide same-store revenues was primarily the result of the elimination of extended viewing fees, a decline in the overall rental industry during 2005 and continued competition from mass merchant sales of low-priced DVDs. In addition, we experienced a 21.0% decline in other revenues resulting from lower revenues from our marketing partnerships and lower royalties and fees from our franchisees, who are experiencing similar trends as our company-operated stores.

Rental Revenues. As discussed above, we implemented the “no late fees” program during 2005. However, the “no late fees” program does not apply at our non-Blockbuster branded stores in the United States or at our international locations excluding stores in Canada. In these locations, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

Rental revenues decreased $223.4 million, or 5.0%, from 2004 to 2005, due to decreased rental revenues of both movies and games. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie rental revenues:
Base movie rental revenues-in-store	$3,002.3	71.4%	$2,857.3	64.5%	$145.0	5.1%
Base movie rental revenues-online	144.9	3.4%	8.4	0.2%	136.5	1,625.0%
Movie PRP revenues	521.2	12.4%	512.0	11.6%	9.2	1.8%
Movie EVF revenues	82.8	2.0%	552.1	12.4%	(469.3)	(85.0)%

Total movie rental revenues	3,751.2	89.2%	3,929.8	88.7%	(178.6)	(4.5)%

Game rental revenues:
Base game rental revenues	373.1	8.9%	365.6	8.3%	7.5	2.1%
Game PRP revenues	73.4	1.7%	62.9	1.4%	10.5	16.7%
Game EVF revenues	7.5	0.2%	70.3	1.6%	(62.8)	(89.3)%

Total game rental revenues	454.0	10.8%	498.8	11.3%	(44.8)	(9.0)%

Total rental revenues	$4,205.2	100.0%	$4,428.6	100.0%	$(223.4)	(5.0)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(5.2)%	(4.8)%	(6.4)%
Game rental revenues	(9.6)%	(9.8)%	(8.9)%
Total rental revenues	(5.7)%	(5.4)%	(6.6)%

(1)	International same-store rental revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues primarily reflects a 5.7% decrease in worldwide same-store rental revenues, which was partially offset by the impact of favorable foreign exchange rates and an increase in the average number of company-operated stores. The decline in same-store rental revenues occurred both domestically and internationally and resulted primarily from the changes discussed below.

Movie Rental Revenues. Movie rental revenues decreased $178.6 million, or 4.5%, in 2005 as compared with 2004, primarily due to the elimination of extended viewing fees, which accounted for approximately 14% of our movie rental revenues in 2004. In addition, beginning late in the second quarter of 2005 and continuing through the end of the year, we experienced challenges caused by negative industry trends currently facing the video rental industry, which we believe include (i) a weak slate of titles released to home video during most of 2005; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. However, we believe that the changes we have made in our in-store business, including the elimination of extended viewing fees and the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, helped to offset the impact of the declining industry conditions and drive a $281.5 million, or 9.8%, increase in our base movie rental revenues since 2004. This growth in base movie rental revenues during 2005 primarily occurred domestically, where we have implemented all of the programs mentioned above, and can be attributed mostly to an increase in domestic movie rental transactions and increased rental pricing, which includes a significant reduction in promotional credits.

In mid-2004, we launched BLOCKBUSTER Online, which allows customers to rent a wide array of both new release and catalog movies by mail. The increase in online base movie rental revenues primarily reflects the growth in our average subscriber base from zero in mid-2004 to approximately 1.2 million subscribers at the end of 2005. We view BLOCKBUSTER® as one brand and believe that our ability to integrate our online service with an in-store offering provides us with a distinct competitive advantage. We have leveraged our in-store operations to grow BLOCKBUSTER Online, including promotion of the online subscription service in our domestic stores. Likewise, our BLOCKBUSTER Online customers receive coupons for free in-store rentals, which drive some of our online customers into our stores. As a result, we believe that the cross-promotion will enhance the BLOCKBUSTER brand and help to set us apart from our competition.

The changes in movie rental revenues, discussed above, resulted in a 5.2% decrease in total worldwide same-store movie rental revenues, including the elimination of extended viewing fees.

Industry analysts currently believe that the trends experienced in the worldwide in-store movie rental industry during 2005 will continue through the first part of 2006 with sequential improvements throughout the remainder of the year. We also believe that the in-store movie rental industry will remain under pressure in 2006 and, therefore, expect total movie rental revenues to decrease year-over-year. However, we believe that our “no late fees” program and BLOCKBUSTER Online will have a positive impact on our domestic same-store rental revenues and will enable us to outperform the domestic rental industry during 2006.

Game Rental Revenues. Game rental revenues decreased $44.8 million, or 9.0%, in 2005 as compared with 2004. This decrease primarily reflects the elimination of extended viewing fees in the United States and Canada, which reduced our game rental revenues by $62.8 million from 2004. The decrease in extended viewing fee revenues was partially offset by a $10.5 million increase in sales of previously played games and a $7.5 million increase in base game rental revenues primarily due to an increase in game rental pricing domestically in 2005. New game platforms were released during 2005 and additional game platforms are expected to be released in late 2006 or early 2007. We believe customers view the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new game platforms. We expect 2006 to be a challenging year for game rental revenues because they will be contingent upon our ability to generate significant rental and sale activity on existing formats, which will be highly dependent upon the release of strong new titles throughout the year. However, the supply and demand for new game titles is currently reduced in anticipation of the new platforms.

Merchandise Sales. Merchandise sales increased $53.9 million, or 3.5%, from 2004 to 2005, due primarily to increased sales of games. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie sales	$563.8	35.6%	$623.4	40.7%	$(59.6)	(9.6)%
Game sales	676.3	42.6%	546.7	35.7%	129.6	23.7%
General merchandise sales	346.4	21.8%	362.5	23.6%	(16.1)	(4.4)%

Total merchandise sales	$1,586.5	100.0%	$1,532.6	100.0%	$53.9	3.5%

Note: Certain prior period amounts have been reclassified to conform to current period presentation.

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(11.8)%	(17.5)%	(0.7)%
Game sales	10.2%	19.3%	6.9%
General merchandise sales	(6.1)%	(9.3)%	(3.2)%
Total merchandise sales	(2.6)%	(8.3)%	2.6%

(1)	International same-store merchandise sales do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the addition of approximately 60 freestanding games stores and the impact of favorable foreign exchange rates. The increase was offset by a 2.6% decline in same-store merchandise sales. Merchandise sales continued to grow as a percent of our total business, representing 27.1% of total revenues in 2005 as compared to 25.3% in 2004, primarily as a result of growth in international retail sales and the elimination of extended viewing fees in the United States and Canada.

Movie Sales. Movie sales, which include sales of both new and traded DVDs and VHS tapes, decreased $59.6 million or 9.6% from 2004 to 2005. This change was primarily the result of an 11.8% decrease in worldwide same-store movie sales which was slightly offset by an increase in the average number of company-operated stores and the impact of favorable foreign exchange rates. The decline in worldwide same-store movie sales was mainly due to reduced sales of new movies during 2005 resulting from our efforts to reduce our merchandise inventory levels of deep catalog titles as well as product availability constraints in the second half of the year. The decline in sales of new movies was partially offset by strong sales of traded movies due to the implementation of trading in an additional 2,100 locations worldwide during 2005. By the end of 2005, we were offering movie trading in approximately 6,000 stores worldwide. While these additional trading locations increased our overall unit sales of movies worldwide by 6.0%, it also reduced the average retail selling price of movies by 14.7%, since traded movies generally have a lower average selling price than new retail product. We expect that our reduced levels of merchandise inventory as well as less advertising on our trading initiatives will negatively impact our retail movie sales in 2006.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $129.6 million, or 23.7%, from 2004 to 2005. This change primarily resulted from the addition of approximately 60 company-operated freestanding RHINO VIDEO GAMES® and GAMESTATION® stores and a 10.2% increase in worldwide same-store game sales. In addition, by the end of 2005, we were offering games trading in approximately 6,000 stores worldwide as compared with 3,900 stores worldwide at the end of 2004. The addition of these freestanding game stores and store-in-store trading locations contributed to a 23.0% improvement in the worldwide unit sales of retail games in 2005 as compared to 2004. In addition, we experienced a slight increase in the average selling price of retail games during 2005. While the increase in sales of traded product, which generally have a lower average selling price than new games, reduced the average selling price of retail games, our game sales benefited from the launch of Sony’s PSP model in early 2005 and XBOX 360 in late 2005 and helped drive an increase in the average selling price of new retail games. Additional game platforms are expected to be released in late 2006 or early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements. During 2006, we also anticipate a further reduction in our merchandise inventory levels and a decrease in our marketing activities surrounding our game concepts. As a result of all of these factors, we expect game sales to decline during 2006.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $16.1 million, or 4.4%, from 2004 to 2005, primarily as a result of a 6.1% decline in worldwide same-store general merchandise sales. This decline was partially offset by an increase in the average number of company-owned stores and the impact of favorable foreign exchange rates. The decrease in same-store sales was primarily the result of the discontinuation of sales of various movie-related products domestically during the latter part of 2004.

Cost of Sales. Cost of sales of $2,647.1 million in 2005 increased $205.7 million, or 8.4%, from $2,441.4 million in 2004, primarily as a result of changes in gross margin discussed below.

Gross Profit. Gross profit of $3,217.3 million in 2005 decreased $394.5 million, or 10.9%, from $3,611.8 million in 2004. The decrease in gross profit was caused by a decrease in our gross margin to 54.9% in 2005 from 59.7% in 2004 and a 3.1% decrease in total revenues. The total gross margin for 2005 was negatively impacted by a decline in our rental gross margin, as further discussed below, and a shift in our revenues from higher margin rental revenues to lower margin merchandise sales.

Rental Gross Profit. Rental gross profit of $2,793.3 million in 2005 decreased $384.6 million, or 12.1%, from $3,177.9 million in 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 71.8% in 2004 to 66.4% in 2005 and a $223.4 million decrease in rental revenues. The decrease in our rental gross margin was due to the impact of several factors. In mid-2004, we launched two new subscription programs, the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, which each charge a fixed fee for multiple rentals, and we launched our “no late fees” program at the beginning of 2005. During 2005, we increased our product purchases in order to grow BLOCKBUSTER Online and support the increased product demand resulting from these new in-store rental offerings. However, as a result of changing industry conditions in 2005, including a weak slate of titles released to home video, our total rental revenues decreased more than anticipated relative to our product purchases. In addition, the shipping costs incurred by BLOCKBUSTER Online are included in the cost of rental revenues.

Merchandise Gross Profit. Merchandise gross profit of $351.3 million in 2005 increased $9.4 million, or 2.7%, from merchandise gross profit of $341.9 million in 2004. The increase in merchandise gross profit was primarily attributable to growth in merchandise sales. Merchandise gross margin of 22.1% in 2005 remained relatively flat with 2004.

Operating Expenses. Total operating expenses, which include compensation expenses, selling and advertising expenses, occupancy costs, other corporate and store expenses, depreciation and intangible amortization and impairment of goodwill and other long-lived assets, totaled $3,643.8 million in 2005, a decrease of $1,221.2 million, or 25.1%, from $4,865.0 million in 2004. Total operating expenses and operating expenses as a percent of total revenues decreased primarily as a result of non-cash impairment charges which totaled approximately $356.8 million in 2005 as compared with approximately $1.5 billion in 2004 and the following other items:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred in-store and online and at the regional and corporate levels, of $3,056.1 million in 2005, decreased $54.8 million, or 1.8%, from $3,110.9 million in 2004. Selling, general and administrative expense as a percentage of total revenues increased to 52.1% in 2005 as compared with 51.4% in 2004 as a result of a decrease in total revenues in 2005. The change in selling, general and administrative expense in 2005 resulted from the following items:

•	Other general and administrative expenses decreased $84.4 million, or 15.2%, due primarily to reduced expenses related to decreased extended viewing fees and other in-store strategic initiatives implemented in 2004, increased focus on operating expense management and reduced legal settlements. These decreases were partially offset by approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation, additional general and administrative expenses incurred in support of the growth of BLOCKBUSTER Online during 2005 and approximately $6.9 million of additional bad debt expense from our franchisees, including approximately $4.5 million related to a note receivable.

•	Occupancy costs increased $38.9 million, or 4.4%, primarily as a result of the increase in our average store base and the addition of 30 distribution centers to support the growth of BLOCKBUSTER Online since mid-2004, increased foreign exchange rates and the impact of general inflation on lease renewals and utilities.

•	Compensation expense in 2005 remained consistent with 2004 resulting from the cost-saving measures implemented during the year, offset by additional compensation expenses incurred from 2004. We experienced a decrease in compensation expense related to lower bonus accruals attributed to lower operating results for 2005 and labor savings resulting from our cost-saving initiatives in 2005, including the reduction-in-force discussed above. However, during 2005 we also incurred additional compensation expenses from 2004 for additional personnel needed to support the growth of BLOCKBUSTER Online during 2005, incremental share-based compensation expense, additional store labor in support of our growth in freestanding games stores, severance costs as a result of a reduction-in-force during 2005 and increased foreign exchange rates.

•	Advertising expense remained relatively flat with 2004. During 2005, we focused our advertising on growing BLOCKBUSTER Online and on our “no late fees” program. To accomplish this, we reduced our advertising for our in-store business and shifted the remaining dollars from spending on various campaigns throughout the year as in 2004 to larger campaigns designed to promote our “no late fees” program. As a result, we incurred approximately $60 million during the first two quarters of 2005 in connection with the marketing and implementation of our “no late fees” program and very little advertising expense during the back half of the year. We also incurred approximately $30 million of additional selling and advertising expenses, including subscriber acquisition costs, in support of the growth of BLOCKBUSTER Online during 2005.

As discussed in Note 11 to the consolidated financial statements, we completed the sale of our subsidiary D.E.J. Productions Inc. on November 14, 2005. As a result of the sale, we recorded a gain on sale of approximately $5.8 million which is included in “General and administrative” on the Consolidated Statement of Operations for the year ended December 31, 2005.

We are committed to improving our profitability and are taking steps that we believe will enable us to achieve that goal. These steps include lowering operating expenses, selectively marketing in-store programs with a focus on profitability rather than top-line revenue and, subject to market conditions, raising prices as necessary to offset increasing expenses, such as utilities. During 2005, we implemented a cost-reduction strategy, which included a reduction-in-force and other measures targeted at reducing our operating expenses. Our focus for 2006 will be on continuing to reduce operating expenses in light of the accelerated decline of the in-store rental industry that began late in the second quarter of 2005. To accomplish this, we are implementing additional cost-saving measures aimed at further reducing our operating expenses, primarily including general and administrative and advertising expenses, by approximately $100 million from 2005 to 2006 and an incremental $50 million in 2007. We expect to realize these savings through a reduction in corporate and store level overhead expenses, lower advertising expenses, operational savings from the optimization of store labor hours, the divestiture of certain non-core assets and store closures. As a result of the reduction in corporate personnel, we expect to incur approximately $10 million in severance charges during the first quarter of 2006.

Depreciation and Intangible Amortization. Depreciation and intangible amortization of $230.9 million in 2005 decreased $18.8 million, or 7.5%, as compared with $249.7 million in 2004. The decrease was primarily the result of an increase in fully depreciated property and equipment and lower capital expenditures, which was partially offset by increased foreign exchange rates.

Impairment of Goodwill and Other Long-Lived Assets. As described above and in Note 2 to the consolidated financial statements, we recorded non-cash impairment charges totaling approximately $332.0 million in 2005 to impair goodwill in our international reporting unit and approximately $1.5 billion in 2004 to impair goodwill in both our domestic and international reporting units in accordance with SFAS 142. We also recognized non-cash impairment charges of approximately $24.8 million in 2005 and approximately $1.7 million in 2004 to impair other long-lived assets in accordance with SFAS 144.

Operating Loss. Operating loss of $426.5 million in 2005 represents a decrease in operating loss of $826.7 million, or 66.0%, from an operating loss of $1,253.2 million in 2004. This decrease was due to the non-cash charges to impair goodwill and other long-lived assets and other changes discussed above.

Interest Expense. Interest expense of $98.7 million in 2005 increased $60.6 million, or 159.1%, as compared with $38.1 million in 2004. The increase in interest expense was primarily related to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to stockholders as a result of the divestiture from Viacom, additional borrowings under our credit agreement during 2005 and rising interest rates on our variable rate debt.

Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $64.6 million in 2005 primarily as a result of a valuation allowance recorded on our deferred tax assets. In 2004, we recognized a benefit for income taxes of $37.3 million. The income tax benefit in 2004 was primarily the result of a $37.1 million tax benefit recorded as a result of specific federal income tax audit issues resolved during the first quarter of 2004. See Note 8 to the consolidated financial statements for further discussion of income taxes.

Net Loss. Net loss of $588.1 million in 2005 reflects a decrease in losses of $660.7 million from a net loss of $1,248.8 million in 2004. The decrease in net loss was attributable to the non-cash charges to impair goodwill and other long-lived assets and other changes discussed above.

Comparison of 2004 to 2003

Revenues. Revenues increased $141.5 million, or 2.4%, from 2003 to 2004 as a result of growth in rental revenues and merchandise sales. The following is a summary of revenues by category:

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

The increase in overall revenues primarily reflected the impact of favorable foreign exchange rates and the addition of company-operated stores, which were partially offset by a 3.2% decrease in worldwide same-store revenues during the year. The decrease in overall worldwide same-store revenues resulted from the continued decrease in both domestic and international same-store rental revenues. The worldwide rental industry continued to be negatively impacted in 2004 by competition from mass merchant sales of DVDs, and the international rental industry was further impacted by the effects of piracy. These factors caused the rental industry to experience lighter traffic industry-wide, which caused our active member base to decrease during 2004 as compared with 2003. While rental demand continued to slow during 2004, retail demand for DVDs and games continued to increase and, during the year, we enhanced our presence in these areas to take advantage of this increased demand. Worldwide same-store merchandise sales increased during the year primarily as a result of substantial growth in international movie and game sales and domestic game sales.

Rental Revenues. Rental revenues decreased $104.9 million, or 2.3%, from 2003 to 2004, due primarily to decreased rentals of movies. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2004		2003		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie rental revenues:
Base movie rental revenues	$2,865.7	64.7%	$2,900.5	64.0%	$(34.8)	(1.2)%
PRP revenues	512.0	11.6%	492.2	10.8%	19.8	4.0%
Movie EVF revenues	552.1	12.4%	642.7	14.2%	(90.6)	(14.1)%

Total movie rental revenues	3,929.8	88.7%	4,035.4	89.0%	(105.6)	(2.6)%

Game rental revenues:
Base game rental revenues	365.6	8.3%	353.0	7.8%	12.6	3.6%
Game PRP revenues	62.9	1.4%	65.7	1.4%	(2.8)	(4.3)%
Game EVF revenues	70.3	1.6%	79.4	1.8%	(9.1)	(11.5)%

Total game rental revenues	498.8	11.3%	498.1	11.0%	0.7	0.1%

Total rental revenues	$4,428.6	100.0%	$4,533.5	100.0%	$(104.9)	(2.3)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(6.1)%	(6.8)%	(3.5)%
Game rental revenues	(2.8)%	(3.9)%	2.9%
Total rental revenues	(5.7)%	(6.4)%	(3.0)%

(1)	International same-store revenues do not include the impact of foreign exchange.

The decrease in overall rental revenues primarily reflected a 5.7% decrease in worldwide same-store rental revenues, which was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decrease in same-store rental revenues occurred both domestically and internationally and reflected generally lighter traffic in the in-store rental industry, which continued to be negatively impacted by increased competition from mass merchant sales of DVDs. Our revenues in 2004 were also impacted by the national rollout of the BLOCKBUSTER Movie Pass, which reduced our EVF revenues in exchange for growth in our rental subscription sales. Our domestic operations represented 76.4% of our rental revenues for 2004 as compared with 78.6% of our rental revenues for 2003, primarily as a result of the impact of favorable foreign exchange rates.

Movie Rental Revenues. Movie rental revenues decreased $105.6 million, or 2.6%, in 2004 as compared with 2003, due primarily to a 6.1% decline in our worldwide same-store movie rental revenues. This decline was partially offset by the impact of favorable foreign exchange rates and the addition of company-operated stores. The decline in worldwide same-store movie rental revenues resulted from the continued decline in the overall in-store rental industry, which was negatively impacted by continued competition from mass merchant sales of DVDs and decreasing extended viewing fees caused by the national launch of the BLOCKBUSTER Movie Pass in May 2004. While the national launch of the BLOCKBUSTER Movie Pass negatively impacted EVF revenues, sales of these passes helped increase our rental revenues during 2004. In addition to the ongoing subscription revenue, we found that customers who purchased the pass also increased their store visits and total in-store spending while a pass member. The overall decrease in same-store movie rental revenues was also partially offset by a 4.0% increase in total rental revenues generated by the sales of previously rented movies during 2004 as compared with 2003, resulting from increases both domestically and internationally. Sales of previously rented movies were primarily driven by pricing and promotional activities designed to position our used movie offerings as a value-based alternative to new retail product. These activities resulted in a 4.5% increase in unit sales of previously rented movies during the year, which was partially offset by a slight decrease in the average selling price of previously rented movies. DVD rental revenues continued to increase as a percentage of total rental revenues during 2004, caused by increasing DVD penetration, while VHS rental revenues continued to decline.

Game Rental Revenues. Game rental revenues increased $0.7 million, or 0.1%, in 2004 as compared with 2003, due to the impact of favorable foreign exchange rates and the addition of new company-operated stores which were partially offset by a 2.8% decrease in worldwide same-store game rental revenues. The decrease in worldwide same-store game rental revenues in 2004 was the result of a 3.9% decrease in domestic same-store game rental revenues caused primarily by the increased retail offering of low-priced catalog, or “value,” games and increased games trading, by us and our competitors. We believe both of these offerings competed with our rental and previously played game product. This decrease was partially offset by a 2.9% increase in international same-store game rental revenues driven by growth in game rentals and rental revenues generated by the sales of previously played games in several international markets.

Merchandise Sales. Merchandise sales increased $251.0 million, or 19.6%, from 2003 to 2004, due to increases in movie and game sales. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2004		2003		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie sales:
VHS sales	$25.9	1.7%	$66.7	5.2%	$(40.8)	(61.2)%
DVD sales	597.5	39.0%	526.4	41.1%	71.1	13.5%

Total movie sales	623.4	40.7%	593.1	46.3%	30.3	5.1%
Game sales	546.7	35.7%	306.6	23.9%	240.1	78.3%
General merchandise sales	362.5	23.6%	381.9	29.8%	(19.4)	(5.1)%

Total merchandise sales	$1,532.6	100.0%	$1,281.6	100.0%	$251.0	19.6%

Note: Certain prior period amounts have been reclassified to conform to current period presentation.

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(0.1)%	(7.5)%	20.5%
Game sales	32.5%	63.1%	22.4%
General merchandise sales	(7.4)%	(9.6)%	(5.0)%
Total merchandise sales	5.6%	(0.6)%	13.5%

(1)	International same-store merchandise sales do not include the impact of foreign exchange.

The increase in overall merchandise sales resulted primarily from the addition of new company-operated stores, including approximately 125 freestanding games stores, the impact of favorable foreign exchange rates and a 5.6% increase in worldwide same-store merchandise sales. The increase in worldwide same-store merchandise sales during 2004 was driven primarily by a 13.5% increase in international same-store merchandise sales, reflecting increased sales of movies and games. Domestic same-store merchandise sales decreased slightly as compared with 2003 due primarily to a 7.5% decrease in same-store movies sales. This decrease was partially offset by the increase in the sale of new and traded games, driven in part by the addition of approximately 450 domestic game store-in-store locations since late 2003. Merchandise sales continued to grow as a percent of our business during 2004, representing 25.3% of total revenues in 2004, compared with 21.7% of total revenues in 2003. Our domestic operations represented 48.8% of our merchandise sales in 2004 as compared with 56.1% of our merchandise sales in 2003. This decrease was attributable to the continued retail revenue growth internationally, including the impact of favorable exchange rates.

Movie Sales. Movie sales, including sales of both new and traded DVDs and VHS tapes, increased $30.3 million or 5.1% from 2003 to 2004, primarily as a result of the addition of company-operated stores, a 20.5% increase in international same-store movie sales and favorable foreign exchange rates, which were partially offset by a 7.5% decrease in domestic same-store movie sales. The increase in international movie sales was the result of the increased popularity of retail DVD internationally. The decrease in domestic same-store merchandise sales was caused by the elimination of retail VHS sales in substantially all of our domestic stores during the first quarter of 2004, lighter rental traffic and pricing pressure on DVDs from the studios and mass merchant retailers. These factors were partially offset by an increase in the sales of traded movies, which have a lower average selling price than new retail product. The growth in international movie sales was the primary driver behind an increase in the overall unit sales of retail movies worldwide. The average retail selling price of movies decreased from 2004 to 2003 partially as a result of increased sales of lower-priced traded movies, including sales of traded VHS internationally.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $240.1 million, or 78.3%, from 2003 to 2004, primarily as a result of a 32.5% increase in worldwide same-store game sales, the addition of new company-operated freestanding RHINO VIDEO GAMES and GAMESTATION stores, and favorable foreign exchange rates. The increase in worldwide same-store game sales was due, in part, to the addition of approximately 450 domestic game store-in-store locations and approximately 30 international game store-in-store locations since late 2003. These store-in-store locations offer an assortment of new and traded retail game software, hardware and accessories. In addition, during 2004, we began offering games trading in approximately 3,400 stores worldwide that do not have a game store-in-store concept. International same-store retail game sales grew as the international markets increased their game offerings to accommodate the growing demand for games internationally. These factors, and the addition of new freestanding games stores, led to a significant improvement in the overall unit sales of retail games worldwide. In addition, the overall average selling price of retail games increased in 2004, driven, in part, by an increase in the average selling price of new games, including increased sales of premium-priced new releases, or “front-line games.” Front-line games have a higher average selling price than value-priced games and, therefore, are primarily sold through our new specialty freestanding and store-in-store game concepts. These factors were partially offset by the increased sales of traded games, which generally have a lower average selling price than new games.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $19.4 million, or 5.1%, from 2003 to 2004, primarily due to a 7.4% decrease in our worldwide same-store general merchandise sales, partially offset by the impact of favorable foreign exchange rates. The decrease in our worldwide same-store general merchandise sales due to the discontinuation of sales of various movie-related products domestically during the latter part of 2004, which was partially offset by increased sales of confections, and lower sales to franchisees.

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

•	As a result of improved product buying and inventory management, rental product purchase costs, in total and on an average store basis, were lower during 2004 as compared with 2003. Our focus on profitability was implemented in the first quarter of 2003 and, as a result, the rate of growth in gross margins recognized during late 2003 and the first quarter of 2004 slowed during the second, third and fourth quarters of 2004.

•	During late 2003 and early 2004, we increased the proportion of rental product purchased under revenue-sharing arrangements. This provided flexibility in our rental copy depth, while also providing the ability to maintain a favorable level of movie rental gross margin.

•	With the increasing penetration of the DVD format, VHS rentals declined. As a result, we decreased our purchases of rental VHS tapes while managing the copy depth necessary to meet customer demand. Successful management of this continued transition improved our results in VHS rental margins.

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

Operating Expenses. Total operating expenses, including compensation expenses, selling and advertising expenses, occupancy costs, other corporate and store expenses, depreciation and intangible amortization, totaled $4,865.0 million in 2004, an increase of $506.4 million, or 11.6%, from $4,358.6 million in 2003. Total operating expenses increased as a percentage of total revenues to 80.4% in 2004 from 73.7% in 2003. Total operating expenses and operating expenses as a percent of total revenues increased primarily as a result of non-cash impairment charges which totaled approximately $1.5 billion in 2004 as compared with non-cash impairment charges totaling approximately $1.3 billion in 2003 and the following other items:

Selling, General and Administrative Expense. Selling, general and administrative expense, including expenses incurred at the store, regional and corporate levels, of $3,110.9 million in 2004, increased $325.6 million, or 11.7%, from $2,785.3 million in 2003. Selling, general and administrative expense as a percentage of total revenues increased to 51.4% in 2004 as compared with 47.1% in 2003. The change in selling, general and administrative expense in 2004 resulted from the following items:

•	Compensation expense increased $130.4 million, or 10.2%, primarily as a result of increased foreign exchange rates, additional personnel needed to support our store growth and strategic initiatives, $18.3 million in share-based compensation expense primarily resulting from our adoption of SFAS 123R, increasing payroll and insurance costs due to general inflation and approximately $8.6 million in severance costs incurred during late 2004.

In conjunction with our Stock Option Exchange Offer, we adopted SFAS 123R as of October 1, 2004. SFAS 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment at the date of grant. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is being recognized in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, is being recognized in the Consolidated Statements of Operations from the date of grant. For the year ended December 31, 2004, we recognized $18.3 million of compensation expense in the Consolidated Statements of Operations for share-based payments to employees, which is discussed further in Note 4 to the consolidated financial statements.

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

•	Advertising expense, including online subscriber acquisition costs, increased $78.0 million, or 43.5%, reflecting increased spending in support of our strategic initiatives, including the launch of BLOCKBUSTER Online during the third quarter of 2004, the rollout of DVD and games trading in approximately 3,500 stores worldwide in 2004, the continued rollout of our game store-in-stores and other promotional activity and customer service initiatives.

•	Occupancy costs increased $60.6 million, or 7.3%, primarily as a result of increased foreign exchange rates, the net addition of new company-operated stores, the renewal of certain domestic store leases at generally higher rates and increased repair and maintenance costs.

•	Other general and administrative corporate and store expenses increased $56.6 million, or 11.3%, due primarily to expenses related to our strategic initiatives and related systems and infrastructure improvements, increased costs as a result of our divestiture from Viacom, increased foreign exchange rates, and the addition of new company-operated stores.

Other general and administrative expenses were negatively impacted in the fourth quarter of 2004 by the settlement of a complaint filed by Buena Vista Home Entertainment, Inc. Buena Vista claimed that Blockbuster had breached the revenue-sharing agreement between the two parties and claimed damages in excess of $120 million. The parties agreed to binding arbitration of their dispute and, as a result, we accrued $18 million in connection with such arbitration, of which $12 million was recorded in 2004.

Depreciation Expense. Depreciation expense of $247.4 million in 2004 decreased $18.6 million, or 7.0%, as compared with $266.0 million in 2003. The decrease was primarily the result of an increase in fully depreciated property and equipment, which was partially offset by increased foreign exchange rates and the addition of new company-operated stores.

Impairment of Goodwill and Other Long-Lived Assets. During the third quarter of 2004 and fourth quarter of 2003, as described above and in Note 2 to the consolidated financial statements, we recorded non-cash impairment charges totaling approximately $1.5 billion and approximately $1.3 billion, respectively, to impair goodwill in both our domestic and international reporting units in accordance with SFAS 142. During the third quarter of 2004 and the fourth quarter of 2003, we also recognized non-cash impairment charges of approximately $1.7 million and approximately $18.5 million, respectively, to impair other long-lived assets in accordance with SFAS 144.

During 2004, we incurred approximately $120 million in incremental operating expenses for our strategic initiatives, which negatively impacted our operating income. These costs primarily included incremental advertising costs, costs to make incremental improvements in systems and infrastructure and personnel costs, as discussed above. In addition, as a result of our divestiture from Viacom, we incurred approximately $10 million in incremental operating expenses during 2004 due to the replacement of services and contracts previously provided through Viacom.

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

Cumulative Effect of Change in Accounting Principle, Net of Tax. Effective January 1, 2003, we adopted SFAS 143 which requires us to provide for estimated long-lived asset retirement obligations that will be incurred upon future store closings. The initial adoption of SFAS 143 required us to record a cumulative effect of change in accounting principle, net of tax, of $4.4 million in our income statement in the first quarter of 2003. The initial adoption of this statement did not affect operating income or cash flow.

Net Loss. Net loss of $1,248.8 million in 2004 reflects additional losses of $270.1 million from a net loss of $978.7 million in 2003. The increase in net loss was attributable to the changes discussed above.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our Series A convertible preferred stock for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our recent financial results, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our ability to finance our obligations has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors. See further discussion of these risk factors under “Item 1A. Risk Factors.”

As described more fully in Notes 7 and 9 to the consolidated financial statements, at December 31, 2005 our contractual obligations, were as follows:

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$597.4	$893.0	$483.1	$520.7	$2,494.2
Capital lease obligations(1)	22.1	30.6	22.2	28.7	103.6
Purchase obligations(2)	271.7	54.4	11.6	20.2	357.9
Revenue-sharing obligations(3)	72.3	—	—	—	72.3
Long-term debt	20.5	63.4	378.4	617.6	1,079.9
Interest expense on long-term debt(4)	90.4	174.2	135.8	61.8	462.2
Preferred stock dividends(5)	11.3	22.5	22.5	—	56.3

	$1,085.7	$1,238.1	$1,053.6	$1,249.0	$4,626.4

(1)	Includes both principal and interest.
(2)	Purchase obligations include agreements to purchase goods or services as of December 31, 2005 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-sharing obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 5 to the consolidated financial statements.

(3)	As of December 31, 2005, we were a party to revenue-sharing arrangements with various studios that expire between March 2006 and December 2007. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during 2005. For information on revenue-sharing accruals as of December 31, 2005 and 2004, see Note 5 to the consolidated financial statements.
(4)	As of December 31, 2005, $779.9 million of our long-term debt outstanding under our senior secured credit facility was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted-average interest rate of 8.2% based on the LIBOR rate in effect at December 31, 2005.
(5)	Our shares of preferred stock do not mature; therefore, amounts are provided for the next five years only.

Capital Structure

On August 20, 2004, we entered into $1,150.0 million in senior secured credit facilities, consisting of (i) a five-year $500.0 million revolving credit facility, of which $150.0 million is reserved for issuance of the Viacom Letters of Credit, described in Note 6 to the consolidated financial statements; (ii) a five-year $100.0 million term loan A facility; and (iii) a seven-year $550.0 million term loan B facility, and we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012. These borrowings are described in Note 7 to the consolidated financial statements. The proceeds from the credit facilities and the senior subordinated notes were used (i) to fund the payment of the special distribution in August 2004; (ii) to finance transaction costs and expenses in connection with our divestiture from Viacom and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes. As of December 31, 2005, $135.0 million of borrowings were outstanding under the revolving credit facility, $644.9 million was outstanding under the term loan portions of our credit facilities and $300.0 million was outstanding under the senior subordinated notes. The available borrowing capacity under our credit facilities, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $46.5 million reserved to support other letters of credit, totaled $168.5 million at December 31, 2005.

The borrowing availability under the revolving credit facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability from October 2007 through July 2009 and will terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% beginning October 2008 through July 2010 and 19.25% beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow, as defined by the credit facilities. Interest payments on the senior subordinated notes are due semi-annually through 2012, when the bonds mature.

Under a registration rights agreement as part of the offering of the senior subordinated notes, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933 (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we were required to pay additional interest on the senior subordinated notes of 0.25% per annum for the first 90-day period after May 18, 2005 and are required to pay an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until an exchange offer is completed or, if required, a shelf registration statement is declared effective. As a result, we incurred additional interest expense of 0.25% per annum for the 90-day period from May 19, 2005 through August 18, 2005, 0.50% per annum for the 90-day period from August 19, 2005 through November 18, 2005, 0.75% per annum for the 90-day period from November 19, 2005 through February 18, 2006 and began incurring additional interest expense of the maximum of 1.0% per annum subsequent to February 18, 2006. We expect to file a registration statement with respect to an exchange offer with the SEC during the first quarter of 2006. The interest rate on the senior subordinated notes will revert back to 9.0% per annum upon completion of the exchange offer.

On May 4, 2005, we and the syndicate of lenders for the credit facilities amended the credit agreement in certain respects (the “first amendment”). As part of the first amendment, our obligations with respect to maintaining a maximum leverage ratio were amended for the second and third quarters of 2005, and our obligations for maintaining a minimum fixed charge coverage ratio were amended for the second, third and fourth quarters of 2005. We paid a standard amendment fee in the second quarter of 2005 in connection with the first amendment.

On August 8, 2005, we entered into a further amendment to the credit agreement (the “second amendment”), which provided for a waiver of our then current second and third quarter 2005 leverage ratio covenant and our then current third quarter 2005 fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second and third quarters of 2005 that was contained in the second amendment, we would have been in default of such covenant. The second amendment made various changes to the credit agreement, which included (i) modification of the applicable margins based on the applicable credit rating, from time to time, of our senior, secured long-term indebtedness; (ii) granting the syndicate of lenders a security interest in substantially all of our domestic assets (other than our real estate leasehold interests); (iii) compliance with minimum consolidated EBITDA and maximum capital expenditure covenants for the third and fourth quarters of 2005; and (iv) other changes described in Note 7 to the consolidated financial statements. In connection with the second amendment, the applicable margin on our borrowings under our credit facility increased 50 basis points through the end of the waiver period and we paid a standard amendment fee during the third quarter of 2005.

In order to provide us with improved operating flexibility, on November 4, 2005, we entered into another amendment to the credit agreement (the “third amendment”) with our lenders to modify the financial covenants and make other modifications. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the second amendment ceased to be in effect and certain changes were made to the credit agreement, including (i) modification of the applicable margins to reflect adjustments to such applicable margins based on our gross leverage ratio from time to time; (ii) execution of account control agreements covering substantially all of our deposit accounts and securities accounts to perfect the security interest of the syndicate lenders in substantially all of our available cash (including cash held in our domestic concentration accounts as defined in the third amendment); (iii) compliance with a minimum consolidated EBITDA covenant through December 31, 2007, compliance with a maximum capital expenditure covenant for the remaining term of the credit agreement, and compliance with maximum leverage ratio and minimum fixed charge coverage ratio covenants for the remaining term of the credit agreement after December 31, 2007; and (iv) other changes described in Note 7 to the consolidated financial statements. In connection with the third amendment, the applicable margin for borrowings under our credit facilities increased 50 basis points and commitment fees on the unused portion of the revolving credit facility increased from 0.375% per annum to 0.500% per annum. The increase in the annual commitment fee rate is subject to reduction based on the applicable credit rating, from time to time, of our senior secured long-term indebtedness. We also paid a standard amendment fee to the administrative agent and the syndicate of lenders during the fourth quarter of 2005.

The credit facilities currently require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of the credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, the credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. Without the benefit of the lenders’ waiver of the leverage ratio and fixed charge coverage ratio covenants for the fourth quarter of 2005, we would have been in default of such covenants. However, we were in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of December 31, 2005.

On November 15, 2005, we completed a private placement of $150 million in Series A convertible preferred stock. The aggregate discounts and commissions to the initial purchasers and fees paid to third parties in conjunction with the preferred stock issuance were approximately $6.0 million. We used the net proceeds from the offering to repay a portion of our borrowings under our revolving credit facility and for general corporate purposes. See Note 4 to the consolidated financial statements for a description of the Series A convertible preferred stock.

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At December 31,
	2005	2004
Credit Facilities:
Term A loan, interest rate ranging from 7.8% to 8.3% at December 31, 2005	$15.0	$3.7
Term B loan, interest rate ranging from 7.9% to 8.7% at December 31, 2005	5.5	1.4
Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	20.5	5.8
Current portion of capital lease obligations	15.9	19.7

	$36.4	$25.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At December 31,
	2005	2004
Credit Facilities:
Revolving credit facility, interest rate ranging from 7.8% to 8.0% at December 31, 2005	$135.0	$100.0
Term A loan, interest rate ranging from 7.8% to 8.3% at December 31, 2005	81.3	96.3
Term B loan, interest rate ranging from 7.9% to 8.7% at December 31, 2005	543.1	548.6
Senior Subordinated Notes, interest rate of 9.75% at December 31, 2005	300.0	300.0

Total long-term debt, less current portion	1,059.4	1,044.9
Capital lease obligations, less current portion	62.2	74.8

	$1,121.6	$1,119.7

Subsequent to December 31, 2005, we have made payments of $75.0 million on our revolving credit facility. Additional information on our capital structure can be found in Note 7 to the consolidated financial statements.

Consolidated Cash Flows

Operating Activities. Net cash flow for operating activities decreased $487.5 million, or 116.9%, from $417.0 million provided by operating activities in 2004 to $70.5 million used for operating activities in 2005 due to several factors. We experienced a $349.1 million decrease in net income as adjusted for non-cash items, including depreciation and intangible amortization, impairment of goodwill and other long-lived assets, share-based compensation and deferred income taxes and other items during 2005. Additionally, changes in working capital, excluding rental library, used cash of $160.7 million during 2005 as compared with providing cash of

$44.5 million in 2004. As discussed above, uncertainty surrounding our ability to finance our obligations caused some of our creditors to impose increasingly less favorable terms on us in the second half of 2005. This limitation on our resources caused us to focus on improving profitability and cash flows and, as a result, we used cash of approximately $340 million to decrease our accounts payable balances since December 31, 2004. Due to these constraints, we also chose to reduce our level of merchandise inventory during 2005, which provided cash of approximately $190 million.

During 2005, we increased our rental library purchases to provide increased product availability in support of our new in-store rental offerings and the growth of BLOCKBUSTER Online. However, our non-cash rental library amortization also increased from 2004 to 2005 due to the timing and composition of our purchases. As a result, our rental library purchases, net of rental library amortization, caused an increase in our cash flows from operating activities of approximately $66.8 million during 2005.

Investing Activities. Net cash flow used for investing activities decreased $199.7 million from $313.9 million in 2004 to $114.2 million in 2005. This decrease was primarily due to a reduction of $149.7 million in cash used for capital expenditures during 2005 primarily because the initial capital expenditure outlay necessary to support our strategic initiatives and systems and infrastructure improvements occurred during 2004. We also reduced our spending for acquisitions by $23.0 million in 2005 as compared with 2004 and sold our subsidiary, D.E.J. Productions Inc., which provided cash of $22.5 million during 2005.

We plan to decrease our capital expenditures further in 2006 as compared with 2005, primarily by reducing our new store openings. We expect total capital expenditures for 2006 to be approximately $90.0 million as compared with $139.4 million in 2005.

Financing Activities. Net cash flow for financing activities increased $157.1 million from cash used of $18.8 million in 2004 to cash provided of $138.3 million in 2005. This change was primarily due to net proceeds of $144.0 million from the issuance of the Series A convertible preferred stock during 2005 and a decrease in cash dividends paid of $912.3 million. The decrease in dividends during the year resulted from the special distribution paid during the third quarter of 2004 and the declaration by our board of directors of only two dividend payments during 2005. These amounts were partially offset by a decrease in net proceeds from long-term debt of $897.0 million primarily as a result of borrowings under our credit facilities and senior subordinated notes during 2004.

Other Financial Measurements: Working Capital

At December 31, 2005, we had cash and cash equivalents of $276.2 million. Working capital was $105.9 million at December 31, 2005 as compared with $118.7 million at December 31, 2004.

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

In connection with our divestiture from Viacom, we entered into an amended and restated initial public offering and split-off agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit, at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before our August 1999 initial public offering. In conjunction with this agreement, we recognized a $7.0 million capital contribution for the year ended December 31, 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with our $1,150.0 million in senior secured credit facilities, which are discussed in Note 7 to the consolidated financial statements.

As of December 31, 2005, no amounts were receivable from or payable to Viacom in conjunction with these and other related divestiture agreements.

General Economic Trends, Quarterly Results of Operations and Seasonality

We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Item 1A. Risk Factors.” The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. The popularity of our rental subscription programs has helped us mitigate, to some extent, the impact of seasonality on our business by providing a steady revenue stream across all months.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of December 31, 2005 and 2004, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $779.9 million as of December 31, 2005, and the weighted-average interest rate for these borrowings was 8.2%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $7.8 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

As discussed above and in Note 7 to our consolidated financial statements, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act. Because an exchange offer for the senior subordinated notes was not completed before May 18, 2005, we are required to pay additional interest on the senior subordinated notes of 0.25% per annum every 90 days thereafter, up to a maximum aggregate increase of 1% per annum, until the exchange offer is completed or, if required, the shelf registration statement is declared effective. An increase of 1% in the interest rate on our senior subordinated notes would increase our interest expense by approximately $3 million per year.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $28.8 million and $1.3 million, respectively, for 2005 if foreign exchange rates in 2005 were consistent with 2004.

Our operations outside the United States constituted approximately 33%, 31% and 26% of our total revenues in 2005, 2004 and 2003, respectively. Our operations in Europe constituted approximately 21%, 20% and 16% of our total revenues in 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Our adoption of FIN 47 did not have a material impact on our consolidated financial statements.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Our adoption of FSP 109-2 did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after

December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to “historical waste,” which is waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP 143-1 was required to be applied beginning in the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. We will apply the guidance of FSP 143-1 as it relates to the European Union member countries in which we operate when those countries have adopted the WEEE Directive into law. We do not expect the adoption of FSP 143-1 to have a material impact on our consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. We do not expect the adoption of EITF 04-13 to have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. We do not expect FSP FAS 13-1 to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The response to this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Item 8.    Financial Statements and Supplementary Data

BLOCKBUSTER INC.

All supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

We have completed integrated audits of Blockbuster Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2004 and 2003 financial statements.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2006

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Base rental revenues	$3,520.3	$3,231.3	$3,253.5
PRP revenues	594.6	574.9	557.9
Extended viewing fee revenues	90.3	622.4	722.1

Total rental revenues	4,205.2	4,428.6	4,533.5
Merchandise sales	1,586.5	1,532.6	1,281.6
Other revenues	72.7	92.0	96.6

	5,864.4	6,053.2	5,911.7

Cost of sales:
Cost of rental revenues	1,411.9	1,250.7	1,362.1
Cost of merchandise sold	1,235.2	1,190.7	1,027.7

	2,647.1	2,441.4	2,389.8

Gross profit	3,217.3	3,611.8	3,521.9

Operating expenses:
General and administrative	2,800.8	2,853.5	2,605.9
Advertising	255.3	257.4	179.4
Depreciation and intangible amortization	230.9	249.7	268.4
Impairment of goodwill and other long-lived assets	356.8	1,504.4	1,304.9

	3,643.8	4,865.0	4,358.6

Operating loss	(426.5)	(1,253.2)	(836.7)
Interest expense	(98.7)	(38.1)	(33.1)
Interest income	4.1	3.6	3.1
Other items, net	(2.4)	1.6	(0.4)

Loss before income taxes	(523.5)	(1,286.1)	(867.1)
Benefit (provision) for income taxes	(64.6)	37.3	(106.5)
Equity in loss of affiliated companies, net of tax	—	—	(0.7)

Loss before cumulative effect of change in accounting principle	(588.1)	(1,248.8)	(974.3)
Cumulative effect of change in accounting principle, net of tax	—	—	(4.4)

Net loss	$(588.1)	$(1,248.8)	$(978.7)

Loss per share before cumulative effect of change in accounting principle:
Basic and diluted	$(3.20)	$(6.89)	$(5.41)

Cumulative effect of change in accounting principle per share:
Basic and diluted	$—	$—	$(0.02)

Net loss per share:
Basic and diluted	$(3.20)	$(6.89)	$(5.43)

Weighted average shares outstanding:
Basic and diluted	183.9	181.2	180.1

Cash dividends per common share	$0.04	$0.08	$0.08

Special distribution per common share	$—	$5.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2005	2004
		Restated
Assets
Current assets:
Cash and cash equivalents	$276.2	$330.3
Receivables, less allowances of $6.4 and $14.5 for 2005 and 2004, respectively	127.8	177.8
Merchandise inventories	310.3	516.6
Rental library, net	475.5	457.6
Deferred income taxes	15.6	24.0
Prepaid and other current assets	218.4	193.0

Total current assets	1,423.8	1,699.3

Property and equipment, net	723.5	854.0
Deferred income taxes	159.6	194.2
Intangibles, net	26.9	34.5
Goodwill	809.2	1,138.5
Other assets	36.6	74.1

	$3,179.6	$3,994.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$368.1	$721.8
Accrued expenses	765.3	697.3
Current portion of long-term debt	20.5	5.8
Current portion of capital lease obligations	15.9	19.7
Deferred income taxes	148.1	136.0

Total current liabilities	1,317.9	1,580.6

Long-term debt, less current portion	1,059.4	1,044.9
Capital lease obligations, less current portion	62.2	74.8
Other liabilities	108.5	231.4

	2,548.0	2,931.7

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share: 100.0 shares authorized; 0.15 shares issued and outstanding for 2005 with liquidation preference of $1,000 per share. No shares issued or outstanding for 2004	150.0	—
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 114.6 and 111.7 shares issued and outstanding for 2005 and 2004, respectively	1.1	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2005 and 2004	0.7	0.7
Additional paid-in capital	5,360.9	5,336.7
Retained deficit	(4,836.4)	(4,248.3)
Accumulated other comprehensive loss	(44.7)	(27.3)

Total stockholders’ equity	631.6	1,062.9

	$3,179.6	$3,994.6

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Series A convertible preferred stock:
Balance, beginning of year	—	—	—	—	—	—
Issuance of Series A convertible preferred stock	0.15	$150.0	—	—	—	—

Balance, end of year	0.15	$150.0	—	—	—	—

Class A common stock:
Balance, beginning of year	111.7	$1.1	36.9	$0.4	35.6	$0.4
Exercise of stock options and issuance of restricted shares	2.9	—	2.8	—	1.3	—
Conversion from Class B common stock	—	—	72.0	0.7	—	—

Balance, end of year	114.6	$1.1	111.7	$1.1	36.9	$0.4

Class B common stock:
Balance, beginning of year	72.0	$0.7	144.0	$1.4	144.0	$1.4
Conversion to Class A common stock	—	—	(72.0)	(0.7)	—	—

Balance, end of year	72.0	$0.7	72.0	$0.7	144.0	$1.4

Additional paid-in capital:
Balance, beginning of year		$5,336.7		$6,227.3		$6,220.8
Issuance of Class A common stock		0.3		0.1		0.1
Preferred stock issuance costs		(6.0)		—		—
Exercise/vesting and expense of share-based compensation, net of tax benefit		37.7		20.7		20.8
Acceleration of Viacom stock options		—		1.7		—
Viacom capital contribution		—		7.0		—
Cash dividends on common stock		(7.8)		(14.5)		(14.4)
Special distribution		—		(905.6)		—

Balance, end of year		$5,360.9		$5,336.7		$6,227.3

Accumulated other comprehensive loss:
Balance, beginning of year		$(27.3)		$(41.2)		$(100.9)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		—		6.3
Foreign currency translation, net of taxes		(17.4)		13.9		53.4

Balance, end of year		$(44.7)		$(27.3)		$(41.2)

Retained deficit:
Balance, beginning of year		$(4,248.3)		$(2,999.5)		$(2,020.8)
Net loss		(588.1)		(1,248.8)		(978.7)

Balance, end of year		$(4,836.4)		$(4,248.3)		$(2,999.5)

Total stockholders’ equity		$631.6		$1,062.9		$3,188.4

Comprehensive loss:
Net loss		$(588.1)		$(1,248.8)		$(978.7)
Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes		—		—		6.3
Foreign currency translation, net of taxes		(17.4)		13.9		53.4

Total comprehensive loss		$(605.5)		$(1,234.9)		$(919.0)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2005	2004	2003
		Restated	Restated
Cash flows from operating activities:
Net loss	$(588.1)	$(1,248.8)	$(978.7)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and intangible amortization	230.9	249.7	268.4
Impairment of goodwill and other long-lived assets	356.8	1,504.4	1,304.9
Rental library purchases	(855.4)	(798.4)	(836.6)
Rental library amortization	871.8	748.0	954.8
Non-cash share-based compensation expense	38.9	17.0	—
Excess tax benefit from share-based compensation	—	(5.1)	—
Cumulative effect of change in accounting principle, net of tax	—	—	4.4
Deferred income taxes and other	35.3	(94.3)	(73.5)
Change in operating assets and liabilities:
Decrease in receivables	34.9	8.6	5.9
Decrease in receivable from Viacom	2.5	0.8	14.0
(Increase) decrease in merchandise inventories	190.9	(84.2)	55.1
Increase in prepaid and other assets	(25.8)	(97.5)	(4.8)
Increase (decrease) in accounts payable	(341.3)	125.4	(221.9)
Increase (decrease) in accrued expenses and other liabilities	(21.9)	91.4	101.7

Net cash flow provided by (used for) operating activities	(70.5)	417.0	593.7

Cash flows from investing activities:
Capital expenditures	(139.4)	(289.1)	(191.0)
Cash used for acquisitions, net	(2.5)	(25.5)	(3.4)
Proceeds from notes receivable and other	5.2	1.2	4.5
Proceeds from sale of non-core investment	22.5	—	—
Investments in affiliated companies	—	(0.5)	1.9

Net cash flow used for investing activities	(114.2)	(313.9)	(188.0)

Cash flows from financing activities:
Proceeds from credit agreements	255.0	820.0	140.0
Proceeds from senior subordinated notes	—	300.0	—
Repayments on credit agreements	(225.1)	(170.0)	(450.0)
Net repayments on other notes and lines of credit	(0.7)	(23.8)	(5.8)
Net proceeds from the issuance of preferred stock	144.0	—	—
Net proceeds from the exercise of stock options	0.8	2.8	18.1
Cash dividends on common stock	(7.8)	(920.1)	(14.4)
Payment of debt financing costs	(8.1)	(18.7)	—
Capital lease payments	(19.8)	(21.0)	(23.4)
Capital contributions received from Viacom	—	6.9	—
Excess tax benefit from share-based compensation	—	5.1	—

Net cash flow provided by (used for) financing activities	138.3	(18.8)	(335.5)

Effect of exchange rate changes on cash	(7.7)	12.6	10.7

Net increase (decrease) in cash and cash equivalents	(54.1)	96.9	80.9
Cash and cash equivalents at beginning of year	330.3	233.4	152.5

Cash and cash equivalents at end of year	$276.2	$330.3	$233.4

Supplemental cash flow information:
Cash payments for interest	$89.5	$23.2	$34.3
Cash payments for taxes, net of refunds	11.2	44.4	98.1
Non-cash financing and investing activities:
Retail stores acquired under capital leases	3.7	20.4	15.4

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. Blockbuster also operates BLOCKBUSTER Online®, an online service offering rental of movies delivered by mail.

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

Restatement of Previously Issued Financial Statements

As disclosed in the Company’s Form 8-K filed on March 9, 2006, the Company has been engaged in discussions with the Securities and Exchange Commission (the “SEC”) with respect to its accounting practices surrounding its rental library and rental library activities. The Company has historically classified rental library purchases as an investing cash outflow in its Consolidated Statements of Cash Flows and rental library assets as a non-current asset in its Consolidated Balance Sheets. As a result of these discussions, the Company has determined that rental library purchases should be classified as an operating cash outflow in its Consolidated Statements of Cash Flows and that rental library assets should be classified as a current asset in its Consolidated

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Balance Sheet. Because the classification of the Company’s deferred income tax liability associated with the rental library follows the classification of the rental library, the Company has also changed the presentation of its deferred income taxes on the Consolidated Balance Sheet. The adjustments do not affect the Company’s previously reported revenues, net income, stockholders’ equity, total cash flows or cash.

The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003. Following is a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of December 31, 2004 and in the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. See Note 14 for a summary of the effects of these changes on the Company’s unaudited quarterly information for 2005 and 2004.

	Year Ended or at December 31, 2004			Year Ended December 31, 2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Rental library, net (current)	$—	$457.6	$457.6
Deferred income taxes (current asset)	—	24.0	24.0
Total current assets	1,217.7	481.6	1,699.3
Rental library, net (non-current)	457.6	(457.6)	—
Deferred income taxes (non-current asset)	87.0	107.2	194.2
Total assets	3,863.4	131.2	3,994.6
Deferred income taxes (current liability)	4.8	131.2	136.0
Total liabilities	2,800.5	131.2	2,931.7
Total stockholders’ equity	1,062.9	—	1,062.9

Consolidated Statements of Cash Flows
Net cash flow provided by operating activities	$1,215.4	$(798.4)	$417.0	$1,430.3	$(836.6)	$593.7
Net cash flow used for investing activities	(1,112.3)	798.4	(313.9)	(1,024.6)	836.6	(188.0)
Net cash flow used for financing activities	(18.8)	—	(18.8)	(335.5)	—	(335.5)
Effect of exchange rate changes on cash	12.6	—	12.6	10.7	—	10.7
Cash and cash equivalents at beginning of year	233.4	—	233.4	152.5	—	152.5
Cash and cash equivalents at end of year	330.3	—	330.3	233.4	—	233.4

Split-Off from Viacom

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

In connection with the Viacom Exchange Offer and the Special Distribution, as defined below, on August 20, 2004, Blockbuster entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”) and issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). See Note 7 below for further discussion of these instruments. On September 3, 2004, Blockbuster used proceeds from these borrowings to pay a special distribution of approximately $905.6 million, or $5 per share, to its stockholders, including Viacom (the “Special Distribution”), which is reflected as a decrease to additional paid-in capital. In light of the Special Distribution and to ensure that the intrinsic value of stock options held by Blockbuster’s optionees would be preserved, but not increased, the former Senior Executive Compensation Committee of the Board of Directors of Blockbuster (the “Senior Executive Compensation Committee”) approved an adjustment to the Company’s outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise price. The Senior Executive Compensation Committee also approved a corresponding adjustment to the total number of shares available for future grants under the plan.

Additional information about the Viacom Exchange Offer and related transactions is available in Blockbuster’s Registration Statement on Form S-4, including the Prospectus-Offer to Exchange, as originally filed with the SEC on June 18, 2004, and as thereafter amended.

In connection with the Viacom Exchange Offer, on June 18, 2004, Blockbuster entered into a new employment agreement with John F. Antioco, its Chairman and Chief Executive Officer, which became effective on October 14, 2004. See Note 4 for further discussion of Mr. Antioco’s employment agreement.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term (original maturity of three months or less) highly liquid investments. The Company utilizes a cash management system under which a book cash overdraft generally exists for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassed to accounts payable on the Consolidated Balance Sheets. The Company transfers cash on an as-needed basis to fund clearing checks.

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. The Company includes in the cost of its merchandise inventory an allocation of costs incurred in its distribution center to prepare products for

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

its stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. The Company accrues for inventory shrinkage based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

From time to time, Blockbuster receives rebates and/or slotting fees related to certain products. Rebates primarily relate to volume rebates and are recognized as a reduction in the cost of the related inventory. Slotting fees represent payments from vendors for placement of product in preferred areas within stores for a contractual period of time and are recognized as a reduction to cost of goods sold as the products are sold. The Company and its vendors also participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. In accordance with Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction to the cost of the product.

Rental Library

Rental library product consists of movie and game product available for rental by customers and previously rented movies and games that are available for sale. Because of the relatively short useful lives of this product and because this product is available for sale to customers at any time, the Company views these assets to be current assets. The Company classifies the purchases of rental library product as an operating cash outflow.

The Company amortizes its rental library in a manner that most closely allows for the matching of product costs with the related revenues generated by the utilization of the rental library product. These policies require that the Company make significant estimates based upon its experience as to the ultimate revenue and the timing of the revenue to be generated by the rental library product. The Company utilizes the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for its rental library product, the Company considers the sales prices and volume of its previously rented product and other used product. The Company also reviews the carrying value of its rental library to ensure that estimated future cash flows exceed the carrying value. The Company records adjustments to the value of previously rented product primarily for estimated obsolete or excess product based upon changes in its original assumptions about future demand and market conditions.

Prior to January 1, 2005, cost of non-base stock (or “new release”) DVD, both in-store and online, was amortized on an accelerated basis over a six-month period to an estimated $4 residual value. The cost of video games and in-store and online base stock (or “catalog”) DVDs was amortized on an accelerated basis over a twelve-month period to an estimated $5 and $4 residual value, respectively. The cost of new release VHS tapes was amortized on an accelerated basis over a three-month period to an estimated $2 residual value. The cost of catalog VHS tapes was amortized on an accelerated basis over a three-month period and then on a straight-line basis over a six-month period to an estimated $2 residual value.

As part of the normal course of business, the Company continually assesses the reasonableness of the accounting estimates surrounding its rental library. For example, recent changes in the Company’s business,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

including (i) the launch of online rental subscription programs in the United States and the United Kingdom, (ii) the launch of in-store subscription programs in the United States and (iii) the elimination of extended viewing fees in the United States and Canada, caused the Company to re-evaluate its accounting estimates surrounding its rental library in the first quarter of 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that the Company offers to its customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Accordingly, the Company has changed its accounting estimates surrounding its rental library to reflect these changes, as discussed below.

In mid-2004, the Company launched BLOCKBUSTER Online in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its online base stock (or “catalog”) inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimates related to the useful lives and residual values of the Company’s online rental library reduced its cost of rental revenues and net loss for the year ended December 31, 2005 by approximately $3.2 million, or $0.02 per share.

The combination of the launch of the Company’s in-store movie subscription program, the BLOCKBUSTER Movie Pass®, in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimate related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues and net loss for the year ended December 31, 2005 by approximately $4.4 million and $0.02 per share.

No changes were made to the amortization period and residual values for in-store new release DVD, video games, and new release and catalog VHS tapes. Adjustments to the value of previously rented product are recorded primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term, as defined by SFAS 13, as amended
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 15 years

The balances of major classes of assets and accumulated depreciation are as follows:

	At December 31,
	2005	2004
Land, building and building improvements	$23.4	$31.1
Leasehold improvements	1,180.9	1,221.6
Furniture and fixtures	492.9	494.2
Computer equipment	455.8	430.5
Equipment and other	385.7	416.3
Buildings under capital leases	184.6	186.7

Total	2,723.3	2,780.4
Accumulated depreciation	(1,999.8)	(1,926.4)

Property and equipment, net	$723.5	$854.0

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the useful life of the assets are capitalized. Depreciation expense related to capital leases was $17.6 million, $20.5 million and $23.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. The Company did not recognize any material gains or losses from such sales in 2005, 2004 or 2003. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the Company’s website and processes supporting the business. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized approximately $33.1 million, $17.7 million and $14.9 million of expense related to the amortization of capitalized software costs for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

software costs at December 31, 2005 and 2004 totaled $57.2 million and $60.2 million, net of accumulated amortization of $138.4 million and $106.8 million, respectively.

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

The initial adoption of SFAS 143 required the Company to record a discounted liability of $10.1 million and increase net property and equipment by $2.9 million in the Company’s Consolidated Balance Sheet as of January 1, 2003 related to estimated costs to remove equipment and fixtures from its stores upon their future closure. A discounted liability of $9.1 million and $9.6 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, is included in other long-term liabilities as of December 31, 2005 and 2004, respectively. Capitalized retirement costs of $2.7 million and $1.8 million are included in property and equipment in the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively.

The initial adoption of SFAS 143 also required the Company to recognize a cumulative effect of change in accounting principle, net of tax, of $4.4 million in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. Pro forma effects on income before cumulative effect of change in accounting principle in 2003 was not material to net income or earnings per share.

Leases

The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”), and other related guidance. New store leases generally provide for an initial lease term of five to ten years, with extended renewal options. The Company recognizes rent expense in the statement of operations for leases classified as operating leases on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. Additionally, for leases classified as capital leases, the Company records an asset and a related obligation on the balance sheet at the beginning of the lease term.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount (an “interim impairment test”). SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

the estimated fair value of the Company is allocated to the estimated fair value of its existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

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

Reserve Estimates

The Company uses estimates to record reserves for certain liabilities, including medical and workers’ compensation claims. The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the month that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. Store furniture and equipment are either transferred at historical cost to another location, written down to their net realizable value and sold or written down to zero if the Company does not expect to transfer or sell the assets. When a store is identified for closure, the amortization of store leasehold improvements is accelerated over the estimated remaining life of the store.

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest except for the Company’s Senior Subordinated Notes. The estimated fair value of the Senior Subordinated Notes at December 31, 2005 and 2004, based on quoted market prices, is approximately $264.0 million and $295.5 million, respectively,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

compared with the carrying amount of $300.0 million. During 2005 and 2004, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2005 or 2004, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 2005, 2004 and 2003. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, Blockbuster implemented the “no late fees” program, which means Blockbuster no longer charges extended viewing fees as defined below, commonly referred to as “late fees,” on any movie or game rental at any of its company-operated BLOCKBUSTER® stores in the United States. Blockbuster’s Canadian operations also adopted a similar program at all of its stores, effective January 29, 2005. Under this new program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. In addition, the purchase price is reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at Blockbuster’s company-operated stores in the United States.

Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores. In the United States, approximately 550 franchise stores implemented the “no late fees” program on January 1, 2005 and approximately 340 franchise stores were participating in the “no late fees” program as of March 1, 2006.

The “no late fees” program does not apply at the Company’s non-Blockbuster branded stores in the United States or at our international locations excluding stores in Canada. In these locations, the Company’s membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

Where extended viewing fees have been eliminated, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods is recognized after expiration of the 30-day return period. Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues are reduced by estimated amounts that the Company does not anticipate collecting based upon historical experience. As discussed in Note 9 below, in the first quarter of 2005, the Company entered into an Assurance of Voluntary Compliance (“AVC”) with multiple states in response to inquiries and notices from attorneys general in connection with the Company’s “no late fees” program. Under the terms of the AVC, the Company agreed, among other things, to provide a refund or a credit of charges for restocking fees and purchases of non-returned product with respect to rental transactions made under the “no late fees” program before a customer discovered or was notified that a purchase of non-returned product would occur. To be entitled to a refund, customers must meet the eligibility requirements of the AVC. The AVC did not have a material impact on the Company’s results of operations for the year ended December 31, 2005.

In order to provide customers with new and innovative rental programs, the Company launched the BLOCKBUSTER Movie Pass, a store-based subscription movie rental offering, nationally during May 2004. The Company also offers the BLOCKBUSTER Game Pass® in its domestic stores. In addition, in order to more actively compete in the growing market for online rental subscription services, the Company launched BLOCKBUSTER Online, an online subscription service in the United States, in August 2004. The Company’s U.K. operations launched its online subscription service in May 2004. These rental passes allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass), for one price and items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successfully continued under such terms until such time as the item is returned or is purchased under the terms of the Company’s standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, BLOCKBUSTER Online subscribers receive free in-store movie rental coupons, which are subject to the applicable in-store rental terms.

Blockbuster recognizes rental revenues for the sale of the BLOCKBUSTER Movie Pass, the BLOCKBUSTER Game Pass and the BLOCKBUSTER Online pass over the term of the related pass. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of DVDs to and from online customers. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, rental revenues include the full online subscription fee billed to customers and cost of rental revenues includes expenses incurred by the Company for the shipping and handling of DVDs to and from BLOCKBUSTER Online customers.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Merchandise sales include the sales of new movies and games and other general merchandise, including confections. In addition, Blockbuster offers movie and game trading, pursuant to which the Company purchases used movies and game software from its customers in exchange for merchandise credit, discounts on other products and, in some international stores, cash. The sales of traded product are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products sold by the Company, sales returns and allowances are minimal.

Blockbuster has agreements with certain companies that allow these companies to purchase free rental cards from Blockbuster, which can then be awarded at their discretion. Blockbuster defers revenue for the estimated number of free rental cards that will ultimately be redeemed and recognizes the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. Blockbuster also sells gift cards, which generally expire after two years, and are available in various denominations. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as advertising expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards. Revenue for unredeemed gift cards is recognized when the liability has been extinguished, which is generally upon expiration of the gift card.

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

The Company recognizes initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed. Area development fees are deferred when received and recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed. Continuing fees based upon a percentage of sales are recognized when earned. These amounts are included in “Other revenues” in the Company’s Consolidated Statements of Operations.

Sales of product to franchisees are recognized upon transfer of title to the franchisee and included in “Merchandise sales” in the Company’s Consolidated Statements of Operations. Direct costs of sales and servicing of franchise agreements are charged to the applicable expense category as incurred.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of December 31, 2005 and 2004, $5.0 million and $19.1 million of prepaid advertising was included in “Prepaid and other current assets” on the Company’s Consolidated Balance Sheets, respectively.

In accordance with EITF 02-16, the Company records certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. See additional discussion in “Merchandise Inventories” above.

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

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

See Note 8 below for further information on the Company’s income taxes.

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. The Company’s decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were Hollywood’s public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. During 2005 and 2004, the Company spent approximately $12.6 million and $2.9 million, respectively, in conjunction with its efforts to purchase Hollywood, which have been included in “General and administrative” in the Company’s Consolidated Statements of Operations.

Severance Charges

For the year ended December 31, 2005, the Company incurred severance costs of approximately $11.2 million, as a result of involuntary employee terminations initiated in the second and fourth quarters of 2005 as

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

part of the Company’s focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2005, the remaining liability to be paid in the future related to these termination benefits was approximately $3.7 million.

Hurricane Katrina

In August 2005, Hurricane Katrina had a major impact on certain portions of the United States Gulf Coast region and resulted in the closure of 128 Blockbuster stores for some period of time. As of March 1, 2006, all but 18 of these stores were open and operating. Due to the extent of the damage caused by Hurricane Katrina, the Company has closed or expects to close approximately 11 of these remaining 18 stores. Blockbuster maintains insurance coverage for this type of loss, which provides for reimbursement from losses resulting from property damage, loss of product, as well as business interruption coverage. During the third quarter of 2005, the Company recognized expense for its insurance deductible of $1.0 million, which has been included in “General and administrative” in the Company’s Consolidated Statements of Operations. As of December 31, 2005, the Company wrote off the net book value of damaged inventory, property, plant and equipment and store supplies and recorded an insurance receivable of approximately $6.1 million for those assets as well as for repair and maintenance expenses incurred in the stores impacted by Hurricane Katrina, which has been included in “Receivables” on the Company’s Consolidated Balance Sheet. The Company is currently assessing the extent of its remaining losses in the Gulf Coast region, but does not expect these losses to have a material impact on its consolidated financial statements. Further, because all contingencies relating to recoveries under the Company’s business interruption coverage have not been resolved, no amounts have been recorded. These amounts are expected to be recorded in 2006 when the related contingencies have been resolved.

Impairment of Franchisee Loan

During 1999, the Company sold approximately 42 stores to a Blockbuster franchisee and financed a note with the franchisee of $18.8 million. During the fourth quarter of 2005, the franchisee ceased making payments on the note and, as a result, the Company placed the note in default and began negotiations to resolve this matter. In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, the Company determined that this loan was impaired during the fourth quarter of 2005 and recorded bad debt expense of approximately $4.5 million based upon the fair value of the Company’s collateral. This amount has been included in “General and administrative” in the Company’s Consolidated Results of Operations. Upon impairment of the loan in the fourth quarter of 2005, the Company began reserving interest income on the note. As of December 31, 2005, the note balance, net of the related reserve, of approximately $7.2 million remained outstanding and is included in “Prepaid and other current assets” on the Company’s Consolidated Balance Sheets. The Company will continue to monitor the fair value of the collateral and the collectibility of the remaining balance of the loan and make any necessary adjustments in the future.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and shares issuable under the conversion feature of Blockbuster’s Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 7.3 million, 8.2 million and 17.8 million shares of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Class A common stock were outstanding as of December 31, 2005, 2004 and 2003, respectively. Additionally, 5.9 million and 7.3 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of December 31, 2005 and 2004. Because their inclusion would be anti-dilutive, all options for the years ended December 31, 2005, 2004 and 2003, all restricted shares for the years ended December 31, 2005 and 2004 and all shares of Series A convertible preferred stock for the year ended December 31, 2005 were excluded from the computation of the weighted average shares for diluted EPS. As a result, the weighted average shares outstanding for basic and diluted EPS were 183.9 million, 181.2 million and 180.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Share-Based Payments

Prior to October 1, 2004, the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plans and, accordingly, did not recognize compensation expense for these plans because both Blockbuster and Viacom issued options at exercise prices equal to the market value at date of grant.

Effective January 1, 2004, Blockbuster adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. Prior to the adoption of the expense recognition provisions of FIN 28, the unearned compensation expense was amortized on a straight-line basis over the vesting period. Management believes that the use of an accelerated method of amortization is preferable because a grant of the Company’s share-based payments with graded vesting schedules is effectively a series of individual grants that vest over various periods. As such, the employee renders service from the grant date in exchange for each of the individual grants within a share-based payment. Therefore, management believes that this method more closely matches the recognition of compensation expense with the services rendered throughout the vesting period. The adoption of the expense recognition provisions of FIN 28 has been accounted for as a change in accounting principle under APB No. 20, Accounting Changes (“APB 20”). However, because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle was not reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The cumulative effect of change in accounting principle was $23.1 million, net of tax, or $0.13 per share for the year ended December 31, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

Effective October 1, 2004, Blockbuster adopted SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Company’s Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, will be recognized in the Company’s Consolidated Statements of Operations on an accelerated basis from the date of grant. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

In October 2005, the FASB issued FASB Staff Position FAS 123R-2, Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R) (“FSP FAS 123R-2”), in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123R. Assuming all other criteria have been met, the FASB concludes in this FSP that mutual understanding means (1) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The FASB defines “relatively short time period” as that period an entity could reasonably complete all actions necessary to communicate the awards to the recipients in accordance with the entity’s customary human resources practices. The FASB noted that this guidance shall be applied upon initial adoption of SFAS 123R, however an entity that adopted SFAS 123R prior to the issuance of this FSP shall apply the guidance in this FSP in the first reporting period for which financial statements or interim reports have not been issued as of October 18, 2005. The Company adopted SFAS 123R in October 2004 and, therefore, applies this guidance to all share-based compensation grants beginning in the third quarter of 2005.

The following table shows Blockbuster’s net loss for the years ended December 31, 2004 and 2003 had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

	Year Ended December 31,
	2004 (1)	2003
Pro forma net loss:
Reported net loss	$(1,248.8)	$(978.7)
Less: Total share-based employee compensation expense determined under fair value based methods, net of related tax impact(2)	(15.5)	(22.2)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	(23.1)	—

Pro forma net loss	$(1,287.4)	$(1,000.9)

Net loss per share:
Basic and diluted	$(6.89)	$(5.43)

Basic and diluted—pro forma	$(7.10)	$(5.56)

(1)	The Company adopted SFAS 123R as of October 1, 2004; therefore, share-based compensation expense shown in the pro forma table relates to expense through September 30, 2004 while the Company was still under the disclosure only provisions of SFAS 123. Compensation expense for the fourth quarter of 2004 and the full year 2005 has been included in “General and administrative” in the Company’s Consolidated Statement of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(2)	The Company adopted the expense recognition provisions of FIN 28 effective January 1, 2004. Therefore, share-based compensation expense for 2004 has been recognized on an accelerated basis, while share-based compensation expense for 2003 has been recognized on a straight-line basis.

If the expense recognition provisions of FIN 28 had been applied to share-based compensation in prior years, the Company’s pro forma share-based compensation expense, net of tax, and pro forma net loss would have been $26.9 million and $1,005.6 million, respectively, for the year ended December 31, 2003.

See Note 4 below for further information on share-based compensation.

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net loss, such as foreign currency translation gains. Currency translation and the change in the fair values of items designated as a cash flow hedge are the only items of other comprehensive loss impacting the Company.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company’s adoption of FIN 47 did not have a material impact on its consolidated financial statements.

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company’s adoption of FSP 109-2 did not have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This new standard replaces APB 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to “historical waste,” which is waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with SFAS 143. FSP 143-1 was required to be applied beginning in the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The Company will apply the guidance of FSP 143-1 as it relates to the European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The Company does not expect the adoption of FSP 143-1 to have a material impact on its consolidated financial statements.

In September 2005, the EITF reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The Company does not expect the adoption of EITF 04-13 to have a material impact on its consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP FAS 13-1 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 2—Impairment of Goodwill and Other Long-Lived Assets

In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

In completing the analysis of the fair value of Blockbuster during the fourth quarter of 2003, several events converged that led the Company to conclude that the business had incremental risks that were required to be included in the evaluation of goodwill under SFAS 142. These events included the Company’s performance during the holiday selling season, which indicated that same-store revenues for the Company’s core rental business would be more unfavorable than previously anticipated. Management believed that these changes were caused by increased competition from retail DVD and discounted retail DVD pricing by mass merchants. These trends also indicated that the strength of rental revenues in the fourth quarter had been and would continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additional risks included implementation risks associated with the Company’s strategic initiatives and risks associated with certain of the Company’s international operations, such as increased competition, two-tiered pricing and piracy. All of these factors adversely affected Viacom’s negotiations with third parties regarding their possible disposal of their investment in the Company. All of this information was considered in finalizing the Company’s estimate of fair value for its reporting units as of December 31, 2003. Accordingly, management determined that the goodwill balance was impaired and recorded a non-cash impairment charge for both the domestic and international reporting units during the fourth quarter of 2003 totaling $1.29 billion.

During the third quarter of 2004, in conjunction with the declaration, financing and payment of the Special Distribution, the determination of the exchange ratio for the Viacom exchange offer and launch of the exchange offer by Viacom, the Company determined that it was more likely than not that the divestiture of the Company by Viacom would occur. Management believed that the divestiture was an event that would require the Company to perform an interim impairment test in accordance with SFAS 142, and the Company performed an interim impairment test during the third quarter of 2004. The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in 2004, including (i) the accelerated decline in the in-store rental industry; (ii) accelerated investments in initiatives and other growth opportunities; and (iii) increased competition in the online movie rental industry. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted and management determined that the goodwill was impaired as of September 30, 2004. As such, the Company recorded a non-cash impairment charge for both the domestic and international reporting units totaling $1.50 billion during the third quarter of 2004.

Subsequently, the Company performed its annual impairment test as of October 31, 2004 and updated the test for events occurring through December 31, 2004, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values.

Beginning late in the second quarter of 2005 and continuing through the end of the year, the in-store home video industry declined at a rate that exceeded the Company’s and industry analysts’ forecasted expectations and has negatively impacted the Company’s future outlook on the industry. Management believed the decline in the overall industry and the resulting decline in the Company’s stock price to be factors that would require the Company to perform an interim impairment test in accordance with SFAS 142. As a result, in connection with the preparation of its third quarter financial statements, the Company performed an interim impairment test on its goodwill balances during the third quarter of 2005. The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in 2005, primarily including the accelerated

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

decline in the in-store home video industry caused by (i) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets; and (iii) competition from other forms of leisure entertainment. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted. The estimated fair value of the Company’s domestic unit was more than its related book value, so management determined that it was not necessary to perform step two of the goodwill impairment test for the domestic reporting unit. However, the estimated fair value of the Company’s international reporting unit was less than its related book value and management determined that the international goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for the international reporting unit. Accordingly, the Company recorded an impairment charge totaling $332.0 million during the third quarter of 2005.

Subsequently, the Company performed its annual impairment test as of October 31, 2005 and updated the test for events occurring through December 31, 2005, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values.

During the third quarters of 2005 and 2004 and the fourth quarter of 2003, in conjunction with the goodwill impairments discussed above, the Company reviewed its long-lived assets for impairment as required by SFAS 144. During the third quarter of 2005, the Company determined that the carrying value of fixed assets in certain of its domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. The Company also determined that the carrying value of selected tradenames related to its domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, the Company recorded an impairment charge of approximately $15.6 million during the third quarter of 2005. The Company determined that the carrying value of certain fixed assets in one international market in the third quarter of 2004 and four international markets in the fourth quarter of 2003 exceeded the undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded impairment charges of approximately $1.7 million and $18.5 million during the third quarter of 2004 and fourth quarter of 2003, respectively.

Additionally, during the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in those countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, the Company recorded an impairment charge of approximately $9.2 million in the second quarter of 2005.

The Company’s impairment charges related to goodwill and long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations.

The Company will perform its annual impairment test for 2006 during the fourth quarter, and on an interim date in 2006 should factors or indicators become apparent that would require an interim test.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 3—Goodwill and Other Intangible Assets

The following table summarizes changes in the Company’s goodwill during the years ended December 31:

	2005	2004
Balance as of January 1	$1,138.5	$2,627.7
Impairments	(332.0)	(1,502.7)
Acquisitions and other adjustments	2.7	13.5

Balance as of December 31	$809.2	$1,138.5

Intangible assets at December 31, 2005 and 2004 included intangible assets subject to amortization and intangible assets with indefinite lives, which are not amortized. Intangible assets subject to amortization at December 31, 2005 and 2004 consisted of reacquired franchise rights that are amortized on a straight-line basis over three to twenty years and selected tradenames that are amortized on a straight-line basis over five to twenty years. Amortization expense for the years ended December 31, 2005, 2004, and 2003 was $1.7 million, $2.3 million and $2.4 million, respectively. The Company also recorded impairment charges of approximately $3.6 million related to intangible assets for the year ended December 31, 2005, which has been included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be approximately $1.7 million per year for the years ended December 31, 2006 through December 31, 2010. As acquisitions and dispositions occur in the future, these amounts may vary.

Following are the Company’s intangible assets at December 31:

	2005	2004
Gross value of intangible assets subject to amortization	$36.9	$39.2
Accumulated amortization	(10.0)	(6.3)

Intangible assets subject to amortization, net	26.9	32.9
Intangible assets with indefinite lives which are not amortized	—	1.6

Total intangible assets, net	$26.9	$34.5

Note 4—Stock and Share-Based Payments

The Company has one class of preferred stock and two classes of common stock. The Company’s Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. The Company’s Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On November 15, 2005, the Company completed a private placement of 150,000 shares of 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for an aggregate offering price of $150.0 million. The aggregate discounts and commissions to the initial purchasers and fees paid to third parties in conjunction with the preferred stock issuance were approximately $6.0 million. The Company used the net proceeds from the offering to repay a portion of its borrowings under its revolving credit facility and for general corporate purposes. The Series A convertible preferred stock is convertible into shares of the Company’s Class A common stock at the holder’s option at any time at a conversion price of $5.15, subject to adjustment. On or after November 20, 2010, the Company has the option to cause the conversion rights to expire, but only if certain conditions are met. The Company may pay dividends on the Series A convertible preferred

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

stock in cash, or if certain conditions are met, shares of Blockbuster’s Class A common stock or a combination of both. Dividends will be payable to the extent the payment of dividends is not prohibited by the Credit Facilities, assets are legally available to pay dividends and the board of directors or an authorized committee of the board of directors declares a dividend payable. Dividends will accumulate and be cumulative from the date of issuance, but will not bear any interest. The first dividend totaling $2.8 million was declared by the Company’s board of directors in January 2006 and payment was made in cash on February 15, 2006.

If the Company fails to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), then holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by the Company’s board of directors, out of funds legally available therefor, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until the Company has paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until the Company has again paid all accumulated and unpaid dividends in full. In addition, if the Company fails to pay dividends for six quarterly dividend periods (whether or not consecutive) holders of the Series A convertible preferred stock, who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to the Company’s board of directors, such additional directors to serve until the Company has paid all accumulated and unpaid dividends in full.

In the event of any liquidation, winding up or dissolution of the Company, each holder of the Series A convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus accumulated and unpaid dividends (whether or not declared), to the date of liquidation, winding up or dissolution out of the assets of the Company available for distribution to stockholders of the Company before any payment or distribution of assets is made to holders of the Class A or Class B common stock but after any payment or distribution in respect of obligations under the Company’s debt obligations.

On July 15, 1999, Blockbuster’s sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of its employees, directors and advisors. An aggregate of 25.0 million shares of Class A common stock was originally reserved for issuance under the Plan, which provides for the grant of share-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights that may be settled in cash and/or shares of Class A common stock or other securities of the Company, restricted shares of Class A common stock, unrestricted shares of Class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of Class A common stock or of a share of Class B common stock or a weighted value average of the fair market value of a share of Class A common stock or Class B common stock) and/or Class A common stock and phantom shares. The purpose of the 1999 Plan is to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. On July 20, 2004, Blockbuster’s stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date the “2004 Plan”). An aggregate of 20.0 million shares of Class A common stock was reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted subsequent to 1999 generally vest over a three-year or four-year period from the date of grant and generally expire ten years after the date of grant. Restricted shares and restricted share units granted in 2004, excluding restricted share units granted to Mr. Antioco and restricted shares and restricted share units granted in the Stock Option Exchange Offer discussed below, generally vest over a three-year period from the date of grant.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Company’s policy is to issue new shares of common stock upon exercise of employee stock options, for grants of restricted shares and upon conversion of shares of Series A convertible preferred stock.

Pursuant to the terms of the 1999 Plan, the committee of Blockbuster’s Board of Directors that is authorized to administer the 1999 Plan (the “Compensation Committee”) is required to make appropriate adjustments to the terms of outstanding awards granted under the 1999 Plan, as well as the maximum number of shares that may be subject to awards under such plan, in the event of certain dividends or distributions or other specified transactions including cash dividends that the Compensation Committee determines are not in the ordinary course of business. As discussed above in Note 1, in light of the Special Distribution, the Compensation Committee approved adjustments to the Company’s outstanding stock options during 2004 to provide for a pro rata increase to the number of outstanding stock options and a pro rata decrease in the related exercise price. In addition, the Compensation Committee made a corresponding adjustment to the number of shares that could be subject to awards under the 1999 Plan. These adjustments resulted in an increase of 10.3 million outstanding stock options at the date of adjustment and a total of 40.3 million shares of Class A common stock being reserved for issuance under the 1999 Plan, less any shares previously issued or subject to outstanding awards. These adjustments did not impact the Company’s results of operations.

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

Subsequent to completion of the Viacom Exchange Offer in October 2004, the Compensation Committee approved a plan to offer to substantially all Blockbuster employees who held options to purchase shares of Blockbuster Class A common stock on November 9, 2004, the opportunity, at each option holder’s election, to exchange all, but not less than all, of their options for (i) restricted shares of Blockbuster Class A common stock, (ii) restricted share units settleable in Blockbuster Class A common stock or, in certain instances, (iii) cash (the “Stock Option Exchange Offer”). The consideration that each employee was eligible to receive in the Stock Option Exchange Offer was determined based on (i) such employee’s country of residence and the tax laws that applied to each such employee and (ii) the number of outstanding options each such employee held. The Stock Option Exchange Offer expired in December 2004.

As a result of the Stock Option Exchange Offer, approximately 19.9 million options were exchanged for approximately 7.5 million restricted shares or restricted share units. Under SFAS 123R, this exchange resulted in a modification to all previously outstanding stock options that were exchanged for restricted shares or restricted share units. In substance, the Company purchased the original instruments by issuing new instruments. SFAS 123R requires the Company to recognize any additional compensation expense resulting from the excess of the fair value of the modified award over the fair value of the original award as calculated immediately before its terms are modified. Based upon the Company’s analysis, the fair value of the modified award (i.e., the restricted share or restricted share unit), was less than the fair value of the original award, or stock option, in all instances. Therefore, no additional compensation was recognized as a result of the exchange. The restricted shares and restricted share units granted in the Stock Option Exchange Offer vest in three installments over a two-year vesting period, which began in December 2004. In accordance with the provisions of SFAS 123R, the remaining measured but unrecognized compensation expense of the original stock option, as determined using the fair value at the grant date, will be recognized based upon the accelerated expense recognition provisions of FIN 28 over the vesting period of the restricted shares or restricted share units. For the years ended December 31, 2005 and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

2004, the Company recognized approximately $7.5 million and $7.2 million, respectively, of compensation expense related to options exchanged for restricted shares and restricted share units.

The Company also paid approximately $2.3 million in cash in exchange for approximately 0.9 million stock options as stipulated by the Stock Option Exchange Offer, the amount of which was recorded to additional paid-in-capital during 2004. SFAS 123R states that the exchange of an unvested stock option for cash has, in effect, modified the requisite service period and thus the amount of compensation cost as measured at the grant date and not yet recognized must be recognized at the date of exchange. As such, the Company recognized compensation expense of approximately $1.3 million related to measured but unrecognized compensation expense for options exchanged for cash during the year ended December 31, 2004. Furthermore, SFAS 123R requires the Company to recognize additional compensation expense equal to the excess of the cash price over the fair value of the instruments exchanged. Based upon the Company’s analysis, the fair value of the original award at the date of exchange was greater than the cash price in all instances; therefore, no additional compensation expense was recognized. For the year ended December 31, 2005, the Company recognized approximately $0.2 million of compensation expense related to share-based compensation paid in cash.

Approximately 3.8 million stock options were not tendered to be exchanged for cash, restricted shares or restricted share units as part of the Stock Option Exchange Offer. The Company continues to recognize compensation expense for these stock options in the Consolidated Statements of Operations based on the award’s fair value on the date of grant and original vesting terms. For the years ended December 31, 2005 and 2004 the Company recognized approximately $2.0 million and $0.2 million, respectively, of compensation expense related to options not tendered for exchange in the Stock Option Exchange Offer.

As required by SFAS 123R, during the fourth quarter of 2004 the Company also recognized $4.4 million of share-based compensation expense for options outstanding prior to consummation of the Stock Option Exchange Offer.

During the fourth quarter of 2004, Blockbuster entered into a new employment agreement with John F. Antioco, its Chairman and Chief Executive Officer. In connection with this agreement, Mr. Antioco was granted approximately 1.7 million restricted share units, which vest annually in two equal installments beginning in the fourth quarter of 2006, and an aggregate of 5.0 million options to purchase Blockbuster Class A common stock, which vest annually in three equal installments which began in the fourth quarter of 2005. Subject to the vesting provisions in the employment agreement, the restricted share units are payable in cash upon termination of Mr. Antioco’s employment, including “Good Reason Termination,” as defined in the employment agreement. As a result, the restricted share units have been accounted for as a liability under the terms of SFAS 123R. The liability will be remeasured at fair value at each reporting period until settlement. As of December 31, 2005 and 2004, the liability related to Mr. Antioco’s restricted share units was approximately $3.1 million and $1.4 million, respectively, which has been included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2005 and 2004, the Company recognized share-based compensation expense of approximately $1.7 million and $1.4 million, respectively, related to Mr. Antioco’s restricted share units and approximately $13.3 million and $1.7 million, respectively, related to Mr. Antioco’s stock options granted in the fourth quarter of 2004.

During the fourth quarter of 2004, the Company also granted an additional 2.3 million restricted shares or restricted share units to certain employees, which vest ratably over a three-year period. On August 26, 2005, the Company granted 2.6 million restricted shares or restricted share units to certain employees, which vest ratably over a four-year period and include provisions which require employees to hold at least 50% of the vested awards

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

for one year subsequent to the vesting date. For the years ended December 31, 2005 and 2004, the Company recognized share-based compensation expense of approximately $14.4 million and $0.4 million, respectively, related to these restricted share grants. During 2005, the Company also granted performance-based awards of restricted shares and restricted share units to a small group of employees. However, because a condition precedent to the awards was not met, the performance-based awards will not be granted and, therefore, no compensation expense has been or will be recorded for these awards.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of December 31, 2005 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)	Stock Options	Total
Year ended December 31, 2006	$14.2	$6.6	$20.8
Year ended December 31, 2007	4.8	2.3	7.1
Years ended December 31, 2008 and 2009	1.2	—	1.2

Total	$20.2	$8.9	$29.1

Weighted-average vesting period	0.9 years	1.0 years

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of the termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of December 31, 2005. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of the termination of Mr. Antioco’s employment with the Company.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Expected dividend yield(a)	1.0%	0.5%
Expected stock price volatility(b)	70.0%	60.0%
Risk-free interest rate(c)	3.5%	3.9%
Expected life of options (years)(d)	5.0	7.0

(a)	The intention of the Blockbuster board of directors in 2004 and 2003 was to pay cash dividends of $0.02 per share each quarter on Blockbuster’s common stock. This estimate excludes the Special Distribution as noted above in Note 1.
(b)	Expected volatility is based on the weekly historical volatility of the Company’s stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plans:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2002	16,548,254	$16.53
Granted	4,122,840	15.69
Exercised	(1,260,297)	14.34
Cancelled	(1,563,288)	16.74

Balance at December 31, 2003	17,847,509	$16.47
Granted	5,102,600	8.59
Adjustment for Special Distribution(1)	10,294,060	—
Exercised(1)	(245,357)	12.04
Cancelled(1)	(4,055,561)	11.66
Exchanged in Stock Option Exchange Offer	(20,788,825)	10.23

Balance at December 31, 2004	8,154,426	$8.91
Granted	—	—
Exercised	(88,234)	8.23
Cancelled	(760,575)	10.40

Balance at December 31, 2005	7,305,617	$8.76

(1)	As discussed in Note 1, in light of the Special Distribution and in order to preserve, but not increase, the intrinsic value of stock options held by Blockbuster optionees, during the third quarter of 2004, the Company adjusted its outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise prices. The information presented above reflects these pro rata adjustments for all option activity subsequent to the date of the adjustment.

The following table summarizes information concerning stock options issued to Blockbuster employees and directors that are vested or are expected to vest and stock options exercisable as of December 31, 2005:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	7,206,112	7.9	$8.73	$—
Exercisable	3,526,301	7.0	$9.11	$—

The weighted-average fair value of each option granted, as of the grant date, was $4.66 and $9.44 in 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the total intrinsic value of options exercised was approximately $0.1 million, $1.0 million and $6.9 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2005, 2004 and 2003 was $0.8 million, $2.8 million and $18.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $5.1 million and $2.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

As of December 31, 2005, 2004 and 2003, there were approximately 3.8 million, 6.2 million and 11.8 million unvested options outstanding, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

A summary of the status of the Company’s restricted shares and restricted share units is presented below:

	Shares and Units Outstanding(1)	Weighted-Average Fair Value at Date of Grant
Restricted shares and units at January 1, 2004	—	—
Restricted shares and units granted in exchange for options	7,475,299	$5.80
Granted	4,068,972	8.78
Vested(2)	(2,493,930)	5.80

Restricted shares and units at January 1, 2005	9,050,341	$7.14
Granted(3)	2,607,000	6.29
Vested(2)	(2,859,490)	6.85
Cancelled	(1,164,525)	6.87

Restricted shares and units at December 31, 2005	7,633,326	$7.01

(1)	Includes approximately 1.7 million restricted share units that are payable in cash upon the termination of Mr. Antioco’s employment with the Company and, therefore, are accounted for as a liability on the Consolidated Balance Sheets.
(2)	The total fair value of restricted shares and restricted share units vested during the years ended December 31, 2005 and 2004 was approximately $10.8 million and $24.8 million, respectively.
(3)	For those restricted shares and restricted share units granted in 2005 and subject to a hold provision, the Company utilized a discount rate for post-vesting restrictions.

Viacom’s Long-Term Incentive Plan

During 2003, certain of the Company’s employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vested over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during 2004 or 2005.

On May 17, 2004, the Viacom Compensation Committee agreed, subject to completion of the Viacom Exchange Offer, to extend the life of selected stock options to purchase Viacom stock granted to Blockbuster executives. Such options were extended to the fourth anniversary of the date of the Committee’s action, provided that (i) the applicable executives remain actively employed by Blockbuster and (ii) the applicable executives are subject to employment agreements that contain non-competition provisions in favor of Blockbuster. In addition, all unvested options for Viacom common stock automatically vested upon the Company’s divestiture from Viacom, which occurred on October 17, 2004. As a result of the acceleration of Viacom options, Blockbuster recorded a compensation charge of approximately $1.7 million in the fourth quarter of 2004.

The fair value of the 2003 option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2003
Expected dividend yield(a)	—
Expected stock price volatility	39.6%
Risk-free interest rate	3.6%
Expected life of options (years)	6.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(a)	Viacom declared cash dividends on its common stock during the third and fourth quarters of 2003, however, this was subsequent to the grant of options to the Company’s employees, which occurred in January 2003 and, therefore, was not considered in the valuation of stock options.

The weighted-average fair value of each option as of the grant date was $18.32 in 2003.

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2002	1,905,684	$30.66
Granted	140,000	39.33
Exercised	(331,176)	17.92
Cancelled	(20,252)	25.05

Balance at December 31, 2003	1,694,256	$33.93
Granted	—	—
Exercised	(259,808)	15.85
Cancelled	(47,140)	42.88

Balance at December 31, 2004	1,387,308	$37.01
Granted	—	—
Exercised	(214,588)	19.72
Cancelled	(100,000)	43.34

Balance at December 31, 2005	1,072,720	$39.88
Conversion to CBS Corporation Class B common stock(1)	293,312	—

Adjusted Balance at December 31, 2005	1,366,032	$31.32

(1)	On December 31, 2005, the separation of Viacom into two publicly traded entities, CBS Corporation (“CBS Corporation”) and new Viacom Inc. (“New Viacom”) was completed (the “Viacom Separation”). On the effective date of the Viacom Separation, all outstanding unexercised options to purchase shares of Viacom Class B common stock held by employees of Blockbuster were converted into options to purchase shares of CBS Corporation Class B common stock in a manner designed to preserve their intrinsic value. Accordingly, adjustments were made to the number of options and the option exercise prices. As a result, each outstanding stock option to purchase shares of former Viacom Class B common stock was converted into 1.273438 stock options to purchase shares of CBS Corporation Class B common stock.

The following table summarizes information concerning currently vested and exercisable Viacom stock options held by Blockbuster employees at December 31, 2005:

	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Vested and Exercisable	1,366,032	2.4	$31.32	$453,792

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 5—Accrued Expenses

The Company’s accrued expenses consist of the following:

	At December 31,
	2005	2004
Accrued compensation	$109.2	$145.1
Accrued revenue-sharing	87.7	90.0
Accrued gift card liability	145.9	154.0
Accrued taxes and tax reserves	162.3	67.2
Deferred revenue	104.9	81.8
Accrued insurance	35.5	26.2
Accrued interest	17.4	13.0
Other	102.4	120.0

	$765.3	$697.3

Note 6—Related Party Transactions

Prior to the Company’s divestiture from Viacom on October 13, 2004, the Company’s related party transactions were primarily with Viacom, and included, among others, arrangements providing insurance, audit, legal and other services, purchases from companies owned by or affiliated with Viacom and tax related agreements, as discussed below. Amounts disclosed below for related party transactions with Viacom for the year ended December 31, 2004 reflect activity through the date of the divestiture.

Effective with Blockbuster’s initial public offering in 1999, Blockbuster and Viacom entered into a transition services agreement whereby Viacom provided the Company with accounting, management information systems, legal, financial, tax and other services. The Company agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The charges for these services prior to the Viacom Exchange Offer were $1.4 million for the year ended December 31, 2004 and $1.8 million for the year ended December 31, 2003.

Viacom paid insurance premiums on behalf of the Company for certain of the Company’s property, life and directors’ and officers’ insurance policies. Insurance expense related to the Company’s reimbursements to Viacom for these policies was $5.8 million and $5.4 million for the years ended December 31, 2004 and 2003, respectively, and is reflected as a component of “General and administrative” expenses in the Consolidated Statements of Operations. In addition, Viacom paid audit fees on the Company’s behalf in 2004 and 2003 and began paying certain legal expenses on the Company’s behalf in 2003. Total expenses related to the Company’s reimbursements to Viacom for these amounts were $8.0 million and $5.7 million for the years ended December 31, 2004 and 2003 and are included in “General and administrative” in the Company’s Consolidated Statements of Operations.

The Company, through the normal course of business, has been involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation (“Paramount”) and Showtime Networks, Inc. (“Showtime”), subsidiaries of Viacom. Total purchases from Paramount were $57.3 million and $103.8 million for the years ended December 31, 2004 and 2003, respectively. Total purchases from Showtime were $1.8 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively. The Company also purchases certain home video

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

games from Midway Games, Inc. (“Midway”), a related party of Viacom. Total amounts paid for purchases from Midway were $6.8 million and $4.7 million for the years ended December 31, 2004 and 2003, respectively.

In addition, some studios allow the Company to direct a portion of their home video advertising expenditures. The Company received $0.2 million and $2.2 million from Paramount in 2004 and 2003, respectively, related to this arrangement. These amounts were recognized as either a reduction of actual costs incurred or a reduction to cost of sales pursuant to EITF 02-16 as discussed in Note 1.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets, including Viacom affiliates, which have historically been offered an opportunity of first refusal. During the years ended December 31, 2004 and 2003 approximately $8.8 million and $17.6 million, respectively, of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates, while a related party of the Company, as a percent of the Company’s total advertising expenses for the years ended December 31, 2004 and 2003 were approximately 3% and 10%, respectively.

In conjunction with the sale by Viacom of Blockbuster Music stores (“Music”) to Wherehouse Entertainment, Inc. (“Wherehouse”), the Company assumed certain liabilities as a result of the disposition of Music with a corresponding reduction to Viacom’s net equity investment. The nature of these liabilities was predominantly for lease obligations associated with closed Music stores excluded from the sale and, to a lesser extent, certain transaction costs and various costs to complete the transition of operations from Music to Wherehouse. These total liabilities at the date of assignment aggregated approximately $67.0 million, of which $3.5 million remains in current liabilities at December 31, 2005.

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

In connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated initial public offering and split-off agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit (the “Viacom Letters of Credit”), at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before the Company’s August 1999 initial public offering. In conjunction with this agreement, the Company recognized a $7.0 million capital contribution during the third quarter of 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with the Company’s $1,150.0 million senior secured credit facility, which is discussed in Note 7 below.

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

As of December 31, 2005, no amounts were receivable from or payable to Viacom in conjunction with these and other related divestiture agreements. As of December 31, 2004, the Company’s net receivable from Viacom totaled $2.6 million, which is included in “Other assets” on the Company’s Consolidated Balance Sheets.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 7—Credit Agreement and Other Debt

On August 20, 2004, the Company entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders. The Credit Facilities provide for three facilities: (i) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $150.0 million is reserved for the issuance, at Viacom’s expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”). The Credit Facilities are secured by pledges of the stock of all of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s international subsidiaries and are guaranteed by the domestic subsidiaries of the Company. In connection with the second amendment, as defined below, the Credit Facilities were also secured by substantially all of the Company’s domestic assets.

Also on August 20, 2004, the Company issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012. The proceeds from the Senior Subordinated Notes, together with the proceeds from the Credit Facilities, were used (i) to fund the payment of the Special Distribution; (ii) to finance transaction costs and expenses in connection with the divestiture and the Special Distribution; (iii) to repay amounts outstanding under the existing credit agreement; and (iv) for working capital and other general corporate purposes. In conjunction with the Credit Facilities and the Senior Subordinated Notes, the Company incurred debt financing costs totaling $18.7 million during 2004, of which $6.9 million was reimbursed from Viacom in the fourth quarter. These costs are included in “Other assets” on the Company’s Consolidated Balance Sheets and will be amortized to interest expense over the terms of the related debt.

As of December 31, 2005, $135.0 million of borrowings were outstanding under the Revolving Credit Facility and $644.9 million was outstanding under the term loan portions of the Credit Facilities. The available borrowing capacity, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $46.5 million reserved to support other letters of credit, totaled $168.5 million at December 31, 2005. Borrowings under the Credit Facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at December 31, 2005 for borrowings under the Credit Facilities was 8.2%. As of December 31, 2005, commitment fees are charged at an annual rate of 0.500% on the unused portion of the Revolving Credit Facility, and participation and fronting fees are also incurred on letters of credit.

The borrowing availability under the Revolving Credit Facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% beginning October 2008 through July 2010 and 19.25% beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow.

As of December 31, 2005, $300.0 million of principal was outstanding under the Senior Subordinated Notes. The Senior Subordinated Notes mature on September 1, 2012. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The Company may redeem all or a portion of the Senior Subordinated Notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to the principal amount of the Senior Subordinated Notes plus an applicable “make whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the Senior Subordinated Notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the Senior Subordinated Notes for substantially similar notes that are registered under the Securities Act of 1933 (the “Securities Act”). Alternatively, if the exchange offer for the Senior Subordinated Notes is not available or cannot be completed, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the Senior Subordinated Notes under the Securities Act. Because an exchange offer for the Senior Subordinated Notes was not completed before May 18, 2005, the Company was required to pay additional interest on the Senior Subordinated Notes of 0.25% per annum for the first 90-day period after May 18, 2005 and is required to pay an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until an exchange offer is completed or, if required, a shelf registration statement is declared effective. As a result, the Company incurred additional interest expense of 0.25% per annum for the 90-day period from May 19, 2005 through August 18, 2005, 0.50% per annum for the 90-day period from August 19, 2005 through November 18, 2005, 0.75% per annum for the 90-day period from November 19, 2005 through February 18, 2006 and began incurring additional interest expense of the maximum of 1.0% per annum subsequent to February 18, 2006. The Company expects to file a registration statement with respect to an exchange offer with the SEC during the first quarter of 2006. The interest rate on the Senior Subordinated Notes will revert back to 9.0% per annum upon completion of the exchange offer.

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

On August 8, 2005, the Company entered into a further amendment to the credit agreement (the “second amendment”), which provided for a waiver of the then current second and third quarter 2005 leverage ratio covenant and the then current third quarter 2005 fixed charge coverage covenant. Without the benefit of the lenders’ waiver of the leverage ratio covenant for the second and third quarters of 2005 that was contained in the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

second amendment, the Company would have been in default of such covenant. The second amendment made various changes to the credit agreement, which included:

(i)	modification of the applicable margins based on the applicable credit rating, from time to time, of the Company’s senior, secured, long-term indebtedness;

(ii)	granting the syndicate of lenders a security interest in substantially all of the Company’s domestic assets (other than its real estate leasehold interests);

(iii)	increased obligations with respect to mandatory prepayments from asset sales;

(iv)	additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness the Company may incur, the amount of franchisee indebtedness the Company may guarantee and the amount of investments, including investments in the Company’s foreign subsidiaries, it may make; and

(vi)	a restriction on the Company’s ability to repurchase subordinated debt with the proceeds of equity issuances.

The second amendment also provided for additional restrictions during the waiver period, which would have ended at the time the Company was required to deliver its 2005 audited financial statements, including:

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

In connection with the second amendment, on August 8, 2005, the applicable margin for the Company’s borrowings under the Credit Facilities increased 50 basis points through the end of the waiver period, and the Company was required to pay a standard amendment fee.

In order to provide the Company with improved operating flexibility and in conjunction with the Company’s $150.0 million Series A convertible preferred stock offering, on November 4, 2005, the Company entered into another amendment to the credit agreement (the “third amendment”) with its lenders to modify the financial covenants and make other modifications. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the second amendment ceased to be in effect and certain changes to the credit agreement became effective and, to the extent previously contained in the waiver period provisions of the second amendment, permanent, including the following:

(i)	modification of the applicable margins (previously based solely on the applicable credit rating, from time to time, of the Company’s senior, secured, long-term indebtedness) to reflect adjustments to such applicable margins based on the Company’s gross leverage ratio from time to time;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(ii)	execution of account control agreements covering substantially all of the Company’s deposit accounts and securities accounts to perfect the security interest of the syndicate lenders in substantially all of the Company’s available cash (including cash held in the Company’s domestic concentration accounts as defined in the third amendment);

(iii)	modification of asset sale provisions to (a) allow for the sale of equity interests, subject to restrictions, (b) increase obligations with respect to mandatory prepayments from asset sales, and (c) increase restrictions with respect to the Company’s reinvestment of proceeds from asset sales;

(iv)	modification of the restricted payment covenant to (a) allow for the payment of cash, payment-in-kind (“PIK”) and common stock dividends on the Series A convertible preferred stock discussed below, subject to certain conditions, and (b) establish additional limitations on payment of dividends, repurchases and other distributions in respect of the Company’s stock and other equity ownership interests;

(v)	additional limitations with respect to the amount of unsecured indebtedness and subordinated indebtedness the Company may incur, the amount of franchisee indebtedness the Company may guarantee and the amount of investments, including investments in the Company’s foreign subsidiaries, it may make;

(vi)	compliance with a minimum consolidated EBITDA covenant through December 31, 2007, compliance with a maximum capital expenditure covenant for the remaining term of the credit agreement, and compliance with maximum leverage ratio and minimum fixed charge coverage ratio covenants for the remaining term of the credit agreement after December 31, 2007;

(vii)	restrictions on the Company’s ability to make additional revolving credit borrowings and requirements for mandatory prepayment of a portion of outstanding borrowings if the Company’s cash and cash equivalents exceed certain agreed amounts;

(viii)	additional reporting requirements; and

(ix)	additional limitations on acquisitions by the Company and its subsidiaries.

In connection with the third amendment, the applicable margin for the Company’s borrowings under the Credit Facilities increased 50 basis points and commitment fees on the unused portion of the Revolving Credit Facility increased from 0.375% per annum to 0.500% per annum. The increase in the annual commitment fee rate is subject to reduction based on the applicable credit rating, from time to time, of the Company’s senior secured long-term indebtedness. The Company was also required to pay a standard amendment fee to the administrative agent and the syndicate of lenders.

The Credit Facilities currently require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of the credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, the Credit Facilities and Senior Subordinated Notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that the Company may pay, (ii) the amount of the Company’s common stock that it may repurchase and (iii) the amount of other distributions that the Company may make in respect of its common stock. Without the benefit of the lenders’ waiver of the leverage ratio and fixed charge coverage ratio covenants for the fourth quarter of 2005, the Company would have been in default of such covenants. However, the Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of December 31, 2005 and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

Beginning with the year ending December 31, 2005, the Company is required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. For the year ended December 31, 2005, the Company did not generate any excess cash flow, as defined.

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At December 31,
	2005	2004
Credit Facilities:
Term A loan, interest rate ranging from 7.8% to 8.3% at December 31, 2005	$15.0	$3.7
Term B loan, interest rate ranging from 7.9% to 8.7% at December 31, 2005	5.5	1.4

Current maturities of all other obligations	—	0.7

Total current portion of long-term debt	20.5	5.8
Current portion of capital lease obligations	15.9	19.7

	$36.4	$25.5

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At December 31,
	2005	2004
Credit Facilities:
Revolving credit facility, interest rate ranging from 7.8% to 8.0% at December 31, 2005	$135.0	$100.0
Term A loan, interest rate ranging from 7.8% to 8.3% at December 31, 2005	81.3	96.3
Term B loan, interest rate ranging from 7.9% to 8.7% at December 31, 2005	543.1	548.6
Senior Subordinated Notes, interest rate of 9.75% at December 31, 2005	300.0	300.0

Total long-term debt, less current portion	1,059.4	1,044.9
Capital lease obligations, less current portion	62.2	74.8

	$1,121.6	$1,119.7

The scheduled maturities on the Company’s debt are as follows:

2006	$20.5
2007	20.5
2008	42.9
2009	231.3
2010	147.1
2011 and thereafter	617.6

Total	$1,079.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In March 2001, the Company entered into two interest rate swaps with Viacom in order to obtain a fixed interest rate with respect to $400.0 million of the Company’s outstanding floating rate debt under the Company’s previous credit agreement, and thereby reduce the Company’s exposure to interest rate volatility. The swaps fixed $200.0 million of the Company’s outstanding debt at an interest rate of 5.01% for two years and the other $200.0 million at an interest rate of 5.12% for two and one-half years. The first and second interest rate swaps matured in the first and third quarters of 2003, respectively. The interest rate swaps qualified as fully effective cash-flow hedging instruments under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Therefore, the gains or losses of the qualifying cash flow hedges were reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transactions affected earnings.

Interest expense related to capital leases was $8.3 million, $9.5 million and $10.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 9 for further information regarding capital lease obligations.

Note 8—Income Taxes

Prior to September 30, 2004, the Company was included in consolidated federal, state and local income tax returns filed by Viacom. On September 30, 2004, Blockbuster ceased to be a member of the Viacom consolidated tax group due to Viacom’s ownership of Blockbuster decreasing below 80% of the total value of the Company’s stock. The tax benefit (provision) reflected in the Company’s Consolidated Statements of Operations and deferred tax assets and liabilities reflected in the Company’s Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

The Company and Viacom entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999 and prior to September 30, 2004, the Company would be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity on the Company’s Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, the Company is solely responsible for all tax adjustments to the Company’s federal and state returns. All periods subsequent to May 5, 2000 are open for audit by the Internal Revenue Service. The Company and certain of its subsidiaries are also under examination by other relevant taxing authorities for various tax years.

The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and emerging legislation. The Company establishes tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While the Company believes that the amount of the tax estimates

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on the Company’s results of operations. Any tax benefit from favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Accrued expenses” and “Other liabilities” on the Company’s Consolidated Balance Sheets. In 2004, the IRS concluded its audits of the tax years ending December 31, 1997 through May 4, 2000, resulting in a tax benefit for 2004 of $37.1 million.

SFAS 109 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends, which caused the Company’s actual and anticipated financial performance to be significantly worse than it originally projected. Accordingly, during the third quarter of 2005, the Company recorded a valuation allowance against its deferred tax assets in the United States and certain foreign jurisdictions. It was still unclear as to the timing of when the Company will generate sufficient taxable income to realize its deferred tax assets at the end of 2005. The 2005 provision for income taxes includes $15.9 million primarily related to tax expense in jurisdictions where the Company expects to be a taxpayer. Until the Company determines that it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

At the end of 2005, the Company had net deferred tax assets of $27.1 million primarily related to timing differences of depreciation and amortization, net operating losses and other tax credits in certain foreign jurisdictions where it is more likely than not that the deferred tax assets will be realized.

With respect to tax attributes such as net operating losses, tax credits and capital losses that occurred prior to September 30, 2004, the Company has the right of reimbursement or offset, which was determined based on the extent such tax attributes could be utilized by the Company if it had not been included in the Viacom group. The right to reimbursement or offset will arise regardless of whether the Company is a member of the Viacom group at the time the attributes could have been used by the Company.

The Company is permanently reinvested with respect to the unremitted earnings of its foreign subsidiaries. No provision is made for income taxes that would be payable upon the distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Loss before income taxes is attributable to the following jurisdictions:

	Year Ended December 31,
	2005	2004	2003
United States	$(224.9)	$(1,172.7)	$(527.2)
Foreign	(298.6)	(113.4)	(339.9)

Total	$(523.5)	$(1,286.1)	$(867.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Components of the income tax benefit (provision) are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$(24.7)	$(109.1)
State and local	—	(1.3)	(23.2)
Foreign	(14.1)	(16.7)	(10.6)

	(14.1)	(42.7)	(142.9)
Deferred	(50.5)	80.0	36.4

Total	$(64.6)	$37.3	$(106.5)

In 2004, $0.3 million of income tax benefit was recorded as a component of stockholders’ equity as a result of exercised stock options, and $4.8 million of income tax benefit was recorded as a component of stockholders’ equity as a result of restricted shares that vested. We did not record an income tax benefit as a component of stockholders’ equity for stock options exercised or restricted shares that vested in 2005.

Income (loss) accounted for under the equity method of accounting is shown net of tax in the Company’s Consolidated Statements of Operations. Included in equity in net loss of affiliated companies of $0.7 million in 2003 are tax benefits of $0.3 million.

Items of other comprehensive loss for the years ended December 31, 2005, 2004 and 2003 are shown net of income taxes of $0, $8.3 million and $4.0 million, respectively, in the Company’s Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on loss before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. tax benefit (provision)	35.0%	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	(24.7)	(38.9)	(51.1)
State and local taxes, net of federal tax benefit	3.9	3.9	3.8
Effect of foreign operations	(1.1)	(1.3)	0.4
Audit resolution	—	2.9	—
Valuation allowance (increase) decrease	(24.8)	1.1	(0.9)
Other, net	(0.6)	0.2	0.5

Tax benefit (provision)	(12.3)%	2.9%	(12.3)%

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following is a summary of the deferred tax accounts in accordance with SFAS 109:

	At December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$9.4	$20.2
Book-tax basis differences in long-lived assets	151.8	124.9
Net operating loss carryforwards	142.0	84.3

Total deferred tax assets	303.2	229.4
Valuation allowance	(149.9)	(28.0)

Net deferred tax assets	153.3	201.4

Deferred tax liabilities:
Deferred expenses	(18.6)	(4.8)
Book-tax basis differences in rental library	(107.6)	(114.4)

Total deferred tax liabilities	(126.2)	(119.2)

Total net deferred tax asset	$27.1	$82.2

The Company’s tax effected net operating loss carryforwards of $142.0 million at December 31, 2005 consist of $103.8 million of domestic net operating loss carryforwards and $38.2 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $126.5 million will expire between 2006 and 2026, and $15.5 million has no expiration.

Note 9—Commitments and Contingencies

The Company has long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

At December 31, 2005, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2006	$597.4	$22.1
2007	494.7	16.4
2008	398.3	14.2
2009	295.5	12.2
2010	187.6	10.0
2011 and thereafter	520.7	28.7

Total minimum lease payments	$2,494.2	103.6

Less amount representing interest		25.5

Present value of minimum payments		$78.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Rent expense was $624.6 million, $598.2 million and $552.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Subtenant rental income was $14.9 million, $15.1 million and $12.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $60.4 million.

In October 1998, about 380 Blockbuster Music stores were sold to Wherehouse. Some of the leases transferred in connection with this sale had previously been guaranteed either by Viacom or its affiliates. In connection with its initial public offering, the Company entered into an initial public offering and split-off agreement with Viacom, pursuant to which Blockbuster agreed to indemnify Viacom with respect to any amount paid under these guarantees. On January 21, 2003, Wherehouse filed a petition for protection under Chapter 11 of U.S. bankruptcy law. Based on information regarding lease and guaranty expirations originally available in connection with the Wherehouse bankruptcy, the Company estimated that it was contingently liable for approximately $36.0 million. Of this amount, the Company recorded a reserve of $18.7 million during the fourth quarter of 2002 in occupancy expense, which represented its estimate of the lease guarantee obligation at that time. During 2005, 2004 and 2003 the Company paid approximately $0.7 million, $3.4 million and $8.2 million, respectively, associated with the lease guarantee obligation. In addition, during 2004 and 2003, the Company reduced its reserve by $0.3 million and $2.6 million, respectively, resulting in a remaining reserve balance of $3.5 million at December 31, 2005, which the Company believes is appropriate based upon its most current information regarding the bankruptcy proceedings. The Company will continue to monitor these proceedings and make adjustments to its reserves as required by new information or changes to existing information.

During the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. As of December 31, 2005 and 2004, the franchisee had $5.7 million and $6.2 million outstanding under this note.

On March 12, 1999, C-Span Entertainment, et al. v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented it in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition seeks $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. Trial commenced on January 10, 2006. Blockbuster denies all material allegations of the complaint and intends to vigorously defend the lawsuit.

In January 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (“the Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability. Blockbuster believes the plaintiffs’ positions in this action are without merit and intends to continue to vigorously defend itself in the litigation.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, a Texas court entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorney’s fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. There is one case, filed in February 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorney’s fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself. In March 2003, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorney’s fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who were also directors and/or officers of Viacom as defendants. Vogel alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the then-anticipated transaction. Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend the litigation.

On July 9, 2004, Sheela Salazar and Alberto Vasquez filed a putative class action complaint against Blockbuster in the Superior Court of California, Los Angeles County, on behalf of all hourly-paid California employees for a period starting July 9, 2000. The plaintiffs claimed Blockbuster failed to pay overtime to its California hourly-paid employees in violation of California law, asserting fraud and violations of the California Labor Code, § 17200 of the California Business and Professions Code, and certain California Industrial Welfare Commission wage orders. Plaintiffs sought recovery of alleged unpaid money, wages, penalties, costs and attorney’s fees in an unstated dollar amount. Plaintiffs’ claims were dismissed without prejudice on July 28, 2005.

On July 20, 2004, Joanne Miranda filed a putative collective class action complaint under the Fair Labor Standards Act (“FLSA”) in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster store managers who have worked for the Company since July 2001. The plaintiff claimed that she, and other store managers, were improperly classified as exempt employees and thus were owed overtime payments under the FLSA. Two additional named plaintiffs were added. Plaintiffs sought recovery of alleged unpaid overtime compensation, liquidated damages, wages, penalties, costs and attorneys fees. On March 14, 2005, the court denied plaintiffs’ motion for conditional class certification without prejudice. In December 2005, plaintiffs dismissed their individual claims for a nominal monetary amount with no admission of liability by Blockbuster.

On April 11, 2005, Yajeshwarie Ramlakhan filed a putative collective class action complaint under the FLSA in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster cashiers and clerks. The plaintiff claimed that she, and other similarly situated employees, were not paid overtime compensation. Plaintiff sought recovery of alleged unpaid overtime compensation with interest, liquidated damages, attorney’s fees and costs of suit. On July 7, 2005, the court denied plaintiff’s motion for conditional class certification without prejudice. On December 21, 2005, plaintiff dismissed her individual claims for a nominal monetary amount with no admission of liability by Blockbuster.

On August 9, 2005, Belinda Rodriguez filed a putative collective class action complaint under the FLSA in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster cashiers and clerks. The plaintiff claimed that she, and other similarly situated employees, were not paid overtime compensation. Plaintiff sought recovery of alleged unpaid overtime compensation with interest, liquidated damages, attorney’s fees and costs of suit. On March 9, 2006, plaintiff dismissed her individual claims for a nominal monetary amount with no admission of liability by Blockbuster.

On February 18, 2005, Peter C. Harvey, New Jersey attorney general, filed a lawsuit against Blockbuster in Superior Court of New Jersey asserting that Blockbuster’s advertisement of its “no late fees” program violated the New Jersey consumer fraud statute. While Blockbuster believes that the advertisement of the program was conducted in compliance with applicable laws, on December 23, 2005, Blockbuster entered into a Consent Order

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

with the New Jersey Attorney General and New Jersey Division of Consumer Affairs. The Consent Order is not an admission of any violation of law by Blockbuster. The case has been dismissed.

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 15, 2005, Anna Kane filed a putative class action against Blockbuster in the Superior Court of New Jersey, Ocean County, alleging fraud, breach of contract, negligent misrepresentation, an unfair trade practice and a violation of the New Jersey consumer fraud laws regarding deceptive advertising. The suit sought compensatory and injunctive relief. On October 27, 2005, the New Jersey Superior Court stayed the trial court action and ordered plaintiff’s individual claim to arbitration. Rather than proceed to arbitration, in January 2006, plaintiff dismissed her individual claim without prejudice. On February 22, 2005, Thomas Tallarino filed a putative class action in Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York. Blockbuster removed the case to the United States District Court, Eastern District of New York. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. Blockbuster removed the case to the United States District Court, Southern District of New York. Both suits allege breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 4, 2005, Ronit Yeroushalmi filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes fraud and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit also alleged unjust enrichment and sought compensatory and punitive damages, injunctive relief and other equitable remedies. Blockbuster removed the case to the United States District Court, Central District of California. In November 2005, Yeroushalmi dismissed his individual claim with prejudice in exchange for a nominal monetary amount with no admission of liability by Blockbuster. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On April 11, 2005, Caleb Lucas-Hansen Marker filed an action in the District Court of Ingham County, Michigan asserting a violation of Michigan consumer protection act and the advertising and pricing act. The suit sought actual or, alternatively, statutory damages. Blockbuster moved to compel arbitration, the court compelled arbitration, and on July 25, 2005 the case was dismissed with prejudice. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit sought actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. On November 17, 2005, the court ordered plaintiff’s individual claim to arbitration. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself in all pending claims.

On November 10, 2005, Congregation Ezra Sholom filed a putative collective class action complaint under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States District

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Court for the Northern District of Texas. On January 4, 2006, Victor Allgeier filed a putative collective class action complaint under the Exchange Act in the United States District Court for the Northern District of Texas. These two suits purport to be filed on behalf of those persons who purchased Blockbuster stock between September 8, 2004 and August 9, 2005. In these two suits, plaintiffs filed their complaints against Blockbuster, National Amusements Inc., Viacom, John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Phillip P. Dauman, Michael D. Fricklas, Linda Griego, Mel Karmazin, John L. Muething, Sumner M. Redstone and Larry J. Zine. Plaintiffs claim the above-referenced defendants committed securities fraud in violation of the Exchange Act by failing to disclose at the time of the Blockbuster split-off from Viacom, that Blockbuster lacked the financial and other resources required to implement initiatives announced at that time. Plaintiffs claim violations of the Exchange Act for allegedly false and misleading statements and omissions of material fact by the defendants regarding Blockbuster’s financial results. Plaintiffs seek compensatory damages, court costs, attorney’s fees and expert witness fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On November 16, 2005, Katherine Corthon filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Southern District of New York purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff has filed her claim against Viacom, the Viacom Retirement Committee, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillip P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin and unnamed “John Doe” members of the Viacom and Blockbuster Retirement Committees. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

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

Note 10—401(k) Savings Plan

Effective May 1, 1999, the Company established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis, with the Company matching some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Employee contributions are forwarded to the Plan administrator and invested in various funds, including the Company’s Class A and Class B common stock, at the discretion of the employee. Through December 31, 2005, Company matching contributions were initially invested in Blockbuster’s Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, Company matching contributions are invested in various funds at the discretion of the employee. The Company incurred 401(k) savings plan expenses of $5.5 million, $6.1 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 11—Acquisitions and Divestitures

During 2004, the Company acquired several businesses in the United States that own and operate entertainment-related stores and primarily offer pre-recorded home video or video games for rental and sale. The aggregate cost, consisting primarily of cash consideration, for these businesses approximated $22.2 million for the year ended December 31, 2004. Of these amounts, $13.5 million and $0.3 million was allocated to goodwill and intangible assets, respectively. There were no significant acquisitions in 2003 or 2005.

All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immaterial nature of the acquisitions.

On November 14, 2005, the Company completed the sale of its wholly-owned subsidiary D.E.J. Productions Inc. (“DEJ”) to First Look Media, Inc. for cash consideration of $22.5 million and recorded a gain on the sale of approximately $5.8 million. The gain on the sale represents a monitization of the library product held by DEJ at the date of the sale and is included in “General and administrative” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005. The Company used the proceeds from the sale for working capital and other general corporate purposes.

Note 12—Geographic Area

Information regarding the Company’s operations by geographic area is presented below. The Company is domiciled in the United States and has international operations in Europe, Latin America, Australia, Canada, Mexico and Asia. Intercompany transactions between geographic areas are not significant.

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$3,964.3	$4,210.0	$4,369.2
United Kingdom	813.0	800.9	606.8
Canada	398.2	352.3	316.6
International—all other	688.9	690.0	619.1

Total revenues	$5,864.4	$6,053.2	$5,911.7

Long-lived assets(1):
United States	$829.1	$948.0	$848.3
United Kingdom	87.0	109.8	101.9
Canada	38.6	42.7	41.7
International—all other	78.3	102.8	114.0
Corporate goodwill(2)	563.2	895.2	2,397.9

Total long-lived assets	$1,596.2	$2,098.5	$3,503.8

(1)	Includes all non-current assets except deferred tax assets and the Viacom receivable. As discussed in Note 1, amounts for 2004 and 2003 have been restated.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 13—Subsequent Events

During the first quarter of 2006, the Company implemented additional cost saving measures aimed at further reducing operating expenses in light of the Company’s focus on profitability. As a result, the Company expects to incur severance costs of approximately $10 million from involuntary employee terminations during the first quarter of 2006.

Note 14—Quarterly Financial Data (unaudited)

During the fourth quarter of 2005, as described in Note 1, the Company restated its previously issued financial statements. Following is a summary of the effects of these changes on the Company’s unaudited quarterly data for 2005 and 2004.

	Three Months Ended or at March 31, 2005			Three Months Ended March 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Rental library, net (current)	$—	$466.3	$466.3
Deferred income taxes (current asset)	—	23.9	23.9
Total current assets	983.1	490.2	1,473.3
Rental library, net (non-current)	466.3	(466.3)	—
Deferred income taxes (non-current asset)	138.3	105.4	243.7
Total assets	3,656.9	129.3	3,786.2
Deferred income taxes (current liability)	7.5	129.3	136.8
Total liabilities	2,655.8	129.3	2,785.1
Total stockholders’ equity	1,001.1	—	1,001.1

Consolidated Statements of Cash Flows
Net cash flow provided by (used for) operating activities	$110.9	$(220.6)	$(109.7)	$193.5	$(173.3)	$20.2
Net cash flow used for investing activities	(259.3)	220.6	(38.7)	(226.4)	173.3	(53.1)
Net cash flow used for financing activities	(34.6)	—	(34.6)	(66.2)	—	(66.2)
Effect of exchange rate changes on cash	(2.0)	—	(2.0)	2.7	—	2.7
Cash and cash equivalents at beginning of period	330.3	—	330.3	233.4	—	233.4
Cash and cash equivalents at end of period	145.3	—	145.3	137.0	—	137.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Six Months Ended or at June 30, 2005			Six Months Ended June 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Rental library, net (current)	$—	$491.2	$491.2
Deferred income taxes (current asset)	—	23.8	23.8
Total current assets	919.2	515.0	1,434.2
Rental library, net (non-current)	491.2	(491.2)	—
Deferred income taxes (non-current asset)	180.1	79.0	259.1
Total assets	3,623.5	102.8	3,726.3
Deferred income taxes (current liability)	19.1	102.8	121.9
Total liabilities	2,673.3	102.8	2,776.1
Total stockholders’ equity	950.2	—	950.2

Consolidated Statements of Cash Flows
Net cash flow provided by (used for) operating activities	$275.6	$(462.9)	$(187.3)	$462.3	$(355.7)	$106.6
Net cash flow used for investing activities	(543.3)	462.9	(80.4)	(487.3)	355.7	(131.6)
Net cash flow provided by (used for) financing activities	80.4	—	80.4	(87.4)	—	(87.4)
Effect of exchange rate changes on cash	(4.3)	—	(4.3)	2.2	—	2.2
Cash and cash equivalents at beginning of period	330.3	—	330.3	233.4	—	233.4
Cash and cash equivalents at end of period	138.7	—	138.7	123.2	—	123.2

	Nine Months Ended or at September 30, 2005			Nine Months Ended September 30, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
Rental library, net (current)	$—	$460.0	$460.0
Deferred income taxes (current asset)	—	23.5	23.5
Total current assets	886.5	483.5	1,370.0
Rental library, net (non-current)	460.0	(460.0)	—
Deferred income taxes (non-current asset)	46.1	103.6	149.7
Total assets	3,030.4	127.1	3,157.5
Deferred income taxes (current liability)	11.8	127.1	138.9
Total liabilities	2,564.5	127.1	2,691.6
Total stockholders’ equity	465.9	—	465.9

Consolidated Statements of Cash Flows
Net cash flow provided (used for) by operating activities	$492.4	$(638.5)	$(146.1)	$757.8	$(536.9)	$220.9
Net cash flow used for investing activities	(741.2)	638.5	(102.7)	(732.6)	536.9	(195.7)
Net cash flow provided by (used for) financing activities	112.8	—	112.8	(70.1)	—	(70.1)
Effect of exchange rate changes on cash	(4.1)	—	(4.1)	2.4	—	2.4
Cash and cash equivalents at beginning of period	330.3	—	330.3	233.4	—	233.4
Cash and cash equivalents at end of period	190.2	—	190.2	190.9	—	190.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Summarized quarterly financial data for 2005 and 2004 appears below:

	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter	Total Year (1)(2)(5)
2005
Revenues	$1,548.9	$1,398.6	$1,386.3	$1,530.6	$5,864.4
Gross profit	$863.8	$770.8	$790.5	$792.2	$3,217.3
Income (loss) before cumulative effect of change in accounting principle	$(57.5)	$(57.2)	$(491.4)	$18.0	$(588.1)
Net income (loss)	$(57.5)	$(57.2)	$(491.4)	$18.0	$(588.1)
Net income (loss) per share—basic	$(0.31)	$(0.31)	$(2.67)	$0.10	$(3.20)
Net income (loss) per share—diluted	$(0.31)	$(0.31)	$(2.67)	$0.09	$(3.20)
Weighted average shares outstanding—basic	183.7	183.7	183.8	184.3	183.9
Weighted average shares outstanding—diluted	183.7	183.7	183.8	202.8	183.9

	First Quarter(3)	Second Quarter	Third Quarter(4)	Fourth Quarter(5)	Total Year (3)(4)(5)
2004
Revenues	$1,503.1	$1,421.2	$1,410.0	$1,718.9	$6,053.2
Gross profit	$923.6	$871.4	$861.8	$955.0	$3,611.8
Income (loss) before cumulative effect of change in accounting principle	$114.4	$48.6	$(1,414.6)	$2.8	$(1,248.8)
Net income (loss)	$114.4	$48.6	$(1,414.6)	$2.8	$(1,248.8)
Net income (loss) per share—basic	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Net income (loss) per share—diluted	$0.63	$0.27	$(7.81)	$0.02	$(6.89)
Weighted average shares outstanding—basic	181.0	181.1	181.1	181.5	181.2
Weighted average shares outstanding—diluted	182.0	181.6	181.1	183.2	181.2

(1)	During the second quarter of 2005, as described in Note 2 to the consolidated financial statements, the Company recognized non-cash charges totaling approximately $9.2 million to impair long-lived assets, in accordance with SFAS 144. These charges are reflected in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statements of Operations.
(2)	During the third quarter of 2005, as described in Note 2 to the consolidated financial statements, the Company recognized non-cash charges totaling approximately $347.6 million to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. These charges are reflected in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statements of Operations.
(3)	During the first quarter of 2004, the Company recognized a tax benefit of $37.1 million resulting from the resolution of a federal income tax audit for tax years January 1, 1997 through May 4, 2000.
(4)	During the third quarter of 2004, as described in Note 2 to the consolidated financial statements, the Company recognized non-cash charges of $1.5 billion to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. These charges are reflected in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statement of Operations.
(5)

During the fourth quarter of 2004, in conjunction with the Company’s adoption of SFAS 123R as described in Note 1 to the consolidated financial statements, the Company recognized $18.3 million of compensation expense related to share-based compensation. Also as described in Note 1 to the consolidated financial statements, the Company adopted the expense recognition provisions of FIN 28 as of January 1, 2004. Because the Company applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

of the expense recognition provisions of FIN 28 was not reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. For the year ended December 31, 2005, the Company recognized $39.1 million of compensation expense related to share-based compensation.

Note 15—Condensed Consolidating Financial Statements

The Company’s Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. The Company’s domestic subsidiaries consist primarily of its retail home video operations that are not operated under the Blockbuster brand name, including MOVIE TRADING CO.® and RHINO VIDEO GAMES®, the Company’s distribution center and, prior to its sale in the fourth quarter of 2005, D.E.J. Productions Inc. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s Senior Subordinated Notes is included in Note 7 to the consolidated financial statements.

Blockbuster Inc. and its non-guarantor subsidiaries are parties to various intercompany agreements, which affect the amount of operating expenses reported in the following condensed consolidating statements of operations and corresponding amounts in the condensed consolidating balance sheets and condensed consolidating statements of cash flows. Among other things, management fees are charged to the non-guarantor subsidiaries relating to the use of tradenames, information systems and other corporate overhead. An allocation of corporate overhead expenses has also been made to the Company’s guarantor subsidiaries. These intercompany amounts are eliminated in consolidation.

Blockbuster Inc. and its subsidiaries file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with the Company’s tax matters agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following financial information presents condensed consolidating statements of operations, balance sheets and statements of cash flows for Blockbuster Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The information has been presented as if Blockbuster Inc. accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

	Statement of Operations for the Year Ended December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,145.7	$54.4	$1,019.1	$(14.0)	$4,205.2
Merchandise sales	640.1	77.7	868.7	—	1,586.5
Other revenues	93.2	101.9	12.3	(134.7)	72.7

	3,879.0	234.0	1,900.1	(148.7)	5,864.4

Cost of sales:
Cost of rental revenues	1,067.6	39.3	319.0	(14.0)	1,411.9
Cost of merchandise sold	511.6	54.4	669.2	—	1,235.2

	1,579.2	93.7	988.2	(14.0)	2,647.1

Gross profit	2,299.8	140.3	911.9	(134.7)	3,217.3

Operating expenses:
General and administrative	1,997.8	157.5	780.2	(134.7)	2,800.8
Advertising	204.6	3.4	47.3	—	255.3
Depreciation and intangible amortization	165.2	4.2	61.5	—	230.9
Impairment of goodwill and other long-lived assets	0.9	14.7	341.2	—	356.8

	2,368.5	179.8	1,230.2	(134.7)	3,643.8

Operating loss	(68.7)	(39.5)	(318.3)	—	(426.5)
Interest expense	(96.5)	—	(9.9)	7.7	(98.7)
Interest income	10.3	0.1	1.4	(7.7)	4.1
Other items, net	(30.6)	—	28.2	—	(2.4)

Loss before income taxes	(185.5)	(39.4)	(298.6)	—	(523.5)
Benefit (provision) for income taxes	(23.7)	0.2	(41.1)	—	(64.6)
Equity in income (loss) of affiliated companies, net of tax	(378.9)	—	—	378.9	—

Net loss	$(588.1)	$(39.2)	$(339.7)	$378.9	$(588.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Year Ended December 31, 2004
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,322.2	$79.3	$1,044.1	$(17.0)	$4,428.6
Merchandise sales	699.6	47.6	785.4	—	1,532.6
Other revenues	116.9	108.2	13.7	(146.8)	92.0

	4,138.7	235.1	1,843.2	(163.8)	6,053.2

Cost of sales:
Cost of rental revenues	915.7	44.9	307.1	(17.0)	1,250.7
Cost of merchandise sold	550.5	30.9	609.3	—	1,190.7

	1,466.2	75.8	916.4	(17.0)	2,441.4

Gross profit	2,672.5	159.3	926.8	(146.8)	3,611.8

Operating expenses:
General and administrative	2,096.5	148.8	755.0	(146.8)	2,853.5
Advertising	192.0	11.9	53.5	—	257.4
Depreciation and intangible amortization	181.2	1.7	66.8	—	249.7
Impairment of goodwill and other long-lived assets	1,347.2	—	157.2	—	1,504.4

	3,816.9	162.4	1,032.5	(146.8)	4,865.0

Operating loss	(1,144.4)	(3.1)	(105.7)	—	(1,253.2)
Interest expense	(37.4)	—	(5.5)	4.8	(38.1)
Interest income	7.0	0.1	1.3	(4.8)	3.6
Other items, net	5.1	—	(3.5)	—	1.6

Loss before income taxes	(1,169.7)	(3.0)	(113.4)	—	(1,286.1)
Benefit (provision) for income taxes	49.4	(0.7)	(11.4)	—	37.3
Equity in income (loss) of affiliated companies, net of tax	(128.5)	—	—	128.5	—

Net loss	$(1,248.8)	$(3.7)	$(124.8)	$128.5	$(1,248.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Year Ended December 31, 2003
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,520.7	$65.7	$970.0	$(22.9)	$4,533.5
Merchandise sales	703.4	16.1	562.1	—	1,281.6
Other revenues	123.9	104.8	10.4	(142.5)	96.6

	4,348.0	186.6	1,542.5	(165.4)	5,911.7

Cost of sales:
Cost of rental revenues	1,040.8	45.2	299.0	(22.9)	1,362.1
Cost of merchandise sold	571.9	10.9	444.9	—	1,027.7

	1,612.7	56.1	743.9	(22.9)	2,389.8

Gross profit	2,735.3	130.5	798.6	(142.5)	3,521.9

Operating expenses:
General and administrative	1,968.3	130.1	650.0	(142.5)	2,605.9
Advertising	124.6	2.3	52.5	—	179.4
Depreciation and intangible amortization	199.1	1.1	68.2	—	268.4
Impairment of goodwill and other long-lived assets	932.8	9.4	362.7	—	1,304.9

	3,224.8	142.9	1,133.4	(142.5)	4,358.6

Operating loss	(489.5)	(12.4)	(334.8)	—	(836.7)
Interest expense	(32.0)	—	(5.7)	4.6	(33.1)
Interest income	6.5	0.1	1.1	(4.6)	3.1
Other items, net	0.1	—	(0.5)	—	(0.4)

Loss before income taxes	(514.9)	(12.3)	(339.9)	—	(867.1)
Benefit (provision) for income taxes	(104.5)	4.7	(6.7)	—	(106.5)
Equity in income (loss) of affiliated companies, net of tax	(354.9)	—	—	354.2	(0.7)

Loss before cumulative effect of change in accounting principle	(974.3)	(7.6)	(346.6)	354.2	(974.3)
Cumulative effect of change in accounting principle, net of tax	(4.4)	—	—	—	(4.4)

Net loss	$(978.7)	$(7.6)	$(346.6)	$354.2	$(978.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet at December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$115.0	$9.3	$151.9	$—	$276.2
Receivables, net	87.0	0.1	40.7	—	127.8
Intercompany receivables	248.1	—	—	(248.1)	—
Merchandise inventories	144.6	15.1	150.6	—	310.3
Rental library, net	379.9	2.9	92.7	—	475.5
Deferred income taxes	—	—	15.6	—	15.6
Prepaid and other current assets	160.3	0.9	57.2	—	218.4

Total current assets	1,134.9	28.3	508.7	(248.1)	1,423.8

Property and equipment, net	540.3	4.0	179.2	—	723.5
Deferred income taxes	134.5	—	25.1	—	159.6
Investment in subsidiaries	286.5	—	—	(286.5)	—
Intangibles, net	6.8	—	20.1	—	26.9
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	24.3	7.7	4.6	—	36.6

	$2,779.1	$56.1	$879.0	$(534.6)	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$215.1	$5.7	$147.3	$—	$368.1
Intercompany payable	—	51.4	196.7	(248.1)	—
Accrued expenses	539.7	12.3	213.3	—	765.3
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	15.0	—	0.9	—	15.9
Deferred income taxes	134.4	—	13.7	—	148.1

Total current liabilities	924.7	69.4	571.9	(248.1)	1,317.9
Long-term debt, less current portion	1,059.4	—	—	—	1,059.4
Capital lease obligations, less current portion	62.0	—	0.2	—	62.2
Other liabilities	101.4	2.8	4.3	—	108.5

	2,147.5	72.2	576.4	(248.1)	2,548.0
Total stockholders’ equity	631.6	(16.1)	302.6	(286.5)	631.6

	$2,779.1	$56.1	$879.0	$(534.6)	$3,179.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet at December 31, 2004—Restated
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$183.0	$6.6	$140.7	$—	$330.3
Receivables, net	113.5	20.8	43.5	—	177.8
Intercompany receivables	261.3	—	—	(261.3)	—
Merchandise inventories	276.0	23.7	216.9	—	516.6
Rental library, net	362.2	3.4	92.0	—	457.6
Deferred income taxes	—	—	24.0	—	24.0
Prepaid and other current assets	150.6	1.0	41.4	—	193.0

Total current assets	1,346.6	55.5	558.5	(261.3)	1,699.3

Property and equipment, net	615.0	13.3	225.7	—	854.0
Deferred income taxes	161.5	(0.3)	33.0	—	194.2
Investment in subsidiaries	653.0	—	—	(653.0)	—
Intangibles, net	7.5	3.1	23.9	—	34.5
Goodwill	649.1	16.2	473.2	—	1,138.5
Other assets	44.8	23.6	5.7	—	74.1

	$3,477.5	$111.4	$1,320.0	$(914.3)	$3,994.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$436.2	$11.8	$273.8	$—	$721.8
Intercompany payable	—	65.4	195.9	(261.3)	—
Accrued expenses	474.5	15.6	207.2	—	697.3
Current portion of long-term debt	5.8	—	—	—	5.8
Current portion of capital lease obligations	18.6	—	1.1	—	19.7
Deferred income taxes	134.0	—	2.0	—	136.0

Total current liabilities	1,069.1	92.8	680.0	(261.3)	1,580.6
Long-term debt, less current portion	1,044.9	—	—	—	1,044.9
Capital lease obligations, less current portion	74.4	—	0.4	—	74.8
Other liabilities	226.2	0.1	5.1	—	231.4

	2,414.6	92.9	685.5	(261.3)	2,931.7
Total stockholders’ equity	1,062.9	18.5	634.5	(653.0)	1,062.9

	$3,477.5	$111.4	$1,320.0	$(914.3)	$3,994.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used in) operating activities	$(81.4)	$9.4	$1.5	$—	$(70.5)

Investing activities:
Capital expenditures	(101.2)	(5.4)	(32.8)	—	(139.4)
Cash used for acquisitions, net	(0.6)	(1.3)	(0.6)	—	(2.5)
Proceeds from notes receivable and other	0.6	—	4.6	—	5.2
Proceeds from sale of non-core investment	22.5	—	—	—	22.5

Net cash flow used for investing activities	(78.7)	(6.7)	(28.8)	—	(114.2)

Financing activities:
Proceeds from credit agreements	255.0	—	—	—	255.0
Repayments on credit agreements	(225.1)	—	—	—	(225.1)
Net repayments on other notes and lines of credit	(0.7)	—	—	—	(0.7)
Net proceeds from the issuance of preferred stock	144.0	—	—	—	144.0
Net proceeds from the exercise of stock options	0.8	—	—	—	0.8
Cash dividends on common stock	(7.8)	—	—	—	(7.8)
Payment of debt financing costs	(8.1)	—	—	—	(8.1)
Capital lease payments	(19.1)	—	(0.7)	—	(19.8)
Intercompany loans	(46.9)	—	46.9	—	—

Net cash flow provided by financing activities	92.1	—	46.2	—	138.3

Effect of exchange rate changes on cash	—	—	(7.7)	—	(7.7)

Net increase (decrease) in cash and cash equivalents	(68.0)	2.7	11.2	—	(54.1)
Cash and cash equivalents at beginning of year	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of year	$115.0	$9.3	$151.9	$—	$276.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2004—Restated
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by operating activities	$301.7	$11.6	$103.7	$—	$417.0

Investing activities:
Capital expenditures	(225.6)	(8.4)	(55.1)	—	(289.1)
Cash used for acquisitions, net	(9.8)	(15.7)	—	—	(25.5)
Proceeds from notes receivable and other	0.6	—	0.6	—	1.2
Investments in affiliated companies	(0.5)	—	—	—	(0.5)

Net cash flow used for investing activities	(235.3)	(24.1)	(54.5)	—	(313.9)

Financing activities:
Proceeds from credit agreements	820.0	—	—	—	820.0
Proceeds from senior subordinated notes	300.0	—	—	—	300.0
Repayments on credit agreements	(170.0)	—	—	—	(170.0)
Net repayments on other notes and lines of credit	(2.9)	—	(20.9)	—	(23.8)
Net proceeds from the exercise of stock options	2.8	—	—	—	2.8
Cash dividends on common stock	(920.1)	—	—	—	(920.1)
Payment of debt financing costs	(18.7)	—	—	—	(18.7)
Capital lease payments	(20.3)	—	(0.7)	—	(21.0)
Capital contributions received from Viacom	6.9	—	—	—	6.9
Excess tax benefit from share-based compensation	5.1	—	—	—	5.1
Intercompany loans	(28.1)	14.8	13.3	—	—

Net cash flow provided by (used for) financing activities	(25.3)	14.8	(8.3)	—	(18.8)

Effect of exchange rate changes on cash	—	—	12.6	—	12.6

Net increase in cash and cash equivalents	41.1	2.3	53.5	—	96.9
Cash and cash equivalents at beginning of year	141.9	4.3	87.2	—	233.4

Cash and cash equivalents at end of year	$183.0	$6.6	$140.7	$—	$330.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2003—Restated
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by operating activities	$531.4	$5.7	$56.6	$—	$593.7

Investing activities:
Capital expenditures	(134.2)	(2.7)	(54.1)	—	(191.0)
Cash used for acquisitions, net	(2.4)	(1.0)	—	—	(3.4)
Proceeds from notes receivable and other	3.9	—	0.6	—	4.5
Investments in affiliated companies	1.9	—	—	—	1.9

Net cash flow used for investing activities	(130.8)	(3.7)	(53.5)	—	(188.0)

Financing activities:
Proceeds from credit agreements	140.0	—	—	—	140.0
Repayments on credit agreements	(450.0)	—	—	—	(450.0)
Net repayments on other notes and lines of credit	(3.9)	—	(1.9)	—	(5.8)
Net proceeds from the exercise of stock options	18.1	—	—	—	18.1
Cash dividends on common stock	(14.4)	—	—	—	(14.4)
Capital lease payments	(22.6)	—	(0.8)	—	(23.4)
Intercompany loans	5.9	—	(5.9)	—	—

Net cash flow used for financing activities	(326.9)	—	(8.6)	—	(335.5)

Effect of exchange rate changes on cash	—	—	10.7	—	10.7

Net increase in cash and cash equivalents	73.7	2.0	5.2	—	80.9
Cash and cash equivalents at beginning of year	68.2	2.3	82.0	—	152.5

Cash and cash equivalents at end of year	$141.9	$4.3	$87.2	$—	$233.4

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

I.	Restatement of Financial Statements, Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures, and Remediation of Material Weakness

Restatement of Financial Statements

As discussed in Note 1 to the consolidated financial statements contained in Item 8 of this annual report on Form 10-K, the Company has restated its 2004 consolidated financial statements, its 2004 unaudited quarterly consolidated financial statements, and its unaudited quarterly consolidated financial statements for each of the first three quarters in 2005.

This restatement changes the classification of rental library on the consolidated balance sheet from non-current assets to current assets and changes the classification of rental library purchases from cash flows from investing activities to cash flows from operating activities in the consolidated statements of cash flows. The restatement has no impact on reported revenues, net income, stockholders’ equity or total cash flows.

The Company has had discussions with the staff of the SEC regarding these matters, and subsequent to these discussions the Company determined that it should restate the aforementioned consolidated financial statements to correct the errors described above.

Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures

In the Company’s annual report on Form 10-K for the year ended December 31, 2004, management had concluded that the Company did not maintain effective internal control over financial reporting and disclosure controls and procedures as of December 31, 2004 as a result of a material weakness in the Company’s controls over the selection and application of its accounting policies related to leasehold improvements and tenant allowances which have been remediated as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual financial statements will not be prevented or detected. In connection with the restatement described above, management has subsequently determined that the following material weakness also existed as of December 31, 2004.

The Company did not maintain effective controls over the selection and application of its accounting policies related to the balance sheet presentation of rental library and the statement of cash flows presentation of rental library purchases. This control deficiency resulted in the restatement described above. Additionally, this control deficiency could result in a misstatement of the presentation of rental library and rental library purchases that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

We have previously reported that we had remediated the material weakness in the Company’s controls over the selection and application of its accounting policies related to leasehold improvements and tenant allowances.

During the fourth quarter of 2005, management has remediated the material weakness related to the selection and application of its accounting policies related to the balance sheet presentation of rental library and the statement of cash flows presentation of rental library purchases. Remedial actions included the enhancement of existing controls as follows:

(i)	Management completed a comprehensive review of the requirements of generally accepted accounting principles including Statement of Financial Accounting Standards No. 95 Statement of Cash Flows and Chapters 3 and 4 of Accounting Research Bulletin 43 Restatement and Revision of Accounting Research Bulletins and compared this guidance to our current accounting policies over the presentation of rental library and rental library activities in our consolidated financial statements;

(ii)	Management reviewed the financial statements and related accounting policies of competitors in the movie rental industry, with a focus on their accounting policies over the presentation of rental library and rental library activities;

(iii)	Management reviewed the financial statements and related accounting policies of other companies in the rental industry in general, with a focus on their accounting policies over the presentation of rental assets and rental asset activities; and

(iv)	Management has implemented a review and approval control over the preparation of our consolidated statement of cash flows to ensure that it is prepared in accordance with generally accepted accounting principles.

Management has concluded that controls were designed and in place and operating effectively as of December 31, 2005 to properly apply accounting policies related to the balance sheet presentation of rental library and the statement of cash flows presentation of rental library purchases.

II.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

III.	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this evaluation, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

IV.	Changes in Internal Control over Financial Reporting

Except for the remediation discussed in “Remediation of Material Weakness” above, there were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

V.	Report of Accountant

Please refer to “Report of Independent Registered Public Accounting Firm” under Item 8 above for the report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

The information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2006 annual meeting of stockholders (“2006 Proxy Statement”), as indicated below. Our 2006 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after December 31, 2005.

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

The information required by this item regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference. Information required by this item regarding our directors will be set forth in our 2006 Proxy Statement under the caption “Proposal I—Election of Directors,” which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (“Code of Ethics”), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our board of directors will be set forth in our 2006 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at http://www.blockbuster.com by clicking on the link for “Investor Relations” and then the link for “Governance,” and a copy of our Code of Ethics is also available in print, without charge, upon written request to Blockbuster Inc., Attn: Investor Relations, 1201 Elm Street, Dallas, Texas 75270. In accordance with the rules of the New York Stock Exchange and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller, by posting such information on our website (www.blockbuster.com) within the time period required by applicable SEC and New York Stock Exchange rules.

Item 11.    Executive Compensation

The information required by this item regarding our “named executive officers” and defined benefit plans will be set forth in our 2006 Proxy Statement under the caption “Executive Compensation,” which information is incorporated herein by reference. Information to be contained in the 2006 Proxy Statement under the captions “Executive Compensation—Report of the Compensation Committee on Executive Compensation” and “Executive Compensation—Comparative Performance Graphs” is not incorporated herein by reference.

The information required by this item regarding directors’ compensation will be set forth in our 2006 Proxy Statement under the caption “Corporate Governance—Non-Employee Directors’ Compensation,” which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2006 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accounting Fees and Services

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2006 Proxy Statement under the captions “Audit Committee and Independent Auditors—Audit and Non-Audit Fees” and “Audit Committee and Independent Auditors—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

Our financial statements that are filed as part of this Form 10-K are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedules.

All financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the consolidated financial statements or Notes thereto under Part II, Item 8 of this Form 10-K.

3. Exhibits.

The Exhibit Index on pages 140 through 143 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO
John F. Antioco Chairman of the Board and Chief Executive Officer

Date:	March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN F. ANTIOCO John F. Antioco	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

By:	/s/ LARRY J. ZINE Larry J. Zine	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 15, 2006

By:	/s/ EDWARD BLEIER Edward Bleier	Director	March 15, 2006

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	March 15, 2006

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	March 15, 2006

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 15, 2006

By:	/s/ STRAUSS ZELNICK Strauss Zelnick	Director	March 15, 2006

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6	*	Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock.

Viacom Agreements

10.1	(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(c)

Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and

Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1	(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.1	(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

Executive Officer Employment and Separation Agreements

10.2	(a)	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

10.2	(b)	Letter dated June 17, 2004 from the Chairman of Blockbuster Inc’s Senior Executive Compensation Committee to John F. Antioco (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

10.2	(c)	Addendum to the Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2005 (see Current Report on Form 8-K, filed on March 21, 2005).

10.2	(d)	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.2	(e)	Letter Agreement between Blockbuster Inc. and Edward B. Stead dated February 28, 2006 (see Current Report on Form 8-K, filed on March 1, 2006).

10.2	(f)	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

10.2	(g)	Letter Agreement between Blockbuster Inc. and Larry Zine dated February 21, 2006 (see Current Report on Form 8-K, filed on February 23, 2006).

10.2	(h)	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, commencing October 10, 2001 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(i)	Addendum to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(j)	Executive Service Agreement between Blockbuster Inc. Entertainment Limited and Christopher Wyatt, effective as of October 1, 2005 (see Current Report on Form 8-K, filed on October 18, 2005).

10.2	(k)*	Employment Agreement between Blockbuster and Frank Paci, dated January 28, 2003.

Management Compensatory Plans and Forms of Award Agreements

10.3	(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K, filed on December 20, 2004).

10.3	(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO, filed on November 9, 2004 ).

10.3	(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO, filed on November 9, 2004 ).

10.3	(h)

Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(i)

Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term

Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.3	(j)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.3	(k)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(l)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K, filed on December 16, 2005).

Director Compensation

10.4	(a)	Blockbuster Inc. Compensation Plan for Non-Employee Directors (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.4	(b)	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.4	(c)*	Summary of Non-Employee Directors’ Compensation.

Director and Officer Indemnity Agreements

10.5		Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreement

10.6	(a)

Amended and Restated Commitment Letter, dated as of February 2, 2005, by and among

Blockbuster Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First

Boston, Citicorp North America, Inc. and Citigroup Global Markets Inc (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

10.6	(b)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(c)

Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc.

and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(d)

Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.6	(e)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K, filed on May 6, 2005).

10.6	(f)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005, filed on August 9, 2005).

10.6	(g)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

Other Exhibits

21.1	*	List of Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.