Form 10-Q
period 2006-03-31
BLOCKBUSTER INC
filed 2006-05-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 4, 2006:

Class A common stock, par value $.01 per share: 118,662,612

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Base rental revenues	$891.3	$938.2
Previously rented product (“PRP”) revenues	153.6	137.3
Extended viewing fee (“EVF”) revenues	19.4	29.8

Total rental revenues	1,064.3	1,105.3
Merchandise sales	349.1	425.9
Other revenues	16.0	17.7

	1,429.4	1,548.9

Cost of sales:
Cost of rental revenues	362.3	357.4
Cost of merchandise sold	264.8	327.7

	627.1	685.1

Gross profit	802.3	863.8

Operating expenses:
General and administrative	691.9	759.4
Advertising	39.4	119.0
Depreciation and intangible amortization	51.3	57.5

	782.6	935.9

Operating income (loss)	19.7	(72.1)
Interest expense	(26.7)	(20.8)
Interest income	1.3	1.0
Other items, net	1.2	(1.8)

Loss before income taxes	(4.5)	(93.7)
Benefit for income taxes	2.6	36.2

Net loss	(1.9)	(57.5)
Preferred stock dividends	(2.8)	—

Net loss applicable to common stockholders	$(4.7)	$(57.5)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.31)

Weighted-average common shares outstanding:
Basic and diluted	186.7	183.7

Cash dividends per common share	$0.00	$0.02

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223.7	$276.2
Receivables, less allowances of $6.3 and $6.4 for 2006 and 2005, respectively	106.6	127.8
Merchandise inventories	311.6	310.3
Rental library, net	467.7	475.5
Deferred income taxes	14.9	15.6
Prepaid and other current assets	246.7	218.4

Total current assets	1,371.2	1,423.8
Property and equipment, net	681.1	723.5
Deferred income taxes	142.7	159.6
Intangibles, net	26.6	26.9
Goodwill	809.2	809.2
Other assets	32.6	36.6

	$3,063.4	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$415.4	$368.1
Accrued expenses	693.6	765.3
Current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	14.8	15.9
Deferred income taxes	131.5	148.1

Total current liabilities	1,275.8	1,317.9
Long-term debt, less current portion	979.2	1,059.4
Capital lease obligations, less current portion	59.2	62.2
Other liabilities	116.3	108.5

	2,430.5	2,548.0

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; 0.15 shares issued and outstanding for 2006 and 2005 with liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 114.7 and 114.6 shares issued and outstanding for 2006 and 2005, respectively	1.1	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2006 and 2005	0.7	0.7
Additional paid-in capital	5,364.4	5,360.9
Retained deficit	(4,838.3)	(4,836.4)
Accumulated other comprehensive loss	(45.0)	(44.7)

Total stockholders’ equity	632.9	631.6

	$3,063.4	$3,179.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1.9)	$(57.5)
Adjustments to reconcile net loss to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	51.3	57.5
Rental library purchases	(168.0)	(220.6)
Rental library amortization	178.8	224.9
Non-cash share-based compensation	7.1	10.1
Deferred taxes and other	0.6	(48.5)
Changes in operating assets and liabilities:
Decrease in receivables	21.7	48.0
Decrease (increase) in merchandise inventories	(0.4)	37.1
Increase in prepaid and other assets	(29.1)	(42.9)
Increase (decrease) in accounts payable	45.1	(111.2)
Decrease in accrued expenses and other liabilities	(64.2)	(6.6)

Net cash flow provided by (used for) operating activities	41.0	(109.7)

Cash flows from investing activities:
Capital expenditures	(8.1)	(38.4)
Other investing activities	1.0	(0.3)

Net cash flow used for investing activities	(7.1)	(38.7)

Cash flows from financing activities:
Proceeds from credit agreement	—	50.0
Repayments on credit agreement	(80.2)	(75.0)
Net repayments on other notes	—	(0.8)
Net proceeds from the exercise of stock options	—	0.4
Cash dividends	(2.8)	(3.9)
Capital lease payments	(4.1)	(5.3)

Net cash flow used for financing activities	(87.1)	(34.6)

Effect of exchange rate changes on cash	0.7	(2.0)

Net decrease in cash and cash equivalents	(52.5)	(185.0)
Cash and cash equivalents at beginning of period	276.2	330.3

Cash and cash equivalents at end of period	$223.7	$145.3

Supplemental cash flow information:
Cash payments for interest	$33.3	$26.2
Cash payments for taxes	$7.2	$5.5
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$—	$2.8

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, except where discussed below.

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

Severance Charges

During the three months ended March 31, 2006, the Company incurred severance costs of approximately $9.5 million as a result of involuntary employee terminations initiated during the quarter as part of the Company’s focus on operating expense management. Additionally, the Company incurred approximately $2.0 million in severance costs during the three months ended March 31, 2005 associated with involuntary employee terminations during that quarter. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2006, the remaining liability to be paid in the future related to these and other termination benefits was approximately $8.5 million.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Closure of Operations in Spain

During the three months ended March 31, 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company finalized its plan to close its operations in Spain. An impairment of the Company’s long-lived assets in Spain was recorded in previous periods. During the three months ended March 31, 2006, the Company recorded approximately $4.2 million in severance costs and approximately $1.7 million in inventory charges associated with the closure of these locations. On April 30, 2006, the Company closed all store locations in Spain. As a result, the operations of Spain will be classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in the second quarter of 2006.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the month that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the three months ended March 31, 2006, the Company incurred approximately $6.2 million in charges to establish reserves for or pay lease termination costs associated with the closure of 114 company-operated store locations. As of March 31, 2006, the remaining liability to be paid in the future related to these reserves was approximately $3.0 million after the payment of approximately $3.2 million in lease termination costs.

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. During the three months ended March 31, 2005, the Company spent approximately $12.6 million in conjunction with its efforts to purchase Hollywood, which has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 7.1 million and 7.9 million shares of Class A common stock were outstanding as of March 31, 2006 and 2005, respectively. Additionally, 4.9 million and 7.1 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of March 31, 2006 and 2005, respectively. Because their inclusion would be anti-dilutive, all options, restricted shares and restricted share

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

units for the three months ended March 31, 2006 and 2005 and all shares of Series A convertible preferred stock for the three months ended March 31, 2006 were excluded from the computation of the weighted average shares for diluted EPS. As a result, the weighted average shares outstanding for basic and dilutive EPS were 186.7 million and 183.7 million for the three months ended March 31, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $45.0 million and $44.7 million as of March 31, 2006 and December 31, 2005.

Comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(1.9)	$(57.5)
Foreign currency translation adjustment, net of tax	(0.3)	(9.5)

Total comprehensive loss	$(2.2)	$(67.0)

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

In the third quarter of 2005, the Company determined that it was unclear as to the timing of when the Company will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends that caused the Company’s actual and anticipated financial performance to be significantly worse than originally projected. Accordingly, the Company recorded a valuation allowance against deferred tax assets in the United States and certain foreign jurisdictions. Until the Company determines that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets in certain markets, income tax benefits associated with current period losses will not be recognized.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and enacted legislation. The Company establishes tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While the Company believes that the amount of its

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

estimated tax reserve is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on the Company’s results of operations. Any tax benefit from favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations.

The Company recorded a $6.7 million tax benefit as a result of specific international tax audit issues resolved during the three months ended March 31, 2006.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s consolidated financial statements.

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At March 31, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.3% to 8.7% at March 31, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.6% to 8.9% at March 31, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	14.8	15.9

	$35.3	$36.4

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At March 31, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility, interest rate ranging from 8.7% to 8.8% at March 31, 2006	$60.0	$135.0
Term A loan, interest rate ranging from 8.3% to 8.7% at March 31, 2006	77.5	81.3
Term B loan, interest rate ranging from 8.6% to 8.9% at March 31, 2006	541.7	543.1
Senior subordinated notes, interest rate of 10.0%	300.0	300.0

Total long-term debt, less current portion	979.2	1,059.4
Capital lease obligations, less current portion	59.2	62.2

	$1,038.4	$1,121.6

As of March 31, 2006, $60.0 million of borrowings was outstanding under the Company’s revolving credit facility and $639.7 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Credit”), and $51.1 million reserved to support other letters of credit, totaled $238.9 million at March 31, 2006. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at March 31, 2006 for borrowings under the credit facilities was 8.7%. As of March 31, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of March 31, 2006, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company is obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for the senior subordinated notes is not available or cannot be completed, the Company will be required to use its reasonable best efforts to file a shelf registration statement to cover resales of the senior subordinated notes under the Securities Act. As of February 18, 2006, the Company began incurring additional interest expense of the maximum of 1.0% per annum because an exchange offer for the senior subordinated notes was not completed. The Company filed a registration statement with the SEC with respect to an exchange offer on March 15, 2006. The Company’s registration statement was declared effective by the SEC on April 20, 2006, at which time an exchange offer for the senior subordinated notes was commenced. The exchange offer is currently scheduled to expire on May 18, 2006. Once the exchange offer has been completed, the interest rate on the senior subordinated notes will revert to 9.0% per annum.

The Company’s credit agreement requires compliance with various covenants. As of March 31, 2006, the Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the third amendment to the Company’s credit agreement and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. For the three months ended March 31, 2006, the Company generated excess cash flow, as defined by the credit agreement. However, the Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2006.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the three months ended March 31, 2006 and 2005, the Company recognized approximately $1.9 million and $4.5 million, respectively, of share-based compensation expense

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

related to stock options and approximately $5.2 million and $5.6 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

In February 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees which are contingent upon the Company meeting specific performance goals. These awards, if granted, will vest in three equal installments on each of May 5, 2007, May 5, 2008 and May 5, 2009. The Company recognized compensation expense relating to these awards as it is probable that the performance conditions will be achieved. However, these awards will not be granted until the performance goals are actually met.

During the three months ended March 31, 2006, no stock options were granted to employees, no stock options were exercised and 0.2 million stock options were cancelled. In addition, no restricted shares or restricted share units were granted to employees and 1.0 million restricted shares and restricted share units were cancelled during the three months ended March 31, 2006. As of March 31, 2006, 7.1 million stock options and 6.6 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of March 31, 2006 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)(2)	Stock Options	Total
Nine month period ended December 31, 2006	$13.6	$4.6	$18.2
Year ended December 31, 2007	8.0	2.3	10.3
Years ended December 31, 2008 and thereafter	2.8	—	2.8

Total	$24.4	$6.9	$31.3

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of any termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of March 31, 2006. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of any termination of Mr. Antioco’s employment with the Company.

(2)	The unamortized compensation expense related to performance-based awards was estimated based on the assumption that the Company will achieve the performance goals at its current estimated level. However, the actual recognized compensation expense related to these performance-based awards could change based upon the Company’s actual performance against these goals. The Company reviews these performance measures on a quarterly basis.

Note 4—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al. v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented it in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorney’s fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. Blockbuster continues to deny all material allegations of the complaint and intends to appeal this judgment. Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Blockbuster has made no accrual for this loss contingency.

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (“the Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability. Blockbuster believes the plaintiffs’ positions in this action are without merit and intends to continue to vigorously defend itself in the litigation.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorney’s fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. There is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorney’s fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself. On March 10, 2003, in Marc Yedid v. Blockbuster Canada, filed on November 23, 2001, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004 the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. The remaining two Canadian cases are putative class action lawsuits. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorney’s fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who were also directors and/or officers of Viacom as defendants. The plaintiff alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the then-anticipated transaction. Blockbuster believes the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, Blockbuster intends to vigorously defend itself in the litigation.

On August 9, 2005, Belinda Rodriguez filed a putative collective class action complaint under the Fair Labor Standards Act in the United States District Court for the Southern District of Florida purporting to act on behalf of all Blockbuster cashiers and clerks. The plaintiff claimed that she, and other similarly situated employees, were not paid overtime compensation. Plaintiff sought recovery of alleged unpaid overtime compensation with interest, liquidated damages, attorney’s fees and costs of suit. On March 9, 2006, plaintiff dismissed her individual claims for a nominal monetary amount with no admission of liability by Blockbuster.

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 15, 2005, Anna Kane filed a putative class action against Blockbuster in the Superior Court of New Jersey, Ocean County, alleging fraud, breach of contract, negligent misrepresentation, unfair trade practice and a violation of the New Jersey consumer fraud laws regarding deceptive advertising. The suit sought compensatory and injunctive relief. On October 27, 2005, the New Jersey Superior Court stayed the trial court action and ordered plaintiff’s individual claim to arbitration. Rather than proceed to arbitration, in January 2006, plaintiff dismissed

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

her individual claim without prejudice. On February 22, 2005, Thomas Tallarino filed a putative class action in Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York. Blockbuster removed the case to the United States District Court, Eastern District of New York. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. Blockbuster removed the case to the United States District Court, Southern District of New York. Both the Lustberg and Galeno suits allege breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit sought actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. On November 17, 2005, the court ordered plaintiff’s individual claim to arbitration. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself in all pending claims.

As discussed in previous filings, in January 2005, Blockbuster received inquiries from several state attorneys general, and received notices that certain other state attorneys general were commencing investigations, to determine the compliance by Blockbuster with applicable laws in connection with its “no late fees” program. While Blockbuster believes that the advertisement of the program was conducted in compliance with applicable laws, on March 29, 2005, Blockbuster entered into an Assurance of Voluntary Compliance (“AVC”) with 47 states and the District of Columbia. The AVC is not an admission of any legal violation by Blockbuster. As part of the AVC, among other things, Blockbuster agreed to provide certain refunds, store credit, or rental coupons to certain classes of customers and, therefore, deferred recognition of all revenues related to sales of non-returned movie and game product and restocking fees during the first quarter of 2005. During the second quarter of 2005, Blockbuster recognized approximately $9 million of revenues that were deferred in the first quarter of 2005 because of the AVC.

On November 10, 2005, Congregation Ezra Sholom filed a putative collective class action complaint under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the United States District Court for the Northern District of Texas. On January 4, 2006, Victor Allgeier filed a putative collective class action complaint under the Exchange Act in the United States District Court for the Northern District of Texas. These two suits purport to be filed on behalf of those persons who purchased Blockbuster stock between September 8, 2004 and August 9, 2005. In these two suits, plaintiffs filed their complaints against Blockbuster, National Amusements Inc., Viacom, John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Phillip P. Dauman, Michael D. Fricklas, Linda Griego, Mel Karmazin, John L. Muething, Sumner M. Redstone and Larry J. Zine. Plaintiffs claim the above-referenced defendants committed securities fraud in violation of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Exchange Act by failing to disclose at the time of the Blockbuster split-off from Viacom, that Blockbuster lacked the financial and other resources required to implement initiatives announced at that time. Plaintiffs claim violations of the Exchange Act for allegedly false and misleading statements and omissions of material fact by the defendants regarding Blockbuster’s financial results. Plaintiffs seek compensatory damages, court costs, attorney’s fees and expert witness fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On November 16, 2005, Katherine Corthon filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Southern District of New York purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. On March 8, 2006, plaintiff filed an amended complaint and asserted claims against Viacom, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillip P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes and Mel Karmazin. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself.

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California (Case No. C-06-2361-BZ). The lawsuit alleges, among other things, that Blockbuster has sold and/or offered for sale in the United States a service that infringes two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleges that Blockbuster has actively induced and/or contributed to others’ infringement of the two patents. The lawsuit seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. Blockbuster believes that the claims are without merit and intends to defend itself vigorously in the lawsuit.

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

Note 5—Condensed Consolidating Financial Statements

The Company’s senior subordinated notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the senior subordinated notes. The Company’s domestic subsidiaries consist primarily of its retail home video operations that are not operated under the Blockbuster brand name, including MOVIE TRADING CO.® and RHINO VIDEO GAMES®, the Company’s distribution center and, prior to its sale in the fourth quarter of 2005, D.E.J. Productions Inc. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s senior subordinated notes is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Blockbuster Inc. and its non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of operations and corresponding amounts in the condensed consolidating balance sheets and condensed consolidating statements of cash flows. Among other things, management fees are charged to the non-guarantor subsidiaries relating to the use of tradenames, information systems and other corporate overhead. An allocation of corporate overhead expenses has also been made to the Company’s guarantor subsidiaries. These intercompany amounts are eliminated in consolidation.

Blockbuster Inc. and its subsidiaries file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with the Company’s tax matters agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

	Statement of Operations for the Three Months Ended March 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$815.3	$4.8	$244.2	$—	$1,064.3
Merchandise sales	131.4	19.6	198.1	—	349.1
Other revenues	17.2	19.6	3.0	(23.8)	16.0

	963.9	44.0	445.3	(23.8)	1,429.4

Cost of sales:
Cost of rental revenues	281.2	1.5	79.6	—	362.3
Cost of merchandise sold	97.5	13.0	154.3	—	264.8

	378.7	14.5	233.9	—	627.1

Gross profit	585.2	29.5	211.4	(23.8)	802.3

Operating expenses:
General and administrative	486.3	35.2	194.2	(23.8)	691.9
Advertising	29.6	—	9.8	—	39.4
Depreciation and intangible amortization	35.6	0.5	15.2	—	51.3

	551.5	35.7	219.2	(23.8)	782.6

Operating income (loss)	33.7	(6.2)	(7.8)	—	19.7
Interest expense	(25.6)	—	(3.6)	2.5	(26.7)
Interest income	2.9	—	0.9	(2.5)	1.3
Other items, net	1.7	—	(0.5)	—	1.2

Income (loss) before income taxes	12.7	(6.2)	(11.0)	—	(4.5)
Benefit for income taxes	—	—	2.6	—	2.6
Equity in income (loss) of affiliated companies, net of tax	(14.6)	—	—	14.6	—

Net loss	(1.9)	(6.2)	(8.4)	14.6	(1.9)
Preferred stock dividends	(2.8)	—	—	—	(2.8)

Net loss applicable to common stockholders	$(4.7)	$(6.2)	$(8.4)	$14.6	$(4.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended March 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$816.1	$15.5	$278.1	$(4.4)	$1,105.3
Merchandise sales	192.7	19.3	213.9	—	425.9
Other revenues	24.0	25.4	3.1	(34.8)	17.7

	1,032.8	60.2	495.1	(39.2)	1,548.9

Cost of sales:
Cost of rental revenues	262.8	13.7	85.3	(4.4)	357.4
Cost of merchandise sold	151.8	12.8	163.1	—	327.7

	414.6	26.5	248.4	(4.4)	685.1

Gross profit	618.2	33.7	246.7	(34.8)	863.8

Operating expenses:
General and administrative	545.9	40.2	208.1	(34.8)	759.4
Advertising	101.9	0.4	16.7	—	119.0
Depreciation and intangible amortization	40.5	0.7	16.3	—	57.5

	688.3	41.3	241.1	(34.8)	935.9

Operating income (loss)	(70.1)	(7.6)	5.6	—	(72.1)
Interest expense	(20.5)	—	(1.8)	1.5	(20.8)
Interest income	2.3	—	0.2	(1.5)	1.0
Other items, net	(1.4)	—	(0.4)	—	(1.8)

Income (loss) before income taxes	(89.7)	(7.6)	3.6	—	(93.7)
Benefit (provision) for income taxes	34.1	2.9	(0.8)	—	36.2
Equity in income (loss) of affiliated companies, net of tax	(1.9)	—	—	1.9	—

Net income (loss)	$(57.5)	$(4.7)	$2.8	$1.9	$(57.5)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at March 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$93.1	$8.2	$122.4	$—	$223.7
Receivables, net	70.8	—	35.8	—	106.6
Intercompany receivables	243.1	—	—	(243.1)	—
Merchandise inventories	147.4	10.2	154.0	—	311.6
Rental library, net	369.9	2.8	95.0	—	467.7
Deferred income taxes	—	—	14.9	—	14.9
Prepaid and other current assets	200.5	0.9	45.3	—	246.7

Total current assets	1,124.8	22.1	467.4	(243.1)	1,371.2
Property and equipment, net	508.8	3.6	168.7	—	681.1
Deferred income taxes	116.5	1.3	24.9	—	142.7
Investment in subsidiaries	248.5	—	—	(248.5)	—
Intangibles, net	6.7	—	19.9	—	26.6
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	24.0	3.3	5.3	—	32.6

	$2,681.1	$46.4	$827.5	$(491.6)	$3,063.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272.8	$4.8	$137.8	$—	$415.4
Intercompany payable	—	53.7	189.4	(243.1)	—
Accrued expenses	476.7	6.1	210.8	—	693.6
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	14.0	—	0.8	—	14.8
Deferred income taxes	116.5	1.3	13.7	—	131.5

Total current liabilities	900.5	65.9	552.5	(243.1)	1,275.8
Long-term debt, less current portion	979.2	—	—	—	979.2
Capital lease obligations, less current portion	59.1	—	0.1	—	59.2
Other liabilities	109.4	2.8	4.1	—	116.3

	2,048.2	68.7	556.7	(243.1)	2,430.5
Total stockholders’ equity	632.9	(22.3)	270.8	(248.5)	632.9

	$2,681.1	$46.4	$827.5	$(491.6)	$3,063.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$58.8	$(1.0)	$(16.8)	$—	$41.0

Investing activities:
Capital expenditures	(4.3)	(0.1)	(3.7)	—	(8.1)
Other investing activities	—	—	1.0	—	1.0

Net cash flow used for investing activities	(4.3)	(0.1)	(2.7)	—	(7.1)

Financing activities:
Net repayments on other notes and lines of credit	(80.2)	—	—	—	(80.2)
Cash dividends on common stock	(2.8)	—	—	—	(2.8)
Capital lease payments	(3.9)	—	(0.2)	—	(4.1)
Intercompany loans and investment activities	10.5	—	(10.5)	—	—

Net cash flow provided by (used for) financing activities	(76.4)	—	(10.7)	—	(87.1)

Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net decrease in cash and cash equivalents	(21.9)	(1.1)	(29.5)	—	(52.5)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$93.1	$8.2	$122.4	$—	$223.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Three Months Ended March 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow used for operating activities	$(68.5)	$—	$(41.2)	$—	$(109.7)

Investing activities:
Capital expenditures	(28.9)	(2.1)	(7.4)	—	(38.4)
Other investing activities	0.1	(0.5)	0.1	—	(0.3)

Net cash flow used for investing activities	(28.8)	(2.6)	(7.3)	—	(38.7)

Financing activities:
Proceeds from credit agreements	50.0	—	—	—	50.0
Repayments on credit agreements	(75.0)	—	—	—	(75.0)
Net repayments on other notes and lines of credit	(0.8)	—	—	—	(0.8)
Net proceeds from the exercise of stock options	0.4	—	—	—	0.4
Cash dividends on common stock	(3.9)	—	—	—	(3.9)
Capital lease payments	(5.1)	—	(0.2)	—	(5.3)
Intercompany loans	(1.3)	—	1.3	—	—

Net cash flow provided by (used for) financing activities	(35.7)	—	1.1	—	(34.6)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net decrease in cash and cash equivalents	(133.0)	(2.6)	(49.4)	—	(185.0)
Cash and cash equivalents at beginning of period	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of period	$50.0	$4.0	$91.3	$—	$145.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data (in millions, except margin and worldwide same-store data):

	Three Months Ended March 31,
	2006	2005
Statement of Operations Data:
Revenues	$1,429.4	$1,548.9
Cost of sales	627.1	685.1

Gross profit	802.3	863.8
Operating expenses	782.6	935.9

Operating income (loss)	19.7	(72.1)
Interest expense and other items, net	(24.2)	(21.6)

Loss before income taxes	(4.5)	(93.7)
Benefit for income taxes	2.6	36.2

Net loss	(1.9)	(57.5)
Preferred stock dividends	(2.8)	—

Net loss applicable to common stockholders	$(4.7)	$(57.5)

Cash Flow Data:
Cash flow provided by (used for) operating activities	$41.0	$(109.7)
Cash flow used for investing activities	(7.1)	(38.7)
Cash flow used for financing activities	(87.1)	(34.6)

Margins:
Rental margin (1)	66.0%	67.7%
Merchandise margin (2)	24.1%	23.1%
Gross margin (3)	56.1%	55.8%

Online Subscribers at end of period:	1.3	0.8

Worldwide Store Data:
Same-store revenues decrease (4)	(5.2)%	(0.4)%
Total system-wide stores at end of period	8,927	9,129

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange rates. Due to the integrated nature of the online pass, revenues generated from BLOCKBUSTER Online® have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 9,000 stores in the United States, its territories and 24 other countries as of March 31, 2006.

During late 2005, and in response to challenging industry conditions, we began to take aggressive actions aimed at improving the profitability of our business. These actions include reducing our overhead structure, optimizing our store portfolio and lowering our capital spending. In addition, we are working to improve our product margin mix by emphasizing our core rental business, including our integrated in-store and online offering. We view BLOCKBUSTER® as one brand and believe that our ability to integrate our online service with an in-store offering provides us with a distinct competitive advantage. We are continuing to leverage our in-store business in order to grow BLOCKBUSTER Online and believe that we will meet our goal of 2 million BLOCKBUSTER Online subscribers by the end of 2006. We believe that the combination of these actions, including our unique in-store and online rental proposition, will allow us to increase our market share, outperform the domestic rental industry in 2006 and improve our financial flexibility.

Our first quarter 2006 results, including increased profitability and cash flow from the first quarter of 2005 and positive domestic same-store rental revenues for the first time since 2003, are a reflection of this strategy. Total revenues for the first quarter of 2006 decreased from the first quarter of 2005 primarily because of the reduction in revenues from lower margin retail sales, a decrease in our company-operated store base since the first quarter of 2005, resulting from accelerated actions to optimize our store portfolio, and less advertising and promotional activity. However, this decrease in revenues and corresponding decrease in gross profit, were more than offset by a $153.3 million decrease in operating expenses from the first quarter of 2005 to the first quarter of 2006. The majority of this decrease came from our cost containment actions, including reducing advertising expenses, lowering store level compensation and controlling corporate overhead. These actions included completing a reduction-in-force during the first quarter of 2006 which resulted in $9.5 million in severance charges. They were also the main driver behind our $91.8 million increase in operating income from the first quarter of 2005 to the first quarter of 2006. We will continue to focus on cost containment and believe we are on track to reduce our corporate selling, general and administrative costs.

The increase in profitability and improvement in our domestic same-store rental revenues helped us increase our operating cash flow by $150.7 million from the first quarter of 2006 and pay down approximately $80 million in long-term debt during the first quarter of 2006. Additionally, because we reduced our merchandise inventory and accounts payable during late 2005, less cash was required during the first quarter of 2006 to pay down accounts payable as compared with prior years. We also reduced our capital expenditures by $30.3 million from the first quarter of 2005 and believe we are on track to lower our total capital expenditures to $90 million for 2006.

In addition, we continued to review our asset portfolio during the first quarter of 2006, resulting in the closure of 114 company-operated stores during the first quarter of 2006. We also began taking actions to close our operations in Spain in response to continued deterioration in market conditions, including the impact of piracy. We recognized approximately $12 million in expenses related to these closures during the first quarter of 2006. We expect to continue to close stores in the coming quarters and are continuing to consider the divestiture of our non-core assets and some of our remaining international operations upon acceptable terms.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues.    Revenues decreased $119.5 million, or 7.7%, from the first quarter of 2005 to the first quarter of 2006. The following is a summary of revenues by category:

	Three Months Ended March 31,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,064.3	74.5%	$1,105.3	71.4%	$(41.0)	(3.7)%
Merchandise sales	349.1	24.4%	425.9	27.5%	(76.8)	(18.0)%
Other revenues	16.0	1.1%	17.7	1.1%	(1.7)	(9.6)%

Total revenues	$1,429.4	100.0%	$1,548.9	100.0%	$(119.5)	(7.7)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(0.7)%	2.1%	(9.0)%
Merchandise sales	(16.2)%	(28.9)%	(4.1)%
Total revenues	(5.2)%	(4.4)%	(6.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    We implemented the “no late fees” program during the first quarter of 2005. However, the “no late fees” program does not apply at our non-Blockbuster branded stores in the United States or at our international locations excluding stores in Canada. In these locations, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

Rental revenues decreased $41.0 million, or 3.7%, in the first quarter of 2006 as compared with the first quarter of 2005. The following is a summary of rental revenues by product category:

	Three Months Ended March 31,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$762.1	71.6%	$823.6	74.5%	$(61.5)	(7.5)%
Base movie rental revenues—online	51.9	4.9%	22.5	2.0%	29.4	130.7%
Movie previously rented product (“PRP”) revenues	132.8	12.5%	122.4	11.1%	10.4	8.5%
Movie EVF revenues	18.0	1.7%	27.5	2.5%	(9.5)	(34.5)%

Total movie rental revenues	964.8	90.7%	996.0	90.1%	(31.2)	(3.1)%

Game rental revenues:
Base game rental revenues	77.3	7.3%	92.1	8.3%	(14.8)	(16.1)%
Game PRP revenues	20.8	1.9%	14.9	1.4%	5.9	39.6%
Game EVF revenues	1.4	0.1%	2.3	0.2%	(0.9)	(39.1)%

Total game rental revenues	99.5	9.3%	109.3	9.9%	(9.8)	(9.0)%

Total rental revenues	$1,064.3	100.0%	$1,105.3	100.0%	$(41.0)	(3.7)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(0.1)%	3.1%	(9.3)%
Game rental revenues	(6.7)%	(6.8)%	(6.2)%
Total rental revenues	(0.7)%	2.1%	(9.0)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $31.2 million, or 3.1%, in the first quarter of 2006 as compared with the first quarter of 2005. The decline in movie rental revenues resulted from the net reduction of 236 company-operated stores since the first quarter of 2005, a 0.1% decrease in worldwide same-store movie rental revenues and the impact of unfavorable foreign exchange rates.

While worldwide same-store movie rental revenues were relatively flat as compared to the first quarter of 2005, our domestic same-store movie rental revenues increased 3.1%. During the first quarter of 2006, we continued to face challenges due to negative industry trends currently facing the video rental industry. Additionally, our movie rental revenue results for the first quarter of 2005 included the impact of significant advertising and promotional activities and a much larger number of BLOCKBUSTER Movie Pass® subscribers. However, we believe that our domestic rental offerings, mainly BLOCKBUSTER Online and the elimination of extended viewing fees, and the transfer of a portion of the revenues from our closed stores helped to offset the impact of the declining industry conditions and the other negative revenue factors discussed above. Domestic same-store movie rental revenues were also affected by the deferral of all revenues from sales of non-returned product and restocking fees in the first quarter of 2005 in connection with the Assurance of Voluntary Compliance discussed in Note 4 to the consolidated financial statements. The growth in domestic same-store rental revenues was offset by a 9.3% decline in international same-store movie rental revenues. Our international stores continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that our combined in-store and online rental offering will favorably impact our domestic same-store rental revenues and will enable us to increase our market share and outperform the domestic rental industry for the remainder of 2006.

Game Rental Revenues.    Game rental revenues decreased $9.8 million, or 9.0%, in the first quarter of 2006 as compared with the first quarter of 2005 due to a 6.7% decline in worldwide same-store game rental revenues and the net reduction of 236 company-operated stores since the first quarter of 2005. The overall decline in game rental revenues was caused primarily by a decline in the supply and demand for new game titles as a result of new game platforms which are expected to be released in late 2006 and early 2007. The decrease in game rental revenues was partially offset by a $5.9 million increase in sales of previously played games. We believe customers view the availability of previously played games as a value alternative to buying higher-priced new games while waiting for the release of new game platforms.

Merchandise Sales.    Merchandise sales decreased $76.8 million, or 18.0%, in the first quarter of 2006 as compared with the first quarter of 2005. The following is a summary of merchandise sales by product category:

	Three Months Ended March 31,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$118.2	33.9%	$175.5	41.2%	$(57.3)	(32.6)%
Game sales	152.5	43.7%	161.1	37.8%	(8.6)	(5.3)%
General merchandise sales	78.4	22.4%	89.3	21.0%	(10.9)	(12.2)%

Total merchandise sales	$349.1	100.0%	$425.9	100.0%	$(76.8)	(18.0)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International(2)
Movie sales	(30.8)%	(39.5)%	(15.4)%
Game sales	(4.4)%	(26.2)%	6.1%
General merchandise sales	(8.1)%	(3.7)%	(12.2)%
Total merchandise sales	(16.2)%	(28.9)%	(4.1)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $57.3 million, or 32.6%, from the first quarter of 2005 to the first quarter of 2006 as a result of a 30.8% decrease in worldwide same-store movie sales and the net reduction of 236 company-operated stores since the first quarter of 2005. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin revenues. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. In addition, competition from mass-merchant sales of low-priced DVDs has caused the average selling price of our movies to decrease 5.7% from the first quarter of 2005. We expect that the our reduced levels of merchandise inventory will negatively impact our retail movie sales in coming quarters.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $8.6 million, or 5.3%, from the first quarter of 2005 to the first quarter of 2006, as a result of the impact of unfavorable foreign exchange rates and a 4.4% decrease in worldwide same-store game sales. Game sales were favorably impacted by the addition of approximately 30 company-operated free-standing RHINO VIDEO GAMES® and GAMESTATION® stores since the first quarter of 2005. The decrease in worldwide same-store game sales occurred domestically and resulted from a reduction in our merchandise inventory levels and a decrease in our marketing activities surrounding our game concepts. In addition, the supply and demand for new games was impacted by new game platforms expected to be released in late 2006 and early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements. The decrease in domestic same-store game sales was offset by a 6.1% increase in international same-store game sales resulting from the continued demand for traded games internationally. Overall unit sales of traded games increased 23.6% internationally during the first quarter of 2006 as compared with the first quarter of 2005. We expect that the reduction in our merchandise inventory levels and the anticipation of new game platforms will negatively impact our game sales in coming quarters.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $10.9 million, or 12.2%, from the first quarter of 2005 to the first quarter of 2006 due primarily to a 8.1% decline in same-store general merchandise sales caused by a decrease in confection sales both domestically and internationally and the net reduction of 236 company-operated stores since the first quarter of 2005.

Cost of Sales.    Cost of sales of $627.1 million in the first quarter of 2006 decreased $58.0 million, or 8.5%, from $685.1 million in the first quarter of 2005, as a result of the decrease in total revenues discussed above and changes in gross margin discussed below.

Gross Profit.    Gross profit of $802.3 million in the first quarter of 2006 decreased $61.5 million, or 7.1%, from $863.8 million in the first quarter of 2005, primarily as a result of a $119.5 million decrease in total revenues discussed above. The decrease in total revenues was offset by a slight increase in gross margin to 56.1% in the first quarter of 2006 from 55.8% in the first quarter of 2005. Total gross margin was impacted by a shift in total revenues from lower margin retail sales to higher margin rental revenues and changes in gross margins as discussed below.

Rental Gross Profit.    Rental gross profit of $702.0 million in the first quarter of 2006 decreased $45.9 million, or 6.1%, from $747.9 million in the first quarter of 2005. The decrease in rental gross profit was primarily due to the net reduction of 236 company-operated stores since the first quarter of 2005 and a decline in international same-store rental revenues. Additionally, our rental gross margin decreased from 67.7% in the first quarter of 2005 to 66.0% in the first quarter of 2006 mostly from increased product purchases and increased shipping costs to support the growth in BLOCKBUSTER Online.

Merchandise Gross Profit.    Merchandise gross profit of $84.3 million in the first quarter of 2006 decreased $13.9 million, or 14.2%, from merchandise gross profit of $98.2 million in the first quarter of 2005. The decrease in merchandise gross profit was primarily attributable to a corresponding decrease in new movie and game sales resulting from our reduction of retail inventory. The shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded product and general merchandise sales, caused merchandise gross margin to increase to 24.1% in the first quarter of 2006 as compared with 23.1% in the first quarter of 2005.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and intangible amortization, were $782.6 million in the first quarter of 2006, a decrease of $153.3 million, or 16.4%, from $935.9 million in the first quarter of 2005 mainly as a result of our ongoing cost containment measures. Total operating expenses decreased as a percentage of total revenues to 54.8% in the first quarter of 2006 from 60.4% in the first quarter of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $731.3 million in the first quarter of 2006, decreased $147.1 million, or 16.7%, from $878.4 million in the first quarter of 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 51.2% in the first quarter of 2006 as compared with 56.7% in the first quarter of 2005. The change in selling, general and administrative expense in the first quarter of 2006 resulted from the following items:

•	Advertising expense, which includes online subscriber acquisition costs, decreased $79.6 million, or 66.9%, reflecting approximately $50.0 million of advertising costs incurred for the national launch of the “no late fees” program in the first quarter of 2005, a lower level of spending for BLOCKBUSTER Online and decreased advertising of in-store promotions.

•	Compensation expense decreased $36.3 million, or 9.3%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in corporate employees. Additionally, compensation expense was impacted by a reduction in share-based compensation expense and the net reduction of 236 company-operated stores since the first quarter of 2005. These decreases were offset by approximately $7.5 million of incremental severance costs as a result of the reduction-in-force and approximately $4.2 million in severance costs associated with the closure of operations in Spain.

•	Other corporate and store expenses decreased $36.3 million, or 26.5%, due primarily to our cost reduction efforts and approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation in the first quarter of 2005.

•	Occupancy costs increased $5.1 million, or 2.2%, primarily as a result of approximately $5.2 million of incremental lease termination fees in connection with our closure of 114 stores in the first quarter of 2006. Occupancy costs also reflect the impact of general inflation on lease renewals and utilities offset by the impact of foreign exchange rates.

We will continue to focus on cost containment and believe we are on track to reduce our corporate selling, general and administrative costs.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $51.3 million in the first quarter of 2006 decreased $6.2 million, or 10.8%, as compared with $57.5 million in the first quarter of 2005. The decrease was primarily the result of reduced capital expenditures and the net reduction of 236 company-operated stores since the first quarter of 2005 and the impact of foreign exchange rates.

Operating Income (Loss).    Operating income of $19.7 million in the first quarter of 2006 represents an increase in operating income of $91.8 million from operating loss of $72.1 million in the first quarter of 2005. This increase was due to the changes discussed above.

Interest Expense.    Interest expense of $26.7 million in the first quarter of 2006 increased $5.9 million, or 28.4%, as compared with $20.8 million in the first quarter of 2005. The increase in interest expense was primarily related to higher interest rates on our variable rate debt during the first quarter of 2006 as compared with the first quarter of 2005.

Benefit for Income Taxes.    We recognized a benefit for income taxes of $2.6 million in the first quarter of 2006 as compared with a benefit of $36.2 million in the first quarter of 2005. The benefit for income taxes in the first quarter of 2006 includes a tax benefit of $6.7 million that is a result of the resolution of specific international income tax audit issues.

Net Loss.    Net loss of $1.9 million in the first quarter of 2006 represents a $55.6 million improvement from net loss of $57.5 million in the first quarter of 2005. This improvement was the result of the focus on profitability discussed above.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our recent financial results, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and has caused some of our trade creditors to impose increasingly less favorable terms and continuing uncertainty could result in even more unfavorable terms from our trade creditors.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At March 31, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.3% to 8.7% at March 31, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.6% to 8.9% at March 31, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	14.8	15.9

	$35.3	$36.4

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At March 31, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility, interest rate ranging from 8.7% to 8.8% at March 31, 2006	$60.0	$135.0
Term A loan, interest rate ranging from 8.3% to 8.7% at March 31, 2006	77.5	81.3
Term B loan, interest rate ranging from 8.6% to 8.9% at March 31, 2006	541.7	543.1
Senior subordinated notes, interest rate of 10.0%	300.0	300.0

Total long-term debt, less current portion	979.2	1,059.4
Capital lease obligations, less current portion	59.2	62.2

	$1,038.4	$1,121.6

As of March 31, 2006, $60.0 million of borrowings was outstanding under our revolving credit facility and $639.7 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $51.1 million reserved to support other letters of credit, totaled $238.9 million at March 31, 2006. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at March 31, 2006 for our borrowings under the credit facilities was 8.7%. As of March 31, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of March 31, 2006, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of our senior subordinated notes, we are obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Alternatively, if the exchange offer for our senior subordinated notes is not available or cannot be completed, we will be required to use our reasonable best efforts to file a shelf registration statement to cover resales of our senior subordinated notes under the Securities Act. As of February 18, 2006, we began incurring additional interest expense of the maximum of 1.0% per annum because an exchange offer for our senior subordinated notes was not completed. We filed a registration statement with the SEC with respect to an exchange offer on March 15, 2006. Our registration statement was declared effective by the SEC on April 20, 2006, at which time an exchange offer for the senior subordinated notes was commenced. The exchange offer is currently scheduled to expire on May 18, 2006. Once the exchange offer has been completed, the interest rate on the senior subordinated notes will revert to 9.0% per annum.

During 2005, we entered into three amendments to our credit agreement. As a result of the third amendment, our credit facilities require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of our credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, our credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of our facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. We were in compliance with the covenants required by our credit agreement as of March 31, 2006 and expect to continue to be in compliance with the covenants over the next twelve months.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of March 31, 2006 are expected to be approximately $15.3 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $156.3 million in 2009 and a total of $764.7 million in years thereafter.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments are due at the end of the first quarter of the following year. For the three months ended March 31, 2006, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2006.

Consolidated Cash Flows

Operating Activities.    Net cash flow for operating activities increased $150.7 million from $109.7 million used for operating activities for the first quarter of 2005 to $41.0 million provided by operating activities for the first quarter of 2006. The increase in operating cash flows resulted primarily from a $95.5 million increase in net income as adjusted for non-cash items, such as depreciation and intangible amortization, share-based compensation and deferred taxes and other items. Additionally, changes in working capital used $26.9 million of cash during the first quarter of 2006 as compared with $75.6 million during the first quarter of 2005. In prior years, we used a significant portion of our cash to pay down accounts payable during the first quarter. Because we substantially lowered our merchandise inventory and accounts payable during late 2005, less cash was required to pay down our accounts payable during the first quarter of 2006.

Investing Activities.    Net cash flow used for investing activities decreased $31.6 million from $38.7 million for the first quarter of 2005 to $7.1 million for the first quarter of 2006. The decrease was mainly due to an approximately $30 million reduction in cash used for capital expenditures. We expect capital expenditures for 2006 to total approximately $90 million.

Financing Activities.    Net cash flow used for financing activities for the first quarter of 2006 increased $52.5 million from $34.6 million in the first quarter of 2005 as compared with $87.1 million in the first quarter of 2006. This change was primarily due to $80.2 million in repayments of long-term debt under our credit facilities during the first quarter of 2006, as compared with $25.0 million in net repayments of long-term debt under our credit facilities for the first quarter of 2005.

Other Financial Measurements: Working Capital

At March 31, 2006, we had cash and cash equivalents of $223.7 million. Working capital was $95.4 million as compared with $105.9 million at December 31, 2005.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking, including those relating to (i) our overall strategies and our related initiatives and investments, including our “no late fees” program and our online business, and our expectations with respect to the competitive and financial impact of these and other initiatives; (ii) our outlook for the home video industry, including our expectations with respect to industry consolidation, and our beliefs with respect to our ability to improve profitability, increase market share and outperform the domestic rental industry in 2006; (iii) our expectations with respect to reducing operating expenses and capital expenditures; (iv) our goals for subscriber growth and for the profitability of our online rental business; (v) our expectations with respect to store closures, divestitures or other strategic alternatives with respect to our asset portfolio; (vi) our expectations regarding liquidity, including our anticipated needs for, and sources of, funds and regarding compliance with restrictions and covenants in our debt agreements, and our corresponding ability to improve our financial flexibility; (vii) our plans for managing exposure to interest and currency exchange rate fluctuations; and (viii) our expectations and intentions relating to outstanding litigation.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program and our online business, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with services, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control and reduce overall operating expenses and capital expenditures;

(x)

our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business, including our trading activities; and

(xvii)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. Further, the forward-looking statements included in this report and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of March 31, 2006 and 2005, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under this credit agreement totaled $699.7 million at March 31, 2006, and the weighted-average interest rate for these borrowings was 8.7%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $7.0 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have increased by $17.8 million and operating income would have decreased by $1.2 million for the three months ended March 31, 2006, if foreign exchange rates at March 31, 2006 were consistent with exchange rates at March 31, 2005.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.3% and 32.1% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro, and the Canadian Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 4 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on pages 38 through 39 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Larry J. Zine
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 9, 2006

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.2	Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K, filed on November 15, 2005).

4.6	Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006).

4.7	Registration Rights Agreement dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and the Initial Purchasers named therein with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-132446), filed on March 15, 2006).

Executive Officer Employment and Separation Agreements

10.1	Letter Agreement between Blockbuster Inc. and Edward B. Stead dated February 28, 2006 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 1, 2006).

10.2	Letter Agreement between Blockbuster Inc. and Larry Zine dated February 21, 2006 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 23, 2006).

Other Exhibits

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.