Form 10-Q
period 2006-06-30
BLOCKBUSTER INC
filed 2006-08-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 4, 2006:

Class A common stock, par value $.01 per share: 118,753,396

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Base rental revenues	$821.0	$846.3	$1,709.1	$1,778.6
Previously rented product (“PRP”) revenues	150.9	148.5	303.1	285.3
Extended viewing fee (“EVF”) revenues	18.3	20.2	37.2	48.9

Total rental revenues	990.2	1,015.0	2,049.4	2,112.8
Merchandise sales	314.3	355.9	660.6	775.7
Other revenues	14.0	17.7	29.9	35.4

	1,318.5	1,388.6	2,739.9	2,923.9

Cost of sales:
Cost of rental revenues	349.0	341.7	709.1	697.1
Cost of merchandise sold	231.8	281.0	493.4	603.8

	580.8	622.7	1,202.5	1,300.9

Gross profit	737.7	765.9	1,537.4	1,623.0

Operating expenses:
General and administrative	654.4	698.2	1,336.6	1,450.4
Advertising	34.5	55.6	73.7	174.2
Depreciation and intangible amortization	55.2	68.1	106.4	125.6

	744.1	821.9	1,516.7	1,750.2

Operating income (loss)	(6.4)	(56.0)	20.7	(127.2)
Interest expense	(26.1)	(22.0)	(52.9)	(42.8)
Interest income	4.4	0.9	5.7	1.9
Other items, net	0.5	(1.0)	1.8	(2.8)

Loss before income taxes	(27.6)	(78.1)	(24.7)	(170.9)
Benefit for income taxes	88.3	22.7	90.9	58.7

Income (loss) from continuing operations	60.7	(55.4)	66.2	(112.2)
Income (loss) from discontinued operations, net of tax (Note 5)	7.7	(1.8)	0.3	(2.5)

Net income (loss)	68.4	(57.2)	66.5	(114.7)
Preferred stock dividends	(2.8)	—	(5.6)	—

Net income (loss) applicable to common stockholders	$65.6	$(57.2)	$60.9	$(114.7)

Net income (loss) per common share:
Basic
Continuing operations	$0.31	$(0.30)	$0.33	$(0.61)
Discontinued operations	0.04	(0.01)	0.00	(0.01)

Net income (loss)	$0.35	$(0.31)	$0.33	$(0.62)

Diluted
Continuing operations	$0.28	$(0.30)	$0.31	$(0.61)
Discontinued operations	0.03	(0.01)	0.00	(0.01)

Net income (loss)	$0.31	$(0.31)	$0.31	$(0.62)

Weighted-average common shares outstanding:
Basic	186.9	183.7	186.8	183.7

Diluted	217.9	183.7	217.5	183.7

Cash dividends per common share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125.0	$276.2
Receivables, less allowances of $6.0 and $6.4 for 2006 and 2005, respectively	98.1	127.8
Merchandise inventories	295.6	310.3
Rental library, net	436.0	475.5
Deferred income taxes	15.6	15.6
Prepaid and other current assets	252.8	218.4

Total current assets	1,223.1	1,423.8
Property and equipment, net	646.4	723.5
Deferred income taxes	129.1	159.6
Intangibles, net	27.0	26.9
Goodwill	809.2	809.2
Other assets	30.0	36.6

	$2,864.8	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$306.3	$368.1
Accrued expenses	602.2	765.3
Current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	13.6	15.9
Deferred income taxes	117.1	148.1

Total current liabilities	1,059.7	1,317.9
Long-term debt, less current portion	914.1	1,059.4
Capital lease obligations, less current portion	55.7	62.2
Other liabilities	119.5	108.5

	2,149.0	2,548.0

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; 0.15 shares issued and outstanding for 2006 and 2005 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 115.1 and 114.6 shares issued and outstanding for 2006 and 2005, respectively	1.2	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2006 and 2005	0.7	0.7
Additional paid-in capital	5,366.7	5,360.9
Retained deficit	(4,769.9)	(4,836.4)
Accumulated other comprehensive loss	(32.9)	(44.7)

Total stockholders’ equity	715.8	631.6

	$2,864.8	$3,179.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$66.5	$(114.7)
Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	106.4	125.7
Rental library purchases	(306.1)	(462.9)
Rental library amortization	355.7	450.8
Non-cash share-based compensation	13.7	21.4
Gain on sale of store real estate	(6.4)	—
Deferred taxes and other	1.7	(78.4)
Change in operating assets and liabilities:
Decrease in receivables	30.5	51.9
Decrease in merchandise inventories	20.9	94.5
Increase in prepaid and other assets	(37.0)	(52.7)
Decrease in accounts payable	(66.8)	(158.3)
Decrease in accrued expenses and other liabilities	(161.4)	(64.6)

Net cash flow provided by (used for) operating activities	17.7	(187.3)

Cash flows from investing activities:
Capital expenditures	(23.8)	(79.5)
Proceeds from sale of store real estate	7.8	—
Other investing activities	1.7	(0.9)

Net cash flow used for investing activities	(14.3)	(80.4)

Cash flows from financing activities:
Proceeds from credit agreement	—	175.0
Repayments on credit agreement	(145.3)	(75.0)
Net repayments on other notes	—	(0.7)
Net proceeds from the exercise of stock options	—	0.9
Cash dividends	(5.6)	(7.8)
Payment of debt financing costs	—	(1.3)
Capital lease payments	(8.4)	(10.7)

Net cash flow provided by (used for) financing activities	(159.3)	80.4

Effect of exchange rate changes on cash	4.7	(4.3)

Net decrease in cash and cash equivalents	(151.2)	(191.6)
Cash and cash equivalents at beginning of period	276.2	330.3

Cash and cash equivalents at end of period	$125.0	$138.7

Supplemental cash flow information:
Cash payments for interest	$51.6	$39.0
Cash payments (refunds) for taxes, net	$(2.7)	$12.9
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$—	$2.9

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

Severance Charges

During the three months ended March 31, 2006, the Company incurred severance costs of $9.5 million as a result of involuntary employee terminations initiated during that quarter as part of the Company’s focus on operating expense management. Additionally, the Company incurred $7.2 million and $9.2 million, respectively, in severance costs for the three and six months ended June 30, 2005 associated with involuntary employee terminations. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2006, the remaining liability related to the 2006 termination benefits was $5.1 million after payments of $4.4 million during the six months ended June 30, 2006.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Store Closures

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the month that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for reasonable subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accruals for straight-line average rent or tenant allowances. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the three and six months ended June 30, 2006, the Company incurred $9.1 million and $15.3 million, respectively, in operating expenses related to store closures. This includes $6.3 million and $12.5 million in charges to establish reserves for or pay lease termination costs associated with the closure of company-owned store locations during the three and six months ended June 30, 2006, net of remaining accruals for straight-line average rent and tenant allowances of $2.0 million. As of June 30, 2006, the remaining liability to be paid in the future related to these reserves was $7.2 million after the payment of $7.3 million in rent and lease termination costs during the six months ended June 30, 2006. The remaining operating expenses incurred during the three and six months ended June 30, 2006 reflect accelerated depreciation of store assets during the period.

Sale of Store Real Estate

During the second quarter of 2006, the Company sold the land and building associated with one company-owned property to an independent third party. The net proceeds from the sale were $7.8 million. As a result, the Company recorded a gain on sale of $6.4 million, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. During the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that projected continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. This resulted in impairment charges of $9.0 million which has been included in “Depreciation and intangible amortization” and $0.2 million which has been included in “Income (loss) from discontinued operations” in the Consolidated Statements of Operations for the three and six months ended June 30, 2005.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. During the three months ended March 31, 2005, the Company spent $12.6 million in conjunction with its efforts to purchase Hollywood, which has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 7.0 million and 7.5 million shares of Class A common stock were outstanding as of June 30, 2006 and 2005, respectively. Additionally, 4.3 million and 6.7 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of June 30, 2006 and 2005, respectively. Because their inclusion would be anti-dilutive, all stock options, restricted shares and restricted share units for the three and six months ended June 30, 2005 were excluded from the computation of the weighted-average shares for diluted EPS. For the three and six months ended June 30, 2006, all stock options were excluded from the computation of the weighted-average shares for diluted EPS because the option exercise price was greater than the average market price of the common stock and the effect of their inclusion would be anti-dilutive.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average shares for basic EPS	186.9	183.7	186.8	183.7
Incremental shares for restricted shares and restricted share units and Series A convertible preferred stock	31.0	—	30.7	—

Weighted-average shares for diluted EPS	217.9	183.7	217.5	183.7

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $32.9 million and $44.7 million as of June 30, 2006 and December 31, 2005.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$68.4	$(57.2)	$66.5	$(114.7)
Foreign currency translation adjustment, net of tax	12.1	0.1	11.8	(9.4)

Total comprehensive income (loss)	$80.5	$(57.1)	$78.3	$(124.1)

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

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and enacted legislation. The Company establishes tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While the Company believes that the amount of its estimated tax reserve is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on the Company’s results of operations. Any tax benefit from the favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations.

During the three and six months ended June 30, 2006, the Company recognized a tax benefit of $105.2 million and $111.9 million, respectively, resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the six months ended June 30, 2006. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the six months ended June 30, 2006 associated with this benefit. The total benefit for the six months ended June 30, 2006 consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities of approximately $94 million.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The FASB Task Force concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The Task Force provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. The Task Force also provided guidance on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s consolidated financial statements.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

will apply the guidance of FSP 143-1 as it relates to the European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The Company does not expect the adoption of FSP 143-1 to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At June 30, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.4% to 8.8% at June 30, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.5% to 9.3% at June 30, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	13.6	15.9

	$34.1	$36.4

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At June 30, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.4% to 8.8% at June 30, 2006	73.7	81.3
Term B loan, interest rate ranging from 8.5% to 9.3% at June 30, 2006	540.4	543.1
Senior subordinated notes, interest rate of 9% at June 30, 2006	300.0	300.0

Total long-term debt, less current portion	914.1	1,059.4
Capital lease obligations, less current portion	55.7	62.2

	$969.8	$1,121.6

As of June 30, 2006, no balance was outstanding under the Company’s revolving credit facility and $634.6 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility of $292.7 million at June 30, 2006 excludes the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $57.3 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

federal funds rate plus applicable margins, at the Company’s option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at June 30, 2006 for borrowings under the credit facilities was 8.8%. As of June 30, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of June 30, 2006, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company was obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933 (the “Securities Act”). As of February 18, 2006, the Company began incurring additional interest expense at the maximum of 1.0% per annum because an exchange offer for the senior subordinated notes had not been completed. The exchange offer was completed on May 30, 2006, which resulted in the interest rate on the senior subordinated notes reverting back to 9.0% per annum.

The Company’s credit agreement requires compliance with various covenants. As of June 30, 2006, the Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the third amendment to the Company’s credit agreement and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. For the six months ended June 30, 2006, the Company generated excess cash flow, as defined by the credit agreement. However, the Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2006.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the three months ended June 30, 2006 and 2005, the Company recognized $2.0 million and $4.4 million, respectively, of share-based compensation expense related to stock options and $4.6 million and $7.2 million, respectively, of share-based compensation expense related to restricted shares and restricted share units. For the six months ended June 30, 2006 and 2005, the Company recognized $3.9 million and $8.9 million, respectively, of share-based compensation expense related to stock options and $9.8 million and $12.8 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

In February 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees which are contingent upon the Company meeting specific performance goals. These awards, if granted, will vest in three equal installments on each of May 5, 2007, May 5, 2008 and May 5, 2009. The Company is recognizing compensation expense relating to these awards as it is

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

probable that the performance conditions will be achieved. However, these awards will not be granted until the performance goals are actually met.

During the six months ended June 30, 2006, no stock options were granted to employees, no stock options were exercised and 0.3 million stock options were cancelled. In addition, 0.1 million restricted shares were granted to employees, 0.5 million restricted shares and restricted share units vested and 1.2 million restricted shares and restricted share units were cancelled during the six months ended June 30, 2006. As of June 30, 2006, 7.0 million stock options and 6.0 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of June 30, 2006 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)(2)	Stock Options	Total
Six month period ended December 31, 2006	$8.4	$2.7	$11.1
Year ended December 31, 2007	7.8	2.3	10.1
Year ended December 31, 2008 and thereafter	2.7	—	2.7

Total	$18.9	$5.0	$23.9

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of any termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of June 30, 2006. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of any termination of Mr. Antioco’s employment with the Company.

(2)	The unamortized compensation expense related to performance-based awards was estimated based on the assumption that the Company will achieve the performance goals at its current estimated level. However, the actual recognized compensation expense related to these performance-based awards could change based upon the Company’s actual performance against these goals. The Company reviews these performance measures on a quarterly basis.

Note 4—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al. v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

$20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorney’s fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. Blockbuster continues to deny all material allegations of the complaint. On June 15, 2006, Blockbuster filed a notice stating its intention to appeal the judgment to the Fifth Court of Appeals, Dallas County, Texas. Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Blockbuster has made no accrual for this loss contingency.

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By Order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (the “Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability. Blockbuster believes the plaintiffs’ positions in this action are without merit and intends to continue to vigorously defend itself in the litigation.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorney’s fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorney’s fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself in the lawsuit. On March 10, 2003, in Marc Yedid v. Blockbuster Canada, filed on November 23, 2001, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004, the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs have appealed. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorney’s fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York. Blockbuster removed the case to the United States District Court, Eastern District of New York. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. Blockbuster removed the case to the United States District Court, Southern District of New York. Both the Lustberg and Galeno suits allege breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit sought actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. On November 17, 2005, the United States District Court, Eastern District of Oklahoma ordered plaintiff’s individual claim to arbitration. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

On November 10, 2005, Congregation Ezra Sholom filed a putative collective class action complaint under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”), in the United States District Court for the Northern District of Texas. On January 4, 2006, Victor Allgeier filed a putative collective class action complaint under the Exchange Act in the United States District Court for the Northern District of Texas. On April 28, 2006, the Sholom and Allgeier lawsuits were consolidated. The consolidated lawsuit purports to be filed on behalf of those persons who purchased Blockbuster stock between September 8, 2004 and August 9, 2005. In the consolidated lawsuit, plaintiffs assert claims against Blockbuster, National Amusements Inc., Viacom, John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Philippe P. Dauman, Michael D. Fricklas, Linda Griego, Mel Karmazin, John L. Muething, Sumner M. Redstone and Larry J. Zine. Plaintiffs claim the above-referenced defendants committed securities fraud in violation of the Exchange Act by failing to disclose at the time of the Blockbuster split-off from Viacom that Blockbuster lacked the financial and other resources required to implement initiatives announced at that time. Plaintiffs claim violations of the Exchange Act for allegedly false and misleading statements and omissions of material fact by the defendants regarding Blockbuster’s financial results. Plaintiffs seek compensatory damages, court costs, attorney’s fees and expert witness fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On November 16, 2005, Katherine Corthon filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Southern District of New York purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. On May 15, 2006, plaintiff filed an amended complaint and asserted claims against Viacom, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes and Mel Karmazin. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that Blockbuster has sold and/or offered for sale in the United States a service that infringes two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleges that Blockbuster has actively induced and/or contributed to others’ infringement of the two patents. The lawsuit seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. Blockbuster believes that Netflix’s claims are without merit and intends to defend itself vigorously in the lawsuit. On June 13, 2006, Blockbuster answered and asserted antitrust counterclaims against Netflix. The counterclaims allege that, among other things, the Netflix patents are unenforceable and were obtained through deceptive

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

practices, and that the attempt to enforce them against Blockbuster is an attempt to monopolize the online rental business. Blockbuster also alleges that Netflix failed to inform the U.S. Patent Office of previous patents and previous business methods of other companies, despite the legal duty to make such disclosures.

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

Note 5—Discontinued Operations

During the three months ended June 30, 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company closed all of its store locations in Spain. As a result, the operations of Spain have been classified as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company’s consolidated financial statements and related notes have been adjusted to reflect Spain as a discontinued operation for all periods presented.

An impairment of the Company’s long-lived assets in Spain was recorded in previous periods, as well as $4.2 million in severance costs and $1.7 million in inventory charges associated with the closure of these locations which were recorded in the first quarter of 2006.

The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1.2	$10.0	$9.3	$23.6

Loss before income taxes	$(6.3)	$(2.8)	$(13.7)	$(3.7)
Benefit for income taxes (Note 1)	14.0	1.0	14.0	1.2

Income (loss) from discontinued operations	$7.7	$(1.8)	$0.3	$(2.5)

Note 6—Condensed Consolidating Financial Statements

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

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

	Statement of Operations for the Three Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$759.3	$4.1	$226.8	$—	$990.2
Merchandise sales	110.4	14.5	189.4	—	314.3
Other revenues	16.2	17.5	2.5	(22.2)	14.0

	885.9	36.1	418.7	(22.2)	1,318.5

Cost of sales:
Cost of rental revenues	270.4	1.4	77.2	—	349.0
Cost of merchandise sold	79.3	9.8	142.7	—	231.8

	349.7	11.2	219.9	—	580.8

Gross profit	536.2	24.9	198.8	(22.2)	737.7

Operating expenses:
General and administrative	463.1	28.9	184.6	(22.2)	654.4
Advertising	27.7	—	6.8	—	34.5
Depreciation and intangible amortization	39.0	1.1	15.1	—	55.2

	529.8	30.0	206.5	(22.2)	744.1

Operating income (loss)	6.4	(5.1)	(7.7)	—	(6.4)
Interest expense	(25.1)	—	(2.3)	1.3	(26.1)
Interest income	5.0	—	0.7	(1.3)	4.4
Other items, net	(26.5)	—	27.0	—	0.5

Income (loss) before income taxes	(40.2)	(5.1)	17.7	—	(27.6)
Benefit (provision) for income taxes	91.7	—	(3.4)	—	88.3
Equity in income (loss) of affiliated companies, net of tax	2.9	—	—	(2.9)	—

Income (loss) from continuing operations	54.4	(5.1)	14.3	(2.9)	60.7
Income (loss) from discontinued operations, net of tax	14.0	—	(6.3)	—	7.7

Net income (loss)	68.4	(5.1)	8.0	(2.9)	68.4
Preferred stock dividends	(2.8)	—	—	—	(2.8)

Net income (loss) applicable to common stockholders	$65.6	$(5.1)	$8.0	$(2.9)	$65.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Three Months Ended June 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$766.4	$12.6	$238.0	$(2.0)	$1,015.0
Merchandise sales	159.7	17.9	178.3	—	355.9
Other revenues	23.5	26.8	2.6	(35.2)	17.7

	949.6	57.3	418.9	(37.2)	1,388.6

Cost of sales:
Cost of rental revenues	257.7	10.4	75.6	(2.0)	341.7
Cost of merchandise sold	129.8	12.8	138.4	—	281.0

	387.5	23.2	214.0	(2.0)	622.7

Gross profit	562.1	34.1	204.9	(35.2)	765.9

Operating expenses:
General and administrative	499.2	41.0	193.2	(35.2)	698.2
Advertising	45.3	0.6	9.7	—	55.6
Depreciation and intangible amortization	41.6	0.9	25.6	—	68.1

	586.1	42.5	228.5	(35.2)	821.9

Operating loss	(24.0)	(8.4)	(23.6)	—	(56.0)
Interest expense	(20.8)	—	(2.2)	1.0	(22.0)
Interest income	1.5	0.1	0.3	(1.0)	0.9
Other items, net	(30.6)	—	29.6	—	(1.0)

Income (loss) before income taxes	(73.9)	(8.3)	4.1	—	(78.1)
Benefit for income taxes	19.3	3.2	0.2	—	22.7
Equity in income (loss) of affiliated companies, net of tax	(3.6)	—	—	3.6	—

Income (loss) from continuing operations	(58.2)	(5.1)	4.3	3.6	(55.4)
Income (loss) from discontinued operations, net of tax	1.0	—	(2.8)	—	(1.8)

Net income (loss)	$(57.2)	$(5.1)	$1.5	$3.6	$(57.2)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,574.6	$8.9	$465.9	$—	$2,049.4
Merchandise sales	241.8	34.1	384.7	—	660.6
Other revenues	33.4	37.1	5.4	(46.0)	29.9

	1,849.8	80.1	856.0	(46.0)	2,739.9

Cost of sales:
Cost of rental revenues	551.6	2.9	154.6	—	709.1
Cost of merchandise sold	176.8	22.8	293.8	—	493.4

	728.4	25.7	448.4	—	1,202.5

Gross profit	1,121.4	54.4	407.6	(46.0)	1,537.4

Operating expenses:
General and administrative	949.4	64.1	369.1	(46.0)	1,336.6
Advertising	57.3	—	16.4	—	73.7
Depreciation and intangible amortization	74.6	1.6	30.2	—	106.4

	1,081.3	65.7	415.7	(46.0)	1,516.7

Operating income (loss)	40.1	(11.3)	(8.1)	—	20.7
Interest expense	(50.7)	—	(6.0)	3.8	(52.9)
Interest income	7.9	—	1.6	(3.8)	5.7
Other items, net	(24.8)	—	26.6	—	1.8

Income (loss) before income taxes from continuing operations	(27.5)	(11.3)	14.1	—	(24.7)
Benefit (provision) for income taxes	91.7	—	(0.8)	—	90.9
Equity in income (loss) of affiliated companies, net of tax	(11.7)	—	—	11.7	—

Income (loss) from continuing operations	52.5	(11.3)	13.3	11.7	66.2
Income (loss) from discontinued operations, net of tax	14.0	—	(13.7)	—	0.3

Net income (loss)	66.5	(11.3)	(0.4)	11.7	66.5
Preferred Stock dividends	(5.6)	—	—	—	(5.6)

Net income (loss) applicable to common stockholders	$60.9	$(11.3)	$(0.4)	$11.7	$60.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,582.5	$28.1	$508.6	$(6.4)	$2,112.8
Merchandise sales	352.4	37.2	386.1	—	775.7
Other revenues	47.5	52.2	5.7	(70.0)	35.4

	1,982.4	117.5	900.4	(76.4)	2,923.9

Cost of sales:
Cost of rental revenues	520.5	24.1	158.9	(6.4)	697.1
Cost of merchandise sold	281.6	25.6	296.6	—	603.8

	802.1	49.7	455.5	(6.4)	1,300.9

Gross profit	1,180.3	67.8	444.9	(70.0)	1,623.0

Operating expenses:
General and administrative	1,045.1	81.2	394.1	(70.0)	1,450.4
Advertising	147.2	1.0	26.0	—	174.2
Depreciation and intangible amortization	82.1	1.6	41.9	—	125.6

	1,274.4	83.8	462.0	(70.0)	1,750.2

Operating loss	(94.1)	(16.0)	(17.1)	—	(127.2)
Interest expense	(41.3)	—	(4.0)	2.5	(42.8)
Interest income	3.8	0.1	0.5	(2.5)	1.9
Other items, net	(32.0)	—	29.2	—	(2.8)

Income (loss) before income taxes	(163.6)	(15.9)	8.6	—	(170.9)
Benefit (provision) for income taxes	53.2	6.1	(0.6)	—	58.7
Equity in income (loss) of affiliated companies, net of tax	(5.5)	—	—	5.5	—

Income (loss) from continuing operations	(115.9)	(9.8)	8.0	5.5	(112.2)
Income (loss) from discontinued operations, net of tax	1.2	—	(3.7)	—	(2.5)

Net income (loss)	$(114.7)	$(9.8)	$4.3	$5.5	$(114.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Balance Sheet at June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$40.0	$8.5	$76.5	$—	$125.0
Receivables, net	63.9	—	34.2	—	98.1
Intercompany receivables	259.7	—	—	(259.7)	—
Merchandise inventories	129.9	8.7	157.0	—	295.6
Rental library, net	341.9	2.8	91.3	—	436.0
Deferred income taxes	—	—	15.6	—	15.6
Prepaid and other current assets	198.1	0.5	54.2	—	252.8

Total current assets	1,033.5	20.5	428.8	(259.7)	1,223.1
Property and equipment, net	479.7	2.5	164.2	—	646.4
Deferred income taxes	102.0	1.4	25.7	—	129.1
Investment in subsidiaries	268.9	—	—	(268.9)	—
Intangibles, net	6.5	—	20.5	—	27.0
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	23.9	3.3	2.8	—	30.0

	$2,566.3	$43.8	$783.3	$(528.6)	$2,864.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177.5	$2.7	$126.1	$—	$306.3
Intercompany payable	—	56.9	202.8	(259.7)	—
Accrued expenses	461.1	9.1	132.0	—	602.2
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	12.9	—	0.7	—	13.6
Deferred income taxes	102.0	1.4	13.7	—	117.1

Total current liabilities	774.0	70.1	475.3	(259.7)	1,059.7
Long-term debt, less current portion	914.1	—	—	—	914.1
Capital lease obligations, less current portion	55.6	—	0.1	—	55.7
Other liabilities	106.8	1.1	11.6	—	119.5

	1,850.5	71.2	487.0	(259.7)	2,149.0
Total stockholders’ equity	715.8	(27.4)	296.3	(268.9)	715.8

	$2,566.3	$43.8	$783.3	$(528.6)	$2,864.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$81.9	$(0.6)	$(63.6)	$—	$17.7

Investing activities:
Capital expenditures	(14.3)	(0.2)	(9.3)	—	(23.8)
Proceeds from sale of store real estate	7.8	—	—	—	7.8
Other investing activities	0.1	—	1.6	—	1.7

Net cash flow used for investing activities	(6.4)	(0.2)	(7.7)	—	(14.3)

Financing activities:
Repayments on credit agreement	(145.3)	—	—	—	(145.3)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(8.1)	—	(0.3)	—	(8.4)
Intercompany loans and investment activities	8.5	—	(8.5)	—	—

Net cash flow used for financing activities	(150.5)	—	(8.8)	—	(159.3)

Effect of exchange rate changes on cash	—	—	4.7	—	4.7

Net decrease in cash and cash equivalents	(75.0)	(0.8)	(75.4)	—	(151.2)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$40.0	$8.5	$76.5	$—	$125.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Cash Flows for the Six Months Ended June 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$(118.9)	$3.1	$(71.5)	$—	$(187.3)

Investing activities:
Capital expenditures	(60.4)	(3.0)	(16.1)	—	(79.5)
Other investing activities	(1.0)	—	0.1	—	(0.9)

Net cash flow used for investing activities	(61.4)	(3.0)	(16.0)	—	(80.4)

Financing activities:
Proceeds from credit agreements	175.0	—	—	—	175.0
Repayments on credit agreements	(75.0)	—	—	—	(75.0)
Net repayments on other notes and lines of credit	(0.7)	—	—	—	(0.7)
Net proceeds from the exercise of stock options	0.9	—	—	—	0.9
Cash dividends	(7.8)	—	—	—	(7.8)
Payment of debt financing costs	(1.3)	—	—	—	(1.3)
Capital lease payments	(10.4)	—	(0.3)	—	(10.7)
Intercompany loans	(19.0)	—	19.0	—	—

Net cash flow provided by financing activities	61.7	—	18.7	—	80.4

Effect of exchange rate changes on cash	—	—	(4.3)	—	(4.3)

Net increase (decrease) in cash and cash equivalents	(118.6)	0.1	(73.1)	—	(191.6)
Cash and cash equivalents at beginning of period	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of period	$64.4	$6.7	$67.6	$—	$138.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues	$1,318.5	$1,388.6	$2,739.9	$2,923.9
Cost of sales	580.8	622.7	1,202.5	1,300.9

Gross profit	737.7	765.9	1,537.4	1,623.0
Operating expenses	744.1	821.9	1,516.7	1,750.2

Operating income (loss)	(6.4)	(56.0)	20.7	(127.2)
Interest expense and other items, net	(21.2)	(22.1)	(45.4)	(43.7)

Loss before income taxes	(27.6)	(78.1)	(24.7)	(170.9)
Benefit for income taxes	88.3	22.7	90.9	58.7

Income (loss) from continuing operations	60.7	(55.4)	66.2	(112.2)
Income (loss) from discontinued operations, net of tax	7.7	(1.8)	0.3	(2.5)

Net income (loss)	68.4	(57.2)	66.5	(114.7)
Preferred stock dividends	(2.8)	—	(5.6)	—

Net income (loss) applicable to common stockholders from continuing operations	$65.6	$(57.2)	$60.9	$(114.7)

Cash Flow Data:
Cash flow provided by (used for) operating activities	N/A	N/A	$17.7	$(187.3)
Cash flow used for investing activities	N/A	N/A	$(14.3)	$(80.4)
Cash flow provided by (used for) financing activities	N/A	N/A	$(159.3)	$80.4

Margins:
Rental margin (1)	64.8%	66.3%	65.4%	67.0%
Merchandise margin (2)	26.2%	21.0%	25.3%	22.2%
Gross margin (3)	55.9%	55.2%	56.1%	55.5%

Worldwide Store Data:
Same-store revenues decrease (4)	(2.5)%	(4.7)%	(3.8)%	(2.5)%
Total system-wide stores at end of period	8,699	9,119	8,699	9,119

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, revenues generated from BLOCKBUSTER Online® have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 8,500 stores in the United States, its territories and 23 other countries as of June 30, 2006.

During late 2005, we implemented a business plan that focused on growing our share of the overall movie rental business, both in-store and online, controlling costs, maximizing our asset portfolio and improving our profitability and cash flow. Our second quarter 2006 results are a reflection of the continued successful execution of this business plan. During the second quarter of 2006, we significantly improved our profitability and cash flow year-over-year and our domestic same-store movie rental revenues increased 3.8% driven by our combined in-store and online performance. BLOCKBUSTER Online also gained momentum during the second quarter of 2006 and we increased our subscriber base to approximately 1.4 million as of June 30, 2006, including approximately 100,000 trial subscribers at quarter-end who subsequently converted to paying members on or before July 26, 2006. We view BLOCKBUSTER® as one brand and believe that our ability to integrate our online service with an in-store offering provides us with a distinct competitive advantage. We are continuing to leverage our in-store business in order to grow BLOCKBUSTER Online and believe that we will meet our goal of 2 million BLOCKBUSTER Online subscribers by the end of 2006.

Total revenues for the second quarter of 2006 decreased from the second quarter of 2005 primarily because of a decrease in our company-owned store base since the second quarter of 2005, resulting from accelerated actions to optimize our asset portfolio, the reduction in revenues from lower margin retail sales, less advertising and promotional activity and a reduction in the BLOCKBUSTER Movie Pass® subscriber base from the second quarter of 2005. In addition, our revenues were negatively impacted by the continued pressure on the in-store rental industry. However, this decrease in revenues and corresponding decrease in gross profit were offset by a $77.8 million decrease in operating expenses from the second quarter of 2005 to the second quarter of 2006. The majority of this decrease came from our cost containment actions, including lowering store level compensation and corporate overhead and reducing advertising expenses. These cost containment actions were the main driver behind our $49.6 million improvement in operating income (loss) from the second quarter of 2005 to the second quarter of 2006. We have reduced our corporate selling, general and administrative costs from 2005 and will continue to focus on cost containment throughout the remainder of 2006, including taking actions to reduce operating expenses internationally.

Additionally, during the first six months of 2006, we recognized a tax benefit of $111.9 million and interest income of $2.7 million resulting from the favorable resolution of multi-year income tax audits. The tax benefit consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities. The tax benefit for the first six months of 2006 includes a tax benefit for Spain of approximately $14 million, which is recorded in discontinued operations.

The increase in profitability and cash received in the settlement of income tax audits helped us increase our operating cash flow by $205.0 million from the first six months of 2005 and pay down approximately $150 million in long-term debt, which includes the pay down of the entire outstanding balance under our revolving credit facility, during the first six months of 2006. We also reduced our capital expenditures by $55.7 million during the first six months of 2006 and believe we are on track to reduce our capital expenditures to approximately $90 million for 2006 from approximately $140 million in 2005.

We continue to review our asset portfolio and, since the second quarter of 2005, we have closed 310 company-owned stores, net of store openings (including the net closure of 80 company-owned stores during the second quarter of 2006). Additionally, we closed all of our approximately 95 stores in Spain. We recognized approximately $9 million in total expenses related to these closures in the second quarter of 2006. We will continue to evaluate our asset portfolio and consider the closure of additional stores if the economics of doing so are beneficial for our business. We also continue to explore the divestiture of our non-core assets and some of our remaining international operations.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Revenues.    Revenues decreased $70.1 million, or 5.0%, from the second quarter of 2005 to the second quarter of 2006. The following is a summary of revenues by category:

	Three months ended June 30,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$990.2	75.1%	$1,015.0	73.1%	$(24.8)	(2.4)%
Merchandise sales	314.3	23.8%	355.9	25.6%	(41.6)	(11.7)%
Other revenues	14.0	1.1%	17.7	1.3%	(3.7)	(20.9)%

Total revenues	$1,318.5	100.0%	$1,388.6	100.0%	$(70.1)	(5.0)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	0.0%	1.6%	(4.8)%
Merchandise sales	(9.2)%	(26.2)%	6.2%
Total revenues	(2.5)%	(3.7)%	0.0%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental Revenues.    Rental revenues decreased $24.8 million, or 2.4%, in the second quarter of 2006 as compared with the second quarter of 2005. The following is a summary of rental revenues by product category:

	Three months ended June 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$688.4	69.5%	$722.3	71.1%	$(33.9)	(4.7)%
Base movie rental revenues—online	57.6	5.8%	35.2	3.5%	22.4	63.6%
Movie previously rented product (“PRP”) revenues	134.6	13.6%	129.3	12.8%	5.3	4.1%
Movie EVF revenues (2)	16.9	1.7%	18.6	1.8%	(1.7)	(9.1)%

Total movie rental revenues	897.5	90.6%	905.4	89.2%	(7.9)	(0.9)%

Game rental revenues:
Base game rental revenues	75.0	7.6%	88.8	8.7%	(13.8)	(15.5)%
Game PRP revenues	16.3	1.7%	19.2	1.9%	(2.9)	(15.1)%
Game EVF revenues (2)	1.4	0.1%	1.6	0.2%	(0.2)	(12.5)%

Total game rental revenues	92.7	9.4%	109.6	10.8%	(16.9)	(15.4)%

Total rental revenues	$990.2	100.0%	$1,015.0	100.0%	$(24.8)	(2.4)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie rental revenues	1.5%	3.8%	(5.3)%
Game rental revenues	(12.2)%	(15.1)%	0.4%
Total rental revenues	0.0%	1.6%	(4.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

(2)	We implemented the “no late fees” program during the first quarter of 2005. However, the “no late fees” program does not apply at our non-Blockbuster operated stores in the United States or at our international locations excluding stores in Canada. In these locations, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

Movie Rental Revenues.    Movie rental revenues decreased $7.9 million, or 0.9%, in the second quarter of 2006 as compared with the second quarter of 2005. The decline in movie rental revenues resulted from the closure of company-owned stores since the second quarter of 2005 offset by a 1.5% increase in worldwide same-store movie rental revenues.

The increase in worldwide same-store movie rental revenues was driven by a 3.8% increase in our domestic same-store movie rental revenues. During the second quarter of 2006, we continued to face challenges due to negative industry trends currently facing the in-store video rental industry. Additionally, our movie rental revenue results for the second quarter of 2005 included the impact of advertising and promotional activities and a much larger number of BLOCKBUSTER Movie Pass subscribers. However, we believe that our domestic rental offerings, mainly BLOCKBUSTER Online and the elimination of extended viewing fees, and the transfer of a portion of the revenues from our closed stores helped to offset the impact of the declining industry conditions and the other negative revenue factors discussed above. The growth in domestic same-store movie rental revenues was offset by a 5.3% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that box office revenues for titles released to home video for the remainder of 2006 will be relatively comparable to those in the same period of 2005, with the estimated box office revenues for the third quarter of 2006 being unfavorable as compared to those in the third quarter of 2005. As a result, our movie rental revenues may be negatively impacted in the third quarter of 2006. However, we believe that our combined in-store and online rental offering will enable us to increase our domestic market share for the remainder of 2006.

Game Rental Revenues.    Game rental revenues decreased $16.9 million, or 15.4%, in the second quarter of 2006 as compared with the second quarter of 2005 due to a 12.2% decline in worldwide same-store game rental revenues and the closure of company-owned stores since the second quarter of 2005. The overall decline in game rental revenues, including sales of PRP, occurred domestically and resulted from fewer quality game titles released during the second quarter of 2006 and a low installed base for next generation game platforms. The supply and demand for new game titles was negatively impacted by the anticipation of new game platforms, which are expected to be released in late 2006 and early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements and, as a result, we expect that our game rental revenues will be negatively impacted in coming quarters.

Merchandise Sales.    Merchandise sales decreased $41.6 million, or 11.7%, in the second quarter of 2006 as compared with the second quarter of 2005. The following is a summary of merchandise sales by product category:

	Three months ended June 30,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$98.1	31.2%	$129.7	36.5%	$(31.6)	(24.4)%
Game sales	136.5	43.4%	144.6	40.6%	(8.1)	(5.6)%
General merchandise sales	79.7	25.4%	81.6	22.9%	(1.9)	(2.3)%

Total merchandise sales	$314.3	100.0%	$355.9	100.0%	$(41.6)	(11.7)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(22.9)%	(36.8)%	2.5%
Game sales	(1.1)%	(29.6)%	11.1%
General merchandise sales	(0.8)%	(0.4)%	(1.3)%
Total merchandise sales	(9.2)%	(26.2)%	6.2%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $31.6 million, or 24.4%, from the second quarter of 2005 to the second quarter of 2006 as a result of a 22.9% decrease in worldwide same-store movie sales and the closure of company-owned stores since the second quarter of 2005. The decrease in our worldwide same-store movie sales occurred domestically and was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin rental and retail revenues. The sale of new DVDs usually generates a lower gross margin than our traded games and general merchandise retail offerings. Additionally, sales of DVDs have been negatively impacted by weakness in the retail home video industry in the U.S. and by piracy internationally. We expect that our focus on reduced levels of merchandise inventory will negatively impact our retail movie sales in coming quarters.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $8.1 million, or 5.6%, from the second quarter of 2005 to the second quarter of 2006, as a result of a 1.1% decrease in worldwide same-store game sales and the closure of company-owned stores, including RHINO VIDEO GAMES® locations. The decrease in worldwide same-store game sales occurred domestically and resulted from a reduction in our merchandise inventory levels, a decrease in marketing activities surrounding our game concepts and a low installed base for next generation platforms. In addition, the supply and demand for new games was negatively impacted by the anticipation of new game platforms, which are expected to be released in late 2006 and early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements. The decrease in domestic same-store game sales was offset by a 11.1% increase in international same-store game sales which was driven by strong results from our company-owned free-standing GAMESTATION® stores and from the continued demand for new and traded games internationally. We expect that the reduction in our merchandise inventory levels domestically and the anticipation of new game platforms will negatively impact our domestic game sales in coming quarters.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $1.9 million, or 2.3%, from the second quarter of 2005 to the second quarter of 2006 due primarily to the closure of company-owned stores since the second quarter of 2005 and a 0.8% decline in same-store general merchandise sales caused by a decrease in confection sales.

Cost of Sales.    Cost of sales of $580.8 million in the second quarter of 2006 decreased $41.9 million, or 6.7%, from $622.7 million in the second quarter of 2005, as a result of the decrease in total revenues discussed above and changes in gross margin discussed below.

Gross Profit.    Gross profit of $737.7 million in the second quarter of 2006 decreased $28.2 million, or 3.7%, from $765.9 million in the second quarter of 2005, primarily as a result of a $24.8 million decrease in rental revenues as discussed above and a decrease in rental gross profit as discussed below. Total gross margin increased to 55.9% in the second quarter of 2006 from 55.2% in the second quarter of 2005. Total gross margin was impacted by a shift in total revenues from lower margin retail sales to higher margin rental revenues and changes in gross margins as discussed below.

Rental Gross Profit.    Rental gross profit of $641.2 million in the second quarter of 2006 decreased $32.1 million, or 4.8%, from $673.3 million in the second quarter of 2005. The decrease in rental gross profit was primarily due to decreased rental revenues caused by the closure of company-owned stores since the second quarter of 2005 and a decline in international same-store rental revenues. Additionally, our rental gross margin decreased from 66.3% in the second quarter of 2005 to 64.8% in the second quarter of 2006 mostly because of increased product purchases to support our combined in-store and online rental offering and additional promotional activity surrounding our previously rented product.

Merchandise Gross Profit.    Despite a $41.6 million decrease in merchandise sales, merchandise gross profit increased $7.6 million, or 10.1%, to $82.5 million in the second quarter of 2006 from $74.9 million in the second quarter of 2005. Merchandise gross margin increased to 26.2% in the second quarter of 2006 from 21.0% in the second quarter of 2005, primarily attributable to improved profitability on sales of new movies and games and a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses and depreciation and intangible amortization, were $744.1 million in the second quarter of 2006, a decrease of $77.8 million, or 9.5%, from $821.9 million in the second quarter of 2005 mainly as a result of our ongoing cost containment measures. Total operating expenses decreased as a percentage of total revenues to 56.4% in the second quarter of 2006 from 59.2% in the second quarter of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, totaled $688.9 million in the second quarter of 2006, a decrease of $64.9 million, or 8.6%, from $753.8 million in the second quarter of 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 52.2% in the second quarter of 2006 as compared with 54.3% in the second quarter of 2005. The change in selling, general and administrative expense in the second quarter of 2006 resulted from the following items:

•	Compensation expense decreased $35.3 million, or 9.9%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation expense was impacted by severance costs of approximately $7 million incurred for a reduction-in-force during the second quarter of 2005, a reduction in share-based compensation expense of approximately $5 million and the closure of company-owned stores since the second quarter of 2005.

•	Advertising expense, which includes online subscriber acquisition costs, decreased $21.1 million, or 37.9%, mainly from a favorable comparison to the second quarter of 2005, when we incurred advertising costs for the national launch of our LIFE AFTER LATE FEESTM campaign, and decreased advertising of in-store promotions.

•	Other corporate and store expenses decreased $15.0 million, or 13.2%, due primarily to our cost reduction efforts and the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 as discussed in Note 1 to the consolidated financial statements.

•	Occupancy costs increased $6.5 million, or 2.8%, primarily as a result of $6.3 million of lease termination costs incurred in connection with our closure of stores in the second quarter of 2006. Occupancy costs also reflect the impact of general inflation on lease renewals, utilities and real estate taxes, offset by the closure of company-owned stores.

We have reduced our corporate selling, general and administrative costs from 2005 and will continue to focus on cost containment throughout the remainder of 2006, including taking actions to reduce operating expenses internationally.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $55.2 million in the second quarter of 2006 decreased $12.9 million, or 18.9%, as compared with $68.1 million in the second quarter of 2005. The decrease was primarily the result of reduced capital expenditures and the closure of company-owned stores since the second quarter of 2005 offset by an increase in depreciation expense associated with the acceleration of store closures. Additionally, we incurred an impairment charge of approximately $9 million during the second quarter of 2005 related to long-lived assets in certain of our international markets.

Operating Loss.    Operating loss of $6.4 million in the second quarter of 2006 represents an improvement of $49.6 million from an operating loss of $56.0 million in the second quarter of 2005. This improvement was due to the changes discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $21.2 million in the second quarter of 2006 decreased $0.9 million, or 4.1%, as compared with $22.1 million in the second quarter of 2005. This decrease relates to $2.7 million of interest income recorded in the second quarter of 2006 resulting from the favorable resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements. This income was offset by an increase in interest expense of $4.1 million primarily related to higher average interest rates on our variable rate debt and senior subordinated notes during the second quarter of 2006 as compared with the second quarter of 2005. However, the applicable margins on our variable rate debt decreased during the second quarter of 2006 and are expected to decrease again during the third quarter of 2006 because of our improved leverage ratio.

Benefit for Income Taxes.    We recognized a benefit for income taxes of $88.3 million in the second quarter of 2006 as compared with a benefit of $22.7 million in the second quarter of 2005. The benefit for income taxes in the second quarter of 2006 includes a tax benefit of $91.2 million that is a result of the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements. Additionally, during the second quarter of 2005, we recognized tax benefits related to the losses in that period. Beginning in the third quarter of 2005, we began recognizing a valuation allowance against our deferred tax assets, including net operating losses. As such, we do not recognize a tax benefit for current period losses and do not expect to do so for at least the remainder of 2006. We expect income tax expense to total approximately $4 million for each of the next two quarters, which represents our estimated cash tax expense.

Income (Loss) from Continuing Operations.    Income from continuing operations was $60.7 million for the second quarter of 2006 as compared to loss from continuing operations of $55.4 million in the second quarter of 2005. This change was the result of our focus on cost containment and the favorable resolution of income tax audits discussed above.

Income (Loss) from Discontinued Operations.    Income from discontinued operations was $7.7 million for the second quarter of 2006 as compared to loss from discontinued operations of $1.8 million in the second quarter of 2005. This change primarily resulted from the tax benefit for Spain of $14.0 million relating to the favorable resolution of income tax audits discussed in Note 1 to the consolidated financial statements. This benefit was offset by costs incurred to close our operations in Spain.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Revenues.    Revenues decreased $184.0 million, or 6.3%, from the first six months of 2005 to the first six months of 2006. The following is a summary of revenues by category:

	Six months ended June 30,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$2,049.4	74.8%	$2,112.8	72.3%	$(63.4)	(3.0)%
Merchandise sales	660.6	24.1%	775.7	26.5%	(115.1)	(14.8)%
Other revenues	29.9	1.1%	35.4	1.2%	(5.5)	(15.5)%

Total revenues	$2,739.9	100.0%	$2,923.9	100.0%	$(184.0)	(6.3)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(0.3)%	1.8%	(6.9)%
Merchandise sales	(12.8)%	(27.7)%	1.4%
Total revenues	(3.8)%	(4.0)%	(3.3)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues. Rental revenues decreased $63.4 million, or 3.0%, in the first six months of 2006 as compared with the first six months of 2005. The following is a summary of rental revenues by product category:

	Six months ended June 30,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$1,447.7	70.6%	$1,540.8	73.0%	$(93.1)	(6.0)%
Base movie rental revenues—online	109.5	5.4%	57.7	2.7%	51.8	89.8%
Movie PRP revenues	266.4	13.0%	251.3	11.9%	15.1	6.0%
Movie EVF revenues	34.4	1.7%	45.1	2.1%	(10.7)	(23.7)%

Total movie rental revenues	1,858.0	90.7%	1,894.9	89.7%	(36.9)	(1.9)%

Game rental revenues:
Base game rental revenues	151.9	7.4%	180.1	8.5%	(28.2)	(15.7)%
Game PRP revenues	36.7	1.8%	34.0	1.6%	2.7	7.9%
Game EVF revenues	2.8	0.1%	3.8	0.2%	(1.0)	(26.3)%

Total game rental revenues	191.4	9.3%	217.9	10.3%	(26.5)	(12.2)%

Total rental revenues	$2,049.4	100.0%	$2,112.8	100.0%	$(63.4)	(3.0)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie rental revenues	0.8%	3.4%	(7.2)%
Game rental revenues	(9.5)%	(11.0)%	(3.5)%
Total rental revenues	(0.3)%	1.8%	(6.9)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $36.9 million, or 1.9%, in the first six months of 2006 as compared with the first six months of 2005. The decline in movie rental revenues resulted primarily from the closure of company-owned stores since the second quarter of 2005 offset by a 0.8% increase in worldwide same-store movie rental revenues.

While worldwide same-store movie rental revenues were relatively flat as compared to the first six months of 2005, our domestic same-store movie rental revenues increased 3.4%. During the first six months of 2006, we continued to face challenges due to negative industry trends currently facing the in-store video rental industry. Additionally, our movie rental revenue results for the first six months of 2005 included the impact of significant advertising and promotional activities and a much larger number of BLOCKBUSTER Movie Pass subscribers. However, we believe that our domestic rental offerings, mainly BLOCKBUSTER Online and the elimination of extended viewing fees, and the transfer of a portion of the revenues from our closed stores helped to offset the impact of the declining industry conditions and the other negative revenue factors discussed above. The growth in domestic same-store movie rental revenues was offset by a 7.2% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that box office revenues for titles released to home video for the remainder of 2006 will be relatively comparable to those in the same period of 2005, with the estimated box office revenues for the third quarter of 2006 being unfavorable as compared to those in the third quarter of 2005. As a result, our movie rental revenues may be negatively impacted in the third quarter of 2006. However, we believe that our combined in-store and online rental offering will enable us to increase our domestic market share for the remainder of 2006.

Game Rental Revenues.    Game rental revenues decreased $26.5 million, or 12.2%, in the first six months of 2006 as compared with the first six months of 2005 due to the closure of company-owned stores since the second quarter of 2005 and a 9.5% decline in worldwide same-store game rental revenues. The overall decline in game rental revenues, including sales of PRP, occurred domestically and resulted from fewer quality game titles being released during the first six months of 2006 and a low installed base for next generation game platforms. The supply and demand for new game titles was negatively impacted by the anticipation of new game platforms, which are expected to be released in late 2006 and early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements. The decrease in game rental revenues was partially offset by an increase in sales of previously played games during the first quarter of 2006. We expect that the anticipation of new game platforms will negatively impact our game rental revenues in coming quarters.

Merchandise Sales.    Merchandise sales decreased $115.1 million, or 14.8%, in the first six months of 2006 as compared with the first six months of 2005. The following is a summary of merchandise sales by product category:

	Six months ended June 30,				Increase/(Decrease)
	2006		2005
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$215.8	32.7%	$304.2	39.2%	$(88.4)	(29.1)%
Game sales	287.9	43.6%	303.7	39.2%	(15.8)	(5.2)%
General merchandise sales	156.9	23.7%	167.8	21.6%	(10.9)	(6.5)%

Total merchandise sales	$660.6	100.0%	$775.7	100.0%	$(115.1)	(14.8)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(27.4)%	(38.3)%	(7.4)%
Game sales	(2.7)%	(27.7)%	8.9%
General merchandise sales	(3.8)%	(2.1)%	(5.4)%
Total merchandise sales	(12.8)%	(27.7)%	1.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $88.4 million, or 29.1%, from the first six months of 2005 to the first six months of 2006 as a result of a 27.4% decrease in worldwide same-store movie sales and the closure of company-owned stores since the second quarter of 2005. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin rental and retail revenues. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Additionally, sales of DVDs have been negatively impacted by weakness in the retail home video industry in the U.S. and by piracy internationally. We expect that our focus on reduced levels of merchandise inventory will negatively impact our retail movie sales in coming quarters.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $15.8 million, or 5.2%, from the first six months of 2005 to the first six months of

2006, as a result of the impact of unfavorable foreign exchange rates and a 2.7% decrease in worldwide same-store game sales. Game sales were favorably impacted by an increase in the average number company-owned free-standing RHINO VIDEO GAMES and GAMESTATION stores during the first six months of 2006 as compared to the first six months of 2005. The decrease in worldwide same-store game sales occurred domestically and resulted from a reduction in our merchandise inventory levels, a decrease in marketing activities surrounding our game concepts and a low installed base for next generation platforms. In addition, the supply and demand for new games was negatively impacted by the anticipation of new game platforms, which are expected to be released in late 2006 and early 2007. The home video game industry tends to slow prior to the introduction of new platforms as consumers hold back their purchases in anticipation of new platforms and game enhancements. The decrease in domestic same-store game sales was offset by an 8.9% increase in international same-store game sales which was driven by strong results from our company-owned free-standing GAMESTATION stores and from the continued demand for new and traded games internationally. We expect that the reduction in our merchandise inventory levels and the anticipation of new game platforms will negatively impact our domestic game sales in coming quarters.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $10.9 million, or 6.5%, from the first six months of 2005 to the first six months of 2006 due primarily to a 3.8% decline in worldwide same-store general merchandise sales, caused by a decrease in confection sales, and the closure of company-owned stores since the second quarter of 2005.

Cost of Sales.    Cost of sales of $1,202.5 million in the first six months of 2006 decreased $98.4 million, or 7.6%, from $1,300.9 million in the first six months of 2005, as a result of the decrease in total revenues discussed above and the changes in gross profit discussed below.

Gross Profit.    Gross profit of $1,537.4 million in the first six months of 2006 decreased $85.6 million, or 5.3%, from $1,623.0 million in the first six months of 2005, primarily as a result of a $184.0 million decrease in total revenues as discussed above. Total gross margin increased to 56.1% in the first six months of 2006 from 55.5% in the first six months of 2005. Total gross margin was impacted by a shift in total revenues from lower margin retail sales to higher margin rental revenues and changes in gross margins as discussed below.

Rental Gross Profit.    Rental gross profit of $1,340.3 million in the first six months of 2006 decreased $75.4 million, or 5.3%, from $1,415.7 million in the first six months of 2005. The decrease in rental gross profit was primarily due to decreased rental revenues caused by the closure of company-owned stores since the second quarter of 2005 and a decline in international same-store rental revenues. Additionally, our rental gross margin decreased from 67.0% in the first six months of 2005 to 65.4% in the first six months of 2006 mostly because of increased product purchases to support our combined in-store and online rental offering and additional promotional activity surrounding our previously rented product.

Merchandise Gross Profit.    Merchandise gross profit of $167.2 million in the first six months of 2006 decreased $4.7 million, or 2.7%, from merchandise gross profit of $171.9 million in the first six months of 2005. The decrease in merchandise gross profit was primarily attributable to a corresponding decrease in new movie and game sales resulting from our reduction of merchandise inventory. The decrease in merchandise sales was slightly offset by an increase in merchandise gross margin from 22.2% in the first six months of 2005 to 25.3% in the first six months of 2006 mainly resulting from improved profitability on sales of new movies and games and a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses and depreciation and intangible amortization, were $1,516.7 million in the first six months of 2006, a decrease of $233.5 million, or 13.3%, from $1,750.2 million in the first six months of 2005 mainly as a result of our ongoing cost containment measures.

Total operating expenses decreased as a percentage of total revenues to 55.4% in the first six months of 2006 from 59.9% in the first six months of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, totaled $1,410.3 million in the first six months of 2006, a decrease of $214.3 million, or 13.2%, from $1,624.6 million in the first six months of 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 51.5% in the first six months of 2006 as compared with 55.6% in the first six months of 2005. The change in selling, general and administrative expense in the first six months of 2006 resulted from the following items:

•	Advertising expense, which includes online subscriber acquisition costs, decreased $100.5 million, or 57.7%, mainly from a favorable comparison to the first six months of 2005 when we incurred advertising costs for the national launch of our “no late fees” and LIFE AFTER LATE FEES campaigns, a lower level of spending for BLOCKBUSTER Online and decreased advertising on in-store promotions.

•	Compensation expense decreased $74.9 million, or 10.1%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation expense was impacted by a reduction in share-based compensation expense of approximately $8 million and the closure of company-owned stores since the second quarter of 2005.

•	Other corporate and store expenses decreased $50.8 million, or 20.4%, due primarily to our cost reduction efforts, $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation in the first six months of 2005 and the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 as discussed in Note 1 to the consolidated financial statements.

•	Occupancy costs increased $11.9 million, or 2.6%, primarily as a result of $12.5 million of lease termination costs incurred in connection with our closure of stores in the first six months of 2006. Occupancy costs also reflect the impact of general inflation on lease renewals, utilities and real estate taxes, offset by the closure of company-owned stores.

We have reduced our corporate selling, general and administrative costs from 2005 and will continue to focus on cost containment throughout the remainder of 2006, including taking actions to reduce operating expenses internationally.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $106.4 million in the first six months of 2006 decreased $19.2 million, or 15.3%, as compared with $125.6 million in the first six months of 2005. The decrease was primarily the result of reduced capital expenditures and the closure of company-owned stores since the second quarter of 2005 offset by an increase in depreciation expense associated with the acceleration of store closures. Additionally, we incurred an impairment charge of approximately $9 million during the second quarter of 2005 related to long-lived assets in certain of our international markets.

Operating Income (Loss).    Operating income was $20.7 million in the first six months of 2006 compared to an operating loss of $127.2 in the first six months of 2005. This improvement was due to the changes discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $45.4 million in the first six months of 2006 increased $1.7 million, or 3.9%, as compared with $43.7 million in the first six months of 2005. The increase relates to higher average interest rates on our variable rate debt and senior subordinated notes during the first six months of 2006 as compared with the first six months of 2005. However, the applicable margins on our variable rate debt decreased during the second quarter of 2006 and are expected to decrease again during the third quarter of 2006 because of our improved leverage ratio. The increase in interest expense was partially offset by $2.7 million of interest income recorded during the first six months of 2006 resulting from the favorable resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Benefit for Income Taxes.    We recognized a benefit for income taxes of $90.9 million in the first six months of 2006 as compared with a benefit of $58.7 million in the first six months of 2005. The benefit for income taxes in the first six months of 2006 includes a tax benefit of $97.9 million that is a result of the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements. Additionally, during the first six months of 2005, we recognized tax benefits related to the losses in that period. Beginning in the third quarter of 2005, we began recognizing a valuation allowance against our deferred tax assets, including net operating losses. As such, we do not recognize a tax benefit for current period losses and do not expect to do so for at least the remainder of 2006. We expect income tax expense to total approximately $4 million for each of the next two quarters, which represents our estimated cash tax expense.

Income (Loss) from Continuing Operations.    Income from continuing operations was $66.2 million for the first six months of 2006 as compared to loss from continuing operations of $112.2 million in the first six months of 2005. This change was the result of the focus on cost containment and the favorable resolution of income tax audits discussed above.

Income (Loss) from Discontinued Operations.    Income from discontinued operations was $0.3 million for the first six months of 2006 as compared to loss from discontinued operations of $2.5 million in the first six months of 2005. This change primarily resulted from the tax benefit for Spain of $14.0 million relating to the favorable resolution of income tax audits discussed in Note 1 to the consolidated financial statements. This benefit was offset by costs incurred to close operations in Spain.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures, under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose increasingly less favorable terms.

During the first six months of 2006, as a result of our focus on profitability and cash received in the settlement of income tax audits, we paid down approximately $150 million in debt, including the pay down of the entire outstanding balance under our revolving credit facility which totaled $135 million at December 31, 2005. We believe the changes we have implemented in our business have provided us with improved financial flexibility, a healthier balance sheet and improved cash flow.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At June 30, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.4% to 8.8% at June 30, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.5% to 9.3% at June 30, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	13.6	15.9

	$34.1	$36.4

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At June 30, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.4% to 8.8% at June 30, 2006	73.7	81.3
Term B loan, interest rate ranging from 8.5% to 9.3% at June 30, 2006	540.4	543.1
Senior subordinated notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	914.1	1,059.4
Capital lease obligations, less current portion	55.7	62.2

	$969.8	$1,121.6

As of June 30, 2006, no balance was outstanding under our revolving credit facility and $634.6 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility of $292.7 million at June 30, 2006 excludes the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $57.3 million reserved to support other letters of credit. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at June 30, 2006 for our borrowings under the credit facilities was 8.8%. The applicable margins on our variable rate debt decreased during the second quarter of 2006 and are expected to decrease again in the third quarter of 2006 because of our improved leverage ratio. As of June 30, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of June 30, 2006, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of our senior subordinated notes, we were obligated to use our reasonable best efforts to file with the Securities and Exchange Commission (the “SEC”) a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933. As of February 18, 2006, we began incurring additional interest expense of the maximum of 1.0% per annum because an exchange offer for our senior subordinated notes had not been completed. The exchange offer was completed on May 30, 2006, which resulted in the interest rate on the senior subordinated notes reverting back to 9.0% per annum.

During 2005, we entered into three amendments to our credit agreement. As a result of the third amendment, our credit facilities require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of our credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, our credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of our facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. We were in compliance with the covenants required by our credit agreement as of June 30, 2006 and expect to continue to be in compliance with the covenants over the next twelve months.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of June 30, 2006 are expected to be approximately $10.2 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $96.3 million in 2009 and a total of $764.7 million in years thereafter.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments are due at the end of the first quarter of the following year. For the six months ended June 30, 2006, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2006.

Consolidated Cash Flows

Operating Activities.    Net cash flow for operating activities increased $205.0 million from $187.3 million of cash used for operating activities for the first six months of 2005 to $17.7 million of cash provided by operating activities for the first six months of 2006. The increase in operating cash flows resulted primarily from a $227.9 million increase in net income as adjusted for non-cash items, such as depreciation and intangible amortization, share-based compensation, gain on sale of store real estate, deferred taxes and other items and a reduction of accrued liabilities of approximately $94 million resulting from the resolution of income tax audits.

During the first six months of 2006, we purchased a greater percentage of our rental product under revenue sharing arrangements. Revenue sharing arrangements are not reflected as rental library purchases on the statement of cash flows and allow for cash outlays over the life of the product as opposed to cash outlays at the time of purchase, as required by traditional product purchases. As a result, our rental library purchases, net of rental library amortization, caused an increase in our cash flows from operating activities of $61.7 million during the first six months of 2006 as compared with the first six months of 2005.

Investing Activities.    Net cash flow used for investing activities decreased $66.1 million from $80.4 million for the first six months of 2005 to $14.3 million for the first six months of 2006. The decrease was mainly due to an approximately $56 million reduction in cash used for capital expenditures and proceeds from the sale of store real estate of approximately $8 million during the first six months of 2006. We expect total capital expenditures for 2006 to decrease to approximately $90 million from approximately $140 million in 2005.

Financing Activities.    Net cash flow from financing activities decreased $239.7 million from $80.4 million of cash provided by financing activities in the first six months of 2005 as compared with $159.3 million of cash used for financing activities in the first six months of 2006. This change was primarily due to $145.3 million in repayments of long-term debt under our credit facilities, including the pay down of our revolving credit facility, during the first six months of 2006 as compared with $100.0 million in net proceeds of long-term debt under our credit facilities during the first six months of 2005.

Other Financial Measurements: Working Capital

At June 30, 2006, we had cash and cash equivalents of $125.0 million. Working capital was $163.4 million as compared with $105.9 million at December 31, 2005. The increase in working capital was driven primarily by a reduction in accrued liabilities of approximately $94 million associated with the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking, including those relating to (i) our overall strategies and our related initiatives and investments, including our “no late fees” program, online business and efforts to integrate our in-store and online consumer offering, and our expectations with respect to the competitive and financial impact of these and other initiatives; (ii) our outlook for the home video industry and our beliefs with respect to our ability to improve profitability and cash flow and increase market share in 2006; (iii) our expectations with respect to reducing operating expenses and capital expenditures; (iv) our goals for subscriber growth in our online rental business; (v) our expectations with respect to store closures, divestitures or other strategic alternatives with respect to our asset portfolio; (vi) our expectations regarding liquidity, including our anticipated needs for, and sources of, funds and regarding compliance with restrictions and covenants in our debt agreements, and our corresponding ability to improve our financial flexibility; (vii) our plans for monitoring and managing exposure to interest and currency exchange rate fluctuations; and (viii) our expectations and intentions relating to outstanding litigation.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program, online business and combined in-store and online consumer offering, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms for their product and our ability to reach agreements with services, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vii)	our ability to respond to changing consumer preferences, including with respect to video on demand, digital distribution and other new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control and reduce overall operating expenses and capital expenditures;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business; and

(xvii)	other factors, as described in our filings with the SEC, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of June 30, 2006 and 2005, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $634.6 million at June 30, 2006, and the weighted-average interest rate for these borrowings was 8.8%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $6.3 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense. The applicable margins on our variable rate debt decreased during the second quarter of 2006 and are expected to decrease again during the third quarter of 2006 because of our improved leverage ratio.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies to mitigate these risks. For the three months ended June 30, 2006, revenues and operating income would have decreased by $3.4 million and $0.7 million, respectively, if foreign exchange rates at June 30, 2006 were consistent with exchange rates at June 30, 2005. For the six months ended June 30, 2006, revenues would have increased by $14.4 million and operating income would have decreased by $1.9 million if foreign exchange rates at June 30, 2006 were consistent with exchange rates at June 30, 2005.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.9% and 30.3% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 31.3% and 30.9% for the first six months of 2006 and 2005, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures and concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act)

were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings is set forth in Note 4 to the consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2006. The stockholders voted on the following:

1.	the election of three Class I directors of the Company for terms expiring in 2009; and

2.	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2006.

Election of Directors. The following persons were elected as Class I directors at the Annual Meeting:

Nominee	Votes For	Votes Withheld
John F. Antioco	221,196,594	8,103,777
Robert A. Bowman	219,616,302	9,684,069
Jackie M. Clegg	219,095,396	10,204,975

The following persons are the Class II and Class III directors whose terms of office continued after the Annual Meeting: Gary J. Fernandes and Jules Haimovitz (each Class II, with terms expiring in 2007), and Edward Bleier, Carl C. Icahn and Strauss Zelnick (each Class III, with terms expiring in 2008).

Ratification of Appointment of Independent Registered Public Accounting Firm. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2006 was approved by the following vote:

Votes For	Votes Against	Abstentions
226,104,408	2,225,268	971,679

Item 6.	Exhibits

The Exhibit Index on page 46 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

Date: August 9, 2006

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