Form 10-Q
period 2006-09-30
BLOCKBUSTER INC
filed 2006-11-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding at November 6, 2006:

Class A common stock, par value $.01 per share: 118,573,906

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Base rental revenues	$811.4	$857.1	$2,520.1	$2,634.8
Previously rented product (“PRP”) revenues	168.0	157.8	471.4	443.3
Extended viewing fee (“EVF”) revenues	18.2	18.8	55.4	67.7

Total rental revenues	997.6	1,033.7	3,046.9	3,145.8
Merchandise sales	315.8	316.8	967.7	1,077.2
Other revenues	15.9	19.0	45.8	54.4

	1,329.3	1,369.5	4,060.4	4,277.4

Cost of sales:
Cost of rental revenues	349.6	344.8	1,058.8	1,041.6
Cost of merchandise sold	229.9	241.1	717.0	834.2

	579.5	585.9	1,775.8	1,875.8

Gross profit	749.8	783.6	2,284.6	2,401.6

Operating expenses:
General and administrative	662.4	671.3	1,990.0	2,112.2
Advertising	33.1	51.9	106.8	225.5
Depreciation and intangible amortization	52.4	56.7	158.8	172.2
Impairment of goodwill and other long-lived assets	—	336.1	—	345.1

	747.9	1,116.0	2,255.6	2,855.0

Operating income (loss)	1.9	(332.4)	29.0	(453.4)
Interest expense	(24.3)	(27.2)	(77.2)	(70.0)
Interest income	1.6	0.8	7.3	2.7
Other items, net	0.7	0.3	2.5	(2.8)

Loss before income taxes	(20.1)	(358.5)	(38.4)	(523.5)
Benefit (provision) for income taxes	(4.2)	(110.7)	86.7	(54.6)

Income (loss) from continuing operations	(24.3)	(469.2)	48.3	(578.1)
Loss from discontinued operations, net of tax (Note 5)	(0.4)	(22.2)	(6.5)	(28.0)

Net income (loss)	(24.7)	(491.4)	41.8	(606.1)
Preferred stock dividends	(2.8)	—	(8.4)	—

Net income (loss) applicable to common stockholders	$(27.5)	$(491.4)	$33.4	$(606.1)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.15)	$(2.55)	$0.21	$(3.15)
Discontinued operations	(0.00)	(0.12)	(0.03)	(0.15)

Net income (loss)	$(0.15)	$(2.67)	$0.18	$(3.30)

Weighted-average common shares outstanding:
Basic and diluted	187.2	183.8	186.9	183.8

Cash dividends per common share	$—	$—	$—	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$254.8	$276.2
Receivables, less allowances of $6.0 and $6.4 for 2006 and 2005, respectively	97.0	127.8
Merchandise inventories	295.3	310.3
Rental library, net	416.0	475.5
Deferred income taxes	15.6	15.6
Prepaid and other current assets	169.5	218.4

Total current assets	1,248.2	1,423.8
Property and equipment, net	610.8	723.5
Deferred income taxes	110.0	159.6
Intangibles, net	27.3	26.9
Goodwill	809.2	809.2
Other assets	27.1	36.6

	$2,832.6	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$308.8	$368.1
Accrued expenses	609.5	765.3
Current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	12.6	15.9
Deferred income taxes	98.5	148.1

Total current liabilities	1,049.9	1,317.9
Long-term debt, less current portion	909.0	1,059.4
Capital lease obligations, less current portion	52.7	62.2
Other liabilities	118.4	108.5

	2,130.0	2,548.0

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; 0.15 shares issued and outstanding for 2006 and 2005 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 115.2 and 114.6 shares issued and outstanding for 2006 and 2005, respectively	1.2	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2006 and 2005	0.7	0.7
Additional paid-in capital	5,369.4	5,360.9
Retained deficit	(4,794.6)	(4,836.4)
Accumulated other comprehensive loss	(24.1)	(44.7)

Total stockholders’ equity	702.6	631.6

	$2,832.6	$3,179.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$41.8	$(606.1)

Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	158.8	174.8
Impairment of goodwill and other long-lived assets	—	356.8
Rental library purchases	(452.2)	(638.5)
Rental library amortization	526.5	668.3
Non-cash share-based compensation	18.4	29.2
Gain on sale of store real estate	(6.4)	—
Deferred taxes and other	6.7	48.5
Change in operating assets and liabilities:
Decrease in receivables	30.8	65.6
Decrease in merchandise inventories	22.4	154.5
(Increase) decrease in prepaid and other assets	52.6	(41.6)
Decrease in accounts payable	(68.0)	(244.9)
Decrease in accrued expenses and other liabilities	(161.9)	(112.7)

Net cash flow provided by (used for) operating activities	169.5	(146.1)

Cash flows from investing activities:
Capital expenditures	(39.7)	(101.8)
Proceeds from sale of store real estate	7.8	—
Other investing activities	3.6	(0.9)

Net cash flow used for investing activities	(28.3)	(102.7)

Cash flows from financing activities:
Proceeds from credit agreement	—	215.0
Repayments on credit agreement	(150.4)	(75.0)
Net repayments on other notes	—	(0.7)
Net proceeds from the exercise of stock options	—	0.8
Cash dividends	(8.4)	(7.8)
Payment of debt financing costs	—	(3.7)
Capital lease payments	(12.4)	(15.8)

Net cash flow provided by (used for) financing activities	(171.2)	112.8

Effect of exchange rate changes on cash	8.6	(4.1)

Net decrease in cash and cash equivalents	(21.4)	(140.1)
Cash and cash equivalents at beginning of period	276.2	330.3

Cash and cash equivalents at end of period	$254.8	$190.2

Supplemental cash flow information:
Cash payments for interest	$82.0	$69.1
Cash payments (refunds) for income taxes, net	$(6.4)	$7.8
Non-cash investing and financing activities:
Retail stores acquired under capitalized leases	$—	$3.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded movies, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. Blockbuster also operates an online service offering rental of movies delivered by mail.

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

Severance Charges

During the three and nine months ended September 30, 2006, the Company incurred severance costs of $5.0 million and $14.5 million, respectively, as a result of involuntary employee terminations initiated as part of the Company’s focus on operating expense management. Additionally, the Company incurred $9.2 million in severance costs for the nine months ended September 30, 2005 associated with involuntary employee terminations. These termination expenses have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2006, the remaining liability related to the 2006 termination benefits was $5.2 million after payments of $9.3 million during the nine months ended September 30, 2006.

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

During the three and nine months ended September 30, 2006, the Company incurred $3.8 million and $19.1 million, respectively, in operating expenses related to store closures. This includes $2.0 million and $10.5 million in charges to establish reserves for or pay lease termination costs associated with the closure of company-owned store locations during the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

three and nine months ended September 30, 2006. Additionally, the Company incurred $4.0 million relating to store closures which are classified as discontinued operations and reflected in “Loss from discontinued operations” in the Consolidated Statements of Operations for the nine months ended September 30, 2006. See Note 5 below for a discussion of discontinued operations. As of September 30, 2006, the remaining liability to be paid in the future related to these reserves was $6.0 million after the payment of $8.5 million in rent and lease termination costs during the nine months ended September 30, 2006. The remaining operating expenses incurred during the three and nine months ended September 30, 2006 reflect accelerated depreciation of store assets during the period.

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

Impairment of Goodwill and Other Long-Lived Assets

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

Beginning late in the second quarter of 2005 and continuing through the third quarter of 2005, the in-store home video industry declined at a rate that exceeded the Company’s and industry analysts’ forecasted expectations and negatively impacted the Company’s future outlook on the industry. Management believes the decline in the overall industry and the resulting decline in the Company’s stock price were factors that required the Company to perform an interim impairment test in accordance with SFAS 142. As a result, the Company performed an interim impairment test on its goodwill balances during the third quarter of 2005. The first step of the impairment test compares the book value of the Company’s reporting units, domestic and international, to their estimated fair values. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of trends in the business and industry noted in 2005, primarily including the accelerated decline in the in-store home video industry caused by (i) increased competition from other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing, online rentals and retail mass merchant sales of DVDs; (ii) competition from piracy in certain international markets and (iii) competition from other forms of leisure entertainment. As a result of these factors and the related risks associated with the Company’s business, the fair value was negatively impacted. The estimated fair value of the Company’s domestic unit was more than its related book value, so management determined that it was not necessary to perform step two of the goodwill impairment test for the domestic reporting unit. However, the estimated fair value of the Company’s international reporting unit was less than its related book value and management determined that the international goodwill balance was impaired. As such, step two of the goodwill impairment test was completed for the international reporting unit. Accordingly, the Company recorded an impairment charge totaling $332.0 million during the third quarter of 2005. This charge is included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. During the third quarter of 2005, in conjunction with the goodwill impairment discussed above, the Company determined that the carrying value of fixed assets in certain of its domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, the Company recorded impairment charges of approximately $4.1 million which has been included in “Impairment of goodwill and other long-lived assets” and $11.5 million which has been included in “Loss from discontinued operations” in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in these countries, including property, plant and equipment and intangible assets, to their estimated fair value. This resulted in impairment charges of $9.0 million which has been included in “Impairment of goodwill and other long-lived assets” and $0.2 million which has been included in “Loss from discontinued operations” in the Consolidated Statements of Operations for the nine months ended September 30, 2005.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the “Net income (loss) applicable to common stockholders” by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 6.8 million and 7.4 million shares of Class A common stock were outstanding as of September 30, 2006 and 2005, respectively. Additionally, 4.1 million and 9.2 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of September 30, 2006 and 2005, respectively. Because their inclusion would be anti-dilutive, all stock options, restricted shares and restricted share units for the three and nine months ended September 30, 2005 and 2006 and all shares of Series A convertible preferred stock for the three and nine months ended September 30, 2006 were excluded from the computation of the weighted-average shares for diluted EPS. As a result, the weighted average shares outstanding for basic and dilutive EPS totaled 187.2 million and 186.9 million for the three and nine months ended September 30, 2006, respectively, and 183.8 million for the three and nine months ended September 30, 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive loss of $24.1 million and $44.7 million as of September 30, 2006 and December 31, 2005, respectively.

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(24.7)	$(491.4)	$41.8	$(606.1)
Foreign currency translation adjustment	8.8	(2.2)	20.6	(11.6)

Total comprehensive income (loss)	$(15.9)	$(493.6)	$62.4	$(617.7)

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends that caused the Company’s actual and anticipated financial performance to be significantly worse than originally projected. Accordingly, the Company recorded a valuation allowance against deferred tax assets in the United States and certain foreign jurisdictions, which resulted in a charge of $111.5 million, consisting of $107.2 million which is included in “Benefit (provision) for income taxes” and $4.3 million which is included in “Loss from discontinued operations” in the Consolidated Statements of Operations, for the three and nine months ended September 30, 2005. Until the Company determines that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets in certain markets, income tax benefits associated with current period losses will not be recognized.

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

During the nine months ended September 30, 2006, the Company recognized a net tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits in the first and second quarters of 2006. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit in “Loss from discontinued operations” in the Consolidated Statements of Operations for the nine months ended September 30, 2006. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the nine months ended September 30, 2006 associated with this benefit. The total benefit for the nine months ended September 30, 2006 consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities of approximately $94 million.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after September 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2005, the FASB issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to “historical waste,” which is waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. FSP 143-1 was required to be applied beginning in the later of the first reporting period ending after September 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The Company will apply the guidance of FSP 143-1 as it relates to the European Union member countries in which it operates when those countries have adopted the WEEE Directive into law. The Company does not expect the adoption of FSP 143-1 to have a material impact on its consolidated financial statements.

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

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and why it arose. We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006. While we are still in the process of completing our analysis, we expect that the initial adoption of SAB 108 will result in a decrease in accrued expenses of approximately $18 million and a decrease in retained deficit of approximately $18 million as of January 1, 2006. The accompanying financial statements do not reflect these adjustments.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At September 30, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.6% to 8.7% at September 30, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.8% to 9.1% at September 30, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	12.6	15.9

	$33.1	$36.4

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At September 30, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.6% to 8.7% at September 30, 2006	70.0	81.3
Term B loan, interest rate ranging from 8.8% to 9.1% at September 30, 2006	539.0	543.1
Senior subordinated notes, interest rate of 9% at September 30, 2006	300.0	300.0

Total long-term debt, less current portion	909.0	1,059.4
Capital lease obligations, less current portion	52.7	62.2

	$961.7	$1,121.6

As of September 30, 2006, no balance was outstanding under the Company’s revolving credit facility and $629.5 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility of $292.7 million at September 30, 2006 excludes the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $57.3 million reserved to support other letters of credit. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at the Company’s option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2006 for borrowings under the credit facilities was 8.9%. As of September 30, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2006, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

The Company’s credit agreement requires compliance with various covenants. As of September 30, 2006, the Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the third amendment to the Company’s credit agreement and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. For the nine months ended September 30, 2006, the Company generated excess cash flow, as defined by the credit agreement. However, the Company cannot estimate with certainty the excess cash flow that will be generated for the year ended December 31, 2006.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the three months ended September 30, 2006 and 2005, the Company recognized $1.6 million and $4.1 million, respectively, of share-based compensation expense related to stock options and $3.1 million and $3.6 million, respectively, of share-based compensation expense related to restricted shares and restricted share units. For the nine months ended September 30, 2006 and 2005, the Company recognized $5.5 million and $13.0 million, respectively, of share-based compensation expense related to stock options and $12.9 million and $16.4 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

In February 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees which are contingent upon the Company meeting specific performance goals. If the performance criteria are met and restricted shares and restricted share units are issued, they will vest in three equal installments on each of May 5, 2007, May 5, 2008 and May 5, 2009. The Company is recognizing compensation expense relating to these awards as it is probable that the performance conditions will be achieved. However, restricted shares and restricted share units will not be issued under these awards until the performance goals are actually met.

During the nine months ended September 30, 2006, no stock options were granted to employees, no stock options were exercised and 0.5 million stock options were cancelled. In addition, 0.1 million restricted shares were granted to employees, 0.5 million restricted shares and restricted share units vested, and 1.4 million restricted shares and restricted share units were cancelled during the nine months ended September 30, 2006. As of September 30, 2006, 6.8 million stock options and 5.8 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of September 30, 2006 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)(2)(3)	Stock Options	Total
Three month period ended December 31, 2006	$4.0	$0.9	$4.9
Year ended December 31, 2007	7.6	2.3	9.9
Year ended December 31, 2008 and thereafter	2.7	—	2.7

Total	$14.3	$3.2	$17.5

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of any termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of September 30, 2006. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of any termination of Mr. Antioco’s employment with the Company.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

(2)	The unamortized compensation expense related to performance-based awards was estimated based on the assumption that the Company will achieve the performance goals at its current estimated level. However, the actual recognized compensation expense related to these performance-based awards could change based upon the Company’s actual performance against these goals. The Company reviews these performance measures on a quarterly basis.
(3)	During October 2006, the Company’s Board of Directors approved awards of restricted stock and restricted stock units to certain employees excluding members of the Company’s senior management. The fair value of these awards, net of estimated forfeitures, is currently estimated to be between approximately $5 million and $6 million and will be recorded as a charge to compensation expense over the requisite service period, which begins in the fourth quarter of 2006 and continues through the fourth quarter of 2009. The above table of unamortized compensation expense to be recognized in future periods does not include the impact of these awards.

Note 4—Commitments and Contingencies

As discussed in Blockbuster’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, during the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, the franchisee financed a note with a third party, which the Company guaranteed. During the third quarter of 2006, the franchisee defaulted on the note, which had an outstanding balance of $5.4 million. The Company’s guarantee is collateralized by selected store assets and a personal guarantee of the franchisee and the Company is currently in negotiations with the franchisee to recover payment or assets to satisfy this liability. As a result, the Company has recorded a $4.0 million charge to record this liability, net of the estimated fair value of the collateralized assets, which is included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2006, there are no other material outstanding obligations that the Company has guaranteed for its franchisees.

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorney’s fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. Blockbuster continues to deny all material allegations of the complaint. On June 15, 2006, Blockbuster filed a notice stating its intention to appeal the judgment to the Fifth Court of Appeals, Dallas County, Texas. Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Blockbuster has made no accrual for this loss contingency.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 24, 2006, the Tallarino and Sanchez cases were consolidated. On March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program is a breach of an express warranty and a violation of California’s business and professions code as an unfair business practice and misleading advertising claim. This suit seeks compensatory, statutory and injunctive relief. This suit has been stayed in deference to the Tallarino and Sanchez cases. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York. Blockbuster removed the case to the United States District Court, Eastern District of New York. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. Blockbuster removed the case to the United States District Court, Southern District of New York. Both the Lustberg and Galeno suits allege breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit sought actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. On November 17, 2005, the United States District Court, Eastern District of Oklahoma ordered plaintiff’s individual claim to arbitration. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

On November 10, 2005, Congregation Ezra Sholom filed a putative collective class action complaint under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States District Court for the Northern District of Texas. On January 4, 2006, Victor Allgeier filed a putative collective class action complaint under the Exchange Act in the United States District Court for the Northern District of Texas. On April 28, 2006, the Sholom and Allgeier lawsuits were consolidated, and later amended. The consolidated lawsuit purports to be filed on behalf of those persons who purchased Blockbuster stock between September 8, 2004 and August 9, 2005. In the consolidated lawsuit, plaintiffs assert claims against Blockbuster, National Amusements Inc., Viacom, John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Philippe P. Dauman, Michael D. Fricklas, Linda Griego, John L. Muething, Sumner M. Redstone and Larry J. Zine. Plaintiffs claim the above-referenced defendants committed securities fraud in violation of the Exchange Act by failing to disclose at the time of the Blockbuster split-off from Viacom that Blockbuster lacked the financial and other resources required to implement initiatives announced at that time. Plaintiffs claim violations of the Exchange Act for allegedly false and misleading statements and omissions of material fact by the defendants regarding Blockbuster’s financial results. Plaintiffs seek compensatory damages, court costs, attorney’s fees and expert witness fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On November 16, 2005, Katherine Corthon filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Southern District of New York purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. On May 15, 2006, plaintiff filed an amended complaint and asserted claims against Viacom, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes and Mel Karmazin. On August 18, 2006, this suit was transferred to the United States District Court for the Northern District of Texas. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On September 8, 2006, John Halaris filed a putative collective class action complaint under ERISA in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserts claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that Blockbuster has sold and/or offered for sale in the United States a service that infringes two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleges that Blockbuster has actively induced and/or contributed to others’ infringement of the two patents. The lawsuit seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. Blockbuster believes that Netflix’s claims are without merit and intends to defend itself vigorously in the lawsuit. On June 13, 2006, Blockbuster answered and asserted antitrust counterclaims against Netflix. The counterclaims allege that, among other things, the Netflix patents are unenforceable and were obtained through deceptive practices, and that the attempt to enforce them against Blockbuster is an attempt to monopolize the online rental business. Blockbuster also alleges that Netflix failed to inform the U.S. Patent Office of previous patents and previous business methods of other companies, despite the legal duty to make such disclosures.

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

Note 5—Discontinued Operations

During the three months ended September 30, 2006, Blockbuster completed the divestiture of MOVIE TRADING CO.® (“MTC”), a wholly-owned subsidiary. The divestiture was completed through the sale of eleven stores to an unrelated third party and the closure of the remaining stores. An impairment of MTC’s long-lived assets was recorded in previous periods, as well as $1.1 million in inventory charges which were recorded in the second quarter of 2006 and a gain on disposal of $0.3 million which was recorded in the third quarter of 2006 associated with the sale of these locations.

During the second quarter of 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company closed all of its store locations in Spain. An impairment of the Company’s long-lived assets in Spain was recorded in previous periods, as well as $4.2 million in severance costs and $1.7 million in inventory charges associated with the closure of these locations which were recorded in the first quarter of 2006.

In accordance with SFAS No. 144, the operations of MTC and Spain have been classified as discontinued operations. Additionally, the Company’s consolidated financial statements and related notes have been adjusted to reflect MTC and Spain as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$1.1	$16.8	$19.2	$56.5

Loss before income taxes	$(0.4)	$(17.9)	$(20.5)	$(27.6)
Benefit (provision) for income taxes (Note 1)	—	(4.3)	14.0	(0.4)

Loss from discontinued operations	$(0.4)	$(22.2)	$(6.5)	$(28.0)

Note 6—Condensed Consolidating Financial Statements

        The Company’s senior subordinated notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the senior subordinated notes. The Company’s domestic subsidiaries consist primarily of its retail home video operations that are not operated under the Blockbuster brand name, including RHINO VIDEO GAMES®, and the Company’s distribution center. The Company’s domestic subsidiaries also included MTC and D.E.J. Productions Inc. prior to their sale in the third quarter of 2006 and the fourth quarter of 2005, respectively. There are no significant restrictions on the Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s senior subordinated notes is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

	Statement of Operations for the Three Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$763.3	$4.0	$230.3	$—	$997.6
Merchandise sales	100.4	11.7	203.7	—	315.8
Other revenues	17.2	16.4	4.3	(22.0)	15.9

	880.9	32.1	438.3	(22.0)	1,329.3

Cost of sales:
Cost of rental revenues	276.1	1.8	71.7	—	349.6
Cost of merchandise sold	69.5	7.8	152.6	—	229.9

	345.6	9.6	224.3	—	579.5

Gross profit	535.3	22.5	214.0	(22.0)	749.8

Operating expenses:
General and administrative	469.1	24.2	191.1	(22.0)	662.4
Advertising	26.5	0.1	6.5	—	33.1
Depreciation and intangible amortization	37.3	0.2	14.9	—	52.4

	532.9	24.5	212.5	(22.0)	747.9

Operating income (loss)	2.4	(2.0)	1.5	—	1.9
Interest expense	(23.3)	—	(2.7)	1.7	(24.3)
Interest income	2.6	—	0.7	(1.7)	1.6
Other items, net	(4.5)	—	5.2	—	0.7

Income (loss) before income taxes	(22.8)	(2.0)	4.7	—	(20.1)
Provision for income taxes	—	—	(4.2)	—	(4.2)
Equity in income (loss) of affiliated companies, net of tax	(1.9)	—	—	1.9	—

Income (loss) from continuing operations	(24.7)	(2.0)	0.5	1.9	(24.3)
Loss from discontinued operations, net of tax	—	(0.3)	(0.1)	—	(0.4)

Net income (loss)	(24.7)	(2.3)	0.4	1.9	(24.7)
Preferred stock dividends	(2.8)	—	—	—	(2.8)

Net income (loss) applicable to common stockholders	$(27.5)	$(2.3)	$0.4	$1.9	$(27.5)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Three Months Ended September 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$779.9	$16.1	$242.6	$(4.9)	$1,033.7
Merchandise sales	129.5	11.1	176.2	—	316.8
Other revenues	24.5	23.9	3.0	(32.4)	19.0

	933.9	51.1	421.8	(37.3)	1,369.5

Cost of sales:
Cost of rental revenues	264.1	10.7	74.9	(4.9)	344.8
Cost of merchandise sold	100.1	7.4	133.6	—	241.1

	364.2	18.1	208.5	(4.9)	585.9

Gross profit	569.7	33.0	213.3	(32.4)	783.6

Operating expenses:
General and administrative	484.2	33.4	186.1	(32.4)	671.3
Advertising	41.7	1.6	8.6	—	51.9
Depreciation and intangible amortization	41.9	0.7	14.1	—	56.7
Impairment of goodwill and other long-lived assets	0.9	3.2	332.0	—	336.1

	568.7	38.9	540.8	(32.4)	1,116.0

Operating income (loss)	1.0	(5.9)	(327.5)	—	(332.4)
Interest expense	(26.5)	—	(3.8)	3.1	(27.2)
Interest income	2.7	—	1.2	(3.1)	0.8
Other items, net	0.2	0.3	(0.2)	—	0.3

Loss before income taxes	(22.6)	(5.6)	(330.3)	—	(358.5)
Provision for income taxes	(74.1)	(5.1)	(31.5)	—	(110.7)
Equity in income (loss) of affiliated companies, net of tax	(393.1)	—	—	393.1	—

Income (loss) from continuing operations	(489.8)	(10.7)	(361.8)	393.1	(469.2)
Loss from discontinued operations, net of tax	(1.6)	(19.4)	(1.2)	—	(22.2)

Net income (loss)	$(491.4)	$(30.1)	$(363.0)	$393.1	$(491.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,337.9	$12.8	$696.2	$—	$3,046.9
Merchandise sales	342.2	37.1	588.4	—	967.7
Other revenues	50.6	53.5	9.7	(68.0)	45.8

	2,730.7	103.4	1,294.3	(68.0)	4,060.4

Cost of sales:
Cost of rental revenues	827.7	4.8	226.3	—	1,058.8
Cost of merchandise sold	246.3	24.3	446.4	—	717.0

	1,074.0	29.1	672.7	—	1,775.8

Gross profit	1,656.7	74.3	621.6	(68.0)	2,284.6

Operating expenses:
General and administrative	1,418.5	79.3	560.2	(68.0)	1,990.0
Advertising	83.8	0.1	22.9	—	106.8
Depreciation and intangible amortization	111.9	1.8	45.1	—	158.8

	1,614.2	81.2	628.2	(68.0)	2,255.6

Operating income (loss)	42.5	(6.9)	(6.6)	—	29.0
Interest expense	(74.0)	—	(8.7)	5.5	(77.2)
Interest income	10.5	—	2.3	(5.5)	7.3
Other items, net	(29.3)	—	31.8	—	2.5

Income (loss) before income taxes from continuing operations	(50.3)	(6.9)	18.8	—	(38.4)
Benefit (provision) for income taxes	91.7	—	(5.0)	—	86.7
Equity in income (loss) of affiliated companies, net of tax	(13.6)	—	—	13.6	—

Income (loss) from continuing operations	27.8	(6.9)	13.8	13.6	48.3
Income (loss) from discontinued operations, net of tax	14.0	(6.7)	(13.8)	—	(6.5)

Net income (loss)	41.8	(13.6)	—	13.6	41.8

Preferred stock dividends	(8.4)	—	—	—	(8.4)

Net income (loss) applicable to common stockholders	$33.4	$(13.6)	$—	$13.6	$33.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,362.4	$43.5	$751.2	$(11.3)	$3,145.8
Merchandise sales	481.9	33.0	562.3	—	1,077.2
Other revenues	72.0	76.1	8.7	(102.4)	54.4

	2,916.3	152.6	1,322.2	(113.7)	4,277.4

Cost of sales:
Cost of rental revenues	784.6	34.5	233.8	(11.3)	1,041.6
Cost of merchandise sold	381.7	22.3	430.2	—	834.2

	1,166.3	56.8	664.0	(11.3)	1,875.8

Gross profit	1,750.0	95.8	658.2	(102.4)	2,401.6

Operating expenses:
General and administrative	1,529.3	105.1	580.2	(102.4)	2,112.2
Advertising	188.9	2.0	34.6	—	225.5
Depreciation and intangible amortization	124.0	1.2	47.0	—	172.2
Impairment of goodwill and other long-lived assets	0.9	3.2	341.0	—	345.1

	1,843.1	111.5	1,002.8	(102.4)	2,855.0

Operating loss	(93.1)	(15.7)	(344.6)	—	(453.4)
Interest expense	(67.8)	—	(7.8)	5.6	(70.0)
Interest income	6.5	0.1	1.7	(5.6)	2.7
Other items, net	(31.8)	—	29.0	—	(2.8)

Loss before income taxes	(186.2)	(15.6)	(321.7)	—	(523.5)
Provision for income taxes	(20.9)	(1.6)	(32.1)	—	(54.6)
Equity in income (loss) of affiliated companies, net of tax	(398.6)	—	—	398.6	—

Income (loss) from continuing operations	(605.7)	(17.2)	(353.8)	398.6	(578.1)
Loss from discontinued operations, net of tax	(0.4)	(22.7)	(4.9)	—	(28.0)

Net income (loss)	$(606.1)	$(39.9)	$(358.7)	$398.6	$(606.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Balance Sheet at September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$120.6	$5.5	$128.7	$—	$254.8
Receivables, net	64.9	0.1	32.0	—	97.0
Intercompany receivables	228.0	—	—	(228.0)	—
Merchandise inventories	134.8	5.9	154.6	—	295.3
Rental library, net	330.8	1.9	83.3	—	416.0
Deferred income taxes	—	—	15.6	—	15.6
Prepaid and other current assets	129.2	0.6	39.7	—	169.5

Total current assets	1,008.3	14.0	453.9	(228.0)	1,248.2
Property and equipment, net	448.9	2.4	159.5	—	610.8
Deferred income taxes	83.5	1.3	25.2	—	110.0
Investment in subsidiaries	296.5	—	—	(296.5)	—
Intangibles, net	6.3	—	21.0	—	27.3
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	20.1	3.2	3.8	—	27.1

	$2,515.4	$37.0	$804.7	$(524.5)	$2,832.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163.2	$3.0	$142.6	$—	$308.8
Intercompany payable	—	20.7	207.3	(228.0)	—
Accrued expenses	470.5	4.3	134.7	—	609.5
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	12.0	—	0.6	—	12.6
Deferred income taxes	83.5	1.3	13.7	—	98.5

Total current liabilities	749.7	29.3	498.9	(228.0)	1,049.9
Long-term debt, less current portion	909.0	—	—	—	909.0
Capital lease obligations, less current portion	52.7	—	—	—	52.7
Other liabilities	101.4	0.8	16.2	—	118.4

	1,812.8	30.1	515.1	(228.0)	2,130.0
Total stockholders’ equity	702.6	6.9	289.6	(296.5)	702.6

	$2,515.4	$37.0	$804.7	$(524.5)	$2,832.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Balance Sheet at December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$115.0	$9.3	$151.9	$—	$276.2
Receivables, net	87.0	0.1	40.7	—	127.8
Intercompany receivables	249.7	—	—	(249.7)	—
Merchandise inventories	144.6	15.1	150.6	—	310.3
Rental library, net	379.9	2.9	92.7	—	475.5
Deferred income taxes	—	—	15.6	—	15.6
Prepaid and other current assets	160.3	0.9	57.2	—	218.4

Total current assets	1,136.5	28.3	508.7	(249.7)	1,423.8
Property and equipment, net	540.3	4.0	179.2	—	723.5
Deferred income taxes	134.5	—	25.1	—	159.6
Investment in subsidiaries	284.9	—	—	(284.9)	—
Intangibles, net	6.8	—	20.1	—	26.9
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	24.3	7.7	4.6	—	36.6

	$2,779.1	$56.1	$879.0	$(534.6)	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$215.1	$5.7	$147.3	$—	$368.1
Intercompany payable	—	53.0	196.7	(249.7)	—
Accrued expenses	539.7	12.3	213.3	—	765.3
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	15.0	—	0.9	—	15.9
Deferred income taxes	134.4	—	13.7	—	148.1

Total current liabilities	924.7	71.0	571.9	(249.7)	1,317.9
Long-term debt, less current portion	1,059.4	—	—	—	1,059.4
Capital lease obligations, less current portion	62.0	—	0.2	—	62.2
Other liabilities	101.4	2.8	4.3	—	108.5

	2,147.5	73.8	576.4	(249.7)	2,548.0
Total stockholders’ equity	631.6	(17.7)	302.6	(284.9)	631.6

	$2,779.1	$56.1	$879.0	$(534.6)	$3,179.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$175.7	$(3.6)	$(2.6)	$—	$169.5

Investing activities:
Capital expenditures	(24.0)	(0.2)	(15.5)	—	(39.7)
Proceeds from sale of store real estate	7.8	—	—	—	7.8
Other investing activities	1.2	—	2.4	—	3.6

Net cash flow used for investing activities	(15.0)	(0.2)	(13.1)	—	(28.3)

Financing activities:
Repayments on credit agreement	(150.4)	—	—	—	(150.4)
Cash dividends	(8.4)	—	—	—	(8.4)
Capital lease payments	(11.9)	—	(0.5)	—	(12.4)
Intercompany loans and investment activities	15.6	—	(15.6)	—	—

Net cash flow used for financing activities	(155.1)	—	(16.1)	—	(171.2)

Effect of exchange rate changes on cash	—	—	8.6	—	8.6

Net increase (decrease) in cash and cash equivalents	5.6	(3.8)	(23.2)	—	(21.4)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$120.6	$5.5	$128.7	$—	$254.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in millions, except per share amounts)

	Statement of Cash Flows for the Nine Months Ended September 30, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$(118.2)	$3.5	$(31.4)	$—	$(146.1)

Investing activities:
Capital expenditures	(74.1)	(3.9)	(23.8)	—	(101.8)
Other investing activities	(1.0)	—	0.1	—	(0.9)

Net cash flow used for investing activities	(75.1)	(3.9)	(23.7)	—	(102.7)

Financing activities:
Proceeds from credit agreements	215.0	—	—	—	215.0
Repayments on credit agreements	(75.0)	—	—	—	(75.0)
Net repayments on other notes and lines of credit	(0.7)	—	—	—	(0.7)
Net proceeds from the exercise of stock options	0.8	—	—	—	0.8
Cash dividends	(7.8)	—	—	—	(7.8)
Payment of debt financing costs	(3.7)	—	—	—	(3.7)
Capital lease payments	(15.2)	—	(0.6)	—	(15.8)
Intercompany loans	(33.6)	—	33.6	—	—

Net cash flow provided by financing activities	79.8	—	33.0	—	112.8

Effect of exchange rate changes on cash	—	—	(4.1)	—	(4.1)

Net decrease in cash and cash equivalents	(113.5)	(0.4)	(26.2)	—	(140.1)
Cash and cash equivalents at beginning of period	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of period	$69.5	$6.2	$114.5	$—	$190.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statement of Operations Data:
Revenues	$1,329.3	$1,369.5	$4,060.4	$4,277.4
Cost of sales	579.5	585.9	1,775.8	1,875.8

Gross profit	749.8	783.6	2,284.6	2,401.6
Operating expenses	747.9	1,116.0	2,255.6	2,855.0

Operating income (loss)	1.9	(332.4)	29.0	(453.4)
Interest expense and other items, net	(22.0)	(26.1)	(67.4)	(70.1)

Loss before income taxes	(20.1)	(358.5)	(38.4)	(523.5)
Benefit (provision) for income taxes	(4.2)	(110.7)	86.7	(54.6)

Income (loss) from continuing operations	(24.3)	(469.2)	48.3	(578.1)
Loss from discontinued operations, net of tax	(0.4)	(22.2)	(6.5)	(28.0)

Net income (loss)	(24.7)	(491.4)	41.8	(606.1)
Preferred stock dividends	(2.8)	—	(8.4)	—

Net income (loss) applicable to common stockholders	$(27.5)	$(491.4)	$33.4	$(606.1)

Cash Flow Data:
Cash flow provided by (used for) operating activities	N/A	N/A	$169.5	$(146.1)
Cash flow used for investing activities	N/A	N/A	$(28.3)	$(102.7)
Cash flow provided by (used for) financing activities	N/A	N/A	$(171.2)	$112.8

Margins:
Rental margin (1)	65.0%	66.6%	65.2%	66.9%
Merchandise margin (2)	27.2%	23.9%	25.9%	22.6%
Gross margin (3)	56.4%	57.2%	56.3%	56.1%

Worldwide Store Data:
Same-store revenues decrease (4)	(1.4)%	(3.6)%	(3.0)%	(2.7)%
Total system-wide stores at end of period	8,529	9,076	8,529	9,076

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(3)	Gross profit as a percentage of total revenues.
(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, revenues generated from our online business have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with approximately 8,500 stores in the United States, its territories and 23 other countries as of September 30, 2006.

        During late 2005, we implemented a business plan that focused on growing our share of the overall movie rental business, controlling costs, maximizing our asset portfolio and improving our profitability and cash flow. Our third quarter 2006 results are a reflection of the continued successful execution of this business plan. During the third quarter of 2006, we improved our financial performance and cash flow year-over-year and our domestic same-store movie rental revenues were positive for the third consecutive quarter driven by our combined in-store and online performance. We increased our online subscriber base to approximately 1.5 million as of September 30, 2006, including approximately 100,000 trial subscribers at quarter-end who subsequently converted to paying members on or before October 31, 2006. Net additions for the quarter totaled approximately 150,000 subscribers.

We believe that our ability to integrate our online service with our in-store business provides us with a distinct competitive advantage. As such, on November 1, 2006, we completed another important step in the further integration of our online and in-store rental business with the introduction of BLOCKBUSTER Total Access™, a program that gives our customers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER® store in exchange for free in-store movie rentals. We believe that BLOCKBUSTER Total Access will drive increased subscriber activations, increase store traffic and assist us in our effort to achieve our goal of two million subscribers by the end of 2006.

Total revenues for the third quarter of 2006 decreased from the third quarter of 2005 primarily because of a decrease in our company-owned store base since the third quarter of 2005, resulting from accelerated actions to optimize our asset portfolio. In addition, our revenues were negatively impacted by the continued pressure on the in-store rental industry including a weak home video release schedule during the third quarter of 2006. Despite these negative factors, our worldwide same-store movie rental revenues were positive, driven by a 3.2% increase in our domestic same-store movie rental revenues. Additionally, our retail revenues remained relatively flat compared to the third quarter of 2005 resulting from strong performance internationally which mostly offset decreased retail revenues domestically. Our gross profit was negatively impacted by the reduction in rental revenues and a decrease in rental gross margin due to increased promotional activities designed to drive rental activity, including previously rented product sales, and increased product purchases to improve customer satisfaction.

The decrease in gross profit was mostly offset by an approximately $28 million decrease in selling, general and administrative expenses from the third quarter of 2005 to the third quarter of 2006. The majority of this decrease came from our cost containment actions, which we began during the third quarter of 2005, including lowering store level compensation and corporate overhead and reducing advertising expenses. Additionally, the decrease in selling, general and administrative expenses includes approximately $7 million in severance and store closure costs incurred in the third quarter of 2006 and an increase year-over-year in compensation expense resulting from the reversal of certain bonus accruals during the third quarter of 2005. We have reduced our corporate selling, general and administrative costs from 2005, including taking actions to reduce operating expenses internationally during the third quarter of 2006. We will continue to focus on cost containment in coming quarters.

Our financial performance in 2006 helped us to increase our operating cash flow by approximately $315 million in the first nine months of 2006 from the first nine months of 2005 and pay down approximately $150 million in long-term debt, which includes the pay down of the entire outstanding balance under our revolving credit facility, during the first nine months of 2006. We also reduced our capital expenditures by approximately $60 million during the first nine months of 2006 and believe we are on track to reduce our capital expenditures to less than $90 million for 2006 from approximately $140 million in 2005.

We continue to review our asset portfolio and, since the third quarter of 2005, we have closed approximately 375 company-owned stores, net of store openings (including the net closure of approximately 120 company-owned stores during the third quarter of 2006). Additionally, we closed all of our approximately 95 stores in Spain and divested our MOVIE TRADING CO.® stores. We will continue to evaluate our asset portfolio and consider the closure of additional stores if the economics of doing so are beneficial for our business. We also continue to explore the divestiture of our non-core assets and some of our remaining international operations.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Revenues. Revenues decreased $40.2 million, or 2.9%, from the third quarter of 2005 to the third quarter of 2006. The following is a summary of revenues by category:

	Three Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$997.6	75.0%	$1,033.7	75.5%	$(36.1)	(3.5)%
Merchandise sales	315.8	23.8%	316.8	23.1%	(1.0)	(0.3)%
Other revenues	15.9	1.2%	19.0	1.4%	(3.1)	(16.3)%

Total revenues	$1,329.3	100.0%	$1,369.5	100.0%	$(40.2)	(2.9)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(1.3)%	0.7%	(7.5)%
Merchandise sales	(1.2)%	(18.2)%	10.8%
Total revenues	(1.4)%	(2.3)%	0.5%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental Revenues. Rental revenues decreased $36.1 million, or 3.5%, in the third quarter of 2006 as compared with the third quarter of 2005. The following is a summary of rental revenues by product category:

	Three Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$676.0	67.8%	$726.5	70.3%	$(50.5)	(7.0)%
Base movie rental revenues—online	64.7	6.5%	41.0	4.0%	23.7	57.8%
Movie previously rented product (“PRP”) revenues	150.9	15.1%	137.5	13.3%	13.4	9.7%
Movie EVF revenues (1)	16.9	1.7%	17.3	1.6%	(0.4)	(2.3)%

Total movie rental revenues	908.5	91.1%	922.3	89.2%	(13.8)	(1.5)%

Game rental revenues:
Base game rental revenues	70.7	7.1%	89.6	8.7%	(18.9)	(21.1)%
Game PRP revenues	17.1	1.7%	20.3	2.0%	(3.2)	(15.8)%
Game EVF revenues (1)	1.3	0.1%	1.5	0.1%	(0.2)	(13.3)%

Total game rental revenues	89.1	8.9%	111.4	10.8%	(22.3)	(20.0)%

Total rental revenues	$997.6	100.0%	$1,033.7	100.0%	$(36.1)	(3.5)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	0.7%	3.2%	(6.8)%
Game rental revenues	(18.1)%	(18.8)%	(15.3)%
Total rental revenues	(1.3)%	0.7%	(7.5)%

(1)	We implemented the “no late fees” program during the first quarter of 2005. However, the “no late fees” program does not apply at our non-Blockbuster operated stores in the United States or at our international locations excluding stores in Canada. Additionally, during the third quarter of 2006, we acquired and began operating approximately 40 stores that were not participating in the “no late fees” program. We plan on transitioning these stores to our “no late fees” program. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

(2)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues. Movie rental revenues decreased $13.8 million, or 1.5%, in the third quarter of 2006 as compared with the third quarter of 2005. The decline in movie rental revenues resulted from the closure of company-owned stores since the third quarter of 2005 which was partially offset by the impact of favorable foreign exchange rates and a 0.7% increase in worldwide same-store movie rental revenues.

The increase in worldwide same-store movie rental revenues was driven by a 3.2% increase in our domestic same-store movie rental revenues. We believe that our domestic rental offerings, mainly our online rental service and the elimination of extended viewing fees, the transfer of a portion of the revenues from our closed stores and increased promotional activity around our rental and PRP offerings during the third quarter of 2006 contributed to our positive domestic same-store movie rental revenues. We were able to deliver these results despite the continued negative industry trends currently facing the in-store video rental industry including a weak home video release schedule in the third quarter of 2006 as compared with the third quarter of 2005. The growth in domestic same-store movie rental revenues was offset by a 6.8% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that box office revenues for titles released to home video for the fourth quarter of 2006 will be positive compared to the fourth quarter of 2005. As a result, our movie rental revenues may be positively impacted in the fourth quarter of 2006. Additionally, we believe that further integration of our in-store and online rental offering, including the impact of BLOCKBUSTER Total Access, will assist in our efforts to increase our domestic market share in coming quarters.

Game Rental Revenues. Game rental revenues decreased $22.3 million, or 20.0%, in the third quarter of 2006 as compared with the third quarter of 2005 due to an 18.1% decline in worldwide same-store game rental revenues and the closure of company-owned stores since the third quarter of 2005. The decline in same-store game rental revenues, including sales of PRP, resulted from a significant decline in the number of game titles released during the third quarter of 2006 as compared with the same period of the prior year. We expect increased penetration of Xbox 360 and other next generation game platforms, which are expected to be released in the fourth quarter of 2006, to position us for improved game rental results for 2007.

Merchandise Sales. Merchandise sales decreased $1.0 million, or 0.3%, in the third quarter of 2006 as compared with the third quarter of 2005. The following is a summary of merchandise sales by product category:

	Three Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$89.4	28.3%	$100.2	31.6%	$(10.8)	(10.8)%
Game sales	145.1	46.0%	134.2	42.4%	10.9	8.1%
General merchandise sales	81.3	25.7%	82.4	26.0%	(1.1)	(1.3)%

Total merchandise sales	$315.8	100.0%	$316.8	100.0%	$(1.0)	(0.3)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(10.2)%	(22.6)%	4.9%
Game sales	4.8%	(31.5)%	19.2%
General merchandise sales	(0.5)%	1.8%	(2.5)%
Total merchandise sales	(1.2)%	(18.2)%	10.8%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales. Movie sales, which primarily include sales of both new and traded DVDs, decreased $10.8 million, or 10.8%, from the third quarter of 2005 to the third quarter of 2006 as a result of a 10.2% decrease in worldwide same-store movie sales and the closure of company-owned stores since the third quarter of 2005. The decrease in our worldwide same-store movie sales occurred domestically and was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin rental and retail revenues. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by our increased promotional activities around PRP in the third quarter of 2006, continued weakness in the retail home video industry in the U.S. and by piracy internationally. These factors resulted in an 18.3% decrease in overall unit sales of movies worldwide in the third quarter of 2006 as compared to the third quarter of 2005. We expect that the favorable home video release schedule for the fourth quarter of 2006 will positively impact our retail movie sales.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $10.9 million, or 8.1%, from the third quarter of 2005 to the third quarter of 2006, as a result of a 4.8% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates. The increase in worldwide same-store game sales occurred internationally and was driven by strong results from our company-owned free-standing GAMESTATION® stores and from the continued demand for new and traded games internationally. The increase in international same-store game sales was offset by a 31.5% decrease in domestic same-store game sales resulting from a reduction in our merchandise inventory levels, a decrease in marketing activities surrounding our game concepts and the continued release of fewer quality game titles during third quarter of 2006. We expect increased penetration of Xbox 360 and other next generation game platforms, which are expected to be released in the fourth quarter of 2006, to position us for improved game sales for 2007.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $1.1 million, or 1.3%, from the third quarter of 2005 to the third quarter of 2006 due primarily to the closure of company-owned stores since the third quarter of 2005, which was partially offset by the impact of favorable foreign exchange rates.

Cost of Sales. Cost of sales of $579.5 million in the third quarter of 2006 decreased $6.4 million, or 1.1%, from $585.9 million in the third quarter of 2005, as a result of the decrease in total revenues discussed above and changes in gross margin discussed below.

Gross Profit. Gross profit of $749.8 million in the third quarter of 2006 decreased $33.8 million, or 4.3%, from $783.6 million in the third quarter of 2005, primarily as a result of a $36.1 million decrease in rental revenues as discussed above. Additionally, total gross margin decreased to 56.4% in the third quarter of 2006 from 57.2% in the third quarter of 2005 because of a decrease in rental gross margin as discussed below.

Rental Gross Profit. Rental gross profit of $648.0 million in the third quarter of 2006 decreased $40.9 million, or 5.9%, from $688.9 million in the third quarter of 2005. The decrease in rental gross profit was primarily caused by decreased rental revenues caused by the closure of company-owned stores since the third quarter of 2005 and a decline in international same-store rental revenues. Our rental gross margin decreased from 66.6% in the third quarter of 2005 to 65.0% in the third quarter of 2006 primarily due to increased promotional activities designed to drive rental activity and PRP sales. Additionally, we continue to focus on increasing our customer satisfaction through improved product availability, particularly in stores operating in highly competitive locations.

Merchandise Gross Profit. Despite a $1.0 million decrease in merchandise sales, merchandise gross profit increased $10.2 million, or 13.5%, to $85.9 million in the third quarter of 2006 from $75.7 million in the third quarter of 2005. Merchandise gross margin increased to 27.2% in the third quarter of 2006 from 23.9% in the third quarter of 2005, primarily attributable to improved profitability on sales of new movies and games and a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating Expenses. Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses and depreciation and intangible amortization, were $747.9 million in the third quarter of 2006, a decrease of $368.1 million, or 33.0%, from $1,116.0 million in the third quarter of 2005 primarily due to non-cash charges for the impairment of goodwill and other long-lived assets of $336.1 million recorded in the third quarter of 2005. Additionally, operating expenses decreased as a result of our ongoing cost containment measures originally implemented during the third quarter of 2005. Total operating expenses decreased as a percentage of total revenues to 56.3% in the third quarter of 2006 from 81.5% in the third quarter of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, totaled $695.5 million in the third quarter of 2006, a decrease of $27.7 million, or 3.8%, from $723.2 million in the third quarter of 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 52.3% in the third quarter of 2006 as compared with 52.8% in the third quarter of 2005. The change in selling, general and administrative expense in the third quarter of 2006 resulted from the following items:

•	Advertising expense, which includes online subscriber acquisition costs, decreased $18.8 million, or 36.2%, mainly from decreased advertising of in-store promotions. We expect advertising expense to increase in the coming quarters to support growth in our online business, including BLOCKBUSTER Total Access.

•	Other corporate and store expenses decreased $12.0 million, or 10.6%, due primarily to our cost reduction efforts. This decrease was offset by $4.0 million incurred for the expected performance under a guarantee of franchisee debt during the third quarter of 2006, as discussed in Note 4 to the consolidated financial statements.

•	Compensation expense decreased $3.3 million, or 1.0%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation expense was impacted by the closure of company-owned stores since the third quarter of 2005 and a $3.0 million reduction in share-based compensation expense. These reductions were offset by the reversal of a $10.5 million bonus accrual in the third quarter of 2005 associated with lower expected earnings for 2005 and severance costs of $5.0 million incurred for a reduction-in-force in the third quarter of 2006.

•	Occupancy costs increased $6.4 million, or 2.8%, despite the closure of stores since the third quarter of 2005. The increase primarily relates to the impact of rising utility costs, general inflation on lease renewals and real estate taxes and $2.0 million of lease termination costs incurred in connection with our closure of stores in the third quarter of 2006.

We have reduced our corporate selling, general and administrative costs from 2005, including taking actions to reduce operating expenses internationally during the third quarter of 2006. We will continue to focus on cost containment in coming quarters.

Depreciation and Intangible Amortization. Depreciation and intangible amortization of $52.4 million in the third quarter of 2006 decreased $4.3 million, or 7.6%, as compared with $56.7 million in the third quarter of 2005. The decrease was primarily the result of reduced capital expenditures and the closure of company-owned stores since the third quarter of 2005, which was partially offset by an increase in depreciation expense associated with the acceleration of store closures.

Impairment of Goodwill and Other Long-Lived Assets. During the third quarter of 2005, we recorded an impairment charge of $332.0 million to impair goodwill in our international reporting unit. Additionally, we recorded a non-cash charge of $15.6 million to impair selected domestic long-lived assets during the third quarter of 2005, of which $4.1 million is reflected as “Impairment of goodwill and other long-lived assets” in the consolidated financial statements. See the discussion of the impairment of goodwill and other long-lived assets in Note 1 to the consolidated financial statements.

Operating Income (Loss). Operating income of $1.9 million in the third quarter of 2006 represents a change of $334.3 million from an operating loss of $332.4 million in the third quarter of 2005. This change was primarily due to a non-cash charge for the impairment of goodwill and long-lived assets recorded in the third quarter of 2005 and other changes discussed above.

Interest Expense and Other Items, Net. Interest expense and other items, net, of $22.0 million in the third quarter of 2006 decreased $4.1 million, or 15.7%, as compared with $26.1 million in the third quarter of 2005. The decrease mainly relates to lower interest expense generated by a lower outstanding balance under our revolving credit facility during the third quarter of 2006 as compared with the third quarter of 2005.

Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $4.2 million in the third quarter of 2006 as compared with a provision of $110.7 million in the third quarter of 2005. During the third quarter of 2005, we recognized a $111.5 million charge to record a valuation allowance against certain of our deferred tax assets, including net operating losses, of which $107.2 million is included in “Benefit (provision) for income taxes” in the Consolidated Statements of Operations. As such, we do not recognize a tax benefit for current period losses and do not expect to do so for the remainder of 2006. We expect income tax expense to total approximately $8 million for the fourth quarter of 2006, which represents our estimated cash tax expense in certain foreign jurisdictions. See Note 1 to the consolidated financial statements for further discussion of income taxes.

Loss from Continuing Operations. Loss from continuing operations was $24.3 million for the third quarter of 2006 as compared to $469.2 million for the third quarter of 2005. This change was the result of non-cash charges to impair goodwill and other long-lived assets and to record valuation allowances on certain of our deferred tax assets recorded during the third quarter of 2005 and other changes discussed above.

Loss from Discontinued Operations. Loss from discontinued operations was $0.4 million for the third quarter of 2006 as compared to $22.2 million in the third quarter of 2005. The change primarily relates to non-cash charges to impair goodwill and other long-lived assets and to record valuation allowances against certain of our deferred tax assets recorded during the third quarter of 2005. See the discussion of income taxes and impairment of goodwill and other long-lived assets in Note 1 to the consolidated financial statements.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues. Revenues decreased $217.0 million, or 5.1%, from the first nine months of 2005 to the first nine months of 2006. The following is a summary of revenues by category:

	Nine Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$3,046.9	75.0%	$3,145.8	73.5%	$(98.9)	(3.1)%
Merchandise sales	967.7	23.8%	1,077.2	25.2%	(109.5)	(10.2)%
Other revenues	45.8	1.2%	54.4	1.3%	(8.6)	(15.8)%

Total revenues	$4,060.4	100.0%	$4,277.4	100.0%	$(217.0)	(5.1)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(0.6)%	1.5%	(7.1)%
Merchandise sales	(9.3)%	(25.4)%	4.4%
Total revenues	(3.0)%	(3.5)%	(2.1)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues. Rental revenues decreased $98.9 million, or 3.1%, in the first nine months of 2006 as compared with the first nine months of 2005. The following is a summary of rental revenues by product category:

	Nine Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$2,123.3	69.7%	$2,266.4	72.0%	$(143.1)	(6.3)%
Base movie rental revenues—online	174.2	5.7%	98.7	3.1%	75.5	76.5%
Movie PRP revenues	417.6	13.7%	389.0	12.4%	28.6	7.4%
Movie EVF revenues	51.3	1.7%	62.4	2.0%	(11.1)	(17.8)%

Total movie rental revenues	2,766.4	90.8%	2,816.5	89.5%	(50.1)	(1.8)%

Game rental revenues:
Base game rental revenues	222.6	7.3%	269.7	8.6%	(47.1)	(17.5)%
Game PRP revenues	53.8	1.8%	54.3	1.7%	(0.5)	(0.9)%
Game EVF revenues	4.1	0.1%	5.3	0.2%	(1.2)	(22.6)%

Total game rental revenues	280.5	9.2%	329.3	10.5%	(48.8)	(14.8)%

Total rental revenues	$3,046.9	100.0%	$3,145.8	100.0%	$(98.9)	(3.1)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie rental revenues	0.7%	3.4%	(7.1)%
Game rental revenues	(12.2)%	(13.4)%	(7.5)%
Total rental revenues	(0.6)%	1.5%	(7.1)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues. Movie rental revenues decreased $50.1 million, or 1.8%, in the first nine months of 2006 as compared with the first nine months of 2005. The decline in movie rental revenues resulted primarily from the closure of company-owned stores since the third quarter of 2005 which was partially offset by a 0.7% increase in worldwide same-store movie rental revenues and the impact of favorable foreign exchange rates.

While worldwide same-store movie rental revenues were relatively flat as compared to the first nine months of 2005, our domestic same-store movie rental revenues increased 3.4%. We believe that our domestic rental offerings, mainly our online rental service and the elimination of extended viewing fees, the transfer of a portion of the revenues from our closed stores and increased promotional activity around our PRP offerings contributed to our positive domestic same-store rental revenues. We were able to deliver these results despite continued negative industry trends currently facing the in-store video rental industry. Additionally, our movie rental revenue results for the first nine months of 2005 included the impact of significant advertising and a much larger number of BLOCKBUSTER Movie Pass subscribers. The growth in domestic same-store movie rental revenues was offset by a 7.1% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that box office revenues for titles released to home video for the fourth quarter of 2006 will be positive compared to the fourth quarter of 2005. As a result, our movie rental revenues may be positively impacted in the fourth quarter of 2006. Additionally, we believe that further integration of our in-store and online rental offering, including the impact of BLOCKBUSTER Total Access, will assist in our efforts to increase our domestic market share in coming quarters.

Game Rental Revenues. Game rental revenues decreased $48.8 million, or 14.8%, in the first nine months of 2006 as compared with the first nine months of 2005 due to a 12.2% decline in worldwide same-store game rental revenues and the closure of company-owned stores since the third quarter of 2005. The decline in same-store game rental revenues, including sales of PRP, resulted from the release of fewer quality game titles during the first nine months of 2006. We expect increased penetration of Xbox 360 and other next generation game platforms, which are expected to be released in the fourth quarter of 2006, to position us for improved game rental results for 2007.

Merchandise Sales. Merchandise sales decreased $109.5 million, or 10.2%, in the first nine months of 2006 as compared with the first nine months of 2005. The following is a summary of merchandise sales by product category:

	Nine Months Ended September 30,
	2006		2005		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$298.1	30.8%	$392.3	36.4%	$(94.2)	(24.0)%
Game sales	432.4	44.7%	436.5	40.5%	(4.1)	(0.9)%
General merchandise sales	237.2	24.5%	248.4	23.1%	(11.2)	(4.5)%

Total merchandise sales	$967.7	100.0%	$1,077.2	100.0%	$(109.5)	(10.2)%

	Same-Store Retail Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(22.5)%	(34.5)%	(3.8)%
Game sales	(1.4)%	(31.5)%	12.3%
General merchandise sales	(2.2)%	0.1%	(4.4)%
Total merchandise sales	(9.3)%	(25.4)%	4.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales. Movie sales, which primarily include sales of both new and traded DVDs, decreased $94.2 million, or 24.0%, from the first nine months of 2005 to the first nine months of 2006 as a result of a 22.5% decrease in worldwide same-store movie sales and the closure of company-owned stores since the third quarter of 2005. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin rental and retail revenues. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by our increased promotional activities around PRP during the second and third quarters of 2006, continued weakness in the retail home video industry in the U.S. and by piracy internationally. These factors resulted in a 25.3% decrease in overall unit sales of movies worldwide in the first nine months of 2006 as compared to the first nine months of 2005. We expect that the favorable home video release schedule for the fourth quarter of 2006 will positively impact our retail movie sales.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $4.1 million, or 0.9%, from the first nine months of 2005 to the first nine months of 2006, as a result of the impact of unfavorable foreign exchange rates in certain markets. While worldwide same-store game sales decreased slightly as compared to the first nine months of 2006, our international same-store game sales increased 12.3%. The increase in international same-store game sales was driven by strong results from our company-owned free-standing GAMESTATION stores and from the continued demand for new and traded games internationally. The growth in international same-store games sales was offset by a 31.5% decrease in domestic same-store game sales resulting from a reduction in our merchandise inventory levels, a decrease in marketing activities surrounding our game concepts and the continued release of fewer quality game titles during the first nine months of 2006. We expect increased penetration of Xbox 360 and other next generation game platforms, which are expected to be released during the fourth quarter of 2006, to position us for improved game sales results for 2007.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $11.2 million, or 4.5%, from the first nine months of 2005 to the first nine months of 2006 due primarily to the closure of company-owned stores since the third quarter of 2005 and a 2.2% decline in worldwide same-store general merchandise sales, caused by a decrease in confection sales.

Cost of Sales. Cost of sales of $1,775.8 million in the first nine months of 2006 decreased $100.0 million, or 5.3%, from $1,875.8 million in the first nine months of 2005, as a result of the decrease in total revenues discussed above and the changes in gross profit discussed below.

Gross Profit. Gross profit of $2,284.6 million in the first nine months of 2006 decreased $117.0 million, or 4.9%, from $2,401.6 million in the first nine months of 2005, primarily as a result of a $98.9 million decrease in rental revenues as discussed above. Total gross margin increased slightly to 56.3% during the first nine months of 2006 from 56.1% during the first nine months of 2005.

Rental Gross Profit. Rental gross profit of $1,988.1 million in the first nine months of 2006 decreased $116.1 million, or 5.5%, from $2,104.2 million in the first nine months of 2005. The decrease in rental gross profit was primarily due to decreased rental revenues caused by the closure of company-owned stores since the third quarter of 2005 and a decline in international same-store rental revenues. Our rental gross margin decreased from 66.9% in the first nine months of 2005 to 65.2% in the first nine months of 2006 mainly caused by increased product purchases to support our combined in-store and online rental offering as we continue to focus on increasing customer satisfaction through improved product availability, particularly in stores operating in highly competitive locations. Additionally, our rental gross margin was impacted by our increased promotional activities designed to drive rental activity and PRP sales in the second and third quarters of 2006.

Merchandise Gross Profit. Despite a $109.5 million decrease in merchandise sales, merchandise gross profit increased $7.7 million, or 3.2%, to $250.7 million in the first nine months of 2006 from $243.0 million in the first nine months of 2005. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise gross margin which increased from 22.6% for the first nine months of 2005 to 25.9% during the first nine months of 2006 primarily as a result of improved profitability on sales of new movies and games and a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating Expenses. Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses and depreciation and intangible amortization, were $2,255.6 million in the first nine months of 2006, a decrease of $599.4 million, or 21.0%, from $2,855.0 million in the first nine months of 2005 mainly due to non-cash impairment charges for the impairment of goodwill and other long-lived assets of $345.1 million recorded during the first nine months of 2005. Additionally, operating expenses decreased as a result of our ongoing cost containment measures originally implemented during the third quarter of 2005. Total operating expenses decreased as a percentage of total revenues to 55.6% in the first nine months of 2006 from 66.7% in the first nine months of 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, totaled $2,096.8 million in the first nine months of 2006, a decrease of $240.9 million, or 10.3%, from $2,337.7 million in the first nine months of 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 51.6% in the first nine months of 2006 as compared with 54.7% in the first nine months of 2005. The change in selling, general and administrative expense in the first nine months of 2006 resulted from the following items:

•	Advertising expense, which includes online subscriber acquisition costs, decreased $118.7 million, or 52.6%, mainly from advertising costs incurred for the national launch of our “no late fees” and LIFE AFTER LATE FEESTM campaigns during the first nine months of 2005. We also reduced spending for our online rental service and decreased advertising on in-store promotions. We expect advertising expense to increase in the coming quarters to support growth in our online business, including BLOCKBUSTER Total Access.

•	Compensation expense decreased $76.3 million, or 7.2%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation expense was impacted by the closure of company-owned stores since the third quarter of 2006 and an $11.0 million reduction in share-based compensation expense. These reductions were offset by the reversal of a $10.5 million bonus accrual in the third quarter of 2005 associated with lower expected earnings for 2005 and incremental severance costs of $5.3 million incurred for a reduction-in-force during the first nine months of 2006.

•	Other corporate and store expenses decreased $62.1 million, or 17.2%, due primarily to our cost reduction efforts. This decrease was also impacted by $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation in the first nine months of 2005 and the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 as discussed in Note 1 to the consolidated financial statements. These decreases were offset by $4.0 million incurred for the expected performance under a guarantee of franchise debt during the third quarter of 2006, as discussed in Note 4 to the consolidated financial statements.

•	Occupancy costs increased $16.2 million, or 2.4%, despite the closure of stores from the third quarter of 2005. The increase primarily relates to $10.5 million of lease termination costs incurred in connection with our store closures during the first nine months of 2006. Additionally, occupancy costs were impacted by rising utilities, general inflation on lease renewals and real estate taxes.

We have reduced our corporate selling, general and administrative costs from 2005, including taking actions to reduce operating expenses internationally during the third quarter of 2006. We will continue to focus on cost containment in coming quarters.

Depreciation and Intangible Amortization. Depreciation and intangible amortization of $158.8 million in the first nine months of 2006 decreased $13.4 million, or 7.8%, as compared with $172.2 million in the first nine months of 2005. The decrease was primarily the result of reduced capital expenditures and the closure of company-owned stores since the third quarter of 2005, which was partially offset by an increase in depreciation expense associated with the acceleration of store closures.

Impairment of Goodwill and Other Long-Lived Assets. During the first nine months of 2005, we recorded a non-cash impairment charge of $332.0 million to impair goodwill in our international reporting unit. Additionally, we recorded non-cash charges of $24.8 million to impair long-lived assets during the first nine months of 2005, of which $13.1 million is reflected as “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations. See the discussion of the impairments of goodwill and other long-lived assets in Note 1 to the consolidated financial statements.

Operating Income (Loss). Operating income was $29.0 million in the first nine months of 2006 compared to an operating loss of $453.4 million in the first nine months of 2005. This improvement was primarily due to a non-cash charge for the impairment of goodwill and long-lived assets recorded in the first nine months of 2005 and other changes discussed above.

Interest Expense and Other Items, Net. Interest expense and other items, net, of $67.4 million in the first nine months of 2006 decreased $2.7 million, or 3.9%, as compared with $70.1 million in the first nine months of 2005. This change mainly relates to realized exchange gains resulting from favorable foreign exchange rates and increased interest income recorded during the first nine months of 2006 as compared to the first nine months of 2005. Additionally, we recorded $2.7 million of interest income during the first nine months of 2006 resulting from the favorable resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements. These changes were partially offset by increased interest expense, which was the result of higher average interest rates on our variable rate debt and senior subordinated notes during the first nine months of 2006 as compared with the first nine months of 2005.

Benefit (Provision) for Income Taxes. We recognized a benefit for income taxes of $86.7 million in the first nine months of 2006 mainly related to a benefit of $111.9 million from the resolution of multi-year income tax audits, of which $97.9 million is reflected as “Benefit (provision) for income taxes” in the Consolidated Statements of Operations. During the first nine months of 2005, we recognized a provision of $54.6 million primarily related to a $111.5 million non-cash charge to record a valuation allowance against certain of our deferred tax assets, including net operating losses, of which $107.2 million is reflected as “Benefit (provision) for income taxes” in the Consolidated Statements of Operations. As such, we do not recognize a tax benefit for current period losses and do not expect to do so for the remainder of 2006. We expect income tax expense to total approximately $8 million for the remainder of the year, which represents our estimated cash tax expense in certain foreign jurisdictions.

Income (Loss) from Continuing Operations. Income from continuing operations was $48.3 million for the first nine months of 2006 as compared to loss from continuing operations of $578.1 million for the first nine months of 2005. This change was the result of non-cash charges to impair goodwill and other long-lived assets and to record valuation allowances on certain of our deferred tax assets recorded during the first nine months of 2005 as compared to the favorable resolution of income tax audits during the first nine months of 2006 and other changes discussed above.

Loss from Discontinued Operations. Loss from discontinued operations was $6.5 million for the first nine months of 2006 as compared to $28.0 million for the first nine months of 2005. This change primarily resulted from non-cash charges to impair goodwill and other long-lived assets and to record valuation allowances against certain of our deferred tax assets recorded during the first nine months of 2005 as compared to the favorable resolution of income tax audits during the first nine months of 2006. See the discussion of income taxes and impairment of goodwill and other long-lived assets in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms.

During the first nine months of 2006, as a result of our focus on profitability, we paid down approximately $150 million in debt, including the pay down of the entire outstanding balance under our revolving credit facility which totaled $135 million at December 31, 2005. We believe the changes we have implemented in our business have provided us with improved financial flexibility, a healthier balance sheet and improved cash flow.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At September 30, 2006	At December 31, 2005
Credit facilities:
Term A loan, interest rate ranging from 8.6% to 8.7% at September 30, 2006	$15.0	$15.0
Term B loan, interest rate ranging from 8.8% to 9.1% at September 30, 2006	5.5	5.5

Total current portion of long-term debt	20.5	20.5
Current portion of capital lease obligations	12.6	15.9

	$33.1	$36.4

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At September 30, 2006	At December 31, 2005
Credit facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.6% to 8.7% at September 30, 2006	70.0	81.3
Term B loan, interest rate ranging from 8.8% to 9.1% at September 30, 2006	539.0	543.1
Senior subordinated notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	909.0	1,059.4
Capital lease obligations, less current portion	52.7	62.2

	$961.7	$1,121.6

As of September 30, 2006, no balance was outstanding under our revolving credit facility and $629.5 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility of $292.7 million at September 30, 2006 excludes the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $57.3 million reserved to support other letters of credit. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2006 for our borrowings under the credit facilities was 8.9%. The applicable margins on our variable rate debt decreased during the second and third quarters of 2006 because of our improved leverage ratio. As of September 30, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2006, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

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

During 2005, we entered into three amendments to our credit agreement. As a result of the third amendment, our credit facilities require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of our credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, our credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of our facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. We were in compliance with the covenants required by the third amendment to our credit agreement as of September 30, 2006 and expect to continue to be in compliance with the covenants over the next twelve months.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of September 30, 2006 are expected to be approximately $5.1 million in 2006, $20.5 million in 2007, $42.9 million in 2008, $96.3 million in 2009 and a total of $764.7 million in years thereafter.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments are due at the end of the first quarter of the following year. For the nine months ended September 30, 2006, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow that will be generated for the year ended December 31, 2006.

Consolidated Cash Flows

Operating Activities. Net cash flow for operating activities increased $315.6 million from $146.1 million of cash used for operating activities for the first nine months of 2005 to $169.5 million of cash provided by operating activities for the first nine months of 2006. The increase in operating cash flows resulted primarily from a $216.1 million increase in net income as adjusted for non-cash items, such as depreciation and intangible amortization, impairment of goodwill and other long-lived assets, share-based compensation, gain on sale of store real estate, deferred taxes and other items. Additionally, changes in working capital used $124.1 million, including a reduction of accrued liabilities of approximately $94 million resulting from the resolution of income tax audits, during the first nine months of 2006 as compared to $179.1 million during the first nine months of 2005. The decrease in cash used for working capital mainly relates to a significant reduction in accounts payable during the first nine months of 2005.

During the first nine months of 2006, we purchased a greater percentage of our rental product under revenue sharing arrangements. Revenue sharing arrangements are not reflected as rental library purchases on the statement of cash flows and allow for cash outlays over the life of the product as opposed to cash outlays at the time of purchase, as required by traditional product purchases. As a result, our rental library purchases, net of rental library amortization, caused an increase in our cash flows from operating activities of $44.5 million during the first nine months of 2006 as compared with the first nine months of 2005.

Investing Activities. Net cash flow used for investing activities decreased $74.4 million from $102.7 million for the first nine months of 2005 to $28.3 million for the first nine months of 2006. The decrease was mainly due to an approximately $60 million reduction in cash used for capital expenditures and proceeds from the sale of store real estate of approximately $10 million during the first nine months of 2006. We expect total capital expenditures for 2006 to be less than $90 million as compared with approximately $140 million in 2005.

Financing Activities. Net cash flow from financing activities decreased $284.0 million from $112.8 million of cash provided by financing activities in the first nine months of 2005 as compared with $171.2 million of cash used for financing activities in the first nine months of 2006. This change was primarily due to $150.4 million in repayments of long-term debt under our credit facilities, including the pay down of our revolving credit facility, during the first nine months of 2006 as compared with $140.0 million in net proceeds of long-term debt under our credit facilities during the first nine months of 2005.

Other Financial Measurements: Working Capital

At September 30, 2006, we had cash and cash equivalents of $254.8 million. Working capital was $198.3 million as compared with $105.9 million at December 31, 2005. The increase in working capital was driven primarily by a reduction in accrued liabilities of approximately $94 million associated with the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking, including those relating to (i) our overall strategies and our related initiatives and investments, including our “no late fees” program, online business and efforts, such as our BLOCKBUSTER Total Access program, to integrate our in-store and online consumer offering and any future digital delivery offering, and our expectations with respect to the competitive and financial impact of these and other initiatives; (ii) our outlook for the home video industry and our beliefs with respect to our ability to improve profitability and cash flow and increase market share; (iii) our expectations with respect to the home video release schedule and the release of new game platforms and the impact of each of these on our financial results; (iv) our expectations with respect to reducing operating expenses and capital expenditures; (v) our goals for subscriber growth in our online rental business; (vi) our expectations with respect to store closures, divestitures or other strategic alternatives with respect to our asset portfolio; (vii) our expectations regarding liquidity, including our anticipated needs for, and sources of, funds and regarding compliance with restrictions and covenants in our debt agreements, and our corresponding ability to improve our financial flexibility; (viii) our plans for monitoring and managing exposure to interest and currency exchange rate fluctuations; and (ix) our expectations and intentions relating to outstanding litigation.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” program, online business and combined in-store and online consumer offering, including the BLOCKBUSTER Total Access program, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms for their product and our ability to reach agreements with services, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vii)	our ability to respond to changing consumer preferences, including with respect to video on demand, digital distribution and other new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control and reduce overall operating expenses and capital expenditures;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business; and

(xvii)	other factors, as described in our filings with the SEC, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of September 30, 2006 and 2005, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $629.5 million at September 30, 2006, and the weighted-average interest rate for these borrowings was 8.9%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $6.3 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense. The applicable margins on our variable rate debt decreased during the second and third quarters of 2006 because of our improved leverage ratio.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies to mitigate these risks. Revenues and operating income would have decreased by $17.9 million and $0.4 million, respectively for the three months ended September 30, 2006 and by $4.4 million and $1.5 million, respectively, for the nine months ended September 30, 2006, if foreign exchange rates in 2006 were consistent with 2005.

Our operations outside the United States, mainly in Europe and Canada, constituted 33.1% and 30.9% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 32.0% and 31.0% for the first nine months of 2006 and 2005, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures and concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings is set forth in Note 4 to the consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6. Exhibits

The Exhibit Index on page 42 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

Date: November 9, 2006

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