Form 10-K
period 2006-12-31
BLOCKBUSTER INC
filed 2007-03-01
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $826,416,329, based on the closing price of $4.98 per share of Class A common stock and $4.39 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

As of February 26, 2007, 120,143,244 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed for our 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our Company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. The risk factors set forth below under “Item 1A. Risk Factors,” and other matters discussed from time to time in subsequent filings with the Securities and Exchange Commission, including the “Disclosure Regarding Forward-Looking Information” and “Risk Factors” sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing these results to differ materially from those expressed in our forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements because, while we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.

Further, the forward-looking statements included in this Form 10-K and those included from time to time in our other public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof. We undertake no obligation to update publicly any forward-looking statement in this Form 10-K or in other documents, our website or oral statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 8,000 stores in the United States, its territories and 22 other countries as of December 31, 2006.

We operate in the highly competitive home video and home video game industries, which include in-home movie (i.e., theatrical movie, television series and direct-to-video product) and game entertainment offered primarily by traditional (i.e., “in-store”) retail outlets, online retailers, cable and satellite providers and via digital distribution over the Internet. We believe our offering of both in-store and online movie rental, in-store game rental and in-store retail products has uniquely positioned us to meet the entertainment needs of our customers. However, the increasing availability of in-home entertainment through delivery methods other than traditional in-store models and other leisure activities have led to significant challenges for us and resulted in the continued decline in the in-store home video rental industry.

During 2006, we were committed to executing on a business plan that focuses on growing our share of the overall movie rental business, controlling costs, maximizing our asset portfolio and improving our profitability and cash flow. We believe that the successful execution of this business plan is essential to combat the significant challenges which continue to face the in-store home video rental industry. In addition, we continue to develop our core rental offering by utilizing our in-store and online rental business and our “no late fees” program. We believe that our ability to integrate our in-store and online rental business creates a distinct competitive advantage by providing a rental offering which no other company currently provides. To further the integration of our in-store and online rental business, we introduced BLOCKBUSTER Total AccessTM which allows our customers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER® store in exchange for free in-store movie rentals. The success and strong consumer appeal of BLOCKBUSTER Total Access has enabled us to exceed our goal of two million online subscribers as of December 31, 2006.

We also continue to review our asset portfolio with a focus on optimizing profitability through our core Blockbuster branded rental businesses. As a result, during 2006, we closed stores where the economics were beneficial to our business and divested a significant number of our non-Blockbuster branded stores.

Domestic Operations

In-Store

As of December 31, 2006, we had 5,194 stores operating under the BLOCKBUSTER brand and RHINO VIDEO GAMES® brand in the United States and its territories. Of the 5,194 stores, 939 were operated through our franchisees. The stores operating under the BLOCKBUSTER brand primarily offer movie and game rental and new and traded movie and game product to our customers. Additionally, some of these locations include a game store-in-store concept operating under the GAME RUSH® brand. The stores operating under the RHINO VIDEO GAMES brand primarily offer new and traded games.

During 2006, we completed the divestiture of our Movie Brands Inc. subsidiary and our MOVIE TRADING CO. ® locations in order to focus on our core Blockbuster branded stores. Additionally, during January 2007, we completed the sale of RHINO VIDEO GAMES.

Online

In mid-2004, we launched our online subscription service in the United States and a smaller online subscription service in the United Kingdom. Our internet-based subscription services allow customers to rent

DVDs by mail and offer substantially more titles than our stores, including a wide array of both new release and catalog DVDs. As noted above, we believe the integration of our in-store and online rental business provides us with a distinct competitive advantage that was further enhanced with the introduction of BLOCKBUSTER Total Access on November 1, 2006. This program gives our customers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER store in exchange for free in-store movie rentals. In addition, BLOCKBUSTER Total Access customers also receive free in-store rental coupons each month, which may be used toward movie or game rentals. We believe that our online rental offering allows us to attract and retain additional customers by providing them with the convenience of renting movies online or in-store. Additionally, our online business allows us to reach customers located in a geographic area where we do not presently have a convenient store location.

Our online subscription service in the U.S. requires significant ongoing subscriber acquisition investment in order to tap into this growing market and build a customer base large enough to allow this business to be profitable. As of December 31, 2006, we had approximately 2.2 million online subscribers, including approximately 2.0 million paying subscribers. During 2007, we anticipate our online subscriber growth to exceed full-year 2006 levels and expect to have a total of three million BLOCKBUSTER Total Access subscribers by the end of the first quarter of 2007.

International Operations

As of December 31, 2006, we had 3,166 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 22 markets outside of the United States. Of these stores, 870 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In the United Kingdom, we operate freestanding and store-in-store game locations under the brand name GAMESTATION®. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. In 2006, 34.5% of our worldwide revenues were generated outside of the United States, compared to 32.5% in 2005. As discussed in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the overall increase in revenues generated outside of the United States reflects the continued growth in international retail sales, the addition of freestanding game stores in certain international markets and the impact of favorable foreign exchange rates. Our international operations are more dependent on retail sales and, in particular, the retail game industry. During 2006, retail sales comprised approximately 50% of our international revenues, which were largely driven by the freestanding and store-in-store game locations discussed above. Additional information regarding our revenues and long-lived assets by geographic area is included in Note 12 to the consolidated financial statements.

During 2006, we closed all of our store locations in Spain due to continuing deterioration in market conditions, including piracy. In addition, we sold our Taiwan subsidiary, coupled with a master franchise license. Additionally, during 2007, we entered into an agreement to sell our Australian subsidiary, coupled with a master franchise license. We will continue to evaluate our international markets and make investment decisions based on local market conditions and our desire to better focus on key international markets. As part of our evaluation process, we may also consider the divestiture of or other alternatives with regard to some or all of our international operations upon acceptable terms.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations; (ii) marketing; and (iii) the purchase, supply and distribution of product.

INDUSTRY OVERVIEW

Domestic Home Video Industry—In-Home Movies

The overall home video industry includes in-home movie entertainment offered through the retail home video industry, the cable industry, the satellite industry and via digital distribution over the Internet. Of those distribution channels, the retail home video industry includes the sale and rental of movies on DVD and VHS by:

•	traditional video store retailers such as Blockbuster and Movie Gallery;

•	online retailers such as Blockbuster and Netflix; and

•	other retailers, including mass merchant retailers such as Wal-Mart, Best Buy and Target.

Consumer Spending. According to estimates from Kagan Research, LLC (“Kagan”), consumer spending for in-home movie viewing in the overall home video industry increased from about $25.2 billion in 2005 to about $25.5 billion in 2006. Of the $25.5 billion in overall home video industry revenues during 2006, about $24.1 billion were generated by the retail home video industry. The remainder of the revenues for the overall home video industry were generated primarily by pay-per-view and other specialized cable and satellite services.

Of the $24.1 billion in revenues generated by the retail home video industry during 2006, about $16.9 billion were generated by sales of movies and about $7.2 billion were generated by in-store and online rentals of movies. This compared to about $16.4 billion of revenues that were generated by sales of movies and about $7.8 billion that were generated by in-store and online rentals of movies during 2005. While retail home video industry revenues are projected to be approximately $31.2 billion by 2011 due largely to anticipated increases in DVD sales, Kagan projects that movie rental revenues will continue to decline, from approximately $7.2 billion in 2006 to about $5.7 billion in 2011. The factors that are most expected to contribute to this decline are continued discounting by mass merchant retailers who are able to sell home video product at a price that is low enough to compete with rental pricing and competition from newer, more convenient digital distribution technologies.

Because of the many variables affecting movie rental revenues, it is difficult to predict fluctuations in the movie rental industry with certainty. For example, while Adams Media Research (“Adams”) also predicts a decline in movie rental revenues going forward, they do not predict as substantial a decline as Kagan does. According to estimates from Adams, approximately $8.4 billion in rental revenues were generated in 2006, and rental revenues are projected to be approximately $8.0 billion in 2011.

We believe that rental will continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and because video rental stores and online rental websites provide a convenient opportunity for customers to browse from among a very broad selection of movie titles. According to estimates from Kagan, during 2006, rentals represented approximately 60.7% of the total number of industry transactions and sales represented approximately 39.3% of the total number of industry transactions. We believe that the DVD format, including the recent launch of high-definition DVD, will help sustain the rental industry. As more households purchase high-definition televisions, high-definition DVD will become more relevant and we believe that the difference between the retail price and the rental price of a high-definition DVD will be high enough to make rentals an attractive alternative for customers. Further, the current format war between HD-DVD and Blu-ray is also expected to benefit the rental industry because many consumers are holding out on purchasing high-definition DVDs in anticipation of which platform will become the high-definition standard.

In addition, we believe that our focus on increasing consumer satisfaction and on providing consumers with completely convenient access to movies will enhance the relevance of movie rentals and help drive rental business in the future. For example, during 2006, we introduced our BLOCKBUSTER Total Access program which provides our online customers with the flexibility to exchange their movies in-store at no extra cost, so they never have to be without a movie. Additionally, we also offer our “no late fees” program, our Guaranteed in Stock rental program and our in-store rental subscription programs.

Studio Release Schedule to Home Video Retailers. A competitive advantage that the U.S. retail home video industry has traditionally enjoyed over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” As discussed below under “—Worldwide Retail Home Video Industry—Key Source of Movie Studio Revenue,” the retail home video industry is a critical source of revenue to U.S. movie studios. In order to maximize this revenue, studios release their movies to different distribution channels at different points in time. The first major distribution channel after theatrical release is currently home video (rental and retail, including mass merchant retail). The home video distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but, since the mid-1990’s, has averaged between 39 and 56 days for domestic home video retailers. Thereafter, movies are made sequentially available to the television distribution channels.

Recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution window, including simultaneous video-on-demand and DVD releases. For example, although movie selections tend to be limited at present, customers can now download to their computers certain available movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale, and in some cases consumers can also burn the downloaded movie to a blank DVD for playback in a DVD player, allowing them to watch the movies on their TVs or portable devices. We expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous video-on-demand distribution of movies and DVD release dates. We also believe, however, that the studios have a vested interest in maintaining the home video distribution window in a manner that allows them to maximize revenues generated by the retail home video industry.

In addition, although the distribution window is a significant advantage to the U.S. retail home video industry, its advantage to traditional video store retailers with core rental businesses has been diminished due to the sell-through pricing of DVDs. “Sell-through pricing,” which became the norm in the late-1990’s, is the process by which substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. Sell-through pricing has resulted in significant competition from mass merchant retailers because movies are released for rental and sale at the same time and are increasingly offered at deeply discounted prices that compete with rental pricing. Studio pricing is discussed further below under “—Our Operations—Suppliers and Purchasing Arrangements” and “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.”

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing,” and it affects our European operations. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with video rental outlets that operate in violation of the two-tiered pricing contractual limitations by renting product purchased at the lower retail price. The potential impact of studio pricing decisions is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the rental and retail video industry in international markets. Piracy is discussed further below under “—Competition” and “Item 1A. Risk Factors—Piracy of the products we offer or the disregard of release dates by other retailers may adversely affect our operations.”

Worldwide Retail Home Video Industry—Key Source of Movie Studio Revenue

We believe that, of the many movies produced by major studios and released each year, relatively few are profitable for the movie studios based on box office revenues alone. For example, of the more than 600 movies released during 2006, only 18 grossed over $100 million at domestic theaters. As a result, the studios rely upon their distribution windows in order to maximize revenues. Sales and rentals of DVDs through the retail home video industry, which includes traditional video store retailers such as Blockbuster, as well as online and other retailers such as mass merchant retailers, continue to be the largest source of revenue to U.S. movie studios. According to estimates from Kagan, in 2006, the worldwide retail home video industry contributed approximately 50.7% of U.S. studios’ revenues. Kagan projects that the contribution of retail home video to studios’ revenues will be approximately the same in 2007.

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

As discussed above under “—Domestic Home Video Industry—In-Home Movies—Studio Release Schedule to Home Video Retailers,” we believe there is significant economic incentive for the studios to maintain the retail home video distribution window. However, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie.

Home Video Game Industry

The home video game industry is complex and different in many ways from the home video industry. It has traditionally been affected by changing technology, limited hardware and software lifecycles, frequent introduction of new products and the popularity, price and timing of new hardware platforms and software titles. The home video game industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. In addition, video games have significantly higher price points than DVDs.

According to estimates from The NPD Group, during 2006, total hardware unit sales in the United States increased approximately 10.6%, while hardware sales revenues increased by approximately 42.8%. This rather large increase in hardware sales revenues was primarily due to higher retail price points for next generation hardware platforms. In addition, game software sales in the United States increased from approximately $6.1 billion in 2005 to approximately $6.5 billion in 2006. These increases were largely due to the rapid growth of portable gaming systems, particularly the Nintendo DS Lite, and the recent introduction of new, more advanced hardware platforms, including the Xbox 360, the Sony PlayStation 3 and the Nintendo Wii. As a result of the introduction of these next generation hardware platforms, we expect to see industry-wide game hardware and software sales continue to increase in 2007.

We believe that the cyclical nature of the home video game industry, along with the changing demographics of gaming households and the increasing number of competing game formats available, has contributed to the erratic nature of markets for game rentals, used games and games trading. With respect to game rentals, we believe that the difference between the retail price and the rental price of a popular new video game title is typically high enough to make rentals an attractive alternative for customers. In addition, we believe rental pricing provides both a testing ground for consumers considering a game purchase and an attractive alternative for customers who do not want to buy a game on an older format as they evaluate the purchase of a next generation hardware platform. However, it is also important to note that increased retail offerings of low-priced catalog, or “value,” games, increased games trading by us and our competitors and growth in the online gaming sector compete with game rentals and sales of previously rented game product.

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (i) retailers that rent, sell or trade movies and games, (ii) providers of direct delivery home viewing entertainment or other alternative delivery methods of entertainment content; (iii) piracy; and (iv) other forms of leisure entertainment.

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	local, regional and national video and game stores, such as Movie Gallery and GameStop;

•	Internet sites and companies that rent or sell movies and other entertainment content, such as Netflix;

•	toy and entertainment retailers; and

•	supermarkets, pharmacies, convenience stores and fast food restaurants.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience and ease of use of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	customer service; and

•	value-added services, such as movie search capabilities, ratings and recommendations and community features.

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

Competition with Providers of Direct Delivery Home Viewing Entertainment or Other Alternative Delivery Methods of Entertainment Content. We believe that a competitive risk to our business comes from direct broadcast satellite, digital cable television, high-speed Internet access and other alternatives for delivering videos and entertainment content to consumers. These providers offer an expanded number of conventional channels and expanded programming, including sporting events, through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Many digital cable providers, Internet content providers and other companies also provide “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. Other examples of alternative delivery methods of entertainment content include personal video recorders, download-to-burn DVDs, video vending machines and download-to-burn kiosks, video downloads to portable devices and disposable DVDs. Any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose additional competitive risk to our business. Risks associated with this competition are discussed further under “Item 1A. Risk Factors—We cannot predict the impact that the following may have on our business: (i) new or improved technologies or video formats, (ii) alternative methods of content delivery or (iii) changes in consumer behavior facilitated by these technologies or formats and alternative methods of content delivery. We also compete generally for the consumer’s entertainment dollar and leisure time.” and “Item 1A. Risk Factors—Our business would lose a competitive advantage if the movie studios were to shorten or eliminate the home video retailer distribution window or otherwise adversely change their current practices with respect to the timing of the release of movies to the various distribution channels.” We expect to enter the digital downloading business in a cost-effective manner sometime this year.

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

Other Competition. We also compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) consumers’ existing personal movie libraries; (iv) live theater; (v) sporting events; and (vi) music entertainment.

These and other competitive pressures may have a material adverse effect on our business.

OUR OPERATIONS

Stores and Store Operations

Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees follow the store hours of our company-operated stores. Our U.S. company-operated stores each employs an average of 10 people, including one store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country.

Portfolio Management. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, customer concentration levels and possible competitive factors. We seek to place stores in locations that are convenient and visible to the public. We also seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive membership transaction and real estate databases to monitor market conditions, select strategic store locations and maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the size and formats of our existing stores are optimal for their location and may adjust the size of, relocate or close existing stores as conditions require.

As a result of the declining revenues and anticipated consolidation in the in-store rental industry, we are currently reviewing many of our store leases and selecting sites to close or downsize based on various factors, including proximity to other Blockbuster and competitor locations and profitability. During 2006, these reviews resulted in the closure of more stores than in previous years. We will continue this review process in 2007, but do not anticipate closing as many stores in 2007 as we did in 2006. In addition, we anticipate opening stores at generally the same rate in 2007 as in 2006.

During 2006, we divested 71 stores operating under our Movie Brands Inc. subsidiary and 35 stores operating as MOVIE TRADING CO., closed approximately 93 company-operated stores in Spain and sold 89 company-operated stores in Taiwan, coupled with a master franchise license.

The following table sets forth our store count information for both company-operated and franchised stores, domestic and international, during 2006:

	Company-Operated			Franchised Stores			Total
	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
December 31, 2005(1)	4,617	2,541	7,158	1,079	805	1,884	5,696	3,346	9,042
Opened	17	27	44	10	19	29	27	46	73
Closed	(358)	(161)	(519)	(90)	(54)	(144)	(448)	(215)	(663)
Purchased/sold	(21)	(111)	(132)	(60)	100	40	(81)	(11)	(92)

Net additions/closures	(362)	(245)	(607)	(140)	65	(75)	(502)	(180)	(682)

December 31, 2006(1)	4,255	2,296	6,551	939	870	1,809	5,194	3,166	8,360

(1)	These totals do not include sites that are leased or owned which are non-operating.

Store Locations. At December 31, 2006, in the United States and its territories, we operated 4,255 stores and our franchisees operated 939 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of December 31, 2006.

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Alaska	—	17	17
Alabama	43	32	75
Arkansas	—	18	18
Arizona	125	6	131
California	575	45	620
Colorado	110	4	114
Connecticut	41	20	61
District of Columbia	6	—	6
Delaware	7	8	15
Florida	366	59	425
Georgia	187	1	188
Guam	3	—	3
Hawaii	24	—	24
Iowa	23	2	25
Idaho	1	13	14
Illinois	215	4	219
Indiana	71	46	117
Kansas	21	35	56
Kentucky	37	45	82
Louisiana	57	31	88
Massachusetts	64	56	120
Maryland	98	22	120
Maine	6	—	6
Michigan	151	1	152
Minnesota	50	7	57
Missouri	85	13	98
Mississippi	13	31	44
Montana	—	8	8
North Carolina	140	1	141
North Dakota	—	6	6
Nebraska	28	3	31
New Hampshire	15	5	20
New Jersey	130	23	153
New Mexico	—	33	33
Nevada	46	2	48
New York	215	9	224
Ohio	173	2	175
Oklahoma	62	5	67
Oregon	72	16	88
Pennsylvania	169	6	175
Puerto Rico	—	39	39
Rhode Island	—	23	23
South Carolina	76	2	78
South Dakota	0	9	9
Tennessee	52	57	109
Texas	344	114	458

STATE OR TERRITORY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Utah	49	2	51
Virginia	99	30	129
Virgin Islands	—	2	2
Vermont	8	2	10
Washington	119	4	123
Wisconsin	66	4	70
West Virginia	13	6	19
Wyoming	—	10	10

Domestic Store Totals	4,255	939	5,194

(1)	These totals do not include sites that are leased or owned which are non-operating.

At December 31, 2006, outside of the United States, we operated 2,296 stores, including game store-in-store concepts operating under the name GAME RUSH in Canada and Denmark, 203 specialty game stand-alone stores operating under the name GAMESTATION in the United Kingdom and 4 specialty game stand-alone stores operating under the name GAME RUSH in Italy and Mexico. In addition, our franchisees operated 870 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of December 31, 2006.

COUNTRY	Number of Company- Operated Stores	Number of Franchised Stores	Total(1)
Great Britain	892	—	892
Canada	449	—	449
Australia	29	346	375
Mexico	314	5	319
Italy	181	65	246
Ireland (Republic) and Northern Ireland	196	—	196
Brazil	—	141	141
Taiwan	—	129	129
Argentina	83	1	84
Chile	78	—	78
Denmark	71	—	71
New Zealand	—	40	40
Portugal	—	27	27
Thailand	—	22	22
Colombia	—	22	22
Venezuela	—	20	20
Panama	—	16	16
Israel	—	15	15
Guatemala	—	8	8
Spain	—	8	8
El Salvador	—	5	5
Uruguay	3	—	3

International Store Totals	2,296	870	3,166
United States	4,255	939	5,194

Domestic and International Store Totals	6,551	1,809	8,360

(1)	These totals do not include sites that are leased or owned which are non-operating.

Franchised Operations

At December 31, 2006, approximately 197 domestic franchisee entities operated 939 stores in the United States and approximately 274 international franchisee entities operated 870 stores outside of the United States. Our $5.5 billion in revenues during 2006 does not include the actual revenues of our franchisees, as we only record royalty and fee revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we occasionally receive fees. We also require our franchisees to contribute funds for national advertising and marketing programs and require that franchisees spend an additional amount for local advertising or other marketing efforts. The amounts our franchisees are required to contribute for national advertising and marketing efforts may change from time to time in order to allow our franchisees to invest in their business. Our international franchising program is similar in many ways to our domestic franchising program. For example, our international franchisees are generally required to pay us a one-time franchise fee and continuing royalty fees and service fees.

Our franchisees have control over all operating and pricing decisions at their respective locations. For example, our franchisees have control over whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees and over whether or not to participate in the BLOCKBUSTER Total Access program. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores, as well as variations in these terms among franchised BLOCKBUSTER stores. As of February 1, 2007, approximately 130 of our franchise stores in the United States were participating in the “no late fees” program. Many of our franchisees chose not to eliminate extended viewing fees or have returned to charging extended viewing fees due to the fact that they operate under a different business model than we do, whereby they are not able, or choose not, to purchase the additional product to support the “no late fees” program. As of February 1, 2007, substantially all of our franchisees in the United States were participating in the BLOCKBUSTER Total Access program. We also do not require our franchisees to purchase inventory from us. A franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot offer assurances that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees, as discussed in more detail below under “Item 1A. Risk Factors—Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.” Furthermore, we cannot offer assurances that we will be successful in marketing and selling new franchises, that we will continue to actively pursue new franchisees or that any new franchisees will be able to obtain desirable locations and acceptable leases. Finally, we cannot predict the impact that our franchisees’ decisions with respect to product depth and pricing may have on our overall business results.

Marketing and Advertising

We design our marketing and advertising campaigns in order to maximize opportunities in the marketplace and thereby increase the return on our marketing and advertising expenditures. We obtain information from our membership transaction database, our real estate database and outside research agencies to formulate and adjust our marketing and advertising campaigns based on:

•	membership behavior and transaction trends;

•	consumer needs and attitudes;

•	our market share in the relevant market;

•	our financial position;

•	our evaluation of industry trends;

•	local demographics; and

•	other competitive issues.

This enables us to focus our resources in areas that we believe will generate the best return on our investment.

During 2006, we continued to focus on offering programs that are an alternative to the programs offered by mass merchant retailers and other online subscription service providers. For example, in the United States, we introduced our BLOCKBUSTER Total Access program in November of 2006. We also continued to offer our Guaranteed in Stock rental program on certain rental titles, our in-store movie and game subscription services – the BLOCKBUSTER Movie Pass® and the BLOCKBUSTER Game Pass® – and our BLOCKBUSTER Rewards® program. Each of these is discussed below.

•

BLOCKBUSTER Total Access. Under the BLOCKBUSTER Total Access program, online subscribers have the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER store in exchange for free in-store movie rentals.

•

No Late Fees. The “no late fees” program eliminates extended viewing fees on movies and games at substantially all of our company-operated BLOCKBUSTER stores in the United States and Canada and at certain participating franchise locations in the United States. The “no late fees” program was launched to eliminate our most prevalent customer complaint with the movie rental experience and to combat our competitors’ use of “late fees” as a means of differentiating their service offerings.

•

Guaranteed in Stock. The Guaranteed in Stock program offers customers the assurance that certain popular newly released video titles will be in stock or the customer will receive a coupon that can be redeemed for a free rental of that movie within the following 30 days.

•

BLOCKBUSTER Movie Pass and BLOCKBUSTER Game Pass. These in-store programs allow customers to watch or play an unlimited amount of movies or games (the number of movies or games allowed out at a time is dependent on the pass the customer selects) for one monthly price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•

BLOCKBUSTER Rewards. This premium in-store membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

We continued our customer relations management (“CRM”) business strategy to build relationships with specific customer segments in order to maintain relevant value across all customer groups and introduce our customers to our new customer proposition initiatives. By segmenting our customer base and targeting our direct marketing channel communications, we believe we are improving the effectiveness and efficiency of our direct marketing efforts in traditional channels such as direct mail and e-mail, as well as non-traditional channels such as voice marketing and point of sale. Specific to our new customer proposition initiatives, we believe our existing capabilities help drive customers to both our in-store and online subscription services. In addition to using our existing CRM systems, we have built and are continuing to build new CRM systems specific to online subscription that will help us understand online consumer behavior in regards to web traffic and rental patterns.

We believe that our CRM activities positively impact our ability to drive incremental store visits, consumer spending and customer retention rates. We are communicating with customers at critical junctions in the

“customer lifecycle,” and we believe we are driving changes to their activity to enhance our business. Additionally, we continue frequent and consistent relationship-building activities with customers via e-mail and voice marketing, both of which are extremely low-cost communication channels, and by leveraging our direct mail database.

During 2006, our advertising focus was on growing our online rental subscriber base. Our advertising focus during 2007 will primarily be in support of our BLOCKBUSTER Total Access program. For example, we have announced that we anticipate incurring approximately $35 million in national media marketing expenses in addition to our other advertising expenses during the first quarter of 2007 to promote BLOCKBUSTER Total Access, which we believe will benefit both the online and in-store components of our business due to the integrated nature of the program. We also expect to capitalize on our four-year exclusive alliance with The Weinstein Company, which provides us with exclusive U.S. rental rights to The Weinstein Company’s theatrical and direct-to-video movies. Meanwhile, we anticipate that the studios will continue their spending to advertise new DVD releases. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we often receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising.

Suppliers and Purchasing Arrangements

We purchase our movie rental inventory for our U.S. company-operated stores directly from the studios on both a title-by-title basis through purchase orders and through various “revenue-sharing” arrangements. The number of domestic movie rental inventory units purchased under revenue-sharing arrangements increased during 2006 to approximately 81.8% of our in-store units purchased, up from approximately 71.0% during 2005. Revenue-sharing arrangements for movie rental inventory require us to share an agreed upon percentage of our rental revenues with a studio for a limited period of time. Revenue-sharing arrangements also generally provide for a lower initial payment for product, with the remainder of revenue-sharing product payments becoming due as rental revenues are earned. In addition to the revenue-sharing component, each arrangement also provides for the method of disposition of the product at the conclusion of the rental cycle. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements increased from 43.3% in 2005 to 51.5% in 2006. Revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis, but are otherwise similar to our movie arrangements.

Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. When the home video market shifted towards the sell-through priced DVD format, the overall significance to us of revenue-sharing arrangements generally declined, as the lower sell-through pricing for DVD product enabled us to acquire significant quantities of product with or without revenue-sharing. However, as a result of the success of our elimination of extended viewing fees, our movie and game passes and BLOCKBUSTER Total Access, we increased our use of revenue-sharing arrangements for DVD product beginning in 2005 to improve our product availability to support these programs. Product not returned at the end of the rental and goodwill periods is automatically purchased by the customer and might trigger an additional payment under certain revenue-sharing agreements for the early sale of the product, which increases the cost of the revenue-sharing arrangement. Based on market conditions and economics, we may adjust the use of revenue-sharing arrangements in the future to ensure that our product availability and copy depth are purchased at the most cost effective method for our business.

We currently purchase movie rental inventory for our online rental subscription service both from the studios through revenue-sharing arrangements and from a third-party distributor depending upon various factors such as cost and delivery methods. Based on market conditions and economics, we may adjust how we purchase inventory for our online business to ensure the necessary product availability and copy depth required to effectively provide the 65,000 titles in our online rental library. During 2006, slightly less than half of our online rental inventory units were purchased under revenue-sharing arrangements, which represents an increase from 2005.

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

We believe our distribution center gives us a significant advantage over some of our competitors that primarily use third-party distributors because we are able to process and distribute a greater quantity of products while reducing costs and improving services to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates 24 hours a day, six days a week. As of December 31, 2006, we employed about 800 employees at our distribution center.

In addition to our distribution center in McKinney, we also have 35 distribution centers spread strategically throughout the United States to support our online subscription service. These online distribution centers are spread across the country because we use the United States Postal Service to distribute our online product, and the closer the distribution center is to a customer, the faster the customer receives the product. Additionally, to expedite the delivery of product to our online customers, we currently transport product from our 35 distribution centers to a total of approximately 90 different mail entry points, which enables us to reach over 90% of our online subscriber base within one business day. We also utilize our store base to fulfill a portion of our online orders. We plan to add at least 5 new distribution centers in 2007, which will provide us with more than 100 total mail entry points across the country.

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

Management Information Systems

We believe that the accurate and efficient management of purchasing, inventory and sales records is important to our future success. We maintain information, updated daily, regarding revenues, current and historical sales and rental activity, demographics of store customers and rental patterns. This information can be organized by store, market, region, state, country or for all operations.

All of our Blockbuster branded company-operated stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with a data center located in our distribution center. The point-of-sale system tracks all of our products distributed from the distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the membership transaction database.

Our online services use internally developed software that focus on optimizing our online supply chain to ensure timely delivery of products and providing a user-friendly website experience. These systems transmit data from operations to a data center and other systems which support, among other things, content delivery, customer web analytics and offer management.

During 2006, we enhanced our enterprise resource planning system, upgraded our corporate productivity tools, adopted new collaboration technology and began a national point-of-sale customer payment system upgrade. In addition, we re-launched our website to provide a more modern look and feel, improved navigation, advanced user functions and more flexibility and scalability of the information obtained. In conjunction with the launch of BLOCKBUSTER Total Access, we implemented systems that allow us to exchange online fulfilled rental product for store rental product and introduced laptops and cellular internet access at our U.S. stores to allow for in-store sign-ups for online subscribers.

Regulation

Domestic Regulation

We are subject to various federal, state and local laws that govern the access to and use of our video stores by disabled customers and the disclosure, retention and security of customer records and information, including laws pertaining to the use of our membership transaction database. We also must comply with various regulations affecting our business, including federal, state or local securities, advertising, consumer protection, credit protection, franchising, licensing, zoning, land use, construction, second-hand dealer, environmental, health and safety, minimum wage, labor and employment, trading activities and other regulations.

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

International Regulation

We are subject to various international laws that govern the disclosure, retention and security of customer records and information. For example, the laws pertaining to the use of our membership transaction database in some markets outside of the United States are more restrictive than the relevant laws in the United States and may restrict data flow across international borders.

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

Compliance with any of the domestic or international regulations discussed above is costly and time-consuming, and we may encounter difficulties, delays or significant costs in connection with such compliance.

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

Intellectual Property

Trademarks. We own various existing trademark registrations and have trademark applications pending registration with respect to our services and products offered worldwide. These include BLOCKBUSTER®, BLOCKBUSTER VIDEO®, TORN TICKET Logos, blockbuster.com®, BLOCKBUSTER Total Access™ word mark and logo, BLOCKBUSTER Online®, BLOCKBUSTER Night®, BLOCKBUSTER GiftCard/s®, BLOCKBUSTER Game Pass® and BLOCKBUSTER Movie Pass® word marks and logos, BLOCKBUSTER Rewards® word mark and logo and the related BLOCKBUSTER Family of Marks, GAME RUSH® word mark and logo, ONLINE RENTING WITHOUT THE WAIT™, MyQ™, MyQ Logo®, MyQ At A Glance Logo®, LIFE AFTER LATE FEES®, THE MOVIE STORE AT YOUR DOOR®, RENTING IS BETTER THAN EVER®, THE GIFT OF ENTERTAINMENT®, MAKE IT A BLOCKBUSTER NIGHT®, QUIK DROP®, GAMESTATION® and XTRA-VISION®, among others, and trade dress elements including the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and various “blockbuster” top level and country domain names, and a wide variety of other domain name registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

Copyrights. In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing” and is discussed further above under “—Industry Overview—International Home Video Industry—In-Home Movies.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The risk of changes in U.S. and international copyright laws is discussed under “Item 1A. Risk Factors—We are subject to governmental regulation particular to the retail home video industry and changes in U.S. or international laws may adversely affect us.”

Seasonality

There is a distinct seasonal pattern to the home video and video games business, with slower business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while our online and in-store rental subscription offerings have helped us mitigate, to some extent, the impact of seasonality and weather conditions on our business by providing a more steady revenue stream across all months, seasonality and weather are expected to continue to impact our business and our period-to-period financial results in the future.

Employees

As of December 31, 2006, we employed about 67,300 persons, including about 46,800 within the United States and about 20,500 outside of the United States. Of the total number of U.S. employees, about 13,100 were full-time, about 31,900 were part-time and about 1,800 were seasonal employees. We believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following information regarding our directors and executive officers is as of February 1, 2007.

Name	Age	Position
John F. Antioco	57	Chairman of the Board of Directors and Chief Executive Officer
Edward Bleier	77	Director
Robert A. Bowman	51	Director
Jackie M. Clegg	44	Director
James W. Crystal	69	Director
Gary J. Fernandes	63	Director
Jules Haimovitz	56	Director
Carl C. Icahn	70	Director
Strauss Zelnick	49	Director
Frank G. Paci	49	Executive Vice President, Strategic Planning and Business Development
Nicholas P. Shepherd	48	Executive Vice President and President, Worldwide Stores
Larry J. Zine	52	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Set forth below is a description of the background of each of our directors and executive officers.

John F. Antioco has served as our Chairman of the Board of Directors and Chief Executive Officer since 1997 and served as our President from 1997 until 2001. Mr. Antioco is a member of the board of governors of the Boys & Girls Clubs of America.

Edward Bleier was elected as a director of Blockbuster in May 2005. Mr. Bleier was with Warner Bros. Entertainment Inc., New York, New York, from October 1969 to January 2005, where he served, partly, as President of Domestic Pay-TV, Cable and Networks Features, encompassing feature films, TV programming, animation, network sales, video-on-demand and consumer marketing. Mr. Bleier is a member of the board of directors of RealNetworks, Inc. and CKX, Inc. He is also Chairman Emeritus of the Center for Communication and the Academy of the Arts Guild Hall, serves as a trustee of the Charles A. Dana Foundation and The Bleier Center for Television and Popular Culture at Syracuse University and is a member of the Council on Foreign Relations. He also authored the 2003 New York Times bestseller “The Thanksgiving Ceremony.”

Robert A. Bowman was appointed as a director of Blockbuster in December 2004. He has served as President and CEO of Major League Baseball Advanced Media LP, the interactive media and internet company of Major League Baseball, since 2000. Mr. Bowman serves as President of the Michigan Education Trust and is a member of the board of directors of World Wrestling Entertainment Inc. and Warnaco Group Inc.

Jackie M. Clegg was appointed as a director of Blockbuster in July 2003. She serves as Managing Partner of Clegg International Consultants, LLC, an international strategic consulting firm she founded in September 2001. In July 2001, Ms. Clegg stepped down as Vice Chairman and First Vice President of the Export-Import Bank of the United States, financier to foreign buyers of U.S. goods and services, after serving in that role since June 1997. She also served as its Chief Operating Officer from January 1999 through fiscal year 2000. Ms. Clegg also serves on the board of directors and audit committees of CBOT Holdings Inc. (Chicago Board of Trade) (chair), Brookdale Senior Living Inc., Cardiome Pharma Corp. and Javelin Pharmaceuticals Inc. (chair). In accordance with the listing standards of the NYSE, Blockbuster’s Board of Directors has determined that Ms. Clegg’s simultaneous service on Blockbuster’s Audit Committee and on the audit committees of the foregoing public companies does not impair Ms. Clegg’s ability to effectively serve on Blockbuster’s Audit Committee.

James W. Crystal was appointed as a director of Blockbuster in February 2007. Mr. Crystal currently serves as Chairman and Chief Executive Officer of Frank Crystal & Company, a privately owned insurance brokerage firm. Mr. Crystal also serves as Vice Chairman, trustee and member of the executive committee and

Co-Chairman of the audit committee of Mt. Sinai Medical Center as well as a trustee of Congregation Emanu-El. In addition, he serves on the board of directors of Stewart & Stevenson LLC, Banco de Caribe, ENNIA Caribe Holding, N.V., Uni-Alliance Insurance in Cyprus, Auto Resources, Inc. in Beverly Hills, and Atlantic International Insurance Co., Ltd., located in Bermuda.

Gary J. Fernandes was appointed as a director of Blockbuster in December 2004. He has served as Chairman of FLF Investments, a family business involved with the acquisition and management of commercial real estate properties and other assets, since 1999. Since his retirement as Vice Chairman from Electronic Data Systems Corporation in 1998, he founded Convergent Partners, a venture capital fund focusing on buyouts of technology enabled companies. In addition, from 2000 to 2001, Mr. Fernandes served as Chairman and CEO of GroceryWorks.com, an internet grocery fulfillment company. In November 1998, he founded Voyagers The Travel Store Holdings, Inc., a chain of travel agencies, and was President and sole shareholder of Voyagers. Voyagers filed a petition under Chapter 7 of the federal bankruptcy laws in October 2001. Mr. Fernandes serves on the board of directors of BancTec, Inc. and Computer Associates International, Inc. He is also a member of the board of governors of the Boys & Girls Clubs of America and serves as a trustee for the O’Hara Trust and the Hall-Voyer Foundation.

Jules Haimovitz was appointed as a director of Blockbuster in May 2006. Since July 2002, Mr. Haimovitz has served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. From July 1997 to February 1999, he served as President and Chief Operating Officer of King World Productions, Inc., a worldwide distributor of first-run programming. Mr. Haimovitz has also served in executive positions at Diva Systems Corporation, ITC Entertainment Group, Spelling Entertainment Inc. and Viacom Inc. Mr. Haimovitz is on the board of directors of Infospace, Inc., TVN Entertainment Corporation and GNet Productions.

Carl C. Icahn was elected as a director of Blockbuster in May 2005. Mr. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly-traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as Chairman of the Board and as a director of American Railcar Industries, Inc., since 1994. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the casino entertainment business and the home textile business. From October 1998 through May 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Mr. Icahn has been Chairman of the Board and a director of XO Holdings, Inc. since February 2006, and was Chairman of the Board and a director of XO Communications, Inc. (XO Holdings’ predecessor) from January 2003 to February 2006. XO Holdings is a publicly-traded telecommunications services provider controlled by Mr. Icahn. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly-traded biopharmaceutical company, and since October 2006, has been the Chairman of the Board of ImClone Systems Incorporated. Mr. Icahn has been a director of Cadus Corporation, a firm that holds various biotechnology patents, since 1993.

Strauss Zelnick was elected as a director of Blockbuster in May 2005. Mr. Zelnick founded ZelnickMedia LLC, an investment and advisory firm specializing in media and entertainment, in 2001. ZelnickMedia holds interests in an array of media enterprises, providing general management and strategic advisory services in the United States, Canada, Europe, Asia and Australia. From 1998 to 2000, Mr. Zelnick served as President and Chief Executive Officer of BMG Entertainment, Inc., a music and entertainment unit of Bertelsmann A.G. Mr. Zelnick served as President and Chief Executive Officer of BMG’s North American business unit from 1994 through 1998. Mr. Zelnick is Chairman of the Board of CME, Inc., Direct Holdings Worldwide, Inc. and OTX, Inc. Mr. Zelnick is a director of Carver Bancorp, Inc., Reed Elsevier PLC, Reed Elsevier N.V. and Reed Elsevier Group plc.

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

Nicholas P. Shepherd has served as our Executive Vice President and President, Worldwide Stores since February 2007. He served as our Executive Vice President and President, Blockbuster North America from May 2005 to February 2007 and served as our Executive Vice President and President, U.S. Store Operations from November 2004 until May 2005. He also served as our Executive Vice President, Chief Marketing and Merchandising Officer from 2003 until 2004 and as our Executive Vice President, Merchandising and Chief Concept Officer from 2001 until 2003. Mr. Shepherd also served as our Senior Vice President and Chief Concept Officer from April 2001 until September 2001. From 1998 until 2001, Mr. Shepherd served as our Senior Vice President, International.

Larry J. Zine has served as our Executive Vice President and Chief Financial Officer since 1999 and as our Chief Administrative Officer since September 2001. Mr. Zine currently serves as a director of Petro Stopping Centers, L.P.

Available Information, Investor Relations and Certifications

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

P.O. Box 43078

Providence, RI 02940-3078

Questions and inquiries via telephone or Computershare’s website:

(877) 282-1168

http://www.computershare.com

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

2001 Ross Avenue

Suite 1800

Dallas, TX 75201

Stock Listing

Blockbuster Inc. Class A and Class B common stock trades on the New York Stock Exchange under the symbols BBI and BBI.B, respectively.

Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer, dated as of June 1, 2006, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

We have filed with the SEC the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached hereto as Exhibits 31.1 and 31.2.

Item 1A.    Risk Factors

In addition to the information set forth elsewhere in this report, including under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the factors described below should be considered carefully in making any investment decisions with respect to our securities. These factors could materially affect our business, financial condition, results of operations or liquidity and cause investors in our securities to lose part or all of their investments.

Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.

We operate in the highly competitive home video industry, which includes in-home movie entertainment offered through the retail home video industry, the cable industry, the satellite industry and via digital distribution over the Internet. Of those distribution channels, the retail home video industry includes the sale and rental of movies on DVD and VHS by:

•	traditional video store retailers such as Blockbuster and Movie Gallery;

•	online retailers such as Blockbuster and Netflix; and

•	other retailers, including mass merchant retailers such as Wal-Mart, Best Buy and Target.

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

Recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution windows, including simultaneous video-on-demand and DVD releases. For example, although movie selections tend to be limited at present, consumers can now download to their computers certain available movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale, and, in some cases, consumers can also burn the downloaded movie to a blank DVD for playback in a DVD player, allowing them to watch the movies on their TVs or portable devices. We expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous video-on-demand distribution of movies and DVD release dates.

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

Our profitability is also dependent on our ability to enter into arrangements with the studios that effectively balance cost considerations and the number of copies of a title stocked by us. Each type of arrangement provides different advantages and challenges for us. For example, we have benefited from sell-through pricing of DVDs because the lower cost associated with DVD product has resulted in higher rental margins than product purchased under our historical VHS revenue-sharing arrangements. Our profitability could be negatively affected if studios were to make other changes in their pricing policies, which could include changes in revenue-sharing arrangements, pricing or rental windows for DVDs or expanded exploitation by studios of international two-tiered pricing laws, which allow studios to charge different prices for movies intended for rental to consumers, as opposed to sale. In addition, we cannot predict what use the studios might make of current or future alternative supply methods, such as downloading to stores or consumers, or what impact the use of such supply chain changes by us or our competitors might have on our profitability.

Our business would lose a competitive advantage if the movie studios were to shorten or eliminate the home video retailer distribution window or otherwise adversely change their current practices with respect to the timing of the release of movies to the various distribution channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailer’s distribution window. As noted above, after the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window has traditionally been exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable, and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but since the mid-1990’s, has averaged between 39 and 56 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels. The studios’ traditional practices with respect to the distribution windows could change at any time.

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

Recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution windows, including simultaneous video-on-demand and DVD releases. For example, although movie selections tend to be limited at present, consumers can now download to their computers certain available movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale, and, in some cases, consumers can also burn the downloaded movie to a blank

DVD for playback in a DVD player, allowing them to watch the movies on their TVs or portable devices. We expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous video-on-demand distribution of movies and DVD release dates.

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

The availability of content through personal video recorders, video-on-demand and other technologies may significantly reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of entertainment content that serves as an alternative to obtaining product or services from our stores or our online DVD rental service can impact our business. Examples of delivery methods that have impacted, or could impact, our business are personal video recorders, video-on-demand, download-to-burn DVDs, video vending machines and download-to-burn kiosks, video downloads to portable devices and personal computers and disposable DVDs. These examples and related discussions below do not provide a complete discussion of all alternative methods for delivering entertainment content. Moreover, technology and consumer offerings continue to develop and we expect that new or enhanced technologies and consumer offerings will be available in the future.

Personal video recorders. Personal video recorders allow consumers to automatically and digitally record programs to create a customized television line-up for viewing at any time. They also enable consumers to pause, rewind, fast forward, instant replay and playback in slow motion any live television broadcast and are increasingly being used to download movies. Personal movie libraries and other television entertainment recorded via personal video recorders have caused and could continue to cause consumers to rent or purchase fewer movies in the future.

Video-on-demand. Many digital cable providers, Internet content providers and other companies provide video-on-demand, including on a subscription basis, which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition to being available from most major cable providers, video-on-demand is also offered to consumers over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. Consumers can now download to their personal computers certain available movies, and, in some cases, they can download movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale. Some Internet sites also offer consumers the ability to burn certain downloaded movies to a blank DVD for playback in a DVD player, allowing them to watch those movies on their TVs or portable devices. Video-on-demand is also currently offered through set-top boxes to which available downloaded movies are delivered. We have, from time to time, tested an entertainment-on-demand service, which delivered video-on-demand to consumers’ television sets via digital subscriber lines and fiber optic connections, and we may conduct similar tests from time to time. We also expect to offer our own digital delivery service sometime this year. The future of video-on-demand services, including any services provided by us, is uncertain. Video-on-demand could have a negative effect on our video store business if:

•	a wide selection of movies, including newly released movies, is made available at the same time, or before, those titles are made available to the home video retailers for rental and sale,

•	video-on-demand technology becomes widely accepted by consumers, and

•	video-on-demand is provided at a reasonable price to the customer.

As discussed above, we expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous video-on-demand distribution of movies and DVD release dates.

Download-to-Burn DVDs. In addition to the ability to pay for and download movies and other entertainment content via the Internet, some Internet sites offer consumers the ability to burn certain available downloaded movies and content to a blank DVD for playback in a DVD player, allowing them to watch those movies on their TVs or portable devices. If the studios license a wide selection of content for download-to-burn in this manner or decide to offer product through this channel themselves, consumers might rent or buy fewer movies via the traditional in-store or online channels in the future, and our business would be negatively impacted.

Video Vending Machines and Download-to-Burn Kiosks. A number of retailers, including supermarkets, pharmacies, convenience stores and fast food restaurants, rent DVDs from vending machines located on their premises at discounts to more traditional video rental prices. Any time movies or games are offered to consumers at a deeply discounted price, we view this as competition for our customers’ entertainment dollars. In addition, as video-on-demand technology continues to improve, download-to-burn kiosks at mass merchant retail stores, supermarkets, pharmacies, convenience stores and other retailers may also provide a source of competition for the delivery of movie and entertainment content. We cannot predict (i) how broad the selection of movies offered via video vending machines or download-to-burn kiosks may become; (ii) consumer acceptance of these delivery channels; or (iii) their impact on our business.

Video Downloads to Portable Devices and Personal Computers. Consumer offerings exist to download movies, music videos, television shows and other entertainment content to portable devices, in addition to downloads to personal computers. We cannot predict how broad the selection of movies for these existing and future offerings may become, consumer acceptance of watching movies on portable electronic devices and personal computers, as opposed to TVs and home entertainment systems, or the impact of this delivery channel on our business.

Disposable DVDs. The technology also exists for retailers to offer disposable DVDs, which allow a consumer to view a DVD for an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable as a result of chemistry technology. We cannot predict the impact that this or other similar technologies will have on our business.

Other Competition for Consumer Dollars and Leisure Time. We compete generally for the consumer’s entertainment dollar and leisure time with, among others, (i) movie theaters; (ii) Internet browsing, online gaming and other Internet-related activities; (iii) consumers’ existing personal movie libraries, (iv) live theater; (v) sporting events, and (vi) music entertainment. Our results can therefore fluctuate depending on the desirability of other forms of entertainment.

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

Overall revenues generated from the in-store home video industry are projected to continue to decline. A faster than anticipated decline in the in-store industry has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives.

We have previously experienced challenges caused by the faster than anticipated decline in the worldwide in-store home video rental industry, for example, in 2005. We believe that the decline in 2005 was caused primarily by (i) a weak slate of titles released to home video; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. A faster than anticipated decline in the worldwide in-store home video rental industry in the future may similarly negatively impact our business and our ability to implement our strategic initiatives.

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

The home video game industry has traditionally been a hit-driven business characterized by short product lifecycles and frequent introduction of new products. Historically, the lifecycle for game platforms has been about five years, with a limited number of platforms achieving success at any given time. The industry typically grows with the introduction of new hardware platforms and games, but tends to slow prior to the introduction of new platforms, as consumers hold back their purchases in anticipation of new platform and game enhancements. Additionally, during the slow period prior to the introduction of new game platforms, vendors often reduce their prices on existing game platforms and corresponding games, thereby reducing our gross profits for these items. Our video games business is, therefore, dependent on the introduction and penetration of new and enhanced game platforms and software in order to attract and retain our video game customers. Delays in the introduction and/or shipment of hardware or software or any failure to obtain sufficient product from our suppliers on favorable terms could negatively affect our business or increase fluctuations in our results of operations.

Our financial results are impacted by seasonality, including the adverse impact caused by improved weather conditions.

There is a distinct seasonal pattern to the home video and video games business, with slower business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Although our online and in-store rental subscription offerings have helped us mitigate, to some extent, the impact of seasonality and weather conditions on our business by providing a more steady revenue stream across all months, seasonality and weather are expected to continue to impact our business and our period-to-period financial results in the future.

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

Although piracy is a concern in the United States, it is having a more significant adverse affect on the home video industry in international markets. We cannot assure you that movie studios and others with rights in the product that we rent or sell can, or will, take steps to enforce their rights against piracy or that they will be successful in preventing the distribution of pirated content. Increases in piracy could continue to negatively affect our revenues. For example, in 2006, we closed all of our store locations in Spain, driven in part by the impact of piracy in that market.

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

We have made significant investments in our business, including in our online rental service. These investments have adversely affected and may continue to adversely affect our profitability.

During 2006, we continued to invest in our online rental service and our business as part of our effort to enhance our competitiveness and our overall rental offering and to allow us to take advantage of emerging trends in home entertainment. We expect to continue to invest in our online rental service and other initiatives during 2007.

As of December 31, 2006, our online service built a subscriber base of approximately 2.2 million subscribers, including approximately 2 million paying subscribers. Our online rental service requires considerable ongoing investments in order to further increase our subscriber base and implement our plan to more fully integrate our online and in-store consumer offering. In late 2006, we introduced BLOCKBUSTER Total Access, our integrated online and in-store consumer offering. This integrated offering required approximately $20 million of incremental investments by us during the fourth quarter of 2006, including additional product for our stores and incremental labor costs. Additionally, we anticipate spending approximately $35 million in national media marketing expenses in addition to our other advertising expenses during the first quarter of 2007 to promote BLOCKBUSTER Total Access. We estimate that the cost of providing free in-store exchanges under the program is about $2 per subscriber per month, net of the benefits we receive from bringing more traffic into our stores and online. Our goal of further integrating our in-store and online offering and increasing our online subscriber base will require significant additional investment. We cannot assure you when or if our online rental service will become profitable.

The significant investments required to develop and implement our initiatives have in the past adversely affected our financial results and may adversely affect our financial results thereafter. For example, our financial results would be impacted by:

•	our ability to effectively and timely prioritize and implement these and other initiatives;

•

the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives, and our corresponding ability to effectively control overall operating expenses and capital expenditures;

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

We have implemented and expect to continue to implement initiatives that are designed to enhance efficiency, customer convenience and our product offerings, including initiatives to further integrate our online and in-store consumer offering and to expand our online offerings to customers. For example, in late 2006, we introduced our BLOCKBUSTER Total Access online and in-store consumer offering. We have also previously announced that we expect to offer a digital delivery service some time this year. The implementation of new initiatives has involved, and will continue to involve, significant investments by us of time and money and could be adversely impacted by (i) our inability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model, including continued support for our initiatives and (ii) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall operating expenses and capital expenditures. Because we have limited experience with some of our new customer proposition initiatives, we cannot assure you that they will be successful or profitable, including success in retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

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

It is also important that we maximize our gross margins through our allocation of store space. We may need to turn our inventory of previously rented and retail product more quickly in the future in order to make room in our stores for additional DVDs, new customer proposition initiatives or to downsize the store. Therefore, we cannot assure you that in the future we will be able to rent or sell, on average, our product at or above the expected price.

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

Our business plan contemplates continued cost management efforts. Should we not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future are based on management’s assessments regarding cost management in 2007 and in the future, including controlling operating expenses and capital expenditures across our operations. To the extent our cost management objectives are unable to control costs, our financial results may be adversely affected.

Our level of indebtedness may make it more difficult for us to pay our debts and more necessary for us to divert our cash flow from operations to debt service payments.

Our total indebtedness as of December 31, 2006 was approximately $984.2 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, industry and other factors that are beyond our control. We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing our senior subordinated notes and our credit agreement, contain restrictive covenants which may prohibit us from adopting one or more of these alternatives, and any future debt agreements may contain similar restrictive covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, which we may be unable to repay.

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

Should the outstanding obligations under our credit agreement be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. If amounts outstanding under the credit agreement were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our senior subordinated notes, could also become due and payable immediately. There can be no assurance that such financing will be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. In addition, our financial results, our substantial indebtedness, our credit ratings and the declining rental industry in which we operate could adversely affect the availability and terms of our financing. Further, uncertainty surrounding our ability to finance our obligations has in the past caused some of our trade creditors to impose increasingly less favorable terms and future uncertainty could similarly result in unfavorable terms from our trade creditors. In addition, there are other situations (including a change in the composition of our Board of Directors, whereby the majority of directors who were serving on the Board at the time we entered into our credit agreement and indenture (or their successors or nominees) are no longer serving on the Board) where our debt may be accelerated and we may be unable to repay such debt. Any of these scenarios could adversely impact our liquidity and results of operations or force us to file for protection under the U.S. Bankruptcy Code.

Uncertainty surrounding our ability to meet our financial obligations has in the past adversely impacted and could in the future adversely impact our ability to obtain sufficient product on favorable terms.

During 2005, we entered into three amendments of our credit agreement pursuant to which certain covenants in our credit agreement were amended or waived. This, coupled with the continued declines and uncertainty in the rental industry, resulted in negative publicity surrounding our business. As a result, our flexibility with our suppliers was affected, both domestically and internationally. We cannot assure you that in the future our trade creditors will not change their terms for payment on goods and services provided to us or that we will continue to be able to receive products and services on acceptable terms.

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

Our purchasing decisions also involve predictions of consumer demand. While the historical growth of our in-store and online subscription programs, our elimination of extended viewing fees, our Guaranteed in Stock program for select new release titles (whereby if a Guaranteed in Stock title is unavailable, customers will be given a rain check for a free rental of that title good for 30 days at the same store) and the free in-store rentals provided by our BLOCKUBSTER Total Access program have increased consumer demand for our products, these programs have increased the complexity of our purchasing decisions. In addition, the prevalence of multiple game platforms adds to the difficulty of accurately predicting consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

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

Further, as discussed above, uncertainty surrounding our ability to finance our obligations has in the past caused some of our trade creditors to impose increasingly less favorable terms and future uncertainty could similarly result in unfavorable terms from our trade creditors.

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

Our domestic distribution system for our store-based operations is centralized. We ship a substantial portion of the products to our U.S. company-operated stores through our distribution center. We also have 35 regional

U.S. distribution centers to support our domestic online DVD subscription service. If our distribution centers became non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing accounting policies.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. From 2002 through 2005, we took significant charges relating to the impairment of goodwill. See Notes 2 and 3 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K.

A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill under SFAS 142 and additional non-cash charges. Any charge resulting from the application of SFAS 142 could have a significant negative effect on our reported net income. In addition, our financial results could be negatively impacted by the application of existing and future accounting policies or interpretations of existing accounting policies, including without limitation the impact of accounting policies related to our rental library, any continuing impact of SFAS 142 or any interpretation issued in connection with Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We are subject to various litigation matters that could, if judgments were to be rendered against us, have an adverse effect on our operating results.

We are a defendant in various lawsuits and may become subject to additional lawsuits in the future. If judgments were to be rendered against us in these lawsuits, our results of operations could be adversely affected. See Note 9 to the consolidated financial statements for a discussion of certain pending material litigation matters relating to our business.

Our business and operations have been, and could further be, negatively impacted as a result of the proxy fight during 2005 and election of three dissident nominees to our Board of Directors. Further, if a subsequent proxy fight is waged against us and is successful or if dissidents otherwise gain control of our Board, we could be in default under our credit agreement and may be unable to finance a change of control offer under the indenture governing our senior subordinated notes or repay our bank debt should it become accelerated.

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

Further, under the terms of our credit agreement and the indenture governing our senior subordinated notes, a change in the composition of our Board of Directors, including as a result of one or more director resignations, whereby the majority of directors who were serving on the Board at the time we entered into our credit agreement and indenture (or their successors or nominees) are no longer serving on the Board, could constitute a change of control. If a subsequent proxy contest is waged against us and is successful or if dissidents otherwise gain control of our Board, an event of default could result under our credit agreement, and under the indenture, we may be required to make an offer for cash to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. We cannot assure you that we will have the financial resources necessary to purchase the notes upon a change of control or that we will have the ability to obtain the necessary funds on satisfactory terms, if at all. Further, our credit agreement prohibits the purchase of all of the outstanding notes prior to repayment of the borrowings under our credit agreement and any exercise by the holders of the notes of their right to require us to repurchase the notes will also cause an event of default under our credit agreement. We may be unable to repay any acceleration of our debts that may arise under this scenario.

We have experienced senior management departures and if we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. Our executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. We have experienced senior management departures recently. The unexpected future loss of services of one or more members of our senior management team could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage management-level employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. Please refer to Note 9 of Item 8 of this Form 10-K for additional information with respect to a pending matter relating to our Chief Executive Officer’s 2006 bonus award.

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

We have in the past, and may in the future, engage in acquisitions to expand our domestic and international rental and retail presence or to expand our consumer offerings. For example, during the past several years, we have made asset acquisitions of stores in the United States and in markets outside of the United States. We have also previously announced that we expect to provide a digital delivery service sometime this year, including through potentially acquiring or investing in an existing digital delivery company. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition. We may also incur significant costs in connection with pursuing possible acquisitions, even if the acquisition is not ultimately consummated.

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

We, along with Viacom and certain of Viacom’s related entities, are a party to two judgment sharing agreements arising out of two revenue-sharing antitrust cases. Should we, Viacom or Viacom’s related entities incur liability with respect to such cases, we would be responsible for satisfying a portion of that liability.

On November 9, 2001, we entered into a judgment sharing agreement with Viacom, Paramount Home Entertainment, Inc. (“Paramount”), Sumner Redstone and certain studio defendants in Cleveland, et al. v. Viacom Inc., et al, No. SA-99-CA-0783 in the United States District Court for the Western District of Texas and in Merchant, et al. v. Redstone, et al., No. BC 244 270 in the Superior Court for the State of California, County of Los Angeles, whereby we, Viacom, Paramount and Mr. Redstone agreed to be responsible for an allocated portion of any liability that arises out of either of the two revenue-sharing antitrust cases. No liability will arise from the Cleveland case as judgment was entered in favor of us and the other defendants and all appeals by plaintiffs failed. The Merchant case was appealed following judgment in our favor and remanded back to the trial court for further proceedings. On June 18, 2004, in connection with our split-off from Viacom, we entered into an agreement with Viacom, Paramount and Mr. Redstone, which we refer to as the Viacom entities, whereby we agreed to pay a percentage allocation of any liability arising from a judgment or from the November 9, 2001 judgment sharing agreement of 33.33% and the Viacom entities agreed to pay 66.67% of any such liability. We cannot assure you that we will not be held liable in the Merchant case. Therefore, we may become responsible for contributing one-third of any liability arising from such case.

Provisions in our charter documents and Delaware law could make it more difficult to acquire our Company.

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

None.

Item 2. Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of 242,615 square feet of space leased pursuant to an agreement that expires on June 30, 2017. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also lease and operate 35 online distribution centers spread strategically throughout the United States to support our domestic online rental service.

We have country head offices in Buenos Aires, Argentina; Toronto, Canada; Santiago, Chile; Uxbridge, England; Dublin, Ireland; Milan, Italy; and Mexico City, Mexico. For most countries in which we have company-operated stores, we maintain offices to manage our operations within that country.

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

The shares of Blockbuster Class A and Class B common stock are listed and traded on the New York Stock Exchange, or “NYSE,” under the symbols “BBI” and “BBI.B,” respectively. Our Class A common stock began trading on August 11, 1999, following our initial public offering and our Class B common stock began trading on October 14, 2004, in conjunction with our divestiture from Viacom Inc. (“Viacom”). The following table contains, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock as reported on the NYSE composite tape and the cash dividends per share of our Class A and Class B common stock:

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(1)
	High	Low	High	Low
Year Ended December 31, 2005:
Quarter Ended March 31, 2005	$10.04	$8.35	$9.49	$8.12	$0.02
Quarter Ended June 30, 2005	$10.65	$8.76	$10.18	$8.32	$0.02
Quarter Ended September 30, 2005	$9.21	$4.17	$8.65	$4.00	$—
Quarter Ended December 31, 2005	$5.74	$3.19	$5.40	$2.96	$—

Year Ended December 31, 2006:
Quarter Ended March 31, 2006	$4.28	$3.30	$3.90	$2.95	$—
Quarter Ended June 30, 2006	$5.12	$3.69	$4.68	$3.36	$—
Quarter Ended September 30, 2006	$5.11	$3.57	$4.60	$3.15	$—
Quarter Ended December 31, 2006	$5.59	$3.66	$5.14	$3.29	$—

(1)	Blockbuster historically paid a quarterly recurring cash dividend of $0.02 per share on both its Class A and Class B common stock, however, it has not paid a dividend since the second quarter of 2005. Blockbuster’s Board of Directors may evaluate declaring quarterly cash dividends in the future.

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

The number of holders on record of shares of our Class A and Class B common stock as of February 1, 2007 was 1,192 and 852, respectively.

For information regarding Blockbuster’s equity compensation plans, refer to the proxy statement to be filed for our 2007 annual meeting of stockholders incorporated by reference into Item 12 of Part III of this Form 10-K.

Item 6. Selected	Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected statement of operations and balance sheet data for the years ended December 31, 2002 through 2006 are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest during some of the periods presented.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Year Ended or at December 31,
	2006(1)(2)	2005(3)(4)	2004(5)(6)(7)	2003(8)	2002(9)
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$5,523.5	$5,721.3	$5,932.5	$5,826.1	$5,506.1
Gross profit	$3,047.8	$3,157.3	$3,553.8	$3,474.1	$3,173.0
Impairment of goodwill and other long-lived assets (10)	$5.1	$341.9	$1,502.7	$1,280.8	$—
Operating income (loss)	$79.1	$(388.0)	$(1,241.6)	$(805.4)	$348.3
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$67.9	$(548.3)	$(1,253.7)	$(950.5)	$195.5
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—basic	$0.30	$(2.98)	$(6.92)	$(5.28)	$1.09
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—diluted	$0.30	$(2.98)	$(6.92)	$(5.28)	$1.08
Income (loss) from discontinued operations, net of tax(11)	$(13.2)	$(39.8)	$4.9	$(23.8)	$0.4
Cumulative effect of change in accounting principle	$—	$—	$—	$(4.4)	$(1,817.0)
Net income (loss)	$54.7	$(588.1)	$(1,248.8)	$(978.7)	$(1,621.1)
Preferred stock dividends(12)	$(11.3)	$—	$—	$—	$—
Net income (loss) applicable to common stockholders	$43.4	$(588.1)	$(1,248.8)	$(978.7)	$(1,621.1)
Net income (loss) per common share—basic	$0.23	$(3.20)	$(6.89)	$(5.43)	$(9.08)
Net income (loss) per common share—diluted	$0.23	$(3.20)	$(6.89)	$(5.43)	$(8.93)
Cash dividends per common share	$—	$0.04	$0.08	$0.08	$0.08
Special distribution per share	$—	$—	$5.00	$—	$—
Weighted average shares outstanding—basic	187.1	183.9	181.2	180.1	178.6
Weighted average shares outstanding—diluted	189.0	183.9	181.2	180.1	181.6

Balance Sheet Data:
Cash and cash equivalents	$394.9	$276.2	$330.3	$233.4	$152.5
Total assets	$3,137.2	$3,179.6	$3,994.6	$4,918.1	$6,268.9
Long-term debt, including capital leases	$899.5	$1,121.6	$1,119.7	$75.1	$408.7
Stockholders’ equity	$742.4	$631.6	$1,062.9	$3,188.4	$4,100.9

(1)	During the first and second quarters of 2006, we recorded tax benefits resulting from the resolution of multi-year income tax audits.
(2)	During 2006, we recognized $25.5 million of compensation expense related to share-based compensation as required by Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Share-Based Payments (“SFAS 123R”).
(3)	During 2005, we recorded a valuation allowance on our deferred tax assets in various jurisdictions.
(4)	During 2005, we recognized $39.1 million of compensation expense related to share-based compensation as required by SFAS 123R.
(5)	During 2004, we recognized a tax benefit as a result of specific federal income tax audit issues resolved during the first quarter of 2004.

(6)	During the fourth quarter of 2004, in conjunction with our adoption of SFAS 123R, as described in Note 1 to the consolidated financial statements, we recognized $18.3 million of compensation expense related to share-based compensation. Also, as described in Note 1 to the consolidated financial statements, we adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as of January 1, 2004. Because we applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004.
(7)	During the third quarter of 2004, as described in Note 1 to the consolidated financial statements, we paid a $5.00 special distribution per share prior to our divestiture from Viacom.
(8)	During the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this new accounting standard required us to record a $4.4 million cumulative effect of change in accounting principle, net of tax.
(9)	During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which eliminates the amortization of goodwill and intangible assets with indefinite lives and requires instead that those assets be tested for impairment at least annually. The application of the transition provisions of this new accounting standard required us to reduce our goodwill by $1.82 billion, net of tax.
(10)	During 2006, 2005, 2004 and 2003 we recognized non-cash charges to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). See Note 2 to the consolidated financial statements for a discussion of impairment charges.
(11)

During the twelve months ended December 31, 2006, Blockbuster completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO. ® in addition to closing all of its store locations in Spain. During January 2007, Blockbuster also completed the sale of RHINO VIDEO GAMES®. In accordance with SFAS 144, these operations have been classified as discontinued operations.

(12)	During the third quarter of 2005, as described in Note 4 to the consolidated financial statements, we completed a private placement of Series A cumulative convertible perpetual preferred stock. The first dividend payment was declared and paid in the first quarter of 2006.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 8,000 stores in the United States, its territories and 22 other countries as of December 31, 2006.

2006 Overview

Our 2006 results reflect our continued efforts to execute on a business plan that focused on growing our share of the overall movie rental business, controlling costs, maximizing our asset portfolio and improving our profitability and cash flow. We believe that the successful execution of this business plan is essential to combat the significant challenges which continue to face the in-store home video rental industry. As more fully described in “Item 1A. Risk Factors,” we believe the decline in the worldwide in-store home video rental industry has been caused primarily by (i) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets; and (iii) competition from other forms of leisure entertainment.

During 2006, we invested significantly in our online subscription business because we believe that our ability to integrate our online subscription service with our in-store business provides us with a distinct competitive advantage. As such, on November 1, 2006, we completed another important step in the further integration of our online and in-store rental business with the introduction of BLOCKBUSTER Total Access™, a program that gives our customers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER® store in exchange for free in-store movie rentals. The continued focus on our online business, including the introduction of BLOCKBUSTER Total Access, enabled us to exceed our goal of two million online subscribers by the end of 2006. As of December 31, 2006, we had approximately 2.2 million online subscribers, including approximately 2.0 million paying subscribers. While the industry has been undergoing significant change, we believe that Blockbuster is well positioned because we are one of the only home video retailers that can leverage our store locations, traffic and infrastructure to provide a customer offering both in-store and online.

Total revenues for 2006 decreased from 2005 primarily because of a decrease in our company-owned store base since 2005, resulting from accelerated actions to optimize our asset portfolio. In addition, our revenues were negatively impacted by the continued pressure on the in-store rental industry as discussed above. Despite these negative factors, our worldwide same-store movie rental revenues were positive, driven by a 3.1% increase in our domestic same-store movie rental revenues. Our gross profit was negatively impacted by the reduction in rental revenues and a decrease in rental gross margin due to increased promotional activities designed to drive rental activity, including previously rented product sales, and increased product purchases to improve customer satisfaction. The decrease in rental gross profit was partially offset by an increase in merchandise gross profit, despite an approximate $57 million decline in merchandise sales, primarily resulting from our focus on driving higher margin retail offerings and improved profitability on new movies and games.

The decrease in gross profit was more than offset by an approximately $222 million decrease in selling, general and administrative expenses from 2005 to 2006. The majority of this decrease came from our cost containment actions, which we began during the third quarter of 2005, including lowering store level compensation and corporate overhead, reducing advertising expenses and store closures.

Our financial performance in 2006 helped us to increase our operating cash flow by approximately $400 million in 2006 from 2005 and pay down approximately $155 million in debt during 2006, which includes the pay down of the entire outstanding balance under our revolving credit facility. Additionally, we expect to make prepayments of approximately $55 million on the term portions of our credit facilities during the first quarter of 2007 because we generated excess cash flow under our credit agreement and due to prepayment requirements from the sale of store operations and property and equipment. We also reduced our capital expenditures by approximately $61 million during 2006.

We continue to review our asset portfolio and, during 2006, we closed approximately 300 company-owned stores, net of store openings. Additionally, during 2006, we completed the divestiture of our MOVIE TRADING CO. locations and Movie Brands Inc. subsidiary, closed our store operations in Spain and sold our Taiwan subsidiary, coupled with a master franchise license. During the first quarter of 2007, we completed the sale of RHINO VIDEO GAMES.

Outlook

For 2007, we remain focused on the execution of our business plan, which includes growing our share of the overall movie rental business through innovative consumer propositions, controlling costs and maximizing our asset portfolio. Based on current industry projections, we believe that some degree of industry consolidation will occur and we believe we are well positioned to benefit from this consolidation because of the value and convenience we offer consumers through our exclusive offerings which include:

•	BLOCKBUSTER Total Access;

•	our “no late fees” program;

•	BLOCKBUSTER Movie Pass®; and

•	BLOCKBUSTER Rewards®.

We believe that ongoing investment in our business is necessary to tap into the growing online market. During 2007, we anticipate online subscriber growth to exceed full-year 2006 levels and we expect to have a total of three million BLOCKBUSTER Total Access subscribers by the end of the first quarter of 2007. This growth will require some investment during the first half of 2007, including approximately $35 million in national media marketing expenses in addition to our other marketing expenses during the first quarter of 2007. Additionally, we estimate that the cost of providing free in-store exchanges under the program is about $2 per subscriber per month, net of the benefits we receive from bringing more traffic into our stores and online, which will negatively impact our gross margin and selling, general and administrative expenses. However, we believe this investment is the right strategy to deliver value to our shareholders and should result in more online customers, more in-store customers, a larger share of the overall domestic rental market and increasing revenues.

We remain committed to controlling costs in order to support investment in our business, including BLOCKBUSTER Total Access. Additionally, we expect to enter the digital downloading business in a cost-effective manner sometime this year in order to provide expanded entertainment options to our customers.

We continually evaluate our asset portfolio and will consider the need to close, relocate or downsize stores if the economics of doing so are beneficial for our business. We will also continue to explore the divestiture of our non-core assets, including selling and or franchising some of our remaining international operations. We do not anticipate closing as many stores in 2007 as we did in 2006 and anticipate opening stores at generally the same rate in 2007 as in 2006.

Change in Fiscal Year End

On October 12, 2006, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in our fiscal year will take effect on January 1, 2007 and, therefore, there will be no transition period in connection with this change of fiscal year-end.

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

We believe the following accounting policies require more significant judgments and estimates and that changes in these estimates or the use of different estimates could have a material impact on our results of operations or financial position.

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

For example, as discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful life and residual value of our rental libraries due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and our online subscription service in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per piece of library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. These changes in estimates related to the useful lives and residual values of our rental libraries decreased our cost of rental revenues and net loss by approximately $7.6 million, or $0.04 per share, for the year ended December 31, 2005. As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

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

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and enacted legislation. We establish tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While we believe that the amount of our estimated tax reserve is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on our results of operations. Any tax benefit from the favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. For example, as discussed in Note 8 to the consolidated financial statements, during the first and second quarters of 2006, we recognized tax benefits from the resolution of multi-year income tax audits.

We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. In 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to the negative industry trends, which caused our actual and anticipated financial performance to be significantly worse than we originally projected. Accordingly, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions and, as such, we are not a taxpayer in the United States and certain foreign jurisdictions. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will not be recognized.

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

See the discussion of impairment charges for goodwill and other long-lived assets in Note 2 to the consolidated financial statements.

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

The fair value of most of our restricted shares is based on the price of a share of our Class A common stock on the date of grant. Our performance-based awards of restricted shares and restricted share units are based on the price of a share of our Class A common stock on the date the award is approved and marked-to-market at each reporting period if we believe it is probable that the performance criteria will be met. Once the performance criteria are met, these awards will be granted and the fair value will be based on the share price at that date. The fair value of our grants of restricted shares and restricted share units that are subject to hold provisions is discounted for the lack of marketability due to such post-vesting restrictions. Our grants of restricted share units that are payable in cash are based on the average closing prices of a share of each of our Class A and B common stock on the date of grant, recorded as a liability on the Consolidated Balance Sheets and marked-to-market at the end of each reporting period. A $1.00 increase in our stock price would not have a material impact on our results of operations.

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

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Year Ended December 31,
	2006	2005	2004
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$5,523.5	$5,721.3	$5,932.5
Cost of sales	2,475.7	2,564.0	2,378.7

Gross profit	3,047.8	3,157.3	3,553.8
Operating expenses(1)	2,968.7	3,545.3	4,795.4

Operating income (loss)	79.1	(388.0)	(1,241.6)
Interest expense	(101.6)	(98.7)	(38.1)
Interest income	9.9	4.1	3.6
Other items, net	4.1	(2.4)	1.6

Income (loss) before income taxes	(8.5)	(485.0)	(1,274.5)
Benefit (provision) for income taxes(2)	76.4	(63.3)	20.8

Income (loss) before discontinued operations	67.9	(548.3)	(1,253.7)
Income (loss) from discontinued operations, net of tax(3)	(13.2)	(39.8)	4.9

Net Income (loss)	$54.7	$(588.1)	$(1,248.8)

Cash Flow Data:
Cash flows provided by (used for) operating activities	$329.4	$(70.5)	$417.0
Cash flows used for investing activities	$(41.0)	$(114.2)	$(313.9)
Cash flows provided by (used for) financing activities	$(183.2)	$138.3	$(18.8)

Other Data:
Depreciation and intangible amortization	$208.6	$226.6	$247.3
Impairment of goodwill and other long-lived assets	$5.1	$341.9	$1,502.7

Margins:
Rental margin(4)	65.3%	66.4%	71.7%
Merchandise margin(5)	24.9%	21.8%	22.1%
Gross margin(6)	55.2%	55.2%	59.9%

Worldwide Store Data:
Same-store revenues increase (decrease)(7)	(2.1)%	(4.8)%	(3.3)%
Company-operated stores at end of year	6,551	7,158	7,265
Franchised and joint venture stores at end of year	1,809	1,884	1,829
Total stores at end of year	8,360	9,042	9,094

(1)	Operating expenses include non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144 totaling approximately $5.1 million, $341.9 million and $1.5 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	The benefit for income taxes in 2006 mainly relates to a benefit recorded in the first and second quarters of 2006 from the resolution of multi-year income tax audits. The provision for income taxes in 2005 includes a valuation allowance recorded on our deferred tax assets in various jurisdictions. The benefit for income taxes in 2004 mainly relates to a tax benefit recorded as a result of specific federal income tax audit issues resolved during the first quarter of 2004.
(3)

During 2006, Blockbuster completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO. in addition to closing all of its store locations in Spain. During January 2007, Blockbuster also completed the sale of RHINO VIDEO GAMES. In accordance with SFAS No. 144, these operations have been classified as discontinued operations.

(4)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(5)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(6)	Gross profit as a percentage of total revenues.
(7)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, beginning in the third quarter of 2004, revenues generated from our online rental service are included in same-store rental revenues.

Comparison of 2006 to 2005

Revenues. Revenues decreased $197.8 million, or 3.5%, from 2005 to 2006. The following is a summary of revenues by category:

	Year Ended December 31,
	2006		2005		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Rental revenues	$4,030.1	73.0%	$4,160.3	72.7%	$(130.2)	(3.1)%
Merchandise sales	1,432.2	25.9%	1,488.8	26.0%	(56.6)	(3.8)%
Other revenues	61.2	1.1%	72.2	1.3%	(11.0)	(15.2)%

Total revenues	$5,523.5	100.0%	$5,721.3	100.0%	$(197.8)	(3.5)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(1.0)%	1.1%	(7.4)%
Merchandise sales	(4.7)%	(24.2)%	9.7%
Total revenues	(2.1)%	(3.3)%	0.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental Revenues. Rental revenues decreased $130.2 million, or 3.1%, from 2005 to 2006. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2006		2005		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie rental revenues:
Base movie rental revenues-in-store	$2,787.1	69.2%	$2,971.4	71.5%	$(184.3)	(6.2)%
Base movie rental revenues-online	248.3	6.2%	142.8	3.4%	105.5	73.9%
Movie previously rented product (“PRP”) revenues	544.6	13.5%	517.7	12.4%	26.9	5.2%
Movie EVF revenues(1)	70.3	1.7%	79.4	1.9%	(9.1)	(11.5)%

Total movie rental revenues	3,650.3	90.6%	3,711.3	89.2%	(61.0)	(1.6)%

Game rental revenues:
Base game rental revenues	302.6	7.5%	369.1	8.9%	(66.5)	(18.0)%
Game PRP revenues	71.4	1.8%	72.8	1.7%	(1.4)	(1.9)%
Game EVF revenues(1)	5.8	0.1%	7.1	0.2%	(1.3)	(18.3)%

Total game rental revenues	379.8	9.4%	449.0	10.8%	(69.2)	(15.4)%

Total rental revenues	$4,030.1	100.0%	$4,160.3	100.0%	$(130.2)	(3.1)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(2)
Movie rental revenues	0.5%	3.1%	(7.2)%
Game rental revenues	(13.2)%	(14.2)%	(9.5)%
Total rental revenues	(1.0)%	1.1%	(7.4)%

(1)	We implemented the “no late fees” program during the first quarter of 2005. However, the “no late fees” program does not apply at our international locations excluding stores in Canada. Additionally, during 2006, we acquired and began operating approximately 40 stores that were not participating in the “no late fees” program. We are currently transitioning these stores to our “no late fees” program. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).
(2)	Changes in international same-store rental revenues do not include the impact of foreign exchange.

Movie Rental Revenues. Movie rental revenues decreased $61.0 million, or 1.6%, in 2006 as compared with 2005. The decline in movie rental revenues resulted from the closure of company-owned stores during 2006 which was partially offset by 0.5% increase in worldwide same-store movie rental revenues and the impact of favorable foreign exchange rates.

The increase in worldwide same-store movie rental revenues was driven by a 3.1% increase in our domestic same-store movie rental revenues. We believe that our domestic rental offerings, including BLOCKBUSTER Total Access and the elimination of extended viewing fees, the transfer of a portion of the revenues from our closed stores and increased promotional activity around our PRP offerings contributed to our positive domestic same-store movie rental revenues. We were able to deliver these results despite continued negative industry trends facing the in-store video rental industry. Additionally, our movie rental revenue results for 2005 included the impact of significant advertising and a much larger number of BLOCKBUSTER Movie Pass subscribers. The growth in domestic same-store movie rental revenues was offset by a 7.2% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

Industry analysts currently believe that the in-store movie rental industry will remain under pressure in 2007 and, therefore, expect total industry movie rental revenues to decrease year-over-year. However, we believe that our innovative customer propositions, mainly BLOCKBUSTER Total Access, will result in Blockbuster having more online customers, more in-store customers, a larger share of the overall domestic rental market and increasing movie rental revenues.

Game Rental Revenues. Game rental revenues decreased $69.2 million, or 15.4%, in 2006 as compared with 2005 due to a 13.2% decline in worldwide same-store game rental revenues and the closure of company-owned stores during 2006 which was partially offset by the impact of favorable foreign exchange rates. The decline in same-store game rental revenues, including sales of PRP, resulted from the release of fewer quality game titles during 2006. Additionally, our game rental revenues were negatively impacted by decreased marketing of game concepts, the tendency of early adopters to buy versus rent and the low penetration of new game platforms which were released during late 2005 and 2006. However, we expect the increased penetration of next generation game platforms, including the release of stronger game titles, to position us for improved game rental results in 2007.

Merchandise Sales. Merchandise sales decreased $56.6 million, or 3.8%, from 2005 to 2006. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2006		2005		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie sales	$440.6	30.7%	$538.3	36.2%	$(97.7)	(18.1)%
Game sales	665.4	46.5%	619.8	41.6%	45.6	7.4%
General merchandise sales	326.2	22.8%	330.7	22.2%	(4.5)	(1.4)%

Total merchandise sales	$1,432.2	100.0%	$1,488.8	100.0%	$(56.6)	(3.8)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(18.0)%	(29.4)%	(2.2)%
Game sales	5.1%	(34.4)%	19.3%
General merchandise sales	(1.0)%	(2.5)%	0.3%
Total merchandise sales	(4.7)%	(24.2)%	9.7%

(1) Changes in international same-store merchandise sales do not include the impact of foreign exchange.

Movie Sales. Movie sales, which primarily include sales of both new and traded DVDs, decreased $97.7 million, or 18.1%, from 2005 to 2006 as a result of an 18.0% decrease in worldwide same-store movie sales and the closure of company-owned stores during 2006 which was partially offset by the impact of favorable foreign exchange rates. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources towards higher margin rental and retail revenues and a significant decrease in our promotional pricing activity around new movie product. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by continued competition from retail mass merchant sales of low-priced DVDs and by piracy internationally. These factors resulted in a 19.5% decrease in overall unit sales of movies worldwide during 2006 as compared to 2005.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $45.6 million, or 7.4%, from 2005 to 2006 as a result of a 5.1% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates. These increases were offset by the closure of company-owned stores during 2006. The increase in worldwide same-store games sales was driven by a 19.3% increase in international same-store games sales reflecting continued strong results from our freestanding GAMESTATION® stores and from the demand for new and traded games internationally.

International same-store game sales were offset by a 34.4% decline in domestic same-store games sales resulting from a reduction in our merchandise inventory levels, a decrease in marketing activities surrounding our game concepts and the continued release of fewer quality game titles during 2006. We expect increased penetration of next generation game platforms, including the release of stronger game titles, to position us for improved domestic game sales in 2007.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and product sales to franchisees, decreased $4.5 million, or 1.4%, from 2005 to 2006, primarily as a result of the closure of company-owned stores during 2006, a 1.0% decline in worldwide same-store general merchandise sales and sales to franchisees which was partially offset by the impact of favorable foreign exchange rates. The decline in same-store general merchandise sales mainly relates to a decrease in confection sales.

Cost of Sales. Cost of sales of $2,475.7 million in 2006 decreased $88.3 million, or 3.4%, from $2,564.0 million in 2005, primarily as a result of the decrease in total revenues as discussed above and the changes in gross profit discussed below.

Gross Profit. Gross profit of $3,047.8 million in 2006 decreased $109.5 million, or 3.5%, from $3,157.3 million in 2005. The decrease in gross profit was caused by a 3.5% decrease in total revenues. The total gross margin for 2006 of 55.2% remained flat as compared with 2005 and was impacted by changes in rental and retail gross profit discussed below.

Rental Gross Profit. Rental gross profit of $2,629.7 million in 2006 decreased $131.5 million, or 4.8%, from $2,761.2 million in 2005. The decrease in rental gross profit was primarily due to decreased rental revenues caused by the closure of company-owned stores during 2006 and a decline in international same-store rental revenues. Our rental gross margin decreased from 66.4% in 2005 to 65.3% in 2006 mainly caused by increased product purchases to support our combined in-store and online rental offering as we continue to focus on increasing customer satisfaction through improved product availability, particularly in stores operating in highly competitive locations. Additionally, our rental gross margin was impacted by our increased promotional activities designed to drive rental activity and PRP sales during 2006.

Going forward, we expect to increase product purchases in order to support incremental in-store rental activity under our BLOCKBUSTER Total Access program which will have a negative impact on our rental margin during 2007.

Merchandise Gross Profit. Despite a $56.6 million decrease in merchandise sales, merchandise gross profit increased $33.0 million, or 10.2%, to $356.9 million in 2006 from $323.9 million in 2005. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise gross margin which increased from 21.8% in 2005 to 24.9% in 2006 as a result of reductions in our promotional price activity around our new movies and games and a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating Expenses. Total operating expenses, which include compensation expenses, selling and advertising expenses, occupancy costs, other corporate and store expenses, depreciation and intangible amortization and impairment of goodwill and other long-lived assets, totaled $2,968.7 million in 2006, a decrease of $576.6 million, or 16.3%, from $3,545.3 million in 2005 mainly due to non-cash impairment charges for the impairment of goodwill and other long-lived assets of $341.9 million recorded during 2005. Additionally, operating expenses decreased as a result of our ongoing cost containment measures originally implemented during the third quarter of 2005 and store closings. Total operating expenses decreased as a percentage of total revenues to 53.7% in 2006 from 62.0% in 2005. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred in-store and online and at the regional and corporate levels, of $2,755.0 million in 2006, decreased $221.8 million, or 7.5%, from $2,976.8 million in 2005. Selling, general and administrative expense as a percentage of total revenues decreased to 49.9% in 2006 as compared with 52.0% in 2005. The change in selling, general and administrative expense in 2006 resulted from the following items:

•

Advertising expense, which includes online subscriber acquisition costs, decreased $98.4 million, or 38.9%, mainly due to advertising costs incurred for the national launch of our “no late fees” and LIFE AFTER LATE FEES® campaigns during 2005. We also reduced advertising on in-store promotions.

We expect advertising expense to increase in coming quarters to support growth in our online business. For example, we anticipate that we will incur approximately $35 million in national media marketing expenses in addition to our other marketing expenses during the first quarter of 2007 to promote BLOCKBUSTER Total Access, which we believe will benefit both the online and in-store components of our business due to the integrated nature of the program.

•

Other general and administrative expenses decreased $67.1 million, or 14.8%, due primarily to our cost reduction efforts, increased gains recorded during 2006 from sales of store operations and property and equipment as compared to the prior year and $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation during 2005.

•

Compensation expense decreased $76.7 million, or 5.6%, primarily due to our cost-saving measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation expense was impacted by the closure of company-owned stores during 2006 and a $13.6 million reduction in share-based compensation expense. These reductions were offset by a $30 million increase in bonus expense resulting from improved profitability year-over-year, incremental severance costs of $7.0 million incurred for a reduction-in-force during 2006 and increased foreign exchange rates.

•

Occupancy costs increased $20.4 million, or 2.3%, despite the closure of stores during 2006. The increase primarily relates to $11.3 million of lease termination costs incurred in connection with our store closures during 2006. Additionally, occupancy costs were impacted by increased foreign exchange rates, rising utility costs and general inflation on lease renewals and real estate taxes.

We have reduced our corporate selling, general and administrative costs from 2005, including taking actions to reduce operating expenses internationally. We will continue to focus on cost containment during 2007.

Depreciation and Intangible Amortization. Depreciation and intangible amortization of $208.6 million in 2006 decreased $18.0 million, or 7.9%, as compared with $226.6 million in 2005. The decrease was primarily the result of reduced capital expenditures and the closure of company-owned stores during 2006, which was partially offset by an increase in depreciation expense associated with the acceleration of store closures.

Impairment of Goodwill and Other Long-Lived Assets. During 2006, we recorded non-cash impairment charges of $5.1 million to impair long-lived assets in two of our international markets. During 2005, we recorded a non-cash charge of $332.0 million to impair goodwill in our international reporting unit. Additionally, we recorded non-cash charges of $24.8 million to impair long-lived assets during 2005, of which $9.9 million is reflected as “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations. See Note 2 to the consolidated financial statements for further discussion of impairment charges.

Operating Income (Loss). Operating income was $79.1 million in 2006 compared to an operating loss of $388.0 million in 2005. This improvement was primarily due to non-cash charges for the impairment of goodwill and other long-lived assets recorded during 2005, improved profitability and other changes discussed above.

Interest Expense and Other Items, Net. Interest expense and other items, net, of $87.6 million during 2006 decreased $9.4 million, or 9.7% as compared with $97.0 million during 2005. This change mainly relates to increased interest income recorded due to higher cash balances during 2006 as compared to 2005 and realized exchange gains recorded in 2006 as compared to realized exchange losses recorded in 2005 resulting from favorable foreign exchange rates. Additionally, we recorded $2.7 million of interest income during 2006 resulting from the favorable resolution of multi-year income tax audits discussed in Note 8 to the consolidated financial statements. These changes were partially offset by increased interest expense, which was the result of higher average interest rates on our variable rate debt during 2006 as compared to 2005.

Benefit (Provision) for Income Taxes. We recognized a benefit for income taxes of $76.4 million during 2006 mainly related to a benefit from the resolution of multi-year income tax audits. During 2005, we recognized a provision of $63.3 million primarily as a result of a valuation allowance recorded on our deferred tax assets. See Note 8 to the consolidated financial statements for further discussion of income taxes.

Income (Loss) from Continuing Operations. Income from continuing operations was $67.9 million for 2006 as compared to loss from continuing operations of $548.3 million for 2005. This change was the result of non-cash charges to impair goodwill and other long-lived assets, valuation allowances on certain of our deferred tax assets recorded during 2005 as compared to the favorable resolution of income tax audits during 2006, improved profitability and other changes discussed above.

Loss from Discontinued Operations. Loss from discontinued operations was $13.2 million for 2006 as compared to $39.8 million for 2005. This change primarily resulted from non-cash charges to impair goodwill and other long-lived assets and to record valuation allowances against certain of our deferred tax assets recorded during 2005 as compared to the favorable resolution of income tax audits during 2006. See the discussion of income taxes and impairment of goodwill and other long-lived assets in Note 2 to the consolidated financial statements.

Comparison of 2005 to 2004

Revenues. Revenues decreased $211.2 million, or 3.6%, from 2004 to 2005. The following is a summary of revenues by category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Rental revenues	$4,160.3	72.7%	$4,376.1	73.8%	$(215.8)	(4.9)%
Merchandise sales	1,488.8	26.0%	1,465.1	24.7%	23.7	1.6%
Other revenues	72.2	1.3%	91.3	1.5%	(19.1)	(20.9)%

Total revenues	$5,721.3	100.0%	$5,932.5	100.0%	$(211.2)	(3.6)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Rental revenues	(5.5)%	(5.3)%	(6.2)%
Merchandise sales	(2.4)%	(8.2)%	2.6%
Total revenues	(4.8)%	(5.9)%	(2.4)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental Revenues. Rental revenues decreased $215.8 million, or 4.9%, from 2004 to 2005. The following is a summary of rental revenues by product category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie rental revenues:
Base movie rental revenues-in-store	$2,971.4	71.5%	$2,816.3	64.4%	$155.1	5.5%
Base movie rental revenues-online	142.8	3.4%	8.4	0.2%	134.4	1,600.0%
PRP revenues	517.7	12.4%	508.7	11.6%	9.0	1.8%
Movie EVF revenues	79.4	1.9%	547.2	12.5%	(467.8)	(85.5)%

Total movie rental revenues	3,711.3	89.2%	3,880.6	88.7%	(169.3)	(4.4)%

Game rental revenues:
Base game rental revenues	369.1	8.9%	363.7	8.3%	5.4	1.5%
Game PRP revenues	72.8	1.7%	62.0	1.4%	10.8	17.4%
Game EVF revenues	7.1	0.2%	69.8	1.6%	(62.7)	(89.8)%

Total game rental revenues	449.0	10.8%	495.5	11.3%	(46.5)	(9.4)%

Total rental revenues	$4,160.3	100.0%	$4,376.1	100.0%	$(215.8)	(4.9)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie rental revenues	(5.0)%	(4.7)%	(5.8)%
Game rental revenues	(9.7)%	(9.7)%	(9.9)%
Total rental revenues	(5.5)%	(5.3)%	(6.2)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Movie Rental Revenues. Movie rental revenues decreased $169.3 million, or 4.4%, in 2005 as compared with 2004, primarily due to the elimination of extended viewing fees, which accounted for 14.1% of our movie rental revenues in 2004. In addition, beginning late in the second quarter of 2005 and continuing through the end of the year, we experienced challenges caused by negative industry trends currently facing the video rental industry, which we believe include (i) a weak slate of titles released to home video during most of 2005; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. However, we believe that the changes we made in our in-store business, including the elimination of extended viewing fees and the launch of the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online®, helped to offset the impact of the declining industry conditions and drive a $289.5 million, or 10.2%, increase in our base movie rental revenues since 2004. This growth in base movie rental revenues during 2005 primarily occurred domestically, where we implemented all of the programs mentioned above, and can be attributed mostly to an increase in domestic movie rental transactions and increased rental pricing, which includes a significant reduction in promotional credits.

Game Rental Revenues. Game rental revenues decreased $46.5 million, or 9.4%, in 2005 as compared with 2004. This decrease primarily reflects the elimination of extended viewing fees in the United States and Canada, which reduced our game rental revenues by $62.7 million from 2004. The decrease in extended viewing fee revenues was partially offset by a $10.8 million increase in sales of previously played games and a $5.4 million increase in base game rental revenues primarily due to an increase in game rental pricing domestically in 2005.

Merchandise Sales. Merchandise sales increased $23.7 million, or 1.6%, from 2004 to 2005. The following is a summary of merchandise sales by product category:

	Year Ended December 31,
	2005		2004		Increase/(Decrease)
	Consolidated Revenues	Percent of Total	Consolidated Revenues	Percent of Total
					Dollar	Percent
Movie sales	$538.3	36.2%	$600.5	41.0%	$(62.2)	(10.4)%
Game sales	619.8	41.6%	515.8	35.2%	104.0	20.2%
General merchandise sales	330.7	22.2%	348.8	23.8%	(18.1)	(5.2)%

Total merchandise sales	$1,488.8	100.0%	$1,465.1	100.0%	$23.7	1.6%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International(1)
Movie sales	(10.8)%	(17.4)%	1.4%
Game sales	9.3%	19.8%	5.8%
General merchandise sales	(6.4)%	(9.6)%	(3.4)%
Total merchandise sales	(2.4)%	(8.2)%	2.6%

(1)	Changes in international same-store merchandise sales do not include the impact of foreign exchange.

Movie Sales. Movie sales, which include sales of both new and traded DVDs and VHS tapes, decreased $62.2 million, or 10.4%, from 2004 to 2005. This change was primarily the result of an 10.8% decrease in worldwide same-store movie sales which was slightly offset by an increase in the average number of company-operated stores and the impact of favorable foreign exchange rates. The decline in worldwide same-store movie sales was mainly due to reduced sales of new movies during 2005 resulting from our efforts to reduce our merchandise inventory levels of deep catalog titles as well as product availability constraints in the second half of the year. The decline in sales of new movies was partially offset by strong sales of traded movies due to the implementation of trading in an additional 2,100 locations worldwide during 2005. By the end of 2005, we were offering movie trading in approximately 6,000 stores worldwide. While these additional trading locations increased our overall unit sales of movies worldwide, they also reduced the average retail selling price of movies, since traded movies generally have a lower average selling price than new retail product.

Game Sales. Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $104.0 million, or 20.2%, from 2004 to 2005. This change primarily resulted from the addition of company-operated freestanding GAMESTATION stores and a 9.3% increase in worldwide same-store game sales. In addition, by the end of 2005, we were offering games trading in approximately 6,000 stores worldwide as compared with 3,900 stores worldwide at the end of 2004. The addition of these freestanding game stores and store-in-store trading locations contributed to an improvement in the worldwide unit sales of retail games in 2005 as compared to 2004. In addition, we experienced a slight increase in the average selling price of retail games during 2005. While the increase in sales of traded product, which generally have a lower average selling price than new games, reduced the average selling price of retail games, our game sales benefited from the launch of Sony’s PSP model in early 2005 and Xbox 360 in late 2005 and helped drive an increase in the average selling price of new retail games.

General Merchandise Sales. General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, decreased $18.1 million, or 5.2%, from 2004 to 2005, primarily as a result of a 6.4% decline in worldwide same-store general merchandise sales. This decline was partially offset by an increase in the average number of company-owned stores and the impact of favorable foreign exchange rates. The decrease in same-store sales was primarily the result of the discontinuation of sales of various movie-related products domestically during the latter part of 2004.

Cost of Sales. Cost of sales of $2,564.0 million in 2005 increased $185.3 million, or 7.8%, from $2,378.7 million in 2004, primarily as a result of changes in gross margin discussed below.

Gross Profit. Gross profit of $3,157.3 million in 2005 decreased $396.5 million, or 11.2%, from $3,553.8 million in 2004. The decrease in gross profit was caused by a decrease in our gross margin to 55.2% in 2005 from 59.9% in 2004 and a 3.6% decrease in total revenues. The total gross margin for 2005 was negatively impacted by a decline in our rental gross margin, as further discussed below, and a shift in our revenues from higher margin rental revenues to lower margin merchandise sales.

Rental Gross Profit. Rental gross profit of $2,761.2 million in 2005 decreased $377.3 million, or 12.0%, from $3,138.5 million in 2004. The decrease in rental gross profit was primarily due to a decrease in our rental gross margin from 71.7% in 2004 to 66.4% in 2005 and a $215.8 million decrease in rental revenues. The decrease in our rental gross margin was due to the impact of several factors. In mid-2004, we launched two new subscription programs, the BLOCKBUSTER Movie Pass and BLOCKBUSTER Online, which each charge a fixed fee for multiple rentals, and we launched our “no late fees” program at the beginning of 2005. During 2005, we increased our product purchases in order to grow BLOCKBUSTER Online and support the increased product demand resulting from these new in-store rental offerings. However, as a result of changing industry conditions in 2005, including a weak slate of titles released to home video, our total rental revenues decreased more than anticipated relative to our product purchases. In addition, the shipping costs incurred by BLOCKBUSTER Online are included in the cost of rental revenues.

Merchandise Gross Profit. Merchandise gross profit of $323.9 million in 2005 remained relatively flat with merchandise gross profit of $324.0 million in 2004. Merchandise sales increased $23.7 million in 2005 as compared to 2004, however, merchandise gross margin decreased from 22.1% in 2004 to 21.8% in 2005.

Operating Expenses. Total operating expenses, which include compensation expenses, selling and advertising expenses, occupancy costs, other corporate and store expenses, depreciation and intangible amortization and impairment of goodwill and other long-lived assets, totaled $3,545.3 million in 2005, a decrease of $1,250.1 million, or 26.1%, from $4,795.4 million in 2004. Total operating expenses and operating expenses as a percent of total revenues decreased primarily as a result of non-cash impairment charges which totaled approximately $341.9 million in 2005 as compared with approximately $1,502.7 million in 2004 and the following other items:

Selling, General and Administrative Expense. Selling, general and administrative expense, which includes expenses incurred in-store and online and at the regional and corporate levels, of $2,976.8 million in 2005, decreased $68.6 million, or 2.3%, from $3,045.4 million in 2004. Selling, general and administrative expense as a percentage of total revenues increased to 52.0% in 2005 as compared with 51.3% in 2004 as a result of a decrease in total revenues in 2005. The change in selling, general and administrative expense in 2005 resulted from the following items:

•

Other general and administrative expenses decreased $92.3 million, or 16.9%, due primarily to reduced expenses related to decreased extended viewing fees and other in-store strategic initiatives implemented in 2005, increased focus on operating expense management and reduced legal settlements. These decreases were partially offset by approximately $12.6 million of costs incurred related to our efforts to acquire Hollywood Entertainment Corporation, additional general and administrative expenses incurred in support of the growth of BLOCKBUSTER Online during 2005 and approximately $6.9 million of additional bad debt expense from our franchisees, including approximately $4.5 million related to a note receivable.

•

Occupancy costs increased $31.6 million, or 3.6%, primarily as a result of the increase in our average store base and the addition of 30 distribution centers to support the growth of BLOCKBUSTER Online since mid-2004, increased foreign exchange rates and the impact of general inflation on lease renewals and utilities.

•

Compensation expense in 2005 remained consistent with 2004 resulting from the cost-saving measures implemented during the year, offset by additional compensation expenses incurred during 2005. We experienced a decrease in compensation expense related to lower bonus accruals attributed to lower operating results for 2005 and labor savings resulting from our cost-saving initiatives in 2005, including the reduction-in-force discussed above. However, during 2005 we also incurred additional compensation expenses from 2004 for additional personnel needed to support the growth of BLOCKBUSTER Online during 2005, incremental share-based compensation expense, additional store labor in support of our growth in freestanding games stores, severance costs as a result of a reduction-in-force during 2005 and increased foreign exchange rates.

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

Depreciation and Intangible Amortization. Depreciation and intangible amortization of $226.6 million in 2005 decreased $20.7 million, or 8.4%, as compared with $247.3 million in 2004. The decrease was primarily the result of an increase in fully depreciated property and equipment and lower capital expenditures, which was partially offset by increased foreign exchange rates.

Impairment of Goodwill and Other Long-Lived Assets. As described above and in Note 2 to the consolidated financial statements, we recorded non-cash impairment charges totaling approximately $332.0 million in 2005 to impair goodwill in our international reporting unit and approximately $1.5 billion in 2004 to impair goodwill in both our domestic and international reporting units in accordance with SFAS 142. We also recognized non-cash impairment charges of $24.8 million in 2005, of which $9.9 million is reflected as “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations, to impair other long-lived assets in accordance with SFAS 144.

Operating Loss. Operating loss of $388.0 million in 2005 represents a decrease in operating loss of $853.6 million, or 68.8%, from an operating loss of $1,241.6 million in 2004. This decrease was due to the non-cash charges to impair goodwill and other long-lived assets and other changes discussed above.

Interest Expense and Other Items, Net. Interest expense and other items, net, of $97.0 million in 2005 increased $64.1 million, or 194.8%, as compared with $32.9 million in 2004. This change mainly relates to the net borrowing of $950.0 million during the third quarter of 2004, in conjunction with the funding of the special distribution of $5.00 per share paid to stockholders as a result of the divestiture from Viacom, additional borrowings under our credit agreement during 2005 and rising interest rates on our variable rate debt.

Benefit (Provision) for Income Taxes. We recognized a provision for income taxes of $63.3 million in 2005 primarily as a result of a valuation allowance recorded on our deferred tax assets. In 2004, we recognized a benefit for income taxes of $20.8 million mainly related to a benefit recorded as a result of specific federal income tax audit issues resolved during the first quarter of 2004. See Note 8 to the consolidated financial statements for further discussion of income taxes.

Income (Loss) from Continuing Operations. Loss from continuing operations was $548.3 million for 2005 as compared to $1,253.7 million for 2004. The decrease in loss from continuing operations was attributable to the non-cash charges to impair goodwill and other long-lived assets and other changes discussed above.

Income (Loss) from Discontinued Operations. Loss from discontinued operations was $39.8 million for 2005 as compared to income from discontinued operations of $4.9 million for 2004. This change primarily resulted from non-cash charges to impair goodwill and other long-lived assets during 2005 as compared to a tax benefit recorded as a result of specific federal income tax audit issues resolved during 2004.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under our normal operations as well as commitments and payments of principal and interest on our borrowings and dividends on our 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed in Note 7 to the consolidated financial statements, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our creditors to impose unfavorable terms. See further discussion of these risks under “Item 1A. Risk Factors.” Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 9 of the consolidated financial statements for further discussion of these items.

During 2006, as a result of our improvement in profitability, we paid down approximately $155 million in debt, including the pay down of the entire outstanding balance under our revolving credit facility which totaled $135 million at December 31, 2005. We believe the changes we have implemented in our business have provided us with improved financial flexibility, a healthier balance sheet and improved cash flow.

Contractual Obligations

As described more fully in Notes 7 and 9 to the consolidated financial statements, at December 31, 2006, our contractual obligations, were as follows:

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$572.0	$859.2	$433.8	$494.3	$2,359.3
Capital lease obligations(1)	15.9	25.4	16.6	20.0	77.9
Purchase obligations(2)	216.7	23.7	8.0	20.6	269.0
Revenue-sharing obligations(3)	121.4	—	—	—	121.4
Long-term debt	73.4	126.9	424.1	300.0	924.4
Interest expense on long-term debt(4)	77.7	142.2	94.9	18.0	332.8
Preferred stock dividends(5)	11.3	22.5	22.5	—	56.3

	1,088.4	1,199.9	999.9	852.9	4,141.1

(1)	Includes both principal and interest.

(2)	Purchase obligations include agreements to purchase goods or services as of December 31, 2006 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-sharing obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 5 to the consolidated financial statements.
(3)	As of December 31, 2006, we were a party to revenue-sharing arrangements with various studios that expire between January 2007 and January 2011. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during 2006. For information on revenue-sharing accruals as of December 31, 2006 and 2005, see Note 5 to the consolidated financial statements.
(4)	As of December 31, 2006, $624.4 million of our long-term debt outstanding under our senior secured credit facility was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted-average interest rate of 8.9% based on the LIBOR rate in effect at December 31, 2006.
(5)	Our shares of preferred stock do not mature; therefore, amounts are provided for the next five years only.

Capital Structure

On August 20, 2004, we entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”), consisting of (i) a five-year $500.0 million revolving credit facility, of which $150.0 million is reserved for issuance of the Viacom Letters of Credit, described in Note 6 to the consolidated financial statements; (ii) a five-year $100.0 million term loan A facility; and (iii) a seven-year $550.0 million term loan B facility, and we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These borrowings are described in Note 7 to the consolidated financial statements. The proceeds from the credit facilities and the senior subordinated notes were used (i) to fund the payment of the special distribution in August 2004; (ii) to finance transaction costs and expenses in connection with our divestiture from Viacom and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes.

During the second and third quarters of 2005, we and the syndicate of lenders for the Credit Facilities amended the credit agreement in certain respects. As part of the amendments, our obligations with respect to maintaining a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio were amended. Additionally, during the fourth quarter of 2005, we entered into a third amendment to the credit agreement with our lenders. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the prior amendments ceased to be in effect and certain changes were made to the credit agreement, including (i) modification of the applicable margins to reflect adjustments to such applicable margins based on our gross leverage ratio from time to time; (ii) execution of account control agreements covering substantially all of our deposit accounts and securities accounts to perfect the security interest of the syndicate lenders in substantially all of our available cash (including cash held in our domestic concentration accounts as defined in the third amendment); (iii) compliance with a minimum consolidated EBITDA covenant through December 31, 2007, compliance with a maximum capital expenditure covenant for the remaining term of the credit agreement, and compliance with maximum leverage ratio and minimum fixed charge coverage ratio covenants for the remaining term of the credit agreement after December 31, 2007; and (iv) other changes described in Note 7 to the consolidated financial statements. In connection with these amendments, our applicable margin for borrowings under our credit facilities increased and commitment fees on the unused portion of the revolving credit facility increased from 0.375% per annum to 0.500% per annum. The increase in the annual commitment fee rate is subject to reduction based on the applicable credit rating, from time to time, of our senior secured long-term indebtedness. We also paid a standard amendment fees to the administrative agent and the syndicate of lenders as a result of these amendments.

The Credit Facilities currently require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of the credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, the Credit Facilities and Senior Subordinated Notes contain certain restrictive covenants, which, among other things, limit, during the terms of the facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. Without the benefit of the lenders’ waiver of the leverage ratio and fixed charge coverage ratio covenants for the fourth quarter of 2005, we would have been in default of such covenants. We were in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of December 31, 2006 and expect to be in compliance with our covenants over the next twelve months.

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

During 2006, as a result of our improvement in profitability, we paid down approximately $155 million in debt, including the pay down of the entire outstanding balance under our revolving credit facility which totaled $135 million at December 31, 2005. As of December 31, 2006, our available borrowing capacity under our Credit Facilities, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $55.4 million reserved to support other letters of credit, totaled $294.6 million.

Beginning with the year ending December 31, 2005, we are required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. We did not generate excess cash flow for the year ended December 31, 2005. For the year ended December 31, 2006, we generated excess cash flow, as defined, and expect to make a prepayment of approximately $46 million on the term loan portions of our credit facilities during the first quarter of 2007. Additionally, we are required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the credit agreement. As a result of certain sales in the fourth quarter of 2006 and the first quarter of 2007, we expect to make a prepayment of approximately $9 million during the first quarter of 2007 related to these sales. These prepayments have been classified as “Current portion of long-term debt” on our Consolidated Balance Sheet as of December 31, 2006.

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	At December 31,
	2006	2005
Credit Facilities:
Term A loan, interest rate ranging from 8.6% to 8.7% at December 31, 2006	$20.8	$15.0
Term B loan, interest rate ranging from 8.9% to 9.1% at December 31, 2006	52.6	5.5
Current maturities of all other obligations	—	—

Total current portion of long-term debt	73.4	20.5
Current portion of capital lease obligations	11.3	15.9

	$84.7	$36.4

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	At December 31,
	2006	2005
Credit Facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.6% to 8.7% at December 31, 2006	60.5	81.3
Term B loan, interest rate ranging from 8.9% to 9.1% at December 31, 2006	490.5	543.1
Senior Subordinated Notes, interest rate of 9% at December 31, 2006	300.0	300.0

Total long-term debt, less current portion	851.0	1,059.4
Capital lease obligations, less current portion	48.5	62.2

	$899.5	$1,121.6

Consolidated Cash Flows

Operating Activities. Net cash flow for operating activities increased $399.9 million to $329.4 million of cash provided by operating activities in 2006 from $70.5 million of cash used for operating activities in 2005. The increase in operating cash flows resulted primarily from a $213.9 million increase in net income as adjusted for non-cash items, such as depreciation and intangible amortization, impairment of goodwill and other long-lived assets, share-based compensation, deferred taxes, gain on sales of assets and other items. Additionally, changes in working capital provided cash of $10.6 million, including a reduction of accrued liabilities of approximately $94 million resulting from the resolution of income tax audits, during 2006 as compared to cash used of $160.7 million during 2005. The decrease in cash used for working capital mainly relates to a significant reduction in accounts payable during 2005.

During 2006, we purchased a greater percentage of our rental product under revenue-sharing arrangements. Revenue-sharing arrangements are not reflected as rental library purchases on the statement of cash flows and allow for cash outlays over the life of the product as opposed to cash outlays at the time of purchase, as required by traditional product purchases. As a result, our rental library purchases, net of rental library amortization, caused an increase in our cash flows from operating activities of $14.7 million during 2006 as compared to 2005.

Investing Activities. Net cash flow used for investing activities decreased $73.2 million to $41.0 million in 2006 from $114.2 million in 2005. This decrease was primarily due to a reduction of approximately $61 million in cash used for capital expenditures and an increase in proceeds from the sale of store operations and property and equipment of approximately $7.9 million during 2006.

Financing Activities. Net cash flow for financing activities decreased $321.5 million to $183.2 million of cash used for financing activities in 2006 from $138.3 million of cash provided by financing activities in 2005.

This change was primarily due to approximately $155 million in repayments of long-term debt under our credit facilities, including the pay down of our revolving credit facility, during 2006 as compared with approximately $30 million in net proceeds of long-term debt under our credit facilities and $144.0 million in proceeds from the issuance of the Series A convertible preferred stock during 2005.

Other Financial Measurements: Working Capital

At December 31, 2006, we had cash and cash equivalents of $394.9 million. Working capital was $170.3 million at December 31, 2006 as compared with $105.9 million at December 31, 2005. The increase in working capital was driven primarily by a reduction in accrued liabilities of approximately $94 million associated with the resolution of multi-year income tax audits discussed in Note 8 to the consolidated financial statements.

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

In connection with our divestiture from Viacom, we entered into an amended and restated initial public offering and split-off agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit, at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before our August 1999 initial public offering. In conjunction with this agreement, we recognized a $7.0 million capital contribution for the year ended December 31, 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with our Credit Facilities, which are discussed in Note 7 to the consolidated financial statements.

As of December 31, 2006 and 2005, no amounts were receivable from or payable to Viacom in conjunction with these and other related divestiture agreements.

General Economic Trends, Quarterly Results of Operations and Seasonality

We anticipate that our business will be affected by general economic and other consumer trends. Our business is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Item 1A. Risk Factors.” The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while our online and in-store rental subscription offerings have helped us mitigate, to some extent, the impact of seasonality and weather conditions on our business by providing a more steady revenue stream across all months, seasonality and weather are expected to continue to impact our business and our period-to-period financial results in the future.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of December 31, 2006 and 2005, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $624.4 million as of December 31, 2006, and the weighted-average interest rate for these borrowings was 8.9%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $6.2 million impact on our interest expense annually. In addition, a change in our gross leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $43.5 million and $3.2 million, respectively, for 2006 if foreign exchange rates in 2006 were consistent with 2005.

Our operations outside the United States, mainly in Europe and Canada, constituted approximately 35%, 33% and 30% of our total revenues in 2006, 2005 and 2004, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

We have completed integrated audits of Blockbuster Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2007

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Base rental revenues	$3,338.0	$3,483.3	$3,188.4
Previously rented product (“PRP”) revenues	616.0	590.5	570.7
Extended viewing fee (“EVF”) revenues	76.1	86.5	617.0

Total rental revenues	4,030.1	4,160.3	4,376.1
Merchandise sales	1,432.2	1,488.8	1,465.1
Other revenues	61.2	72.2	91.3

	5,523.5	5,721.3	5,932.5

Cost of sales:
Cost of rental revenues	1,400.4	1,399.1	1,237.6
Cost of merchandise sold	1,075.3	1,164.9	1,141.1

	2,475.7	2,564.0	2,378.7

Gross profit	3,047.8	3,157.3	3,553.8

Operating expenses:
General and administrative	2,600.7	2,724.1	2,791.5
Advertising	154.3	252.7	253.9
Depreciation and intangible amortization	208.6	226.6	247.3
Impairment of goodwill and other long-lived assets	5.1	341.9	1,502.7

	2,968.7	3,545.3	4,795.4

Operating income (loss)	79.1	(388.0)	(1,241.6)
Interest expense	(101.6)	(98.7)	(38.1)
Interest income	9.9	4.1	3.6
Other items, net	4.1	(2.4)	1.6

Loss from continuing operations before income taxes	(8.5)	(485.0)	(1,274.5)
Benefit (provision) for income taxes	76.4	(63.3)	20.8

Income (loss) from continuing operations	67.9	(548.3)	(1,253.7)
Income (loss) from discontinued operations, net of tax	(13.2)	(39.8)	4.9

Net income (loss)	54.7	(588.1)	(1,248.8)
Preferred stock dividends	(11.3)	—	—

Net income (loss) applicable to common stockholders	$43.4	$(588.1)	$(1,248.8)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$0.30	$(2.98)	$(6.92)
Discontinued operations	(0.07)	(0.22)	0.03

Net income (loss)	$0.23	$(3.20)	$(6.89)

Weighted average shares outstanding:
Basic	187.1	183.9	181.2

Diluted	189.0	183.9	181.2

Cash dividends per common share	$—	$0.04	$0.08

Special distribution per common share	$—	$—	$5.00

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$394.9	$276.2
Receivables, less allowances of $6.5 and $6.4 for 2006 and 2005, respectively	133.8	127.8
Merchandise inventories	343.9	310.3
Rental library, net	457.1	475.5
Deferred income taxes	14.1	15.6
Prepaid and other current assets	221.8	218.4

Total current assets	1,565.6	1,423.8
Property and equipment, net	580.1	723.5
Deferred income taxes	129.3	159.6
Intangibles, net	27.5	26.9
Goodwill	807.7	809.2
Other assets	27.0	36.6

	$3,137.2	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$517.7	$368.1
Accrued expenses	670.9	765.3
Current portion of long-term debt	73.4	20.5
Current portion of capital lease obligations	11.3	15.9
Deferred income taxes	122.0	148.1

Total current liabilities	1,395.3	1,317.9

Long-term debt, less current portion	851.0	1,059.4
Capital lease obligations, less current portion	48.5	62.2
Other liabilities	100.0	108.5

	2,394.8	2,548.0

Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share: 100.0 shares authorized; 0.15 shares issued and outstanding for 2006 and 2005 with liquidation preference of $1,000 per share.	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 117.3 and 114.6 shares issued and outstanding for 2006 and 2005, respectively	1.2	1.1
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2006 and 2005	0.7	0.7
Additional paid-in capital	5,371.3	5,360.9
Accumulated deficit	(4,763.3)	(4,836.4)
Accumulated other comprehensive loss	(17.5)	(44.7)

Total stockholders’ equity	742.4	631.6

	$3,137.2	$3,179.6

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In millions)

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Series A convertible preferred stock:
Balance, beginning of year	0.15	$150.0	—	—	—	—
Issuance of Series A convertible preferred stock	—	—	0.15	$150.0	—	—

Balance, end of year	0.15	$150.0	0.15	$150.0	—	—

Class A common stock:
Balance, beginning of year	114.6	$1.1	111.7	$1.1	36.9	$0.4
Issuance of Class A common stock, exercise of stock options and vesting of restricted shares	2.7	0.1	2.9	—	2.8	—
Conversion from Class B common stock	—	—	—	—	72.0	0.7

Balance, end of year	117.3	$1.2	114.6	$1.1	111.7	$1.1

Class B common stock:
Balance, beginning of year	72.0	$0.7	72.0	$0.7	144.0	$1.4
Conversion to Class A common stock	—	—	—	—	(72.0)	(0.7)

Balance, end of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Additional paid-in capital:
Balance, beginning of year		$5,360.9		$5,336.7		$6,227.3
Issuance of Class A common stock		0.3		0.3		0.1
Preferred stock issuance costs		—		(6.0)		—
Exercise/vesting and expense of share-based compensation, net of tax benefit		21.4		37.7		20.7
Acceleration of Viacom stock options		—		—		1.7
Viacom capital contribution		—		—		7.0
Cash dividends on preferred stock		(11.3)		—		—
Cash dividends on common stock		—		(7.8)		(14.5)
Special distribution		—		—		(905.6)

Balance, end of year		$5,371.3		$5,360.9		$5,336.7

Accumulated other comprehensive loss:
Balance, beginning of year		$(44.7)		$(27.3)		$(41.2)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		27.2		(17.4)		13.9

Balance, end of year		$(17.5)		$(44.7)		$(27.3)

Accumulated deficit:
Balance, beginning of year		$(4,836.4)		$(4,248.3)		$(2,999.5)
SAB 108 adjustment (Note 1)		18.4		—		—
Net income (loss)		54.7		(588.1)		(1,248.8)

Balance, end of year		$(4,763.3)		$(4,836.4)		$(4,248.3)

Total stockholders’ equity		$742.4		$631.6		$1,062.9

Comprehensive loss:
Net income (loss)		$54.7		$(588.1)		$(1,248.8)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		27.2		(17.4)		13.9

Total comprehensive income (loss)		$81.9		$(605.5)		$(1,234.9)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$54.7	$(588.1)	$(1,248.8)
Adjustments to reconcile net loss to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	210.6	230.9	249.7
Impairment of goodwill and other long-lived assets	5.1	356.8	1,504.4
Rental library purchases	(656.4)	(855.4)	(798.4)
Rental library amortization	687.5	871.8	748.0
Non-cash share-based compensation expense	25.5	38.9	17.0
Excess tax benefit from share-based compensation	—	—	(5.1)
Deferred income taxes, gain on sales of assets and other	(8.2)	35.3	(94.3)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(7.0)	34.9	8.6
Decrease in receivable from Viacom	—	2.5	0.8
(Increase) decrease in merchandise inventories	(24.0)	190.9	(84.2)
Increase in prepaid and other assets	0.1	(25.8)	(97.5)
Increase (decrease) in accounts payable	134.4	(341.3)	125.4
Increase (decrease) in accrued expenses and other liabilities	(92.9)	(21.9)	91.4

Net cash flow provided by (used for) operating activities	329.4	(70.5)	417.0

Cash flows from investing activities:
Capital expenditures	(78.5)	(139.4)	(289.1)
Cash used for acquisitions, net	(1.6)	(2.5)	(25.5)
Proceeds from sales of property and equipment	22.7	0.5	0.5
Proceeds from sales of store operations	12.4	26.7	0.1
Proceeds from insurance recoveries	4.0	—	—
Other investing activities	—	0.5	0.1

Net cash flow used for investing activities	(41.0)	(114.2)	(313.9)

Cash flows from financing activities:
Proceeds from credit agreements	—	255.0	820.0
Proceeds from senior subordinated notes	—	—	300.0
Repayments on credit agreements	(155.5)	(225.1)	(170.0)
Net repayments on other notes and lines of credit	—	(0.7)	(23.8)
Net proceeds from the issuance of preferred stock	—	144.0	—
Net proceeds from the exercise of stock options	—	0.8	2.8
Cash dividends	(11.3)	(7.8)	(920.1)
Payment of debt financing costs	—	(8.1)	(18.7)
Capital lease payments	(16.4)	(19.8)	(21.0)
Capital contributions received from Viacom	—	—	6.9
Excess tax benefit from share-based compensation	—	—	5.1

Net cash flow provided by (used for) financing activities	(183.2)	138.3	(18.8)

Effect of exchange rate changes on cash	13.5	(7.7)	12.6

Net increase (decrease) in cash and cash equivalents	118.7	(54.1)	96.9
Cash and cash equivalents at beginning of year	276.2	330.3	233.4

Cash and cash equivalents at end of year	$394.9	$276.2	$330.3

Supplemental cash flow information:
Cash payments for interest	$99.5	$89.5	$23.2
Cash payments (refunds) for income taxes, net	(2.2)	11.2	44.4
Non-cash financing and investing activities:
Retail stores acquired under capital leases	—	3.7	20.4

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

Fiscal Year

On October 12, 2006, Blockbuster’s Board of Directors approved a change in Blockbuster’s fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in Blockbuster’s fiscal year will take effect on January 1, 2007 and, therefore, there will be no transition period in connection with this change of fiscal year-end.

Split-Off from Viacom

In October 2004, Viacom Inc. (“Viacom”) completed the divestiture of its ownership interest in Blockbuster. To accomplish the divestiture, on September 8, 2004, Viacom launched an offer to its stockholders to exchange, on a tax-free basis, some or all of their shares of Viacom stock for shares of Blockbuster stock held by Viacom (the “Viacom Exchange Offer”). Under the terms of the Viacom Exchange Offer, each holder of Viacom Class A common stock and Viacom Class B common stock was offered 5.15 shares of Blockbuster common stock, consisting of 2.575 shares of Blockbuster Class A common stock and 2.575 shares of Blockbuster

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Class B common stock, in exchange for each share of Viacom Class A or Class B common stock tendered. The Viacom Exchange Offer was oversubscribed, and therefore, in accordance with the terms of the Viacom Exchange Offer relating to proration, Viacom accepted 9.55% of the tendered shares, or 27,961,165 shares of Viacom common stock, in exchange for 72 million shares each of Blockbuster’s Class A and Class B common stock. In accordance with the terms of (i) the Amended and Restated Initial Public Offering and Split-Off Agreement among the Company, Viacom and Viacom International Inc. (the “Split-Off Agreement”) and (ii) the Company’s Amended and Restated Certificate of Incorporation, as in effect at the time. Prior to the completion of the Viacom Exchange Offer, in October 2004, Viacom converted 72 million of the 144 million shares of Blockbuster Class B common stock held by it into 72 million shares of Blockbuster Class A common stock. Also in accordance with the Split-Off Agreement, subsequent to Viacom’s announcement of the final proration factor to be used in determining the number of Viacom shares that would be accepted for each share of Blockbuster common stock, Blockbuster filed a Second Amended and Restated Certificate of Incorporation (the “Second Restated Certificate”). In accordance with the terms of the Second Restated Certificate, the Blockbuster Board of Directors reduced the number of votes per share that each holder of Class B common stock is entitled to cast from five votes per share to two votes per share. The Company’s shares of Class B common stock now trade on the New York Stock Exchange, under the symbol BBI.B. All Viacom officers and/or directors who had previously served on the Blockbuster Board of Directors resigned effective October 16, 2004.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term (original maturity of three months or less) highly liquid investments. The Company utilizes a cash management system under which a book cash overdraft may exist for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to current liabilities on the Consolidated Balance Sheets. The Company transfers cash on an as-needed basis to fund clearing checks.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. The Company includes in the cost of its merchandise inventory an allocation of costs incurred in its distribution center to prepare products for its stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. The Company accrues for inventory shrinkage based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken.

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

Rental Library

Rental library product consists of movie and game product available for rental by customers and previously rented movies and games that are available for sale. The Company includes in the cost of rental inventory an allocation of costs incurred in its distribution center to prepare products for its stores. Because of the relatively short useful lives of this product and because this product is available for sale to customers at any time, the Company views these assets to be current assets. The Company classifies the purchases of rental library product as an operating cash outflow.

The Company amortizes its rental library in a manner that most closely allows for the matching of product costs with the related revenues generated by the utilization of the rental library product. These policies require that the Company make significant estimates based upon its experience as to the ultimate revenue and the timing of the revenue to be generated by the rental library product. The Company utilizes the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for its rental library product, the Company considers the sales prices and volume of its previously rented product and other used product. The Company also reviews the carrying value of its rental library to ensure that estimated future cash flows exceed the carrying value. The Company records adjustments to the estimated residual value of previously rented product primarily for estimated obsolete or excess product based upon changes in its original assumptions about future demand and market conditions.

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

As part of the normal course of business, the Company continually assesses the reasonableness of the accounting estimates surrounding its rental library. For example, changes in the Company’s business, including (i) the launch of online rental subscription programs in the United States and the United Kingdom, (ii) the launch of in-store subscription programs in the United States and (iii) the elimination of extended viewing fees in the United States and Canada, caused the Company to re-evaluate its accounting estimates surrounding its rental library in the first quarter of 2005. Each of these initiatives changed the delivery method, pricing and cost structure of the rental programs that the Company offers to its customers as well as the customers’ rental habits. These new programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per library product. Accordingly, beginning January 1, 2005, the Company has changed its accounting estimates surrounding its rental library to reflect these changes, as discussed below.

In mid-2004, the Company launched BLOCKBUSTER Online® in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its online base stock (or “catalog”) inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimates related to the useful lives and residual values of the Company’s online rental library reduced its cost of rental revenues and net loss for the year ended December 31, 2005 by approximately $3.2 million, or $0.02 per share.

The combination of the launch of the Company’s in-store movie subscription program, the BLOCKBUSTER Movie Pass®, in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimate related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues and net loss for the year ended December 31, 2005 by approximately $4.4 million, or $0.02 per share.

No changes were made to the amortization period and residual values for in-store new release DVD, video games, and new release and catalog VHS tapes. Adjustments to the value of previously rented product are recorded primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.

The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. Certain of the up-front costs are amortized on

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 15 years

The balances of major classes of assets and accumulated depreciation are as follows:

	At December 31,
	2006	2005
Land, building and building improvements	$17.6	$23.4
Leasehold improvements	1,165.0	1,180.9
Furniture and fixtures	496.7	492.9
Computer equipment	465.3	455.8
Equipment and other	375.7	385.7
Buildings under capital leases	174.7	184.6

Total	2,695.0	2,723.3
Accumulated depreciation	(2,114.9)	(1,999.8)

Property and equipment, net	$580.1	$723.5

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the estimated useful life of the assets are capitalized. Depreciation expense related to capital leases was $13.3 million, $17.6 million and $20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. During 2006, the Company completed several asset sales, including land and buildings associated with company-owned properties and the corporate airplane. The net proceeds from these sales were $22.7 million. As a result, the Company recorded a gain on sale of $6.8 million, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006. The Company did not recognize any material gains or losses from such sales in 2005 or 2004. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the Company’s website and processes supporting the business. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized approximately $36.2 million, $33.1 million and $17.7 million of expense related to the amortization of capitalized software costs for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized software costs at December 31, 2006 and 2005 totaled $25.1 million and $57.2 million, net of accumulated amortization of $173.9 million and $138.4 million, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the Company records obligations associated with retirements of tangible long-lived assets and the associated estimated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs. As a result, the Company recorded a discounted liability of $10.3 million and $9.1 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, included in other long-term liabilities as of December 31, 2006 and 2005, respectively. Capitalized retirement costs of $5.9 million and $2.7 million are included in leasehold improvements as part of property and equipment in the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. Impairment review of long-lived assets associated with the Company’s stores is performed on a market-by-market basis both domestically and internationally.

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

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the month that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent or tenant allowances. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the year ended December 31, 2006, the Company incurred $15.7 million in operating expenses related to store closures. This includes $11.3 million in charges to establish reserves for or to pay lease termination costs associated with the closure of company-owned store locations during 2006. Additionally, the Company incurred $7.9 million in operating expenses relating to store closures of discontinued operations, including $5.9 million in charges to establish reserves for or to pay lease termination costs, which are classified as discontinued operations and reflected in “Income (loss) from discontinued operations” in the Consolidated Statements of Operations during 2006. See Note 11 below for a discussion of discontinued operations. As of December 31, 2006, the remaining liability to be paid in the future related to these reserves was $4.5 million after the payment of $12.7 million in rent and lease termination costs during 2006. The remaining operating expenses incurred during 2006 reflect accelerated depreciation of store assets during the period. There have been no significant adjustments to previously accrued store closure costs during 2006 or 2005.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest except for the Company’s Senior Subordinated Notes. The estimated fair value of the Senior Subordinated Notes at December 31, 2006 and 2005, based on quoted market prices, is approximately $297 million and $264 million, respectively, compared with the carrying amount of $300 million. During 2006 and 2005, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2006 or 2005, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in 2006, 2005 and 2004. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games and restocking fees.

Beginning on January 1, 2005, Blockbuster implemented the “no late fees” program, which means Blockbuster no longer charges extended viewing fees as defined below, commonly referred to as “late fees,” on any movie or game rental at substantially all of its company-operated BLOCKBUSTER® stores in the United States. Blockbuster’s Canadian operations also adopted a similar program at all of its stores, effective January 29, 2005. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. Prior to September 2006, the purchase price was reduced by the amount of the rental fee paid. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee, which is $1.25 at Blockbuster’s company-operated stores in the United States.

Blockbuster’s franchisees have control over all operating and pricing decisions at their respective locations, including whether or not to eliminate extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees, which has resulted in significant variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores. In the United States, approximately 550 franchise stores implemented the “no late fees” program on January 1, 2005 and approximately 130 franchise stores were participating in the “no late fees” program as of February 1, 2007.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The “no late fees” program does not apply at the Company’s international locations excluding stores in Canada. Additionally, during 2006, the Company acquired and began operating approximately 40 stores that were not participating in the “no late fees” program. The Company is currently transitioning these stores to its “no late fees” program. In locations that continue to charge late fees, the Company’s membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”). Customers pay for the initial rental at the time the product is rented and, pursuant to the terms of the membership agreement, agree to pay for any continuation of the rental beyond the initial rental period. Currently, when a customer keeps rental product beyond the initial rental period, the customer’s rental is generally successively continued at a daily rate, until such point as the product is returned or purchased under the terms of the membership agreement.

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

In order to provide customers with new and innovative rental programs, the Company launched the BLOCKBUSTER Movie Pass, a store-based subscription movie rental offering, nationally during May 2004. The Company also offers the BLOCKBUSTER Game Pass® in its domestic stores. In addition, in order to more actively compete in the growing market for online rental subscription services, the Company launched an online subscription service in the United States, in August 2004. The Company’s U.K. operations also launched an online subscription service in May 2004. These rental passes allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass), for one price and items can be returned at any time during the term of the pass. As contemplated by the terms and conditions of the passes, extended viewing fees do not accrue on pass rentals during the pass term. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental continues, beginning at noon on the day immediately following the last day of the pass term, for the same number of days and at the same price had the item been rented on that day under our standard rental terms and not under the pass. The rental is successfully continued under such terms until such time as the item is returned or is purchased under the terms of the Company’s standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, online subscribers receive free in-store rental coupons, which may be used toward movie or game rentals. These coupons are subject to the applicable in-store rental terms.

Blockbuster recognizes rental revenues for the sale of the BLOCKBUSTER Movie Pass, the BLOCKBUSTER Game Pass and the online subscription service over the term of the related pass or service. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of DVDs to and from online customers. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, rental revenues include the full online subscription fee billed to customers and cost of rental revenues includes expenses incurred by the Company for the shipping and handling of DVDs to and from online customers.

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

The Company records revenues net of applicable sales taxes collected from customers.

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

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of December 31, 2006 and 2005, $9.5 million and $5.0 million of prepaid advertising was included in “Prepaid and other current assets” on the Company’s Consolidated Balance Sheets, respectively.

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

Customer acquisition costs are expensed when incurred. These costs consist of the cost of commissions paid to authorized third parties for the acquisition of online subscribers through their respective distribution channels.

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

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. The Company’s decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were Hollywood’s public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. During 2005 and 2004, the Company spent approximately $12.6 million and $2.9 million, respectively, in conjunction with its efforts to purchase Hollywood, which have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Severance Charges

For the years ended December 31, 2006 and 2005, the Company incurred severance costs of approximately $18.2 million and $11.2 million, respectively, as a result of involuntary employee terminations initiated as part of the Company’s focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2006 and 2005, the remaining liability to be paid in the future related to these termination benefits was $6.2 million and $3.7 million, respectively. There have been no significant adjustments to previously accrued severance costs during 2006 or 2005.

Hurricane Katrina

In August 2005, Hurricane Katrina had a major impact on certain portions of the United States Gulf Coast region and resulted in the temporary closure of 128 Blockbuster stores. Due to the extent of the damage caused

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

by Hurricane Katrina, the Company permanently closed 12 of these stores. Blockbuster maintains insurance coverage for this type of loss, which provides for reimbursement from losses resulting from property damage, loss of product, as well as business interruption coverage. During the third quarter of 2005, the Company recognized expense for its insurance deductible of $1.0 million, which has been included in “General and administrative” in the Company’s Consolidated Statements of Operations. As of December 31, 2005, the Company wrote off the net book value of damaged inventory, property, plant and equipment and store supplies and recorded an insurance receivable for those assets as well as for repair and maintenance expenses incurred in the stores impacted by Hurricane Katrina. During the fourth quarter of 2006, the Company finalized a partial claim totaling $8.0 million with the insurance company and recorded a gain of $4.5 million, net of the insurance deductible and receivable balance, resulting from insurance recoveries as of December 31, 2006. This gain is reflected as a reduction of $3.2 million in “General and administrative” expenses, $1.0 million in “Cost of rental revenues” and $0.3 million in “Cost of merchandise sold” in the Company’s Consolidated Statements of Operations. The Company recorded an insurance receivable of $4.0 million as of December 31, 2006 related to a portion of the partial claim not collected, which has been included in “Receivables” on the Company’s Consolidated Balance Sheet. The Company has recorded no amounts relating to the remaining portion of the insurance claim which was not finalized as of December 31, 2006.

Transactions with Franchisees

During 1999, the Company sold approximately 42 stores to a Blockbuster franchisee and financed a note with the franchisee of $18.8 million. During the fourth quarter of 2005, the franchisee ceased making payments on the note and, as a result, the Company placed the note in default and began negotiations to resolve this matter. In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, the Company determined that this loan was impaired during the fourth quarter of 2005 and recorded bad debt expense of approximately $4.5 million based upon the estimated fair value of the Company’s collateral. This amount has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. Upon impairment of the loan in the fourth quarter of 2005, the Company ceased recognizing interest income on the note. As of December 31, 2005, the note balance, net of the related reserve, of approximately $7.2 million remained outstanding and is included in “Prepaid and other current assets” on the Company’s Consolidated Balance Sheets. During the second quarter of 2006, the Company acquired 40 of these franchisee stores and recorded a loss of approximately $2.3 million based on the difference between the outstanding note balance at that time and the fair value of net assets acquired. This amount has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

During the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. During the third quarter of 2006, the franchisee defaulted on the note, which had an outstanding balance of $5.4 million and, during the fourth quarter of 2006, the Company was required to perform under its guarantee. The Company’s guarantee is collateralized by selected store assets and a personal guarantee of the franchisee. The Company has filed a lawsuit against the franchisee to recover payment or assets to satisfy this liability as further discussed in Note 9 below. As a result, the Company has recorded a $4.0 million charge to record this liability during the third quarter of 2006, net of the estimated fair value of the collateralized assets, which is included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

As of December 31, 2006, there are no other material outstanding obligations that the Company has guaranteed for its franchisees.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of Blockbuster’s Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase approximately 6.7 million, 7.3 million and 8.2 million shares of Class A common stock were outstanding as of December 31, 2006, 2005 and 2004, respectively. Additionally, 3.5 million, 5.9 million and 7.3 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of December 31, 2006, 2005 and 2004, respectively. There were also performance-based awards of 2.3 million restricted shares and restricted share units settleable in shares of Class A common stock included in the computation of the weighted-average shares for diluted EPS because the performance criteria were met as of December 31, 2006. Because their inclusion would be anti-dilutive, all stock options for the years ended December 31, 2006, 2005 and 2004, all restricted shares and restricted share units for the years ended December 31, 2005 and 2004 and all shares of Series A convertible preferred stock for the years ended December 31, 2006 and 2005 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Year Ended December 31,
	2006	2005	2004
Weighted-average shares for basic EPS	187.1	183.9	181.2
Incremental shares for restricted shares and restricted share units	1.9	—	—

Weighted-average shares for diluted EPS	189.0	183.9	181.2

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

The following table shows Blockbuster’s net loss for the year ended December 31, 2004 had compensation expense for Viacom’s and Blockbuster’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years:

Year Ended December 31, 2004(1)
Pro forma net loss:
Reported net loss	$(1,248.8)
Less: Total share-based employee compensation expense determined under fair value based methods, net of related tax impact	(15.5)
Less: Cumulative effect of adoption of FIN 28 accelerated method, as of January 1, 2004, net of related tax impact	(23.1)

Pro forma net loss	$(1,287.4)

Net loss per share:
Basic and diluted	$(6.89)

Basic and diluted—pro forma	$(7.10)

(1)	The Company adopted SFAS 123R as of October 1, 2004; therefore, share-based compensation expense shown in the pro forma table relates to expense through September 30, 2004 while the Company was still under the disclosure only provisions of SFAS 123. Compensation expense for the fourth quarter of 2004 and the full year 2005 and 2006 has been included in “General and administrative” expenses in the Company’s Consolidated Statement of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

See Note 4 below for further information on share-based compensation.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated comprehensive income (loss).

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the income statement effect of applying the guidance in SAB 108 for each period in which the misstatement originated from January 1, 2004 through January 1, 2006.

	Cumulative Prior to January 1, 2004	Year Ended December 31,		Cumulative Prior to January 1, 2006
		2004	2005
Accrued liabilities	$21.8	$—	$—	$21.8
Accounts payable	(3.7)	—	0.3	(3.4)
Income taxes	(7.0)	—	7.0	—

Impact on Net income (loss)	$11.1	$—	$7.3	$18.4

We previously quantified these errors under the roll-over method and concluded they were immaterial, individually and in the aggregate. With respect to accrued liabilities, we previously recorded various accruals related to the sale of Blockbuster Music stores. These accruals were overstated by $21.8 million as of December 31, 2003. As a result, there was a cumulative overstatement of general and administrative expenses in years prior to 2004. The accounts payable items of $3.7 million and $0.3 million represent the cumulative understatement of general and administrative expenses in years prior to 2004 and an overstatement of general and administrative expense in 2005, respectively. These items originated because we were effectively recording certain expenses on a cash basis rather than the accrual basis of accounting as required by accounting principles generally accepted in the United States. Because of the two errors described above, income taxes were cumulatively understated by $7.0 million in years prior to 2004 and our provision for income taxes was overstated by $7.0 million in 2005 as a result of recording a valuation allowance on the deferred tax assets related to these prior period errors. Accordingly, no adjustment to our deferred tax asset was necessary as of January 1, 2006. To record the initial application of SAB 108, we recorded an $18.4 million adjustment to decrease our accumulated deficit at January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

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

Subsequently, the Company performed its annual impairment test as of October 31, 2005 and updated the test for events occurring through December 31, 2005, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values. During the fourth quarter of 2006, the Company performed its annual impairment test, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values.

During the third quarters of 2005 and 2004, in conjunction with the goodwill impairments discussed above, the Company reviewed its long-lived assets for impairment as required by SFAS 144. During the third quarter of 2005, the Company determined that the carrying value of fixed assets in certain of its domestic markets and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. The Company also determined that the carrying value of selected tradenames related to its domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, during the third quarter of 2005, the Company recorded an impairment charge of approximately $15.6 million, of which $14.7 million has been included in “Income (loss) from discontinued operations.” The Company determined that the carrying value of certain fixed assets in one international market in the third quarter of 2004 exceeded the undiscounted future cash flows to be generated by those assets. Therefore, during the third quarter of 2004, the Company recorded impairment charges of approximately $1.7 million which have been included in “Income (loss) from discontinued operations.”

Additionally, during the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in those countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, during the second quarter of 2005, the Company recorded an impairment charge of approximately $9.2 million, of which $0.2 million has been included in “Income (loss) from discontinued operations.”

During the fourth quarter of 2006, the Company reviewed its long-lived assets for impairment as required by SFAS 144 and determined that the carrying value of certain fixed assets in two international markets exceeded the undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded impairment charges of approximately $5.1 million during the fourth quarter of 2006.

The Company’s impairment charges related to goodwill and long-lived assets from continuing operations discussed above have been included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations.

Note 3—Goodwill and Other Intangible Assets

The following table summarizes changes in the Company’s goodwill during the years ended December 31:

	2006	2005
Balance as of January 1	$809.2	$1,138.5
Impairments	—	(332.0)
Divestiture allocations	(1.6)	—
Acquisitions and other adjustments	0.1	2.7

Balance as of December 31	$807.7	$809.2

Intangible assets at December 31, 2006 and 2005 consist of reacquired franchise rights that are amortized on a straight-line basis over three to twenty years and selected tradenames that are amortized on a straight-line basis over five to twenty years. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $1.7 million, $1.7 million and $2.3 million, respectively. The Company also recorded impairment charges of approximately $3.6 million related to intangible assets for the year ended December 31, 2005, of which $2.8 million has been included in “Income (loss) from discontinued operations” in the Consolidated Statements of Operations. Based on the current amount of intangible assets subject to amortization, amortization expense is

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

estimated to be approximately $1.9 million per year for the years ended December 31, 2007 and 2008 and approximately $1.8 million per year for the years ended December 31, 2009 through 2011. As acquisitions and dispositions may occur in the future, these amounts may vary.

Following are the Company’s intangible assets at December 31:

	2006	2005
Gross value of intangible assets	$36.5	$36.9
Accumulated amortization	(9.0)	(10.0)

Total intangible assets, net	$27.5	$26.9

Note 4—Stock and Share-Based Payments

The Company has one class of preferred stock and two classes of common stock. The Company’s Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. The Company’s Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On November 15, 2005, the Company completed a private placement of 150,000 shares of 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for an aggregate offering price of $150.0 million. The aggregate discounts and commissions to the initial purchasers and fees paid to third parties in conjunction with the preferred stock issuance were approximately $6.0 million. The Company used the net proceeds from the offering to repay a portion of its borrowings under its revolving credit facility and for general corporate purposes. The Series A convertible preferred stock is convertible into shares of the Company’s Class A common stock at the holder’s option at any time at a conversion price of $5.15, subject to adjustment. On or after November 20, 2010, the Company has the option to cause the conversion rights to expire, but only if certain conditions are met. The Company may pay dividends on the Series A convertible preferred stock in cash, or if certain conditions are met, shares of Blockbuster’s Class A common stock or a combination of both. Dividends will be payable to the extent the payment of dividends is not prohibited by the Credit Facilities, assets are legally available to pay dividends and the Board of Directors or an authorized committee of the Board of Directors declares a dividend payable. Dividends will accumulate and be cumulative from the date of issuance, but will not bear any interest. The first dividend totaling $2.8 million was declared and paid during the first quarter of 2006. All quarterly dividends during 2006 were paid in cash.

If the Company fails to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), then holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available therefore, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until the Company has paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until the Company has again paid all accumulated and unpaid dividends in full. In addition, if the Company fails to pay dividends for six quarterly dividend periods (whether or not consecutive), holders of the Series A convertible preferred stock who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to the Company’s Board of Directors, such additional directors to serve until the Company has paid all accumulated and unpaid dividends in full.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In the event of any liquidation, winding up or dissolution of the Company, each holder of the Series A convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus accumulated and unpaid dividends (whether or not declared) to the date of liquidation, winding up or dissolution out of the assets of the Company available for distribution to stockholders of the Company before any payment or distribution of assets is made to holders of the Class A or Class B common stock but after any payment or distribution in respect of obligations under the Company’s debt obligations.

On July 15, 1999, Blockbuster’s sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of its employees, directors and advisors. An aggregate of 25.0 million shares of Class A common stock was originally reserved for issuance under the Plan, which provides for the grant of share-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights that may be settled in cash and/or shares of Class A common stock or other securities of the Company, restricted shares of Class A common stock, unrestricted shares of Class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of Class A common stock or of a share of Class B common stock or a weighted value average of the fair market value of a share of Class A common stock or Class B common stock) and/or Class A common stock and phantom shares. The purpose of the 1999 Plan is to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future. On July 20, 2004, Blockbuster’s stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date the “2004 Plan”) and approved and adopted an amended and restated 1999 Plan. An aggregate of 20.0 million shares of Class A common stock was reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. Outstanding stock options granted in 1999 generally vest over a five-year period from the date of grant and generally expire ten years after the date of grant, and outstanding stock options granted subsequent to 1999 generally vest over a three-year or four-year period from the date of grant and generally expire ten years after the date of grant. Restricted shares and restricted share units granted in 2004, excluding restricted share units granted to Mr. Antioco and restricted shares and restricted share units granted in the Stock Option Exchange Offer discussed below, generally vest over a three-year period from the date of grant.

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

As a result of the Stock Option Exchange Offer, approximately 19.9 million options were exchanged for approximately 7.5 million restricted shares or restricted share units. Under SFAS 123R, this exchange resulted in a modification to all previously outstanding stock options that were exchanged for restricted shares or restricted share units. In substance, the Company purchased the original instruments by issuing new instruments. SFAS 123R requires the Company to recognize any additional compensation expense resulting from the excess of the fair value of the modified award over the fair value of the original award as calculated immediately before its terms are modified. Based upon the Company’s analysis, the fair value of the modified award (i.e., the restricted share or restricted share unit), was less than the fair value of the original award, or stock option, in all instances. Therefore, no additional compensation was recognized as a result of the exchange. The restricted shares and restricted share units granted in the Stock Option Exchange Offer vest in three installments over a two-year vesting period, which began in December 2004. In accordance with the provisions of SFAS 123R, the remaining measured but unrecognized compensation expense of the original stock option, as determined using the fair value at the grant date, was recognized based upon the accelerated expense recognition provisions of FIN 28 over the vesting period of the restricted shares or restricted share units. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $2.1 million, $7.5 million and $7.2 million, respectively, of compensation expense related to options exchanged for restricted shares and restricted share units. These restricted shares and restricted share units fully vested during the fourth quarter of 2006.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Approximately 3.8 million stock options were not tendered to be exchanged for cash, restricted shares or restricted share units as part of the Stock Option Exchange Offer. The Company continues to recognize compensation expense for these stock options in the Consolidated Statements of Operations based on the award’s fair value on the date of grant and original vesting terms. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $0.4 million, $2.0 million and $0.2 million, respectively, of compensation expense related to options not tendered for exchange in the Stock Option Exchange Offer.

As required by SFAS 123R, during the fourth quarter of 2004 the Company also recognized $4.4 million of share-based compensation expense for options outstanding prior to consummation of the Stock Option Exchange Offer.

During the fourth quarter of 2004, a new employment agreement with John F. Antioco, the Company’s Chairman and Chief Executive Officer became effective. In connection with this agreement, Mr. Antioco was granted approximately 1.7 million restricted share units, which vest annually in two equal installments beginning in the fourth quarter of 2006, and an aggregate of 5.0 million options to purchase Blockbuster Class A common stock, which vest annually in three equal installments which began in the fourth quarter of 2005. Subject to the vesting provisions in the employment agreement, the restricted share units are payable in cash upon termination of Mr. Antioco’s employment, including “Good Reason Termination,” as defined in the employment agreement. As a result, the restricted share units have been accounted for as a liability under the terms of SFAS 123R. The liability will be remeasured at fair value at each reporting period until settlement. As of December 31, 2006 and 2005, the liability related to Mr. Antioco’s restricted share units was approximately $7.6 million and $3.1 million, respectively, which has been included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. For the years ended December 31, 2006, 2005 and 2004, the Company recognized share-based compensation expense of approximately $4.5 million, $1.7 million and $1.4 million, respectively, related to Mr. Antioco’s restricted share units and approximately $5.8 million, $13.3 million and $1.7 million, respectively, related to Mr. Antioco’s stock options granted in the fourth quarter of 2004.

The Company has made various grants of restricted shares and restricted share units, including performance-based awards, to certain employees. Certain of these grants have been made to members of the Company’s senior management. These grants vest ratably over a three or four-year period. The Company recognizes compensation expense relating to performance-based awards if it is probable that the performance conditions will be achieved. However, performance-based awards will not be granted until the performance goals are actually met. For the years ended December 31, 2006, 2005 and 2004, the Company recognized share-based compensation expense of approximately $12.7 million, $14.4 million and $0.4 million, respectively, related to these restricted share grants and performance-based awards.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of December 31, 2006 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units(1)(2)	Stock Options	Total
Year ended December 31, 2007	$11.9	$2.3	$14.2
Year ended December 31, 2008	4.0	—	4.0
Years ended December 31, 2009 and 2010	1.3	—	1.3

Total	$17.2	$2.3	$19.5

Weighted-average vesting period	1.0 years	0.7 years

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading price of the Company’s Class A and B common stock as of December 31, 2006. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of termination of Mr. Antioco’s employment with the Company.
(2)	The unamortized compensation expense related to performance-based awards was estimated based on the assumption that the Company will achieve the performance goals at its current estimated level. However, the actual recognized compensation expense related to these performance-based awards could change based upon the Company’s actual performance against these goals. The Company reviews these performance measures on a quarterly basis.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2004
Expected dividend yield(a)	1.0%
Expected stock price volatility(b)	70.0%
Risk-free interest rate(c)	3.5%
Expected life of options (years)(d)	5.0

(a)	The intention of the Blockbuster Board of Directors in 2004 was to pay cash dividends of $0.02 per share each quarter on Blockbuster’s common stock. This estimate excludes the Special Distribution as noted above in Note 1.
(b)	Expected volatility is based on the weekly historical volatility of the Company’s stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plans:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2003	17,847,509	$16.47
Granted	5,102,600	8.59
Adjustment for Special Distribution(1)	10,294,060	—
Exercised(1)	(245,357)	12.04
Cancelled(1)	(4,055,561)	11.66
Exchanged in Stock Option Exchange Offer	(20,788,825)	10.23

Balance at December 31, 2004	8,154,426	$8.91
Granted	—	—
Exercised	(88,234)	8.23
Cancelled	(760,575)	10.40

Balance at December 31, 2005	7,305,617	$8.76
Granted	—	—
Exercised	—	—
Cancelled	(575,684)	$10.31

Balance at December 31, 2006	6,729,933	$8.63

(1)	As discussed in Note 1, in light of the Special Distribution and in order to preserve, but not increase, the intrinsic value of stock options held by Blockbuster optionees, during the third quarter of 2004, the Company adjusted its outstanding stock options to effect a pro rata increase in the number of outstanding stock options and a pro rata decrease in the related exercise prices. The information presented above reflects these pro rata adjustments for all option activity subsequent to the date of the adjustment.

The following table summarizes information concerning stock options issued to Blockbuster employees that are vested or are expected to vest and stock options exercisable as of December 31, 2006:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	6,712,063	7.0	$8.62	$—
Exercisable	4,995,997	6.7	$8.78	$—

The weighted-average fair value of each option granted, as of the grant date, was $4.66 in 2004. For the years ended December 31, 2005 and 2004, the total intrinsic value of options exercised was approximately $0.1 million and $1.0 million, respectively. There were no options exercised during 2006.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2005 and 2004 was $0.8 million and $2.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0 and $5.1 million, respectively, for the years ended December 31, 2005 and 2004.

As of December 31, 2006, 2005 and 2004, there were approximately 1.7 million, 3.8 million and 6.2 million unvested options outstanding, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

A summary of the status of the Company’s restricted shares and restricted share units is presented below:

	Shares and Units Outstanding(1)	Weighted-Average Fair Value at Date of Grant
Restricted shares and units at January 1, 2004	—	—
Restricted shares and units granted in exchange for options	7,475,299	$5.80
Granted	4,068,972	8.78
Vested(2)	(2,493,930)	5.80

Restricted shares and units at December 31, 2004	9,050,341	$7.14
Granted(3)	2,607,000	6.29
Vested(2)	(2,859,490)	6.85
Cancelled	(1,164,525)	6.87

Restricted shares and units at December 31, 2005	7,633,326	$7.01
Granted(4)	1,798,535	3.98
Vested(2)	(3,508,926)	6.81
Cancelled	(1,596,344)	6.79

Restricted shares and units at December 31, 2006	4,326,591	$5.99

(1)	Includes approximately 1.7 million restricted share units that are payable in cash upon termination of Mr. Antioco’s employment with the Company and, therefore, are accounted for as a liability on the Consolidated Balance Sheets. One-half of these restricted share units vested in 2006.
(2)	The total fair value of restricted shares and restricted share units vested during the years ended December 31, 2006, 2005 and 2004 was approximately $16.6 million, $10.8 million and $24.8 million, respectively.
(3)	For those restricted shares and restricted share units granted in 2005 and subject to a hold provision, the Company utilized a discount rate for post-vesting restrictions.
(4)	During 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees. It is expected that these awards will result in the grant of approximately 2.3 million shares and restricted share units during 2007, which are not included herein.

Viacom’s Long-Term Incentive Plan

During 2003, certain of the Company’s employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vested over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during 2004, 2005 or 2006.

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

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted-Average Exercise Price
Balance at December 31, 2003	1,694,256	$33.93
Granted	—	—
Exercised	(259,808)	15.85
Cancelled	(47,140)	42.88

Balance at December 31, 2004	1,387,308	$37.01
Granted	—	—
Exercised	(214,588)	19.72
Cancelled	(100,000)	43.34

Balance at December 31, 2005	1,072,720	$39.88
Conversion to CBS Corporation Class B common stock(1)	293,312	—

Adjusted Balance at December 31, 2005	1,366,032	$31.32
Granted	—	—
Exercised	(18,464)	24.00
Cancelled	(95,505)	35.08

Balance at December 31, 2006	1,252,063	$31.14

(1)	On December 31, 2005, the separation of Viacom into two publicly traded entities, CBS Corporation (“CBS Corporation”) and new Viacom Inc. (“New Viacom”) was completed (the “Viacom Separation”). On the effective date of the Viacom Separation, all outstanding unexercised options to purchase shares of Viacom Class B common stock held by employees of Blockbuster were converted into options to purchase shares of CBS Corporation Class B common stock in a manner designed to preserve their intrinsic value. Accordingly, adjustments were made to the number of options and the option exercise prices. As a result, each outstanding stock option to purchase shares of former Viacom Class B common stock was converted into 1.273438 stock options to purchase shares of CBS Corporation Class B common stock.

The following table summarizes information concerning currently vested and exercisable Viacom stock options held by Blockbuster employees at December 31, 2006:

	Options	Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Vested and Exercisable	1,252,063	1.4	$31.14	$1,937,498

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 5—Accrued Expenses

The Company’s accrued expenses consist of the following:

	At December 31,
	2006	2005
Accrued compensation	$138.7	$109.2
Accrued revenue-sharing	101.0	87.7
Accrued gift card liability	122.8	145.9
Accrued taxes and tax reserves	85.8	162.3
Deferred revenue	100.6	104.9
Accrued insurance	38.1	35.5
Accrued interest	15.9	17.4
Other	68.0	102.4

	$670.9	$765.3

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

Effective with Blockbuster’s initial public offering in 1999, Blockbuster and Viacom entered into a transition services agreement whereby Viacom provided the Company with accounting, management information systems, legal, financial, tax and other services. The Company agreed to pay or reimburse Viacom for any out-of-pocket payments, costs and expenses associated with these services. The charges for these services prior to the Viacom Exchange Offer were $1.4 million for the year ended December 31, 2004.

Viacom paid insurance premiums on behalf of the Company for certain of the Company’s property, life and directors’ and officers’ insurance policies. Insurance expense related to the Company’s reimbursements to Viacom for these policies was $5.8 million for the year ended December 31, 2004 and is reflected as a component of “General and administrative” expenses in the Consolidated Statements of Operations. In addition, Viacom paid audit fees on the Company’s behalf in 2004. Total expenses related to the Company’s reimbursements to Viacom for this amount were $8.0 million for the year ended December 31, 2004 and is included in “General and administrative” in the Company’s Consolidated Statements of Operations.

The Company, through the normal course of business, has been involved in transactions with companies owned by or affiliated with Viacom. The Company purchases certain movies for rental and sale directly from Paramount Pictures Corporation (“Paramount”) and Showtime Networks, Inc. (“Showtime”), subsidiaries of Viacom. Total purchases from Paramount were $57.3 million for the year ended December 31, 2004. Total purchases from Showtime were $1.8 million for the year ended December 31, 2004. The Company also purchases certain home video games from Midway Games, Inc. (“Midway”), a related party of Viacom. Total amounts paid for purchases from Midway were $6.8 million for the year ended December 31, 2004.

In addition, some studios allow the Company to direct a portion of their home video advertising expenditures. The Company received $0.2 million from Paramount in 2004 related to this arrangement. These

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

amounts were recognized as either a reduction of actual costs incurred or a reduction to cost of sales pursuant to EITF 02-16 as discussed in Note 1.

The Company uses a third-party agency to allocate its media placement and spending, based on specifications determined by the Company in accordance with independent market studies. The third-party agency conducts a competitive negotiation process with media outlets, including Viacom affiliates, which have historically been offered an opportunity of first refusal. During the year ended December 31, 2004, approximately $8.8 million of Blockbuster’s aggregate advertising expenditures were spent with Viacom affiliates. Advertising expenditures spent with Viacom affiliates, while a related party of the Company, as a percent of the Company’s total advertising expenses for the year ended December 31, 2004 was approximately 3%.

The Company and Viacom entered into a tax matters agreement that provided that subsequent to the closing of the Company’s initial public offering on August 16, 1999, the Company would continue to be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns, until such time at which Viacom no longer owned at least 80% of the total voting power of the Company’s stock, and 80% of the total value of the Company’s stock. See Note 8 for further details on the tax matters agreement.

In connection with Blockbuster’s divestiture from Viacom, Blockbuster and Viacom entered into an amended and restated initial public offering and split-off agreement with Viacom. This amended agreement provides, among other things, (i) for Viacom to pay various expenses related to the transaction; (ii) for an allocation of expenses and liabilities related to the transaction and to Blockbuster’s business operations; and (iii) for Blockbuster to provide Viacom with letters of credit (the “Viacom Letters of Credit”), at Viacom’s expense, in an amount up to $150.0 million to secure a portion of Viacom’s contingent liabilities with respect to certain store lease guarantees originally entered into before the Company’s August 1999 initial public offering. In conjunction with this agreement, the Company recognized a $7.0 million capital contribution during the third quarter of 2004, representing Viacom’s reimbursement of a portion of the deferred financing costs incurred in conjunction with the Company’s $1,150.0 million senior secured credit facilities, which is discussed in Note 7 below.

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

As of December 31, 2006 and 2005, no amounts were receivable from or payable to Viacom in conjunction with these and other related divestiture agreements.

All other transactions with companies owned by or affiliated with Viacom did not have a material impact on the financial position or results of operations presented herein.

Note 7—Credit Agreement and Other Debt

On August 20, 2004, the Company entered into the Credit Facilities. The Credit Facilities provide for three facilities: (i) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), of which

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

$150.0 million is reserved for the issuance, at Viacom’s expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”). The Credit Facilities are secured by pledges of the stock of all of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s international subsidiaries and are guaranteed by the domestic subsidiaries of the Company. In connection with the second amendment, as defined below, the Credit Facilities were also secured by substantially all of the Company’s domestic assets.

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

As of December 31, 2006, no balance was outstanding under the Company’s Revolving Credit Facility and $624.4 million was outstanding under the term loan portions of the Credit Facilities. The Company’s available borrowing capacity, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $55.4 million reserved to support other letters of credit, totaled $294.6 million at December 31, 2006. Borrowings under the Credit Facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at December 31, 2006 for borrowings under the Credit Facilities was 8.9%. As of December 31, 2006, commitment fees are charged at an annual rate of 0.500% on the unused portion of the Revolving Credit Facility, and participation and fronting fees are also incurred on letters of credit.

The borrowing availability under the Revolving Credit Facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% beginning October 2008 through July 2010 and 19.25% beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow. The scheduled principal payments for the Term A and B Loan Facility will be adjusted to reflect any prepayments resulting from excess cash flow generated by the Company as discussed below.

As of December 31, 2006, $300.0 million of principal was outstanding under the Senior Subordinated Notes. The Senior Subordinated Notes mature on September 1, 2012. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The Company may redeem all or a portion of the Senior Subordinated Notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to the principal amount of the Senior Subordinated Notes plus an

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

applicable “make whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date.

Under a registration rights agreement as part of the offering of the Senior Subordinated Notes, the Company was obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the Senior Subordinated Notes for substantially similar notes that are registered under the Securities Act of 1933 (the “Securities Act”). Alternatively, if the exchange offer for the Senior Subordinated Notes was not available or could not be completed, the Company was required to use its reasonable best efforts to file a shelf registration statement to cover resales of the Senior Subordinated Notes under the Securities Act. Because an exchange offer for the Senior Subordinated Notes was not completed before May 18, 2005, the Company was required to pay additional interest on the Senior Subordinated Notes of 0.25% per annum for the first 90-day period after May 18, 2005 and was required to pay an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum aggregate increase of 1% per annum, until an exchange offer was completed or, if required, a shelf registration statement was declared effective. As a result, the Company incurred additional interest expense of 0.25% per annum for the 90-day period from May 19, 2005 through August 18, 2005, 0.50% per annum for the 90-day period from August 19, 2005 through November 18, 2005, 0.75% per annum for the 90-day period from November 19, 2005 through February 18, 2006 and began incurring additional interest expense of the maximum of 1.0% per annum subsequent to February 18, 2006. The exchange offer was completed on May 30, 2006, which resulted in the interest rate on the senior subordinated note reverting back to 9.0% per annum.

During the second and third quarters of 2005, Blockbuster and the syndicate of lenders for the Credit Facilities amended the credit agreement in certain respects. As part of the amendments, the Company’s obligations with respect to maintaining a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio were amended. The second amendment provided for a waiver of the then current second and third quarter 2005 leverage ratio covenant and the then current third quarter 2005 fixed charge coverage covenant. Without the benefit of the lender’s waiver of the leverage ratio covenant during the second and third quarters of 2005 that was contained in the second amendment, the Company would have been in default of such covenant. In connection with the second amendment, the applicable margin for the Company’s borrowings under the Credit Facilities increased 50 basis points through the end of the waiver period. The Company paid a standard amendment fee in connection with the first and second amendment.

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

The Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of December 31, 2006 and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

Beginning with the year ending December 31, 2005, the Company is required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. The Company did not generate excess cash flow for the year ended December 31, 2005. For the year ended December 31, 2006, the Company generated excess cash flow, as defined, and expects to make a prepayment of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007. Additionally, the Company is required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the credit agreement. As a result of certain sales in the fourth quarter of 2006 and the first quarter of 2007, the Company expects to make a prepayment of approximately $9 million during the first quarter of 2007 related to these sales. These prepayments have been classified as “Current portion of long-term debt” on the Company’s Consolidated Balance Sheet as of December 31, 2006.

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	At December 31,
	2006	2005
Credit Facilities:
Term A loan, interest rate ranging from 8.6% to 8.7% at December 31, 2006	$20.8	$15.0
Term B loan, interest rate ranging from 8.9% to 9.1% at December 31, 2006	52.6	5.5

Total current portion of long-term debt	73.4	20.5
Current portion of capital lease obligations	11.3	15.9

	$84.7	$36.4

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	At December 31,
	2006	2005
Credit Facilities:
Revolving credit facility	$—	$135.0
Term A loan, interest rate ranging from 8.6% to 8.7% at December 31, 2006	60.5	81.3
Term B loan, interest rate ranging from 8.9% to 9.1% at December 31, 2006	490.5	543.1
Senior Subordinated Notes, interest rate of 9% at December 31, 2006	300.0	300.0

Total long-term debt, less current portion	851.0	1,059.4
Capital lease obligations, less current portion	48.5	62.2

	$899.5	$1,121.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The scheduled maturities on the Company’s debt are as follows:

2007	$73.4
2008	39.1
2009	87.8
2010	134.2
2011 and thereafter	589.9

Total	$924.4

Interest expense related to capital leases was $6.4 million, $8.3 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 9 for further information regarding capital lease obligations.

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

The Company and Viacom entered into a tax matters agreement which provides that subsequent to the closing of the Company’s initial public offering on August 16, 1999 and prior to September 30, 2004, the Company would be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires the Company to make payments to Viacom equal to the amount of income taxes which would be paid by the Company, subject to certain adjustments, if the Company had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses generated by the Company have been utilized by Viacom to reduce its consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity on the Company’s Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify the Company against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, the Company is solely responsible for all tax adjustments to the Company’s federal and state returns. All periods subsequent to December 31, 2003 are open for audit or are being audited by the Internal Revenue Service. The Company and certain of its subsidiaries are also under examination by other relevant taxing authorities for various tax years.

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

The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of international, federal and state audits, case law and emerging legislation. The Company establishes tax reserves based upon management’s assessment of exposure associated with permanent tax differences and certain tax sharing agreements. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions. The favorable or unfavorable outcome of tax examinations could have a material impact on the Company’s results of operations. Any tax benefit from the favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Accrued expenses” and “Other liabilities” on the Company’s Consolidated Balance Sheets. In 2004, the IRS concluded its audits of the tax years ending December 31, 1997 through May 4, 2000, resulting in a tax benefit for 2004 of $37.1 million, of which $12.2 million is reflected in discontinued operations.

During the first and second quarters of 2006, the Company recognized a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the year ended December 31, 2006. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the year ended December 31, 2006 associated with this benefit. The total benefit for the year ended December 31, 2006 consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities of approximately $94 million.

SFAS 109 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends, which caused the Company’s actual and anticipated financial performance to be significantly worse than it originally projected. Accordingly, during the third quarter of 2005, the Company recorded a valuation allowance against its deferred tax assets in the United States and certain foreign jurisdictions. It was still unclear as to the timing of when the Company will generate sufficient taxable income to realize its deferred tax assets at the end of 2006. The 2006 provision for income taxes includes approximately $19 million primarily related to tax expense in jurisdictions where the Company expects to be a taxpayer. Until the Company determines that it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

In accordance with APB 23, deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries of approximately $29.0 million that arose in years ended on or before December 31, 2006 since such earnings have been permanently reinvested.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Loss before income taxes (for continuing and discontinued operations) is attributable to the following jurisdictions:

	Year Ended December 31,
	2006	2005	2004
United States	(65.9)	$(224.9)	$(1,172.7)
Foreign	30.2	(298.6)	(113.4)

Total	(35.7)	$(523.5)	$(1,286.1)

Components of the income tax benefit (provision) for continuing and discontinued operations are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$105.8	$—	$(24.7)
State and local	1.7	—	(1.3)
Foreign	(11.4)	(14.1)	(16.7)

	96.1	(14.1)	(42.7)
Deferred	(5.7)	(50.5)	80.0

Total	$90.4	$(64.6)	$37.3

In 2004, $0.3 million of income tax benefit was recorded as a component of stockholders’ equity as a result of exercised stock options, and $4.8 million of income tax benefit was recorded as a component of stockholders’ equity as a result of restricted shares that vested. We did not record an income tax benefit as a component of stockholders’ equity for stock options exercised or restricted shares that vested in 2005 or 2006.

Items of other comprehensive loss for the years ended December 31, 2006, 2005 and 2004 are shown net of income taxes of $0, $0 and $8.3 million, respectively, in the Company’s Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on loss before income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. tax benefit (provision)	35.0%	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	—	(24.7)	(38.9)
State and local taxes, net of federal tax benefit	3.9	3.9	3.9
Effect of foreign operations	(7.6)	(1.1)	(1.3)
Audit resolution	311.5	—	2.9
Valuation allowance (increase) decrease	(129.6)	(24.8)	1.1
Extraterritorial Income Exclusion	44.8	1.0	0.5
Other, net	(4.8)	(1.6)	(0.3)

Tax benefit (provision)	253.2%	(12.3)%	2.9%

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following is a summary of the deferred tax accounts in accordance with SFAS 109:

	At December 31,
	2006	2005
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$4.1	$9.4
Book-tax basis differences in long-lived assets	116.8	151.8
Net operating loss carryforwards	169.8	142.0

Total deferred tax assets	290.7	303.2
Valuation allowance	(167.9)	(149.9)

Net deferred tax assets	122.8	153.3

Deferred tax liabilities:
Deferred expenses	(22.9)	(18.6)
Book-tax basis differences in rental library	(78.5)	(107.6)

Total deferred tax liabilities	(101.4)	(126.2)

Total net deferred tax asset	$21.4	$27.1

The Company’s tax effected net operating loss carryforwards of $169.8 million at December 31, 2006 consist of $135.0 million of domestic net operating loss carryforwards and $34.8 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $147.2 million will expire between 2007 and 2026, and $22.6 million has no expiration.

Note 9—Commitments and Contingencies

The Company has long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are five to ten years with extended renewal options.

At December 31, 2006, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2007	$572.0	$15.9
2008	478.4	13.8
2009	380.8	11.6
2010	262.5	9.5
2011	171.3	7.1
2012 and thereafter	494.3	20.0

Total minimum lease payments	$2,359.3	77.9

Less amount representing interest		18.1

Present value of minimum payments		$59.8

Rent expense, including lease termination costs, was $604.1 million, $606.1 million and $586.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Subtenant rental income was $12.4 million,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

$14.9 million and $15.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $54.0 million.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 24, 2006, the Tallarino and Sanchez cases were consolidated. On March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program is a breach of an express warranty and a violation of California’s business and professions code as an unfair business practice and misleading advertising claim. This suit seeks compensatory, statutory and injunctive relief. This suit has been stayed in deference to the Tallarino and Sanchez cases. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York. Blockbuster removed the case to the United States District Court, Eastern District of New York. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York. Blockbuster removed the case to the United States District Court, Southern District of New York. Both the Lustberg and Galeno suits allege breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suits seek compensatory and punitive damages and injunctive relief. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On April 13, 2005, Kenneth W. Edwards filed a putative class action in the District Court of Pittsburg County, Oklahoma, alleging fraud and a violation of Oklahoma’s consumer protection statute. The suit sought actual damages and civil penalties. Blockbuster removed the case to the United States District Court, Eastern District of Oklahoma. On November 17, 2005, the United States District Court, Eastern District of Oklahoma ordered plaintiff’s individual claim to arbitration. On December 28, 2006, plaintiff moved to dismiss his case. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

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

On November 16, 2005, Katherine Corthon filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Southern District of New York purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. On May 15, 2006, plaintiff filed an amended complaint and asserted claims against Viacom,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes and Mel Karmazin. On August 18, 2006, this suit was transferred to the United States District Court for the Northern District of Texas. Plaintiff claimed that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff sought declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. On December 13, 2006, plaintiff voluntarily dismissed this matter without prejudice.

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

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom, Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff seeks declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On November 22, 2006, Blockbuster Inc. v. C and C Self Enterprises, Inc., T. Claiborne Self, and Cynthia Self, was filed in the 134th Judicial District Court of Dallas County, Texas. On December 14, 2006, this matter was transferred to the 116th Judicial District Court of Dallas County, Texas. Blockbuster has filed claims for breach of contract against the defendants, a Blockbuster franchisee and its principals, for failure to pay the outstanding balance on a note and breach of other loan documents, breach of franchise agreements, breach of revenue share agreements and breach of principal owner’s undertakings. Blockbuster is seeking damages for breach of the note and other loan documents, breach of revenue share agreements, and breach of the principal owner’s undertakings, pre-judgment and post-judgment interest, attorney’s fees, expenses and court costs.

Blockbuster and its Chief Executive Officer are in discussions in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to the Chief Executive Officer. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to the Chief Executive Officer of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. The bonus is subject to the condition that the Board would award him no 2006 bonus if the Chief Executive Officer contested the award. The Chief Executive Officer maintains that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. Blockbuster has accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies.

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

Note 10—401(k) Savings Plan

Effective May 1, 1999, the Company established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis, with the Company matching some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Employee contributions are forwarded to the Plan administrator and invested in various funds, including the Company’s Class A and Class B common stock, at the discretion of the employee. Through December 31, 2005, Company matching contributions were initially invested in Blockbuster’s Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, Company matching contributions are invested in various funds at the discretion of the employee. The Company incurred 401(k) savings plan expenses of $5.0 million, $5.5 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 11—Acquisitions, Divestitures and Discontinued Operations

During 2004, the Company acquired several businesses in the United States that own and operate entertainment-related stores and primarily offer pre-recorded home video or video games for rental and sale. The aggregate cost, consisting primarily of cash consideration, for these businesses was approximately $22.2 million for the year ended December 31, 2004. Of this amount, $13.5 million and $0.3 million were allocated to goodwill and intangible assets, respectively. There were no significant acquisitions in 2005 or 2006.

All acquisitions were accounted for under the purchase method and, accordingly, the operating results of the acquired businesses are included in the consolidated results of operations of the Company since their respective date of acquisition. Pro forma results of operations have not been presented due to the immaterial nature of the acquisitions.

On November 14, 2005, the Company completed the sale of its wholly-owned subsidiary D.E.J. Productions Inc. (“DEJ”) to First Look Media, Inc. for cash consideration of $22.5 million and recorded a gain on the sale of approximately $5.8 million. The gain on the sale represents a monetization of the library product held by DEJ at the date of the sale and is included in “General and administrative” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005. The Company used the proceeds from the sale for working capital and other general corporate purposes.

During the second quarter of 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company closed all of its company-operated store locations in Spain. The Company recorded $7.2 million in severance costs, inventory charges and other charges associated with the closure of these locations during 2006. Additionally, the Company recognized a $3.2 million foreign currency translation loss upon dissolution of the operations.

During the third quarter of 2006, Blockbuster completed the divestiture of its MOVIE TRADING CO. ® (“MTC”) locations. The divestiture was completed through the sale of eleven stores to an unrelated third party and the closure of the remaining stores. The Company recorded $1.2 million in inventory charges and other charges incurred with the divestiture of these locations during 2006.

During the fourth quarter of 2006, Blockbuster completed the divestiture of Movie Brands Inc. (“MBI”), a wholly-owned subsidiary. The divestiture was completed through the sale of 52 stores to unrelated parties and the closure of the remaining stores. The Company recorded a loss on disposal of $0.6 million during the fourth quarter of 2006 associated with the divestiture of these locations. Additionally, the Company sold its Taiwan subsidiary, coupled with a master franchise license. As a result, during the fourth quarter of 2006, the Company recorded a gain on sale of $5.9 million, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

During the first quarter of 2007, the Company completed the sale of RHINO VIDEO GAMES® (“RHINO”).

In accordance with SFAS No. 144, the operations and gains and losses discussed above of Spain, MTC, MBI and RHINO have been classified as discontinued operations. Additionally, the Company’s consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for all periods presented.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes the results of discontinued operations:

	Year Ended December 31,
	2006	2005	2004
Revenues	$87.8	$143.1	$120.7
Loss before income taxes	$(27.2)	$(38.5)	$(11.6)
Benefit (provision) for income taxes (Note 8)	14.0	(1.3)	16.5

Income (loss) from discontinued operations	$(13.2)	$(39.8)	$4.9

The following table presents the major classes of assets and liabilities of RHINO:

December 31,
2006
Current assets (including cash and cash equivalents of $7.0 million)	$12.9
Goodwill	4.3
Other long-lived assets	2.3

Total assets	$19.5

Current liabilities	$6.8
Other liabilities	0.6

Total liabilities	$7.4

Note 12—Geographic Area

The Company has one reportable segment representing its entertainment-related retail operations. Information regarding the Company’s operations by geographic area is presented below. The Company is domiciled in the United States and has international operations in Europe, Latin America, Australia, Canada, Mexico and Asia. Intercompany transactions between geographic areas are not significant.

	Year Ended December 31,
	2006	2005	2004
Revenues:
United States	$3,623.6	$3,865.6	$4,141.1
United Kingdom	840.6	813.0	800.9
Canada	434.6	398.2	352.3
International—all other	624.7	644.5	638.2

Total revenues	$5,523.5	$5,721.3	$5,932.5

Long-lived assets(1):
United States	$692.7	$829.1	$948.0
United Kingdom	78.5	87.0	109.8
Canada	34.4	38.6	42.7
International—all other	73.5	78.3	102.8
Corporate goodwill(2)	563.2	563.2	895.2

Total long-lived assets	$1,442.3	$1,596.2	$2,098.5

(1)	Includes all non-current assets except deferred tax assets and the Viacom receivable.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 13—Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2006 and 2005 appears below:

	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter	Total Year (1)
2006
Revenues	$1,396.9	$1,299.9	$1,313.4	$1,513.3	$5,523.5
Gross profit	$789.7	$730.3	$743.5	$784.3	$3,047.8
Income (loss) from continuing operations	$10.5	$65.1	$(23.0)	$15.3	$67.9
Net income (loss)	$(1.9)	$68.4	$(24.7)	$12.9	$54.7
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.04	$0.33	$(0.14)	$0.06	$0.30
Net income (loss)	$(0.03)	$0.35	$(0.15)	$0.05	$0.23
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.04	$0.30	$(0.14)	$0.06	$0.30
Net income (loss)	$(0.03)	$0.31	$(0.15)	$0.05	$0.23
Weighted average shares outstanding—basic	186.7	186.9	187.2	187.6	187.1
Weighted average shares outstanding—diluted	188.0	217.9	187.2	190.1	189.0

	First Quarter	Second Quarter(2)	Third Quarter(3)(4)	Fourth Quarter	Total Year (2)(3)(4)
2005
Revenues	$1,510.1	$1,365.5	$1,354.0	$1,491.7	$5,721.3
Gross profit	$846.4	$757.5	$776.9	$776.5	$3,157.3
Income (loss) from continuing operations	$(55.3)	$(52.0)	$(461.5)	$20.5	$(548.3)
Net income (loss)	$(57.5)	$(57.2)	$(491.4)	$18.0	$(588.1)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.30)	$(0.28)	$(2.51)	$0.11	$(2.98)
Net income (loss)	$(0.31)	$(0.31)	$(2.67)	$0.10	$(3.20)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.30)	$(0.28)	$(2.51)	$0.10	$(2.98)
Net income (loss)	$(0.31)	$(0.31)	$(2.67)	$0.09	$(3.20)
Weighted average shares outstanding—basic	183.7	183.7	183.8	184.3	183.9
Weighted average shares outstanding—diluted	183.7	183.7	183.8	202.8	183.9

(1)	During the first and second quarters of 2006, as described in Note 8 to the consolidated financial statements, the Company recognized a tax benefit resulting from the resolution of multi-year income tax audits. The tax benefit is reflected in “Benefit (provision) for income taxes” in the Company’s Consolidated Statements of Operations.
(2)	During the second quarter of 2005, as described in Note 2 to the consolidated financial statements, the Company recognized non-cash charges totaling $9.0 million to impair long-lived assets, in accordance with SFAS 144. These charges are reflected in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statements of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(3)	During the third quarter of 2005, as described in Note 2 to the consolidated financial statements, the Company recognized non-cash charges totaling $332.9 million to impair goodwill and other long-lived assets, in accordance with SFAS 142 and SFAS 144. These charges are reflected in “Impairment of goodwill and other long-lived assets” in the Company’s Consolidated Statements of Operations.
(4)	During the third quarter of 2005, as described in Note 8 to the consolidated financial statements, the Company recorded a valuation allowance on its deferred tax assets in the United States and certain foreign jurisdictions. The valuation allowance is reflected in “Benefit (provision) for income taxes” in the Company’s Consolidated Statements of Operations.

Note 14—Condensed Consolidating Financial Statements

The Company’s Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. The Company’s domestic subsidiaries consist primarily of its retail home video operations that are not operated under the Blockbuster brand name, including RHINO VIDEO GAMES and the Company’s distribution center. The Company’s domestic subsidiaries also included MBI and DEJ prior to their sale in the fourth quarter of 2006 and 2005, respectively. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s Senior Subordinated Notes is included in Note 7 to the consolidated financial statements.

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

	Statement of Operations for the Year Ended December 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,101.8	$—	$928.3	$—	$4,030.1
Merchandise sales	474.1	—	958.1	—	1,432.2
Other revenues	69.2	76.2	13.5	(97.7)	61.2

	3,645.1	76.2	1,899.9	(97.7)	5,523.5

Cost of sales:
Cost of rental revenues	1,108.1	—	292.3	—	1,400.4
Cost of merchandise sold	339.0	—	736.3	—	1,075.3

	1,447.1	—	1,028.6	—	2,475.7

Gross profit	2,198.0	76.2	871.3	(97.7)	3,047.8

Operating expenses:
General and administrative	1,873.5	79.6	745.3	(97.7)	2,600.7
Advertising	118.7	—	35.6	—	154.3
Depreciation and intangible amortization	148.3	—	60.3	—	208.6
Impairment of goodwill and other long-lived assets	—	—	5.1	—	5.1

	2,140.5	79.6	846.3	(97.7)	2,968.7

Operating income (loss)	57.5	(3.4)	25.0	—	79.1
Interest expense	(96.9)	—	(12.0)	7.3	(101.6)
Interest income	13.9	—	3.3	(7.3)	9.9
Other items, net	(24.4)	—	28.5	—	4.1

Income (loss) from continuing operations before income taxes	(49.9)	(3.4)	44.8	—	(8.5)
Benefit (provision) for income taxes	91.5	—	(15.1)	—	76.4
Equity in income (loss) of affiliated companies, net of tax	(0.9)	—	—	0.9	—

Income (loss) from continuing operations	40.7	(3.4)	29.7	0.9	67.9
Income (loss) from discontinued operations, net of tax	14.0	(12.6)	(14.6)	—	(13.2)

Net income (loss)	$54.7	$(16.0)	$15.1	$0.9	$54.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Year Ended December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,145.7	$33.8	$994.8	$(14.0)	$4,160.3
Merchandise sales	640.1	—	848.7	—	1,488.8
Other revenues	93.2	101.5	12.2	(134.7)	72.2

	3,879.0	135.3	1,855.7	(148.7)	5,721.3

Cost of sales:
Cost of rental revenues	1,067.6	32.6	312.9	(14.0)	1,399.1
Cost of merchandise sold	511.6	—	653.3	—	1,164.9

	1,579.2	32.6	966.2	(14.0)	2,564.0

Gross profit	2,299.8	102.7	889.5	(134.7)	3,157.3

Operating expenses:
General and administrative	1,997.8	106.6	754.4	(134.7)	2,724.1
Advertising	204.6	1.9	46.2	—	252.7
Depreciation and intangible amortization	165.2	—	61.4	—	226.6
Impairment of goodwill and other long-lived assets	0.9	—	341.0	—	341.9

	2,368.5	108.5	1,203.0	(134.7)	3,545.3

Operating loss	(68.7)	(5.8)	(313.5)	—	(388.0)
Interest expense	(96.5)	—	(9.9)	7.7	(98.7)
Interest income	10.3	0.1	1.4	(7.7)	4.1
Other items, net	(30.6)	—	28.2	—	(2.4)

Loss from continuing operations before income taxes	(185.5)	(5.7)	(293.8)	—	(485.0)
Provision for income taxes	(21.0)	(1.6)	(40.7)	—	(63.3)
Equity in income (loss) of affiliated companies, net of tax	(380.5)	—	—	380.5	—

Income (loss) from continuing operations	(587.0)	(7.3)	(334.5)	380.5	(548.3)
Loss from discontinued operations, net of tax	(1.1)	(33.5)	(5.2)	—	(39.8)

Net loss	$(588.1)	$(40.8)	$(339.7)	$380.5	$(588.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Year Ended December 31, 2004
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,322.2	$57.9	$1,013.0	$(17.0)	$4,376.1
Merchandise sales	699.6	0.5	765.0	—	1,465.1
Other revenues	115.4	107.8	13.4	(145.3)	91.3

	4,137.2	166.2	1,791.4	(162.3)	5,932.5

Cost of sales:
Cost of rental revenues	915.7	39.0	299.9	(17.0)	1,237.6
Cost of merchandise sold	550.5	(2.4)	593.0	—	1,141.1

	1,466.2	36.6	892.9	(17.0)	2,378.7

Gross profit	2,671.0	129.6	898.5	(145.3)	3,553.8

Operating expenses:
General and administrative	2,096.5	114.7	725.6	(145.3)	2,791.5
Advertising	192.0	9.8	52.1	—	253.9
Depreciation and intangible amortization	181.2	—	66.1	—	247.3
Impairment of goodwill and other long-lived assets	1,347.2	—	155.5	—	1,502.7

	3,816.9	124.5	999.3	(145.3)	4,795.4

Operating income (loss)	(1,145.9)	5.1	(100.8)	—	(1,241.6)
Interest expense	(37.4)	—	(5.4)	4.7	(38.1)
Interest income	6.9	0.1	1.3	(4.7)	3.6
Other items, net	5.1	—	(3.5)	—	1.6

Income (loss) from continuing operations before income taxes	(1,171.3)	5.2	(108.4)	—	(1,274.5)
Benefit (provision) for income taxes	37.2	(3.0)	(13.4)	—	20.8
Equity in income (loss) of affiliated companies, net of tax	(128.5)	—	—	128.5	—

Income (loss) from continuing operations	(1,262.6)	2.2	(121.8)	128.5	(1,253.7)
Income (loss) from discontinued operations, net of tax	13.8	(5.9)	(3.0)	—	4.9

Net loss	$(1,248.8)	$(3.7)	$(124.8)	$128.5	$(1,248.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet at December 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$228.5	$8.3	$158.1	$—	$394.9
Receivables, net	92.8	—	41.0	—	133.8
Intercompany receivables	229.2	—	—	(229.2)	—
Merchandise inventories	136.8	5.6	201.5	—	343.9
Rental library, net	359.8	—	97.3	—	457.1
Deferred income taxes	—	—	14.1	—	14.1
Prepaid and other current assets	169.6	0.4	51.8	—	221.8

Total current assets	1,216.7	14.3	563.8	(229.2)	1,565.6

Property and equipment, net	422.5	2.3	155.3	—	580.1
Deferred income taxes	109.5	—	19.8	—	129.3
Investment in subsidiaries	289.6	—	—	(289.6)	—
Intangibles, net	6.1	—	21.4	—	27.5
Goodwill	663.7	4.3	139.7	—	807.7
Other assets	20.5	3.2	3.3	—	27.0

	$2,728.6	$24.1	$903.3	$(518.8)	$3,137.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282.8	$5.4	$229.5	$—	$517.7
Intercompany payables	—	12.8	216.4	(229.2)	—
Accrued expenses	527.0	3.1	140.8	—	670.9
Current portion of long-term debt	73.4	—	—	—	73.4
Current portion of capital lease obligations	10.8	—	0.5	—	11.3
Deferred income taxes	109.5	—	12.5	—	122.0

Total current liabilities	1,003.5	21.3	599.7	(229.2)	1,395.3
Long-term debt, less current portion	851.0	—	—	—	851.0
Capital lease obligations, less current portion	48.5	—	—	—	48.5
Other liabilities	83.2	0.6	16.2	—	100.0

	1,986.2	21.9	615.9	(229.2)	2,394.8
Total stockholders’ equity	742.4	2.2	287.4	(289.6)	742.4

	$2,728.6	$24.1	$903.3	$(518.8)	$3,137.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet at December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$115.0	$9.3	$151.9	$—	$276.2
Receivables, net	87.0	0.1	40.7	—	127.8
Intercompany receivables	290.3	—	—	(290.3)	—
Merchandise inventories	144.6	15.1	150.6	—	310.3
Rental library, net	379.9	2.9	92.7	—	475.5
Deferred income taxes	—	—	15.6	—	15.6
Prepaid and other current assets	160.3	0.9	57.2	—	218.4

Total current assets	1,177.1	28.3	508.7	(290.3)	1,423.8

Property and equipment, net	540.3	4.0	179.2	—	723.5
Deferred income taxes	134.5	—	25.1	—	159.6
Investment in subsidiaries	284.9	—	—	(284.9)	—
Intangibles, net	6.8	—	20.1	—	26.9
Goodwill	651.8	16.1	141.3	—	809.2
Other assets	24.3	7.7	4.6	—	36.6

	$2,819.7	$56.1	$879.0	$(575.2)	$3,179.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$215.1	$5.7	$147.3	$—	$368.1
Intercompany payables	—	53.0	237.3	(290.3)	—
Accrued expenses	580.3	12.3	172.7	—	765.3
Current portion of long-term debt	20.5	—	—	—	20.5
Current portion of capital lease obligations	15.0	—	0.9	—	15.9
Deferred income taxes	134.4	—	13.7	—	148.1

Total current liabilities	965.3	71.0	571.9	(290.3)	1,317.9
Long-term debt, less current portion	1,059.4	—	—	—	1,059.4
Capital lease obligations, less current portion	62.0	—	0.2	—	62.2
Other liabilities	101.4	2.8	4.3	—	108.5

	2,188.1	73.8	576.4	(290.3)	2,548.0
Total stockholders’ equity	631.6	(17.7)	302.6	(284.9)	631.6

	$2,819.7	$56.1	$879.0	$(575.2)	$3,179.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$292.7	$(0.7)	$37.4	$—	$329.4

Investing activities:
Capital expenditures	(47.6)	(0.3)	(30.6)	—	(78.5)
Cash used for acquisitions, net	(1.4)	—	(0.2)	—	(1.6)
Proceeds from sales of property and equipment	22.2	—	0.5	—	22.7
Proceeds from sales of store operations	1.5	—	10.9	—	12.4
Proceeds from insurance recoveries	4.0	—	—	—	4.0

Net cash flow used for investing activities	(21.3)	(0.3)	(19.4)	—	(41.0)

Financing activities:
Repayments on credit agreements	(155.5)	—	—	—	(155.5)
Cash dividends	(11.3)	—	—	—	(11.3)
Capital lease payments	(15.7)	—	(0.7)	—	(16.4)
Intercompany loans	24.6	—	(24.6)	—	—

Net cash flow used for financing activities	(157.9)	—	(25.3)	—	(183.2)

Effect of exchange rate changes on cash	—	—	13.5	—	13.5

Net increase (decrease) in cash and cash equivalents	113.5	(1.0)	6.2	—	118.7
Cash and cash equivalents at beginning of year	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of year	$228.5	$8.3	$158.1	$—	$394.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2005
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$(81.4)	$9.4	$1.5	$—	$(70.5)

Investing activities:
Capital expenditures	(101.2)	(5.4)	(32.8)	—	(139.4)
Cash used for acquisitions, net	(0.6)	(1.3)	(0.6)	—	(2.5)
Proceeds from sales of property and equipment	0.1	—	0.4	—	0.5
Proceeds from sales of store operations	22.5	—	4.2	—	26.7
Other investing activities	0.5	—	—	—	0.5

Net cash flow used for investing activities	(78.7)	(6.7)	(28.8)	—	(114.2)

Financing activities:
Proceeds from credit agreements	255.0	—	—	—	255.0
Repayments on credit agreements	(225.1)	—	—	—	(225.1)
Net repayments on other notes and lines of credit	(0.7)	—	—	—	(0.7)
Net proceeds from the issuance of preferred stock	144.0	—	—	—	144.0
Net proceeds from the exercise of stock options	0.8	—	—	—	0.8
Cash dividends	(7.8)	—	—	—	(7.8)
Payment of debt financing costs	(8.1)	—	—	—	(8.1)
Capital lease payments	(19.1)	—	(0.7)	—	(19.8)
Intercompany loans	(46.9)	—	46.9	—	—

Net cash flow provided by financing activities	92.1	—	46.2	—	138.3

Effect of exchange rate changes on cash	—	—	(7.7)	—	(7.7)

Net increase (decrease) in cash and cash equivalents	(68.0)	2.7	11.2	—	(54.1)
Cash and cash equivalents at beginning of year	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of year	$115.0	$9.3	$151.9	$—	$276.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2004
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by operating activities	$301.7	$11.6	$103.7	$—	$417.0

Investing activities:
Capital expenditures	(225.6)	(8.4)	(55.1)	—	(289.1)
Cash used for acquisitions, net	(9.8)	(15.7)	—	—	(25.5)
Proceeds from sales of property and equipment	—	—	0.5	—	0.5
Proceeds from sales of store operations	—	—	0.1	—	0.1
Other investing activities	0.1	—	—	—	0.1

Net cash flow used for investing activities	(235.3)	(24.1)	(54.5)	—	(313.9)

Financing activities:
Proceeds from credit agreements	820.0	—	—	—	820.0
Proceeds from senior subordinated notes	300.0	—	—	—	300.0
Repayments on credit agreements	(170.0)	—	—	—	(170.0)
Net repayments on other notes and lines of credit	(2.9)	—	(20.9)	—	(23.8)
Net proceeds from the exercise of stock options	2.8	—	—	—	2.8
Cash dividends	(920.1)	—	—	—	(920.1)
Payment of debt financing costs	(18.7)	—	—	—	(18.7)
Capital lease payments	(20.3)	—	(0.7)	—	(21.0)
Capital contributions received from Viacom	6.9	—	—	—	6.9
Excess tax benefit from share-based compensation	5.1	—	—	—	5.1
Intercompany loans	(28.1)	14.8	13.3	—	—

Net cash flow provided by (used for) financing activities	(25.3)	14.8	(8.3)	—	(18.8)

Effect of exchange rate changes on cash	—	—	12.6	—	12.6

Net increase in cash and cash equivalents	41.1	2.3	53.5	—	96.9
Cash and cash equivalents at beginning of year	141.9	4.3	87.2	—	233.4

Cash and cash equivalents at end of year	$183.0	$6.6	$140.7	$—	$330.3

Item 9. Changes	In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on their evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

II.	Management’s Report on Internal Control over Financial Reporting

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

III.	Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

IV.	Report of Accountant

Please refer to “Report of Independent Registered Public Accounting Firm” under Item 8 above for the report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting.

Item 9B. Other	Information

None.

PART III

The information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2007 annual meeting of stockholders (“2007 Proxy Statement”), as indicated below. Our 2007 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after December 31, 2006.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item regarding our directors and executive officers is set forth under the caption “Directors and Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (“Code of Ethics”), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2007 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2007 Proxy Statement under the caption “Executive Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2007 Proxy Statement under the caption “Executive Compensation—Report of the Compensation Committee on Executive Compensation” is not deemed to be “filed” with the SEC or subject to the liabilities of the Securities Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2007 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

None.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The information required by this item regarding our policies and procedures for the review, approval or ratification of related party transactions that are required to be disclosed under the SEC’s rules and regulations will be set forth in our 2007 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2007 Proxy Statement under the caption “Corporate Governance—Director Independence,” which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2007 Proxy Statement under the captions “Audit Committee and Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee and Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

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

3. Exhibits.

The Exhibit Index on pages 130 through 133 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JOHN F. ANTIOCO
John F. Antioco Chairman of the Board and Chief Executive Officer

Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN F. ANTIOCO John F. Antioco	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

By:	/s/ LARRY J. ZINE Larry J. Zine	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 1, 2007

By:	/s/ EDWARD BLEIER Edward Bleier	Director	March 1, 2007

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	March 1, 2007

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	March 1, 2007

By:	/s/ JAMES W. CRYSTAL James W. Crystal	Director	March 1, 2007

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 1, 2007

By:	/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 1, 2007

By:	/s/ STRAUSS ZELNICK Strauss Zelnick	Director	March 1, 2007

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Viacom Agreements

10.1	(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(c)	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1	(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.1	(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

Executive Officer Employment and Separation Agreements

10.2	(a)	Employment Agreement between Blockbuster Inc. and John F. Antioco, dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

10.2	(b)	Letter dated June 17, 2004 from the Chairman of Blockbuster Inc’s Senior Executive Compensation Committee to John F. Antioco (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

10.2	(c)	Addendum to the Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2005 (see Current Report on Form 8-K, filed on March 21, 2005).

10.2	(d)	Addendum to Employment Agreement between Blockbuster Inc. and John F. Antioco, dated November 29, 2006 (see Current Report on Form 8-K, filed on November 29, 2006).

10.2	(e)	Employment Agreement between Blockbuster Inc. and Edward B. Stead, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 29, 2002).

10.2	(f)	Letter Agreement between Blockbuster Inc. and Edward B. Stead dated February 28, 2006 (see Current Report on Form 8-K, filed on March 1, 2006).

10.2	(g)	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

10.2	(h)	Letter Agreement between Blockbuster Inc. and Larry Zine dated February 21, 2006 (see Current Report on Form 8-K, filed on February 23, 2006).

10.2	(i)	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, commencing October 10, 2001 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(j)	Addendum to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(k)	Executive Service Agreement between Blockbuster Inc. Entertainment Limited and Christopher Wyatt, effective as of October 1, 2005 (see Current Report on Form 8-K, filed on October 18, 2005).

10.2	(l)	Employment Agreement between Blockbuster Inc. and Frank Paci, dated January 28, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Management Compensatory Plans and Forms of Award Agreements

10.3	(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K, filed on December 20, 2004).

10.3	(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO, filed on November 9, 2004 ).

10.3	(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO, filed on November 9, 2004 ).

10.3	(h)	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(i)	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.3	(j)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.3	(k)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(l)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K, filed on December 16, 2005).

Director Compensation

10.4	(a)	Blockbuster Inc. Compensation Plan for Non-Employee Directors (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.4	(b)	Blockbuster Inc. Amended and Restated Compensation Plan for Non-Employee Directors (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.4	(c)*	Summary of Non-Employee Directors’ Compensation.

Director and Officer Indemnity Agreements

10.5		Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreement

10.6	(a)	Amended and Restated Commitment Letter, dated as of February 2, 2005, by and among Blockbuster Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First Boston, Citicorp North America, Inc. and Citigroup Global Markets Inc (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

10.6	(b)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(c)	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(d)	Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.6	(e)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K, filed on May 6, 2005).

10.6	(f)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005, filed on August 9, 2005).

10.6	(g)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

Other Exhibits

21.1	*	List of Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.