Form 10-Q
period 2007-04-01
BLOCKBUSTER INC
filed 2007-05-11
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 7, 2007:

Class A common stock, par value $.01 per share: 120,039,545

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Revenues:
Base rental revenues	$863.3	$883.9
Previously rented product (“PRP”) revenues	168.3	151.6
Extended viewing fee (“EVF”) revenues	19.6	18.8

Total rental revenues	1,051.2	1,054.3
Merchandise sales	392.2	326.7
Other revenues	29.6	15.9

	1,473.0	1,396.9

Cost of sales:
Cost of rental revenues	414.1	358.6
Cost of merchandise sold	296.9	248.6

Total cost of sales	711.0	607.2

Gross profit	762.0	789.7

Operating expenses:
General and administrative	654.5	667.6
Advertising	76.6	39.2
Depreciation and intangible amortization	49.3	50.8

	780.4	757.6

Operating income (loss)	(18.4)	32.1
Interest expense	(23.6)	(26.7)
Interest income	1.9	1.3
Other items, net	(0.4)	1.2

Income (loss) before income taxes	(40.5)	7.9
Benefit (provision) for income taxes	(8.5)	2.6

Income (loss) from continuing operations	(49.0)	10.5
Income (loss) from discontinued operations (Note 5)	2.6	(12.4)

Net loss	(46.4)	(1.9)
Preferred stock dividends	(2.8)	(2.8)

Net loss applicable to common stockholders	$(49.2)	$(4.7)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.27)	$0.04
Discontinued operations	0.01	(0.07)

Net loss	$(0.26)	$(0.03)

Weighted-average common shares outstanding:
Basic	189.4	186.7

Diluted	189.4	188.0

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	April 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$182.3	$394.9
Receivables, less allowances of $6.8 and $6.5 for 2007 and 2006, respectively	107.7	133.8
Merchandise inventories	370.5	343.9
Rental library, net	435.7	457.1
Deferred income taxes	14.1	14.1
Prepaid and other current assets	220.7	221.8

Total current assets	1,331.0	1,565.6
Property and equipment, net	537.8	580.1
Deferred income taxes	105.6	129.3
Intangibles, net	27.1	27.5
Goodwill	803.5	807.7
Other assets	24.4	27.0

	$2,829.4	$3,137.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$442.4	$517.7
Accrued expenses	578.6	670.9
Current portion of long-term debt	23.3	73.4
Current portion of capital lease obligations	10.7	11.3
Deferred income taxes	97.2	122.0

Total current liabilities	1,152.2	1,395.3
Long-term debt, less current portion	841.0	851.0
Capital lease obligations, less current portion	46.1	48.5
Other liabilities	89.4	100.0

	2,128.7	2,394.8

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized;
0.15 shares issued and outstanding for 2007 and 2006 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 117.4 and 117.3 shares issued and outstanding for 2007 and 2006, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2007 and 2006	0.7	0.7
Additional paid-in capital	5,374.6	5,371.3
Accumulated deficit	(4,808.6)	(4,763.3)
Accumulated other comprehensive loss	(17.2)	(17.5)

Total stockholders’ equity	700.7	742.4

	$2,829.4	$3,137.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net loss	$(46.4)	$(1.9)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and intangible amortization	49.4	51.3
Rental library purchases	(155.3)	(168.0)
Rental library amortization	179.3	178.8
Non-cash share-based compensation	8.1	7.1
Gain on sale of store operations	(2.8)	—
Deferred taxes and other	(0.6)	0.6
Change in operating assets and liabilities:
Decrease in receivables	28.4	21.7
Increase in merchandise inventories	(30.8)	(0.4)
(Increase) decrease in prepaid and other assets	3.0	(29.1)
Increase (decrease) in accounts payable	(73.4)	45.1
Decrease in accrued expenses and other liabilities	(102.9)	(64.2)

Net cash flow provided by (used for) operating activities	(144.0)	41.0

Cash flows from investing activities:
Capital expenditures	(11.0)	(8.1)
Proceeds from sale of store operations	8.5	0.9
Other investing activities	(0.1)	0.1

Net cash flow used for investing activities	(2.6)	(7.1)

Cash flows from financing activities:
Repayments on credit agreement	(60.1)	(80.2)
Cash dividends on preferred stock	(2.8)	(2.8)
Capital lease payments	(3.1)	(4.1)

Net cash used for financing activities	(66.0)	(87.1)

Effect of exchange rate changes on cash	—	0.7

Net decrease in cash and cash equivalents	(212.6)	(52.5)
Cash and cash equivalents at beginning of period	394.9	276.2

Cash and cash equivalents at end of period	$182.3	$223.7

Supplemental cash flow information:
Cash payments for interest	$30.3	$33.3
Cash payments for income taxes	$12.6	$7.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. Blockbuster also operates an online service offering rental and sale of movies delivered by mail.

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, except where discussed below.

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

Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Sunday following December 30. The change in Blockbuster’s fiscal year took effect on January 1, 2007, therefore there was no transition period in connection with this change of fiscal year-end. As a result, the first quarter of 2007 includes the thirteen weeks ended April 1, 2007 and the first quarter of 2006 includes the three months ended March 31, 2006.

Severance Charges

During the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006, the Company incurred severance costs of $1.8 million and $9.5 million, respectively, as a result of involuntary employee

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

terminations initiated as part of the Company’s focus on operating expense management and the closure of certain international markets. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of April 1, 2007, the remaining liability to be paid in the future related to these and other termination benefits was approximately $3.9 million. There have been no significant adjustments to previously accrued severance costs during 2007.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the period that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006, the Company incurred approximately $3.6 million and $2.3 million, respectively, in operating expenses related to store closures. This includes $2.8 million in charges to establish reserves for or to pay lease termination costs associated with the closure of company-owned store locations during the thirteen weeks ended April 1, 2007. The remaining operating expenses incurred during the thirteen weeks ended April 1, 2007 reflect accelerated depreciation of store assets during the period. As of April 1, 2007 and December 31, 2006, the remaining liability to be paid in the future related to these reserves was $1.8 million and $4.5 million. The Company made payments of approximately $5.5 million in rent and lease termination costs for the thirteen week period ended April 1, 2007. There have been no significant adjustments to previously accrued store closure costs during 2007.

Amended and Restated Employment Agreement with CEO

As previously disclosed in Blockbuster’s Form 10-K filed with the SEC on March 1, 2007, Blockbuster and its Chief Executive Officer were in discussions in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to the Chief Executive Officer. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to the Chief Executive Officer of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board would award him no 2006 bonus if the Chief Executive Officer contested the award. The Chief Executive Officer maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. Blockbuster had accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies. On March 20, 2007, Blockbuster announced that the Company and its Chief Executive Officer entered into a settlement agreement and an amended and restated employment agreement that collectively resolve the disagreement and set forth the terms of the Chief Executive Officer’s continued employment with Blockbuster which will end on or before December 31, 2007. Under the amended and restated employment agreement, the Chief Executive Officer received a 2006 bonus of approximately $3.1 million. As a result, the Company reversed approximately $1.4 million of bonus expense which was accrued at December 31, 2006. Additionally, the Chief Executive Officer will receive a lump sum payment of approximately $5 million and be entitled to the immediate vesting of any previously unvested restricted share units and stock options at the conclusion of his employment as discussed further in Note 3 below.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Franchisee Termination Agreement

During the first quarter of 2007, Blockbuster’s franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, Blockbuster entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. The termination agreement resulted in Blockbuster receiving a termination fee of approximately $20 million, which has been included in “Other revenues” in the Company’s Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 6.6 million and 7.1 million shares of Class A common stock were outstanding as of April 1, 2007 and March 31, 2006, respectively. Additionally, 3.3 million and 4.9 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of April 1, 2007 and March 31, 2006, respectively. There were also performance-based awards of 2.3 million restricted shares and restricted share units settleable in shares of Class A common stock at April 1, 2007. The performance criteria for these awards were met as of December 31, 2006. Because their inclusion would be anti-dilutive, all stock options and all shares of Series A convertible preferred stock for the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006 and all restricted shares and restricted share units and performance-based awards for the thirteen weeks ended April 1, 2007 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Weighted-average shares for basic EPS	189.4	186.7
Incremental shares for restricted shares and restricted share units	—	1.3

Weighted-average shares for dilutive EPS	$189.4	$188.0

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated other comprehensive loss of $17.2 million and $17.5 million as of April 1, 2007 and December 31, 2006, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Comprehensive loss for the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006 was as follows:

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Net loss	$(46.4)	$(1.9)
Foreign currency translation adjustment, net of tax	0.3	(0.3)

Total comprehensive loss	$(46.1)	$(2.2)

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Upon adoption of FIN 48 on January 1, 2007, the Company reduced the total liability relating to its uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit. The remaining liability for uncertain tax positions of approximately $4.2 million as of January 1, 2007 is reflected as $2.4 million in “Accrued expenses” and $1.8 million in “Other liabilities” on the Company’s Consolidated Balance Sheet. If recognized, both amounts would result in a positive effect on the Company’s effective tax rate.

The following is a summary of the Company’s domestic tax years that remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/02 and prior	No	Yes	N/A	Yes
Domestic	12/31/03	Yes	Yes	N/A	Yes
Domestic	09/30/04	Yes	No	Yes	Yes
Domestic	12/31/04	Yes	No	Yes	No
Domestic	12/31/05	Yes	No	Yes	No
Domestic	12/31/06	Yes	No	No	No

The following is a summary of the Company’s other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years under Examination
Canada	1999 and prior	Post 1999	2000 & 2001
Ireland	1999 and prior	Post 1999	N/A
Italy	2001 and prior	Post 2001	N/A
Mexico	2000 and prior	Post 2000	N/A
United Kingdom	2003 and prior	Post 2003	N/A

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of April 1, 2007, the Company had recorded liabilities of approximately $2.0 million associated with accrued interest and penalties related to uncertain tax positions.

During the first quarter of 2006, the Company recorded a $6.7 million tax benefit resulting from the resolution of specific international tax audit issues.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	April 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at April 1, 2007	$17.1	$20.8
Term B loan, interest rate ranging from 8.6% to 8.7% at April 1, 2007	6.2	52.6

Total current portion of long-term debt	23.3	73.4
Current portion of capital lease obligations	10.7	11.3

	$34.0	$84.7

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	April 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at April 1, 2007	$53.6	$60.5
Term B loan, interest rate ranging from 8.6% to 8.7% at April 1, 2007	487.4	490.5
Senior subordinated notes, interest rate of 9.0% at April 1, 2007	300.0	300.0

Total long-term debt, less current portion	841.0	851.0
Capital lease obligations, less current portion	46.1	48.5

	$887.1	$899.5

As of April 1, 2007, no balance was outstanding under the Company’s revolving credit facility and $564.3 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $55.4 million reserved to support other letters of credit, totaled $294.6 million at April 1, 2007. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 1, 2007 for borrowings under the credit facilities was 8.6%. As of April 1, 2007, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of April 1, 2007, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of the senior subordinated notes, the Company was obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). As of February 18, 2006, the Company began incurring additional interest expense of the maximum of 1.0% per annum because an exchange offer for the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

senior subordinated notes was not completed. The exchange offer was completed on May 30, 2006, which resulted in the interest rate on the senior subordinated notes reverting back to 9.0% per annum.

On April 18, 2007, the Company entered into an amendment to its credit agreement which provides for additional sales, transfers or other dispositions of assets with a cumulative aggregate fair market value of up to $150 million, provided, that the Company makes prepayments on the credit facilities in the amount of the net proceeds received from such additional sales, transfers or other dispositions of assets. The Company’s credit agreement also requires compliance with various covenants. As of April 1, 2007, the Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the credit agreement and expects to be in compliance with its covenants over the next twelve months. Additionally, the Company intends to launch a new credit facility during the second quarter of 2007 to take advantage of the Company’s improved balance sheet and leverage and to obtain additional operating flexibility. The Company expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. As a result, the Company made payments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the thirteen weeks ended April 1, 2007, the Company did not generate excess cash flow, as defined by the credit agreement; as a result, the Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2007. Additionally, the Company is required to make payments on the credit facilities related to sales of store operations and property and equipment, as defined by the credit agreement. Therefore, during the first quarter of 2007, the Company made payments of approximately $9 million related to sales in the first quarter of 2007 and the fourth quarter of 2006.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006, the Company recognized approximately $1.3 million and $1.9 million, respectively, of share-based compensation expense related to stock options and approximately $6.8 million and $5.2 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

In February 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees that were contingent upon the Company meeting specific performance goals. These awards will vest in three equal installments on each of May 5, 2007, May 5, 2008 and May 5, 2009. The Company recognized compensation expense beginning in the first quarter 2006 relating to these awards as it was probable that the performance conditions would be achieved. As of December 31, 2006, the performance criteria was met and the awards will be granted during the second quarter of 2007.

During the thirteen weeks ended April 1, 2007, no stock options were granted to employees, no stock options were exercised and 0.1 million stock options were cancelled. In addition, no material restricted shares or restricted share units were granted to employees and 0.2 million restricted shares and restricted share units were

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

cancelled during the thirteen weeks ended April 1, 2007. As of April 1, 2007, 6.6 million stock options and 5.0 million restricted shares and restricted share units remained outstanding.

During the first quarter of 2007, the Company and its Chief Executive Officer, John F. Antioco, entered into an amended and restated employment agreement as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco will be entitled to the immediate vesting and payment of his restricted share units that are settleable in cash upon the conclusion of his employment with Blockbuster. As of April 1, 2007, the liability related to Mr. Antioco’s restricted share units was approximately $9.8 million, which has been included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. Additionally, the exercisability of all of his previously granted stock options that have not become exercisable on or prior to the date of the conclusion of his employment will be accelerated and such stock options, together with all of his previously granted stock options that are exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following December 31, 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his contract was not renewed. The additional life of six months that Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which, approximately $0.8 million was recorded during the first quarter of 2007 related to options that have vested and the remainder will be recognized over the remaining vesting period for options that have not yet vested.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of April 1, 2007 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units (1)(2)	Stock Options	Total
Nine month period ended January 6, 2008	$8.1	$1.5	$9.6
Fiscal year ended January 4, 2009	3.9	—	3.9
Fiscal year ended January 3, 2010 and thereafter	1.0	—	1.0

Total	$13.0	$1.5	$14.5

(1)	Approximately 1.7 million restricted share units are payable in cash based on the average of the closing prices of a share of each of the Company’s Class A and Class B common stock on the date of termination of Mr. Antioco’s employment with the Company. The unamortized compensation expense related to these restricted share units was estimated based on the average trading prices of the Company’s Class A and B common stock as of April 1, 2007. However, the actual recognized compensation expense related to these restricted share units may change based on fluctuations in the Company’s stock price through the date of termination of Mr. Antioco’s employment with the Company.

(2)	The unamortized compensation expense related to performance-based awards was based on the Company’s achievement of the performance criteria for the period ended December 31, 2006, which was certified during the first quarter of 2007.

Note 4—Commitments and Contingencies

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

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. On May 2, 2007, the trial court granted Blockbuster’s motion for summary judgment dismissing the state law unfair practices and unfair competition claims. Plaintiffs may appeal this decision. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (the “Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorney’s fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorney’s fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself in the lawsuit. On March 10, 2003, in Marc Yedid v. Blockbuster Canada, filed on November 23, 2001, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004, the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs appealed the trial court’s dismissal. On March 8, 2007, the Quebec Court of Appeals affirmed the trial court’s dismissal and ordered plaintiffs to reimburse Blockbuster its costs. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorney’s fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constitutes conversion and violates California consumer protection statutes prohibiting untrue and misleading advertising. The suit seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit seeks compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 24, 2006, the Tallarino and Sanchez cases were consolidated. On March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging that

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Blockbuster’s “no late fees” program is a breach of an express warranty and a violation of California’s business and professions code as an unfair business practice and misleading advertising claim. This suit seeks compensatory, statutory and injunctive relief. This suit has been stayed in deference to the Tallarino and Sanchez cases. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit sought compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Eastern District of New York. On March 19, 2007, plaintiff Lustberg’s case was dismissed with prejudice. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit seeks compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

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

On September 8, 2006, John Halaris filed a putative collective class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserts claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorney’s fees, a constructive

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that Blockbuster has sold and/or offered for sale in the United States a service that infringes two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleges that Blockbuster has actively induced and/or contributed to others’ infringement of the two patents. The lawsuit seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. Blockbuster believes that Netflix’s claims are without merit and intends to defend itself vigorously in the lawsuit. On June 13, 2006, Blockbuster answered and asserted antitrust counterclaims against Netflix. The counterclaims alleged that, among other things, the Netflix patents are unenforceable and were obtained through deceptive practices, and that the attempt to enforce them against Blockbuster is an attempt to monopolize the online rental business. On April 30, 2007, Blockbuster dismissed its antitrust counterclaims against Netflix. Blockbuster continues to allege that Netflix failed to inform the U.S. Patent Office of previous patents and previous business methods of other companies, despite the legal duty to make such disclosures, and this failure renders Netflix’s patents unenforceable.

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom, Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff seeks declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

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

Note 5—Divestitures and Discontinued Operations

During the first quarter of 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company finalized its plan to close its operations in Spain. The Company recorded $5.9 million in severance costs, inventory charges and other costs associated with the closure of these locations during the first quarter of 2006.

During the first quarter of 2007, the Company completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. The Company recorded a gain on sale of approximately $2.8 million on the divestiture of RHINO.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the operations in Spain and RHINO have been classified as discontinued operations. Additionally, discontinued operations also include MOVIE TRADING CO.® and Movie Brands Inc., which were divested during the third and fourth quarters of 2006, respectively. As a result, the Company’s consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for the periods presented.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Revenues	$2.0	$32.5
Income (loss) before income taxes	$2.6	$(12.4)
Income (loss) from discontinued operations	$2.6	$(12.4)

Note 6—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of the Company’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with Blockbuster. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. During the thirteen weeks ended April 1, 2007 and the three months ended March 31, 2006, Blockbuster and its subsidiaries have paid Take-Two approximately $7.8 million and $4.9 million, respectively, pursuant to Blockbuster’s commercial arrangements with Take-Two.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 7—Subsequent Events

On May 2, 2007, the Company announced that its subsidiary Blockbuster UK Limited had sold all of the equity interests in its subsidiary Games Station Ltd. (“Gamestation”) to THE GAME GROUP PLC for approximately $150 million in cash, subject to final adjustments based on a closing balance sheet, and expects to record a gain on the sale between $45 million and $50 million. The Company retained 34 Gamestation locations that operate as a store-in-store within Blockbuster stores. As of April 1, 2007, the operations of Gamestation did not qualify for held-for-sale treatment under the provisions of SFAS 144. The Company used a majority of the proceeds to pay down outstanding debt.

Note 8—Condensed Consolidated Financial Statements

The Company’s senior subordinated notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the senior subordinated notes. The Company’s domestic subsidiaries consist primarily of the Company’s distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s senior subordinated notes is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following financial information presents condensed consolidated statements of operations, balance sheets and statements of cash flows for Blockbuster Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The information has been presented as if Blockbuster Inc. accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

	Statement of Operations for the Thirteen Weeks Ended April 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$820.8	$—	$230.4	$—	$1,051.2
Merchandise sales	109.2	—	283.0	—	392.2
Other revenues	33.4	17.0	2.6	(23.4)	29.6

	963.4	17.0	516.0	(23.4)	1,473.0

Cost of sales:
Cost of rental revenues	341.7	—	72.4	—	414.1
Cost of merchandise sold	77.1	—	219.8	—	296.9

	418.8	—	292.2	—	711.0

Gross profit	544.6	17.0	223.8	(23.4)	762.0

Operating expenses:
General and administrative	467.8	17.2	192.9	(23.4)	654.5
Advertising	63.1	—	13.5	—	76.6
Depreciation and intangible amortization	34.9	—	14.4	—	49.3

	565.8	17.2	220.8	(23.4)	780.4

Operating income (loss)	(21.2)	(0.2)	3.0	—	(18.4)
Interest expense	(22.0)	—	(3.4)	1.8	(23.6)
Interest income	2.6	—	1.1	(1.8)	1.9
Other items, net	(0.1)	—	(0.3)	—	(0.4)

Income (loss) before income taxes	(40.7)	(0.2)	0.4	—	(40.5)
Provision for income taxes	(3.5)	—	(5.0)	—	(8.5)
Equity in income (loss) of affiliated companies, net of tax	(2.2)	—	—	2.2	—

Income (loss) from continuing operations	(46.4)	(0.2)	(4.6)	2.2	(49.0)
Income from discontinued operations, net of tax	—	2.6	—	—	2.6

Net income (loss)	$(46.4)	$2.4	$(4.6)	$2.2	$(46.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended March 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$815.3	$—	$239.0	$—	$1,054.3
Merchandise sales	131.4	—	195.3	—	326.7
Other revenues	17.2	19.5	3.0	(23.8)	15.9

	963.9	19.5	437.3	(23.8)	1,396.9

Cost of sales:
Cost of rental revenues	281.2	—	77.4	—	358.6
Cost of merchandise sold	97.5	—	151.1	—	248.6

	378.7	—	228.5	—	607.2

Gross profit	585.2	19.5	208.8	(23.8)	789.7

Operating expenses:
General and administrative	486.3	20.6	184.5	(23.8)	667.6
Advertising	29.6	—	9.6	—	39.2
Depreciation and intangible amortization	35.6	—	15.2	—	50.8

	551.5	20.6	209.3	(23.8)	757.6

Operating income (loss)	33.7	(1.1)	(0.5)	—	32.1
Interest expense	(25.6)	—	(3.6)	2.5	(26.7)
Interest income	2.9	—	0.9	(2.5)	1.3
Other items, net	1.7	—	(0.5)	—	1.2

Income (loss) before income taxes	12.7	(1.1)	(3.7)	—	7.9
Benefit for income taxes	—	—	2.6	—	2.6
Equity in income (loss) of affiliated companies, net of tax	(14.6)	—	—	14.6	—

Income (loss) from continuing operations	(1.9)	(1.1)	(1.1)	14.6	10.5
Loss from discontinued operations, net of tax	—	(5.1)	(7.3)	—	(12.4)

Net income (loss)	$(1.9)	$(6.2)	$(8.4)	$14.6	$(1.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at April 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$86.7	$1.7	$93.9	$—	$182.3
Receivables, net	70.1	—	37.6	—	107.7
Intercompany receivables	246.5	—	—	(246.5)	—
Merchandise inventories	134.7	—	235.8	—	370.5
Rental library, net	339.7	—	96.0	—	435.7
Deferred income taxes	—	—	14.1	—	14.1
Prepaid and other current assets	164.5	—	56.2	—	220.7

Total current assets	1,042.2	1.7	533.6	(246.5)	1,331.0
Property and equipment, net	393.4	—	144.4	—	537.8
Deferred income taxes	84.7	—	20.9	—	105.6
Investment in subsidiaries	269.7	—	—	(269.7)	—
Intangibles, net	6.0	—	21.1	—	27.1
Goodwill	663.8	—	139.7	—	803.5
Other assets	19.1	3.0	2.3	—	24.4

	$2,478.9	$4.7	$862.0	$(516.2)	$2,829.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254.9	$0.9	$186.6	$—	$442.4
Intercompany payables	—	0.9	245.6	(246.5)	—
Accrued expenses	445.1	0.5	133.0	—	578.6
Current portion of long-term debt	23.3	—	—	—	23.3
Current portion of capital lease obligations	10.3	—	0.4	—	10.7
Deferred income taxes	84.7	—	12.5	—	97.2

Total current liabilities	818.3	2.3	578.1	(246.5)	1,152.2
Long-term debt, less current portion	841.0	—	—	—	841.0
Capital lease obligations, less current portion	46.1	—	—	—	46.1
Other liabilities	72.8	—	16.6	—	89.4

	1,778.2	2.3	594.7	(246.5)	2,128.7
Total stockholders’ equity	700.7	2.4	267.3	(269.7)	700.7

	$2,478.9	$4.7	$862.0	$(516.2)	$2,829.4

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow used for operating activities	$(57.2)	$(15.1)	$(71.7)	$—	$(144.0)

Investing activities:
Capital expenditures	(7.9)	—	(3.1)	—	(11.0)
Proceeds from sale of store operations	—	8.5	—	—	8.5
Other investing activities	—	—	(0.1)	—	(0.1)

Net cash flow provided by (used for) investing activities	(7.9)	8.5	(3.2)	—	(2.6)

Financing activities:
Repayments on credit agreements	(60.1)	—	—	—	(60.1)
Cash dividends on preferred stock	(2.8)	—	—	—	(2.8)
Capital lease payments	(3.0)	—	(0.1)	—	(3.1)
Intercompany loans	(10.8)	—	10.8	—	—

Net cash flow provided by (used for) financing activities	(76.7)	—	10.7	—	(66.0)

Effect of exchange rate changes on cash	—	—	—	—	—

Net decrease in cash and cash equivalents	(141.8)	(6.6)	(64.2)	—	(212.6)
Cash and cash equivalents at beginning of period	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$86.7	$1.7	$93.9	$—	$182.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Three Months Ended March 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$58.8	$(1.0)	$(16.8)	$—	$41.0

Investing activities:
Capital expenditures	(4.3)	(0.1)	(3.7)	—	(8.1)
Proceeds from sale of store operations	—	—	0.9	—	0.9
Other investing activities	—	—	0.1	—	0.1

Net cash flow used for investing activities	(4.3)	(0.1)	(2.7)	—	(7.1)

Financing activities:
Repayments on credit agreements	(80.2)	—	—	—	(80.2)
Cash dividends on preferred stock	(2.8)	—	—	—	(2.8)
Capital lease payments	(3.9)	—	(0.2)	—	(4.1)
Intercompany loans	10.5	—	(10.5)	—	—

Net cash flow used for financing activities	(76.4)	—	(10.7)	—	(87.1)

Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net decrease in cash and cash equivalents	(21.9)	(1.1)	(29.5)	—	(52.5)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$93.1	$8.2	$122.4	$—	$223.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended April 1, 2007	Three Months Ended March 31, 2006
Statement of Operations Data:
Revenues	$1,473.0	$1,396.9
Cost of sales	711.0	607.2

Gross profit	762.0	789.7
Operating expenses	780.4	757.6

Operating income (loss)	(18.4)	32.1
Interest expense and other items, net	(22.1)	(24.2)

Loss before income taxes	(40.5)	7.9
Benefit (provision) for income taxes	(8.5)	2.6

Income (loss) from continuing operations	(49.0)	10.5
Income (loss) from discontinued operations, net of tax	2.6	(12.4)

Net loss	(46.4)	(1.9)
Preferred stock dividends	(2.8)	(2.8)

Net loss applicable to common stockholders	$(49.2)	$(4.7)

Cash Flow Data:
Cash provided by (used for) operating activities	$(144.0)	$41.0
Cash used for investing activities	$(2.6)	$(7.1)
Cash used for financing activities	$(66.0)	$(87.1)

Margins:
Rental margin (1)	60.6%	66.0%
Merchandise margin (2)	24.3%	23.9%
Gross margin (3)	51.7%	56.5%

Worldwide Store Data:
Same-store revenues increase (decrease) (4)	4.4%	(4.6)%
Total system-wide stores at end of period	8,201	8,927

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

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

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 8,000 stores in the United States, its territories and 21 other countries as of April 1, 2007.

During the first quarter of 2007, we continued to focus on our business plan of growing our share of the overall movie rental business and maximizing our asset portfolio. We believe that the successful execution of this business plan is essential to combat the significant challenges which continue to face the in-store home video rental industry. We believe the decline in worldwide in-store home video rental industry has been caused primarily by (i) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets; and (iii) competition from other forms of leisure entertainment.

During the quarter, we continued to invest significantly in our online subscription business because we believe that our ability to integrate our online subscription service with our in-store business provides us with a distinct competitive advantage. As a result, the first quarter of 2007 was our highest subscriber growth quarter ever, surpassing the successful launch of BLOCKBUSTER Total Access TM in the fourth quarter of 2006. As of April 1, 2007, we had over 3.0 million total online subscribers, including over 2.8 million paying subscribers. The success of BLOCKBUSTER Total Access has enabled us to double our online subscriber base in the last six months. As a result, we believe we will achieve our year-end goal of well over four million subscribers.

Total revenues for the first quarter of 2007 increased approximately $76 million over the first quarter of 2006 primarily because of strong performance in merchandise sales internationally and approximately $20 million received as a result of the termination of our franchise agreement with our franchisee in Brazil. Our international same-store game sales increased 52.5% due to the release of next generation game platforms during the first quarter of 2007. Additionally, our rental revenues were negatively impacted by the closure of company-operated stores since the first quarter of 2006 which was mostly offset by increased revenues from BLOCKBUSTER Total Access which drove a 4.3% increase in our domestic same-store movie rental revenues. Our gross profit declined primarily from a decrease in our rental gross margin due to purchases of additional rental product in order to support in-store exchanges resulting from additional traffic generated by the significant growth of BLOCKBUSTER Total Access and a larger than anticipated decline in the in-store rental industry.

We continue to review our asset portfolio and, during the first quarter of 2007, we reduced our store base by approximately 150 company-owned stores, net of store openings, including the sale of RHINO VIDEO GAMES®. On May 2, 2007, we sold Games Station Ltd. (“Gamestation”) for approximately $150 million, subject to final adjustments based on a closing balance sheet. The majority of the proceeds from the sale of Gamestation were used to pay down outstanding debt.

In connection with our recent asset sales, we entered into an amendment to our credit agreement that provides for additional asset sales under the agreement. Additionally, during the first quarter of 2007, we made prepayments of approximately $60 million on the term portions of our credit facilities due to excess cash flow generated for the year ended December 31, 2006 and prepayment requirements from asset sales which occurred during the first quarter of 2007 and the fourth quarter of 2006. We also intend to launch a new credit facility during the second quarter of 2007 to take advantage of our improved balance sheet and leverage and to obtain additional operating flexibility.

Thirteen Weeks Ended April 1, 2007 Compared with Three Months Ended March 31, 2006

Revenues.    Revenues increased $76.1 million, or 5.4%, from the first quarter of 2006 to the first quarter of 2007. The following is a summary of revenues by category:

	Thirteen Weeks Ended April 1, 2007		Three Months Ended March 31, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$1,051.2	71.4%	$1,054.3	75.5%	$(3.1)	(0.3)%
Merchandise sales	392.2	26.6%	326.7	23.4%	65.5	20.0%
Other revenues	29.6	2.0%	15.9	1.1%	13.7	86.2%

Total revenues	$1,473.0	100.0%	$1,396.9	100.0%	$76.1	5.4%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	1.3%	3.2%	(5.0)%
Merchandise sales	14.3%	(15.0)%	31.7%
Total revenues	4.4%	0.6%	12.2%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    Rental revenues decreased $3.1 million, or 0.3%, in the first quarter of 2007 as compared with the first quarter of 2006. The following is a summary of rental revenues by product category:

	Thirteen Weeks Ended April 1, 2007		Three Months Ended March 31, 2006		Increase/(Decrease)

	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$683.6	65.0%	$756.2	71.6%	$(72.6)	(9.6)%
Base movie rental revenues—online	108.9	10.4%	51.2	4.9%	57.7	112.7%
Movie previously rented product (“PRP”) revenues…	151.1	14.4%	131.3	12.5%	19.8	15.1%
Movie EVF revenues (1)	18.2	1.7%	17.4	1.7%	0.8	4.6%

Total movie rental revenues	961.8	91.5%	956.1	90.7%	5.7	0.6%

Game rental revenues:
Base game rental revenues	70.8	6.8%	76.5	7.3%	(5.7)	(7.5)%
Game PRP revenues	17.2	1.6%	20.3	1.9%	(3.1)	(15.3)%
Game EVF revenues	1.4	0.1%	1.4	0.1%	—	0.0%

Total game rental revenues	89.4	8.5%	98.2	9.3%	(8.8)	(9.0)%

Total rental revenues	$1,051.2	100.0%	$1,054.3	100.0%	$(3.1)	(0.3)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	2.2%	4.3%	(4.5)%
Game rental revenues	(7.6)%	(6.9)%	(10.2)%
Total rental revenues	1.3%	3.2%	(5.0)%

(1)	The “no late fees” program does not apply at our international locations excluding stores in Canada. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

(2)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues increased $5.7 million, or 0.6%, in the first quarter of 2007 as compared with the first quarter of 2006. The increase in movie rental revenues resulted primarily from a 2.2% increase in worldwide same-store movie rental revenues and the impact of favorable foreign exchange rates. This increase was offset by the closure of company-owned stores since the first quarter of 2006.

The increase in worldwide same-store movie rental revenues was driven by a 4.3% increase in our domestic same-store movie rental revenues. We believe that our domestic rental offerings, including BLOCKBUSTER Total Access and the elimination of extended viewing fees, the transfer of a portion of revenues from our closed stores and increased promotional activity around our PRP offerings contributed to our positive domestic same-store movie rental revenues. We were able to deliver these results despite continued negative industry trends facing the in-store video rental industry. The growth in domestic same-store movie rental revenues was offset by a 4.5% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that the in-store movie rental industry will remain under pressure for the remainder of 2007. However, we expect our innovative customer propositions, mainly BLOCKBUSTER Total Access, to offset these negative trends and result in increased domestic in-store and online customers during 2007.

Game Rental Revenues.    Game rental revenues decreased $8.8 million, or 9.0%, in the first quarter of 2007 as compared with the first quarter of 2006 due to a 7.6% decrease in worldwide same-store game rental revenues and the closure of company-operated stores since the first quarter of 2006. The decline in same-store game rental revenues, including sales of PRP, resulted from decreased marketing of game concepts and the tendency of early adopters to buy versus rent as next generation game platforms were released domestically during late 2006 and internationally during the first quarter of 2007.

Merchandise Sales.    Merchandise sales increased $65.5 million, or 20.0%, in the first quarter of 2007 as compared with the first quarter of 2006. The following is a summary of merchandise sales by product category:

	Thirteen Weeks Ended April 1, 2007		Three Months Ended March 31, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$105.0	26.8%	$113.3	34.7%	$(8.3)	(7.3)%
Game sales	201.3	51.3%	137.5	42.1%	63.8	46.4%
General merchandise sales	85.9	21.9%	75.9	23.2%	10.0	13.2%

Total merchandise sales	$392.2	100.0%	$326.7	100.0%	$65.5	20.0%

	Same-Store Merchandise Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(8.8)%	(14.7)%	(2.1)%
Game sales	35.2%	(51.4)%	52.5%
General merchandise sales	11.2%	6.1%	16.2%
Total merchandise sales	14.3%	(15.0)%	31.7%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $8.3 million, or 7.3%, in the first quarter of 2007 as compared to the first quarter of 2006 as a result of an 8.8% decrease in worldwide same-store movie sales and the closure of company-operated stores since the first quarter of 2006 offset by the impact of favorable foreign exchange rates. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources toward higher margin rental and retail revenues and a significant decrease in our promotional pricing activity around new movie product. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by continued competition from retail mass merchant sales of low-priced DVDs and by piracy internationally. These factors resulted in a decrease of approximately 12% in overall unit sales of movies worldwide during the first quarter of 2007 as compared to the first quarter of 2006.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $63.8 million, or 46.4%, in the first quarter of 2007 as compared to the first quarter of 2006 as a result of a 35.2% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates partially offset by the closure of company-owned stores since the first quarter of 2006. The increase in worldwide same-store games sales was driven by a 52.5% increase in international same-store game sales reflecting continued demand for new and traded games internationally, including strong results from our freestanding GAMESTATION® stores. Additionally, international game sales were positively impacted by the introduction of next generation game platforms released during the first quarter of 2007 and a subsequent significant increase in our retail game inventory. International same-store game sales were offset by a 51.4% decrease in domestic same-store game sales resulting from a reduction in our retail game inventory domestically and a decrease in marketing activities surrounding our game concepts. We expect our domestic game sales to decrease going forward as a result of reduced efforts to drive our games business as we focus on our core movie rental business.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $10.0 million, or 13.2%, from the first quarter of 2007 as compared to the first quarter of 2006. This was due primarily to an 11.2% increase in worldwide same-store general merchandise sales and the impact of favorable foreign exchange rates partially offset by the closure of company-operated stores since the first quarter of 2006. The increase in worldwide same-store general merchandise sales was driven by confection sales both domestically and internationally and increased traffic in our stores as a result of our BLOCKBUSTER Total Access program during the first quarter of 2007.

Other Revenues.    Other revenues of $29.6 million in the first quarter of 2007 increased $13.7 million, or 86.2%, from $15.9 million in the first quarter of 2006, mainly resulting from a termination fee of approximately $20 million received in connection with the termination of our franchise agreement with our franchisee in Brazil. This increase was offset by reduced royalties and fees received from our franchisees during the first quarter of 2007 as compared to the first quarter of 2006.

Cost of Sales.    Cost of sales of $711.0 million in the first quarter of 2007 increased $103.8 million, or 17.1%, from $607.2 million in the first quarter of 2006, as a result of the increase in total revenues discussed above and changes in gross margin discussed below.

Gross Profit.    Gross profit of $762.0 million in the first quarter of 2007 decreased $27.7 million, or 3.5%, from $789.7 million in the first quarter of 2006, primarily as a result of the decrease in rental gross profit discussed below which was partially offset by the impact of the revenue received from the termination of our franchise agreement in Brazil. The total gross margin decreased to 51.7% in the first quarter of 2007 from 56.5% in the first quarter of 2006.

Rental Gross Profit.    Rental gross profit of $637.1 million in the first quarter of 2007 decreased $58.6 million, or 8.4%, from $695.7 million in the first quarter of 2006 primarily due to additional rental product in order to support in-store exchanges resulting from additional traffic generated by the significant growth of BLOCKBUSTER Total Access. As a result, our rental gross margin decreased to 60.6% during the first quarter of 2007 as compared to 66.0% during the first quarter of 2006.

Merchandise Gross Profit.    Merchandise gross profit of $95.3 million in the first quarter of 2007 increased $17.2 million, or 22.0%, from merchandise gross profit of $78.1 million in the first quarter of 2006. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales, mainly in new and traded game sales. Additionally, our gross margin increased to 24.3% in the first quarter of 2007 as compared with 23.9% during the first quarter of 2006 as a result of better management of our merchandise inventory and our efforts to shift revenues from lower margin retail offerings towards higher margin retail offerings, including traded product and general merchandise sales.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and intangible amortization, were $780.4 million in the first quarter of 2007, an increase of $22.8 million, or 3.0%, from $757.6 million in the first quarter of 2006 mainly resulting from an increase in advertising expenses discussed below. We remain focused on controlling costs and, as a result, total operating expenses decreased as a percentage of revenues to 53.0% in the first quarter of 2007 from 54.2% in the first quarter of 2006. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $731.1 million in the first quarter of 2007, increased $24.3 million, or 3.4%, from $706.8 million in the first quarter of 2006. However, selling, general and administrative expense as a percentage of total revenues decreased to 49.6% in the first quarter of 2007 as compared with 50.6% in the first quarter of 2006. The change in selling, general and administrative expense in the first quarter of 2007 resulted from the following items:

•

Compensation expense decreased $16.9 million, or 5.0%, primarily resulting from our focus on cost-savings measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation was favorably impacted by the closure of company-owned stores since the first quarter of 2006 and a reduction in severance costs and lower bonus accruals during the first quarter of 2007 as compared to the first quarter of 2006.

•

Occupancy costs increased $2.3 million, or 1.0%, despite the closure of stores since the first quarter of 2006. The increase primarily relates to increased foreign exchange rates, rising utility costs and general inflation on lease renewals and real estate taxes.

•	Other general and administrative expenses of $99.3 million for the first quarter of 2007 remained relatively flat as compared to $97.8 million for the first quarter of 2006.

•

Advertising expense, which includes online subscriber acquisition costs, increased $37.4 million, or 95.4%, mainly resulting from increased advertising expenses to support BLOCKBUSTER Total Access, including an incremental $35 million in national media marketing expense, incurred during the first quarter of 2007.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $49.3 million in the first quarter of 2007 decreased $1.5 million, or 3.0%, as compared with $50.8 million in the first quarter of 2006.

Operating Income (Loss).    Operating loss was $18.4 million in the first quarter of 2007 compared to operating income of $32.1 million in the first quarter of 2006. This decrease was due to the changes discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $22.1 million in the first quarter of 2007 decreased $2.1 million or 8.7%, as compared with $24.2 million in the first quarter of 2006. The decrease is primarily related to lower average outstanding debt balances during the first quarter of 2007 as compared with the first quarter of 2006.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $8.5 million in the first quarter of 2007 as compared with a benefit of $2.6 million in the first quarter of 2006. During the first quarter of 2006, we recorded a tax benefit of $6.7 million related to the resolution of specific international income tax audit issues.

Income (Loss) from Continuing Operations.    Loss from continuing operations was $49.0 million in the first quarter of 2007 as compared to income from continuing operations of $10.5 million for the first quarter of 2006. This change is the result of items discussed above.

Income (Loss) from Discontinued Operations.    Income from discontinued operations was $2.6 million in the first quarter of 2007 as compared to a loss from discontinued operations of $12.4 million for the first quarter of 2006. This change mainly relates to a gain recorded on the sale of RHINO VIDEO GAMES of approximately $2.8 million during the first quarter of 2007 as compared to costs incurred in the closure of our Spanish operations of approximately $5.9 million during the first quarter of 2006.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 4 of the consolidated financial statements for further discussion of these items.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	April 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at April 1, 2007	$17.1	$20.8
Term B loan, interest rate ranging from 8.6% to 8.7% at April 1, 2007	6.2	52.6

Total current portion of long-term debt	23.3	73.4
Current portion of capital lease obligations	10.7	11.3

	$34.0	$84.7

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	April 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at April 1, 2007	$53.6	$60.5
Term B loan, interest rate ranging from 8.6% to 8.7% at April 1, 2007	487.4	490.5
Senior subordinated notes, interest rate of 9.0% at April 1, 2007	300.0	300.0

Total long-term debt, less current portion	841.0	851.0
Capital lease obligations, less current portion	46.1	48.5

	$887.1	$899.5

As of April 1, 2007, no balance was outstanding under our revolving credit facility and $564.3 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $55.4 million reserved to support other letters of credit, totaled $294.6 million at April 1, 2007. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 1, 2007 for our borrowings under the credit facilities was 8.6%. As of April 1, 2007, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of April 1, 2007, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

Under a registration rights agreement as part of the offering of our senior subordinated notes, we were obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange our senior subordinated notes for substantially similar notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). On February 18, 2006, we began incurring additional interest expense of the maximum of 1.0% per annum because an exchange offer for our senior subordinated notes was not completed. The exchange offer was completed on May 30, 2006 which resulted in the interest rate on the senior subordinated notes reverting back to 9.0% per annum.

On April 18, 2007, we entered into an amendment to our credit agreement which provides for additional sales, transfers or other dispositions of assets with a cumulative aggregate fair market value of up to $150 million, provided, we make prepayments on the credit facilities in the amount of the net proceeds received from such additional sales, transfers or other dispositions of assets. Our credit facilities also require compliance with a minimum EBITDA covenant through December 31, 2007, a maximum capital expenditure covenant for the remaining term of our credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2008 through 2011. Additionally, our credit facilities and senior subordinated notes contain certain restrictive covenants, which, among other things, limit, during the terms of our facilities and the notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock. We were in compliance with the covenants required by our credit agreement as of April 1, 2007 and expect to be in compliance with our covenants over the next twelve months. We intend to launch a new credit facility during the second quarter of 2007 to take advantage of our improved balance sheet and leverage and to obtain additional operating flexibility.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of April 1, 2007 are expected to be approximately $18.7 million for the remainder of fiscal 2007, $59.5 million in fiscal 2008, $75.2 million in fiscal 2009, and a total of $710.9 million in the fiscal years thereafter.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments are due at the end of the first quarter of the following year. As a result, we made payments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the first quarter of 2007, we did not generate excess cash flow, as defined by our credit agreement, and as a result, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the year ended December 31, 2007. Additionally, we are required to make payments on the credit facilities related to sales of store operations and property and equipment, as defined by the credit agreement. As a result, during the first quarter of 2007, we made payments of approximately $9 million related to sales in the first quarter of 2007 and the fourth quarter of 2006.

Consolidated Cash Flows

Operating Activities. Net cash flow from operating activities decreased $185.0 million to $144.0 million of cash used for operating activities during the first quarter of 2007 from $41.0 million of cash provided by operating activities for the first quarter of 2006. The decrease in operating cash flows resulted from a $49.4 million decrease in net income as adjusted for non-cash items, such as depreciation and intangible amortization, share-based compensation and deferred taxes, gain on sale of assets and other items. Additionally, changes in working capital used $175.7 million of cash during the first quarter of 2007 as compared with $26.9 million during the first quarter of 2006. We have historically used a significant portion of our cash to pay down accounts payable and accrued liabilities in the first quarter. However, we had substantially lowered our accounts payable and accrued liabilities at the end of 2005 which resulted in less cash required to pay down our accounts payable and accrued liabilities during the first quarter of 2006.

During the first quarter of 2007, we purchased a greater percentage of our rental product under revenue-sharing arrangements. Revenue-sharing arrangements allow for cash outlays over the life of the product as opposed to cash outlays at the time of purchase, as required by traditional product purchases. As a result, our rental library purchases, net of rental library amortization, caused an increase in our cash flows from operating activities of $13.2 million during the first quarter of 2007 as compared to the first quarter of 2006.

Investing Activities. Net cash flow used for investing activities decreased $4.5 million to $2.6 million in the first quarter of 2007 from $7.1 million for the first quarter of 2006. The change relates to an increase in proceeds from the sale of store operations of $7.6 million offset by an increase in capital expenditures of $2.9 million during the first quarter of 2007.

Financing Activities. Net cash flow used for financing activities for the first quarter of 2007 decreased $21.1 million to $66.0 million in the first quarter of 2007 as compared with $87.1 million in the first quarter of 2006. This change was primarily due to $60.1 million in repayments of long-term debt under our credit facilities during the first quarter of 2007 as compared to $80.2 million in repayments during the first quarter of 2006.

Other Financial Measurements: Working Capital

At April 1, 2007, we had cash and cash equivalents of $182.3 million. Working capital was $178.8 million as compared with $170.3 million at December 31, 2006.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking, including those relating to (i) our overall strategies and our related initiatives and investments, including our “no late fees” program and our online business and efforts, such as BLOCKBUSTER Total Access, to integrate our in-store and online consumer offering and any future digital delivery offering, and our expectations with respect to the competitive and financial impact of these and other initiatives; (ii) our outlook for the home video industry and our beliefs with respect to our ability to increase our share of the overall video rental market; (iii) our expectations with respect to offsetting the decline in the in-store rental market through our innovative customer propositions, such as BLOCKBUSTER Total Access, and our expectations with respect to increasing our domestic in-store and online customer base during 2007 as a result of these propositions; (iv) our expectations with respect to controlling costs; (v) our goals for subscriber growth in our online rental business and our expectations with respect to future investment in this business; (vi) our expectations with respect to store closures, divestitures or other strategic alternatives with respect to our asset portfolio; (vii) our expectations regarding liquidity, including our anticipated needs for, and sources of, funds and regarding compliance with restrictions and covenants in our debt agreements; (viii) our plans for managing exposure to interest and currency exchange rate fluctuations; and (ix) our expectations and intentions relating to outstanding litigation.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” and BLOCKBUSTER Total Access programs, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business, including our trading activities; and

(xvii)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of April 1, 2007 and March 31, 2006, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $564.3 million at April 1, 2007, and the weighted-average interest rate for these borrowings was 8.6%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $5.6 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $32.2 million and operating income would have increased by $0.8 million for the thirteen week period ended April 1, 2007, if foreign exchange rates at April 1, 2007 were consistent with exchange rates at March 31, 2006.

Our operations outside the United States, mainly in Europe and Canada, constituted 36.4% and 31.4% of our total revenues for the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2007, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 4 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on pages 40 through 41 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.
By:	/s/ Larry J. Zine
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 11, 2007

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.2	Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K, filed on November 15, 2005).

4.6	Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006).

Executive Officer Employment and Separation Agreements

10.1	Settlement Agreement and Mutual Release between John F. Antioco and Blockbuster Inc., dated March 19, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed March 20, 2007).

10.2	Amended and Restated Employment Agreement between John F. Antioco and Blockbuster Inc., dated March 19, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 20, 2007).

10.3	Amendment to Employment Agreement between Blockbuster Inc. and Nicholas P. Shepherd, dated April 11, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 13, 2007).

10.4	Amendment to Executive Service Agreement between Blockbuster Entertainment Limited and Christopher J. Wyatt, dated April 13, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 13, 2007).

Director Compensation

10.5	Summary of Non-Employee Directors’ Compensation (Previously filed as part of our Definitive Proxy Statement on Schedule 14A, filed on April 2, 2007).

Credit Agreement

10.6	First Amendment to the Credit Agreement between Blockbuster Inc. and the banks named therein, effective April 18, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 24, 2007).

Other Material Agreements

10.7	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Games Station Limited, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 7, 2007).

10.8	Tax Deed, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 7, 2007).

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.