Form 10-Q
period 2007-07-01
BLOCKBUSTER INC
filed 2007-08-10
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 7, 2007:

Class A common stock, par value $.01 per share: 122,030,189

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended July 1, 2007	Three Months Ended June 30, 2006	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Revenues:
Base rental revenues	$779.7	$817.4	$1,643.0	$1,701.3
Previously rented product (“PRP”) revenues	166.0	150.4	334.3	302.0
Extended viewing fee (“EVF”) revenues	18.8	18.4	38.4	37.2

Total rental revenues	964.5	986.2	2,015.7	2,040.5
Merchandise sales	285.2	299.8	677.4	626.5
Other revenues	13.5	13.9	43.1	29.8

	1,263.2	1,299.9	2,736.2	2,696.8

Cost of sales:
Cost of rental revenues	414.5	347.6	828.6	706.2
Cost of merchandise sold	213.2	222.0	510.1	470.6

Total cost of sales	627.7	569.6	1,338.7	1,176.8

Gross profit	635.5	730.3	1,397.5	1,520.0

Operating expenses:
General and administrative	624.3	643.9	1,278.8	1,311.5
Advertising	54.8	34.5	131.4	73.7
Depreciation and intangible amortization	47.8	54.0	97.1	104.8
Gain on sale of Gamestation	(77.7)	—	(77.7)	—

	649.2	732.4	1,429.6	1,490.0

Operating income (loss)	(13.7)	(2.1)	(32.1)	30.0
Interest expense	(21.1)	(26.2)	(44.7)	(52.9)
Interest income	1.9	4.4	3.8	5.7
Other items, net	1.7	0.6	1.3	1.8

Loss before income taxes	(31.2)	(23.3)	(71.7)	(15.4)
Benefit (provision) for income taxes	(3.0)	88.4	(11.5)	91.0

Income (loss) from continuing operations	(34.2)	65.1	(83.2)	75.6
Income (loss) from discontinued operations (Note 5)	(1.1)	3.3	1.5	(9.1)

Net income (loss)	(35.3)	68.4	(81.7)	66.5
Preferred stock dividends	(2.8)	(2.8)	(5.6)	(5.6)

Net income (loss) applicable to common stockholders	$(38.1)	$65.6	$(87.3)	$60.9

Net income (loss) per common share:
Basic
Continuing operations	$(0.19)	$0.33	$(0.47)	$0.37
Discontinued operations	(0.01)	0.02	0.01	(0.04)

Net income (loss)	$(0.20)	$0.35	$(0.46)	$0.33

Diluted
Continuing operations	$(0.19)	$0.30	$(0.47)	$0.35
Discontinued operations	(0.01)	0.01	0.01	(0.04)

Net income (loss)	$(0.20)	$0.31	$(0.46)	$0.31

Weighted-average common shares outstanding:
Basic	190.0	186.9	189.7	186.8

Diluted	190.0	217.9	189.7	217.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	July 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$147.9	$394.9
Receivables, less allowances of $8.6 and $6.5 for 2007 and 2006, respectively	108.3	133.8
Merchandise inventories	303.1	343.9
Rental library, net	416.5	457.1
Deferred income taxes	14.1	14.1
Prepaid and other current assets	191.9	221.8

Total current assets	1,181.8	1,565.6
Property and equipment, net	499.9	580.1
Deferred income taxes	68.2	129.3
Intangibles, net	12.0	27.5
Goodwill	773.3	807.7
Other assets	22.9	27.0

	$2,558.1	$3,137.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$378.1	$517.7
Accrued expenses	567.3	670.9
Current portion of long-term debt	17.7	73.4
Current portion of capital lease obligations	10.2	11.3
Deferred income taxes	59.9	122.0

Total current liabilities	1,033.2	1,395.3
Long-term debt, less current portion	745.8	851.0
Capital lease obligations, less current portion	43.6	48.5
Other liabilities	83.5	100.0

	1,906.1	2,394.8

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.15 shares issued and outstanding for 2007 and 2006 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 118.5 and 117.3 shares issued and outstanding for 2007 and 2006, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2007 and 2006	0.7	0.7
Additional paid-in capital	5,374.7	5,371.3
Accumulated deficit	(4,843.9)	(4,763.3)
Accumulated other comprehensive loss	(30.7)	(17.5)

Total stockholders’ equity	652.0	742.4

	$2,558.1	$3,137.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(81.7)	$66.5
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization	97.1	106.4
Rental library purchases	(316.3)	(306.1)
Rental library amortization	366.1	355.7
Non-cash share-based compensation	8.7	13.7
Gain on sale of real estate	—	(6.4)
Gain on sale of Gamestation	(77.7)	—
Deferred taxes and other	(2.8)	1.7
Change in operating assets and liabilities:
Decrease in receivables	37.9	30.5
(Increase) decrease in merchandise inventories	(22.4)	20.9
(Increase) decrease in prepaid and other assets	26.2	(37.0)
Decrease in accounts payable	(111.3)	(66.8)
Decrease in accrued expenses and other liabilities	(108.1)	(161.4)

Net cash flow provided by (used for) operating activities	(184.3)	17.7

Cash flows from investing activities:
Capital expenditures	(30.5)	(23.8)
Proceeds from sale of Gamestation	135.8	—
Proceeds from sale of store operations	8.5	1.7
Proceeds from sale of real estate	—	7.8
Acquisition of intangible asset	(7.0)	—

Net cash flow provided by (used for) investing activities	106.8	(14.3)

Cash flows from financing activities:
Proceeds from credit agreement	40.0	—
Repayments on credit agreement	(200.9)	(145.3)
Cash dividends on preferred stock	(5.6)	(5.6)
Capital lease payments	(6.0)	(8.4)

Net cash used for financing activities	(172.5)	(159.3)

Effect of exchange rate changes on cash	3.0	4.7

Net decrease in cash and cash equivalents	(247.0)	(151.2)
Cash and cash equivalents at beginning of period	394.9	276.2

Cash and cash equivalents at end of period	$147.9	$125.0

Supplemental cash flow information:
Cash payments for interest	$44.3	$51.6
Cash payments (refunds) for income taxes, net	$18.0	$(2.7)

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

Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Sunday following December 30. The change in Blockbuster’s fiscal year took effect on January 1, 2007, therefore there was no transition period in connection with this change of fiscal year-end. As a result, the second quarter of 2007 includes the thirteen weeks ended July 1, 2007 and the second quarter of 2006 includes the three months ended June 30, 2006.

Severance Charges

During the thirteen and twenty-six weeks ended July 1, 2007, the Company incurred severance costs of $7.8 million and $9.6 million, respectively. These amounts include approximately $6.3 million incurred during

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

the second quarter of 2007 associated with the termination of the amended and restated employment agreement of the former Chief Executive Officer as discussed below. Additionally, the Company incurred severance costs of $9.5 million as a result of involuntary employee terminations initiated as part of the Company’s focus on operating expense management for three months ended March 31, 2006. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of July 1, 2007, the remaining liability to be paid in the future related to these and other termination benefits was approximately $9.5 million. There have been no significant adjustments to previously accrued severance costs during 2007.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the period that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” in the Company’s Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the thirteen and twenty-six weeks ended July 1, 2007, the Company incurred approximately $6.1 million and $9.7 million, respectively, in operating expenses related to store closures. This includes $4.3 million and $7.1 million, respectively, in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated store locations. During the three and six months ended June 30, 2006, the Company incurred approximately $6.6 million and $8.9 million, respectively, in operating expenses related to store closures. This includes $5.0 million and $7.3 million, respectively, in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated store locations. The remaining operating expenses incurred during the thirteen weeks and twenty-six weeks ended July 1, 2007 and three and six months ended June 30, 2006 reflect accelerated depreciation of store assets during the period. As of July 1, 2007, the remaining liability to be paid in the future related to these reserves was $4.3 million. The Company made payments of approximately $7.3 million in rent and lease termination costs for the twenty-six weeks ended July 1, 2007. There have been no significant adjustments to previously accrued store closure costs during 2007.

Revenue Recognition

During the first quarter of 2005, Blockbuster implemented the “no late fees” program, which means Blockbuster no longer charges extended viewing fees on any movie or game rentals at substantially all of its company-operated BLOCKBUSTER® stores in the United States and Canada. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific title, with all transactions having an additional one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. Prior to the second quarter of 2007, revenues generated from sales to customers for product that had not been returned by the end of the original rental and goodwill periods were recognized after expiration of the 30-day return period. Beginning in the second quarter of 2007, Blockbuster began recognizing revenues generated from sales to customers for product that had not been returned by the end of the goodwill period based on historical customer return history in accordance with SFAS 48, Revenue Recognition When Right of Return Exists (“SFAS 48”). Since the implementation of the “no late fees” program, Blockbuster

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

has accumulated two years of data allowing the Company to make a reasonable estimate of sales that will ultimately be returned. As a result, Blockbuster recorded incremental rental revenues of $6.7 million and cost of rental revenues of $3.3 million during the second quarter of 2007.

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

Amended and Restated Employment Agreement with CEO

As previously disclosed in Blockbuster’s Form 10-K filed with the SEC on March 1, 2007, Blockbuster and its former Chief Executive Officer were in discussions in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to the Chief Executive Officer. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to the Chief Executive Officer of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board would award him no 2006 bonus if the Chief Executive Officer contested the award. The Chief Executive Officer maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. Blockbuster had accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies. On March 20, 2007, Blockbuster announced that the Company and its Chief Executive Officer entered into a settlement agreement and an amended and restated employment agreement that collectively resolved the disagreement and set forth the terms of the Chief Executive Officer’s continued employment with Blockbuster. Under the amended and restated employment agreement, the Chief Executive Officer received a 2006 bonus of approximately $3.1 million. As a result, the Company reversed approximately $1.4 million of bonus expense which was accrued at December 31, 2006 during the first quarter of 2007.

On July 2, 2007, the Company announced the appointment of James W. Keyes as the Company’s new Chairman of the Board and Chief Executive Officer as discussed in Note 8 below. As a result of the appointment of the new Chief Executive Officer, the amended and restated employment agreement with the former Chief Executive Officer was terminated and the Company recorded approximately $6.3 million in costs during the second quarter of 2007 in accordance with the provisions of the agreement. Additionally, the Company recorded $1.4 million in share-based compensation expense relating to the immediate vesting of the former Chief Executive Officer’s previously unvested restricted share units and stock options as further discussed in Note 3 below.

Franchisee Termination Agreement

During the first quarter of 2007, Blockbuster’s franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, Blockbuster entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. The termination agreement resulted in Blockbuster receiving a termination fee of approximately $20 million, which has been included in “Other revenues” in the Company’s Consolidated Statements of Operations. Additionally, during the second quarter of 2007, Blockbuster received $5 million related to the license agreement with Lojas Americanas which is included in “Other revenues” in the Company’s Consolidated Statements of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 8.4 million and 7.0 million shares of Class A common stock were outstanding as of July 1, 2007 and June 30, 2006, respectively. Additionally, 4.1 million and 4.3 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of July 1, 2007 and June 30, 2006, respectively. Because their inclusion would be anti-dilutive, all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock for the thirteen and twenty-six weeks ended July 1, 2007 and all stock options for the three and six months ended June 30, 2006 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Thirteen Weeks Ended July 1, 2007	Three Months Ended June 30, 2006	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Weighted-average shares for basic EPS	190.0	186.9	189.7	186.8
Incremental shares for restricted shares and restricted share units and Series A convertible preferred stock	—	31.0	—	30.7

Weighted-average shares for dilutive EPS	190.0	217.9	189.7	217.5

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated other comprehensive loss of $30.7 million and $17.5 million as of July 1, 2007 and December 31, 2006, respectively.

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 1, 2007 and three and six months ended June 30, 2006 was as follows:

	Thirteen Weeks Ended July 1, 2007	Three Months Ended June 30, 2006	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Net income (loss)	$(35.3)	$68.4	$(81.7)	$66.5
Foreign currency translation adjustment, net of tax	(13.5)	12.1	(13.2)	11.8

Total comprehensive income (loss)	$(48.8)	$80.5	$(94.9)	$78.3

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

As of July 1, 2007 the liability for uncertain tax positions is approximately $4.4 million and is reflected as $2.5 million in “Accrued expenses” and $1.9 million in “Other liabilities” on the Company’s Consolidated Balance Sheet. If recognized, both amounts would result in a positive effect on the Company’s effective tax rate.

On July 9, 2007, the Company reached an agreement with the State of New Mexico and settled an audit assessment for the tax years 1995 through 1998. The total assessment was $0.8 million and consisted of $0.3 million of tax and $0.5 million of interest. The $0.8 million is included in the Company’s liability for uncertain tax positions in “Accrued expenses” on the Company’s Consolidated Balance Sheet and thus will not have an effect on the Company’s effective tax rate.

The following is a summary of the Company’s domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

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

Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of July 1, 2007,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

the Company had recorded liabilities of approximately $2.2 million associated with accrued interest and penalties related to uncertain tax positions.

During the thirteen and twenty-six weeks ended July 1, 2007, the Company recognized a tax provision of $3.0 million and $11.5 million, respectively.

During the three and six months ended June 30, 2006, the Company recognized a tax benefit of $105.2 million and $111.9 million, respectively, resulting from the resolution of multi-year income tax audits. The $105.2 million benefit is reflected as a $91.2 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the three months ended June 30, 2006. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the six months ended June 30, 2006. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the six months ended June 30, 2006 associated with this benefit. The total benefit for the six months ended June 30, 2006 consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities of approximately $94 million.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	July 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at July 1, 2007	$12.9	$20.8
Term B loan, interest rate ranging from 8.6% to 8.7% at July 1, 2007	4.8	52.6

Total current portion of long-term debt	17.7	73.4
Current portion of capital lease obligations	10.2	11.3

	$27.9	$84.7

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	July 1, 2007	December 31, 2006
Credit facilities:
Revolving credit facility, interest rate of 8.4% at July 1, 2007	$40.0	$—
Term A loan, interest rate of 8.4% at July 1, 2007	37.9	60.5
Term B loan, interest rate ranging from 8.6% to 8.7% at July 1, 2007	367.9	490.5
Senior subordinated notes, interest rate of 9.0% at July 1, 2007	300.0	300.0

Total long-term debt, less current portion	745.8	851.0
Capital lease obligations, less current portion	43.6	48.5

	$789.4	$899.5

As of July 1, 2007, $40.0 million was outstanding under the Company’s revolving credit facility and $423.5 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $55.4 million reserved to support other letters of credit, totaled $254.6 million at July 1, 2007. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 1, 2007 for borrowings under the credit facilities was 8.6%. As of July 1, 2007, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of July 1, 2007, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

On April 18, 2007, the Company entered into an amendment to its amended and restated credit agreement which provided for additional sales, transfers or other dispositions of assets with a cumulative aggregate fair market value of up to $150 million, and required that the Company make prepayments on the credit facilities in an amount equal to 100% of the net proceeds received from such additional sales, transfers or other dispositions of assets.

On July 13, 2007, the Company entered into an additional amendment (the “Second Amendment”) to its amended and restated credit agreement which:

(i)	accelerates reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008 which effectively reduces the total amount of the revolving commitments from $500 million to $450 million;

(ii)	modifies the applicable margins;

(iii)	amends the definition of Consolidated EBITDA;

(iv)	amends the asset sale baskets and the related mandatory prepayment requirements;

(v)	provides for a premium of 1.0% in the event of certain refinancings through April 6, 2008;

(vi)	defers the applicability of the Fixed Charge Coverage Ratio and Leverage Ratio requirements from fiscal 2008 to fiscal 2009;

(vii)	provides for a one-time fee payable by the Company to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

(viii)	amends the Consolidated EBITDA requirements such that the Company may not permit Consolidated EBITDA for any period of four consecutive fiscal quarters to be less than (a) $140 million for the periods ending July 1, 2007 and September 30, 2007, (b) $165 million for the period ending January 6, 2008, (c) $180 million for the period ending April 6, 2008, (d) $200 million for the period ending July 6, 2008, (e) $225 million for the period ending October 5, 2008, and (f) $250 million for the period ending January 4, 2009; and

(ix)	waives of any default resulting from the Company’s failure to comply with the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007.

Without the benefit of the lenders’ waiver of the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007 that is contained in the Second Amendment, the Company would have been in default of such covenant.

In connection with the Second Amendment, the applicable margin for the Company’s borrowings under the credit facilities increased 50 basis points. The Company was also required to pay a standard amendment fee to the administrative agent and the syndicate lenders.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due within 90 days after the end of the fiscal year. As a result, the Company made prepayments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the twenty-six weeks ended July 1, 2007, the Company did not generate excess cash flow, as defined by the credit agreement; as a result, the Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended January 6, 2008. Additionally, the Company is required to make prepayments on the credit facilities related to certain sales, transfers, assignments or other dispositions of property or assets (including equity interests in subsidiaries). Therefore, during the first quarter of 2007, the Company made prepayments of approximately $9 million related to such transactions in the first quarter of 2007 and the fourth quarter of 2006. During the second quarter of 2007, the Company made prepayments of approximately $136 million related to such transactions during the second quarter of 2007.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the thirteen weeks ended July 1, 2007 and three months ended June 30, 2006, the Company recognized share-based compensation expense related to stock options and restricted shares and restricted share units of $0.6 million and $6.6 million, respectively. For the twenty-six weeks ended July 1, 2007 and the six months ended June 30, 2006, the Company recognized $8.7 million and $13.7 million, respectively, of share-based compensation expense related to stock options and restricted shares and restricted share units.

In February 2006, the Company made performance-based awards of restricted shares and restricted share units to a small group of senior level employees that were contingent upon the Company meeting specific performance goals. These awards vest in three equal installments on each of May 5, 2007, May 5, 2008 and May 5, 2009. The Company recognized compensation expense beginning in the second quarter 2006 relating to these awards as it was probable that the performance conditions would be achieved. As of December 31, 2006, the performance criteria were met and the awards were granted in the second quarter of 2007.

During the twenty-six weeks ended July 1, 2007, 1.9 million stock options were granted, no stock options were exercised by employees and 0.2 million stock options were cancelled. In addition, 2.3 million restricted shares or restricted share units were granted to employees, 1.1 million restricted shares and restricted share units vested and 0.5 million restricted shares and restricted share units were cancelled during the twenty-six weeks ended July 1, 2007. As of July 1, 2007, 8.4 million stock options and 5.0 million restricted shares and restricted share units remained outstanding.

During the first quarter of 2007, the Company and its former Chief Executive Officer, John F. Antioco, entered into an amended and restated employment agreement as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting and payment of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. As of July 1, 2007, the liability related to Mr. Antioco’s restricted share units was approximately $7.5 million, which was included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment were accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following July 2, 2007. Under Mr. Antioco’s previous

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional life of six months that Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which, approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment agreement.

On July 2, 2007, the Company announced the appointment of James W. Keyes as the Company’s new Chairman of the Board and Chief Executive Officer. As a result of the termination of Mr. Antioco’s employment with the Company on July 2, 2007, all of his previously unvested restricted share units immediately became vested and all of his stock options that were not yet exercisable became exercisable. As a result, the Company recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted stock units and stock options during the second quarter of 2007.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of July 1, 2007 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Twenty-seven weeks ended January 6, 2008	$4.0	$1.1	$5.1
Year ended January 4, 2009	3.7	1.7	5.4
Year ended January 3, 2010 and thereafter	0.9	1.2	2.1

Total	$8.6	$4.0	$12.6

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

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, that Blockbuster had sold and/or offered for sale in the United States a service that infringed two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleged that Blockbuster had actively induced and/or contributed to others’ infringement of the two patents. The lawsuit sought a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. On June 13, 2006, Blockbuster answered and asserted antitrust counterclaims against Netflix. The counterclaims alleged that, among other things, the Netflix patents are unenforceable and were obtained through deceptive practices, and that the attempt to enforce them against Blockbuster is an attempt to monopolize the online rental business. On April 30, 2007, Blockbuster dismissed its antitrust counterclaims against Netflix. Blockbuster continued to allege that Netflix failed to inform the U.S. Patent Office of previous patents and previous business methods of other companies, despite the legal duty to make such disclosures, and this failure rendered Netflix’s patents unenforceable. On June 25, 2007, Blockbuster and Netflix settled the case. On June 26, 2007, the case was dismissed with prejudice. The settlement did not have a material impact on the Company’s Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 1, 2007.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff seeks declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the operations of Spain and RHINO have been classified as discontinued operations. Additionally, discontinued operations also include MOVIE TRADING CO.® and Movie Brands Inc., which were divested during the third and fourth quarters of 2006, respectively. The Company’s consolidated financial statements and related notes have been adjusted to reflect the entities qualifying as discontinued operations for the periods presented.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended July 1, 2007	Three Months Ended June 30, 2006	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Revenues	$—	$19.9	$2.0	$52.4
Income (loss) before income taxes	(1.1)	(10.7)	1.5	(23.1)
Benefit for income taxes	—	14.0	—	14.0

Income (loss) from discontinued operations	$(1.1)	$3.3	$1.5	$(9.1)

Note 6—Sale of Gamestation

On May 2, 2007, the Company completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, the Company subsequently received $12.0 million relating to a working capital adjustment. The working capital adjustment was recorded as “Receivables” on the Company’s Consolidated Balance Sheets at July 1, 2007 and the cash was received on July 25, 2007. The Company recorded a gain on sale of approximately $78 million. The Company retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. These stores will continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

Note 7—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of the Company’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with Blockbuster. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. Blockbuster and its subsidiaries paid Take-Two approximately $3.7 million and $11.5 million, respectively, for the thirteen and twenty-six weeks ended July 1, 2007 and $8.1 million and $13.0 million, respectively, for the three and six months ended June 30, 2006, pursuant to Blockbuster’s commercial arrangements with Take-Two.

Note 8—Subsequent Events

On July 2, 2007, the Company announced the appointment of James W. Keyes as the Company’s new Chairman of the Board and Chief Executive Officer. Blockbuster and Mr. Keyes entered into a three-year employment agreement commencing on July 2, 2007 (the “Effective Date”). On the Effective Date, Mr. Keyes was granted approximately 7.7 million stock options to purchase shares of Blockbuster Class A common stock, of which approximately 33.4% were granted at an exercise price of $4.485, approximately 22.2% were granted at an exercise price of $5.1578, approximately 22.2% were granted at an exercise price of $5.9314 and approximately 22.2% were granted at an exercise price of $6.8211. The options will vest over a three-year period

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

on each anniversary of the Effective Date. Additionally, under Mr. Keyes’ employment agreement, he was issued approximately 0.7 million restricted share units settleable in shares of Blockbuster Class A common stock, which will vest in full on the third anniversary of the Effective Date.

On August 8, 2007, the Company completed the acquisition (the “Acquisition”) of all of the outstanding membership interests of Movielink, LLC (“Movielink”), an online movie downloading business. The Company purchased all of the outstanding membership interests of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE - MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB - MF LLC. The purchase price for the Acquisition was financed from the Company’s available cash.

Note 9—Condensed Consolidated Financial Statements

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

Blockbuster Inc. and its subsidiaries file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with the Tax Matters Agreement.

The following financial information presents condensed consolidated statements of operations, balance sheets and statements of cash flows for Blockbuster Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis. The information has been presented as if Blockbuster Inc. accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting. Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended July 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$741.9	$—	$222.6	$—	$964.5
Merchandise sales	91.3	—	193.9	—	285.2
Other revenues	17.2	17.8	2.2	(23.7)	13.5

	850.4	17.8	418.7	(23.7)	1,263.2

Cost of sales:
Cost of rental revenues	343.5	—	71.0	—	414.5
Cost of merchandise sold	61.9	—	151.3	—	213.2

	405.4	—	222.3	—	627.7

Gross profit	445.0	17.8	196.4	(23.7)	635.5

Operating expenses:
General and administrative	449.1	17.9	181.0	(23.7)	624.3
Advertising	45.2	—	9.6	—	54.8
Depreciation and intangible amortization	36.5	—	11.3	—	47.8
Gain on sale of Gamestation	—	—	(77.7)	—	(77.7)

	530.8	17.9	124.2	(23.7)	649.2

Operating income (loss)	(85.8)	(0.1)	72.2	—	(13.7)
Interest expense	(21.1)	—	(2.5)	2.5	(21.1)
Interest income	3.9	—	0.5	(2.5)	1.9
Other items, net	1.9	—	(0.2)	—	1.7

Income (loss) before income taxes	(101.1)	(0.1)	70.0	—	(31.2)
Provision for income taxes	(1.5)	—	(1.5)	—	(3.0)
Equity in income (loss) of affiliated companies, net of tax	67.3	—	—	(67.3)	—

Income (loss) from continuing operations	(35.3)	(0.1)	68.5	(67.3)	(34.2)
Loss from discontinued operations, net of tax	—	(1.0)	(0.1)	—	(1.1)

Net income (loss)	$(35.3)	$(1.1)	$68.4	$(67.3)	$(35.3)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$759.4	$—	$226.8	$—	$986.2
Merchandise sales	110.4	—	189.4	—	299.8
Other revenues	16.0	17.6	2.5	(22.2)	13.9

	885.8	17.6	418.7	(22.2)	1,299.9

Cost of sales:
Cost of rental revenues	270.4	—	77.2	—	347.6
Cost of merchandise sold	79.3	—	142.7	—	222.0

	349.7	—	219.9	—	569.6

Gross profit	536.1	17.6	198.8	(22.2)	730.3

Operating expenses:
General and administrative	463.2	18.3	184.6	(22.2)	643.9
Advertising	27.7	—	6.8	—	34.5
Depreciation and intangible amortization	38.9	—	15.1	—	54.0

	529.8	18.3	206.5	(22.2)	732.4

Operating income (loss)	6.3	(0.7)	(7.7)	—	(2.1)
Interest expense	(25.2)	—	(2.3)	1.3	(26.2)
Interest income	5.0	—	0.7	(1.3)	4.4
Other items, net	(26.4)	—	27.0	—	0.6

Income (loss) before income taxes	(40.3)	(0.7)	17.7	—	(23.3)
Benefit (provision) for income taxes	91.8	—	(3.4)	—	88.4
Equity in income (loss) of affiliated companies, net of tax	2.9	—	—	(2.9)	—

Income (loss) from continuing operations	54.4	(0.7)	14.3	(2.9)	65.1
Income (loss) from discontinued operations, net of tax	14.0	(4.4)	(6.3)	—	3.3

Net income (loss)	$68.4	$(5.1)	$8.0	$(2.9)	$68.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,562.7	$—	$453.0	$—	$2,015.7
Merchandise sales	200.5	—	476.9	—	677.4
Other revenues	50.6	34.8	4.8	(47.1)	43.1

	1,813.8	34.8	934.7	(47.1)	2,736.2

Cost of sales:
Cost of rental revenues	685.2	—	143.4	—	828.6
Cost of merchandise sold	139.0	—	371.1	—	510.1

	824.2	—	514.5	—	1,338.7

Gross profit	989.6	34.8	420.2	(47.1)	1,397.5

Operating expenses:
General and administrative	916.9	35.1	373.9	(47.1)	1,278.8
Advertising	108.3	—	23.1	—	131.4
Depreciation and intangible amortization	71.4	—	25.7	—	97.1
Gain on sale of Gamestation	—	—	(77.7)	—	(77.7)

	1,096.6	35.1	345.0	(47.1)	1,429.6

Operating income (loss)	(107.0)	(0.3)	75.2	—	(32.1)
Interest expense	(44.7)	—	(5.9)	5.9	(44.7)
Interest income	8.1	—	1.6	(5.9)	3.8
Other items, net	1.8	—	(0.5)	—	1.3

Income (loss) before income taxes	(141.8)	(0.3)	70.4	—	(71.7)
Provision for income taxes	(5.0)	—	(6.5)	—	(11.5)
Equity in income (loss) of affiliated companies, net of tax	65.1	—	—	(65.1)	—

Income (loss) from continuing operations	(81.7)	(0.3)	63.9	(65.1)	(83.2)
Income (loss) from discontinued operations, net of tax	—	1.6	(0.1)	—	1.5

Net income (loss)	$(81.7)	$1.3	$63.8	$(65.1)	$(81.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Six Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,574.6	$—	$465.9	$—	$2,040.5
Merchandise sales	241.8	—	384.7	—	626.5
Other revenues	33.3	37.1	5.4	(46.0)	29.8

	1,849.7	37.1	856.0	(46.0)	2,696.8

Cost of sales:
Cost of rental revenues	551.6	—	154.6	—	706.2
Cost of merchandise sold	176.8	—	293.8	—	470.6

	728.4	—	448.4	—	1,176.8

Gross profit	1,121.3	37.1	407.6	(46.0)	1,520.0

Operating expenses:
General and administrative	949.4	39.0	369.1	(46.0)	1,311.5
Advertising	57.3	—	16.4	—	73.7
Depreciation and intangible amortization	74.6	—	30.2	—	104.8

	1,081.3	39.0	415.7	(46.0)	1,490.0

Operating income (loss)	40.0	(1.9)	(8.1)	—	30.0
Interest expense	(50.7)	—	(6.0)	3.8	(52.9)
Interest income	7.9	—	1.6	(3.8)	5.7
Other items, net	(24.8)	—	26.6	—	1.8

Income (loss) before income taxes	(27.6)	(1.9)	14.1	—	(15.4)
Benefit (provision) for income taxes	91.8	—	(0.8)	—	91.0
Equity in income (loss) of affiliated companies, net of tax	(11.7)	—	—	11.7	—

Income (loss) from continuing operations	52.5	(1.9)	13.3	11.7	75.6
Income (loss) from discontinued operations, net of tax	14.0	(9.4)	(13.7)	—	(9.1)

Net income (loss)	$66.5	$(11.3)	$(0.4)	$11.7	$66.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at July 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$75.2	$2.2	$70.5	$—	$147.9
Receivables, net	59.0	—	49.3	—	108.3
Intercompany receivables	68.1	—	—	(68.1)	—
Merchandise inventories	133.8	—	169.3	—	303.1
Rental library, net	319.7	—	96.8	—	416.5
Deferred income taxes	—	—	14.1	—	14.1
Prepaid and other current assets	137.3	—	54.6	—	191.9

Total current assets	793.1	2.2	454.6	(68.1)	1,181.8
Property and equipment, net	369.3	—	130.6	—	499.9
Deferred income taxes	47.3	—	20.9	—	68.2
Investment in subsidiaries	349.6	—	—	(349.6)	—
Intangibles, net	11.4	—	0.6	—	12.0
Goodwill	663.8	—	109.5	—	773.3
Other assets	16.4	3.0	3.5	—	22.9

	$2,250.9	$5.2	$719.7	$(417.7)	$2,558.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$209.2	$—	$168.9	$—	$378.1
Intercompany payables	—	2.7	65.4	(68.1)	—
Accrued expenses	457.7	0.3	109.3	—	567.3
Current portion of long-term debt	17.7	—	—	—	17.7
Current portion of capital lease obligations	10.0	—	0.2	—	10.2
Deferred income taxes	47.4	—	12.5	—	59.9

Total current liabilities	742.0	3.0	356.3	(68.1)	1,033.2
Long-term debt, less current portion	745.8	—	—	—	745.8
Capital lease obligations, less current portion	43.6	—	—	—	43.6
Other liabilities	67.5	—	16.0	—	83.5

	1,598.9	3.0	372.3	(68.1)	1,906.1
Total stockholders’ equity	652.0	2.2	347.4	(349.6)	652.0

	$2,250.9	$5.2	$719.7	$(417.7)	$2,558.1

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 1, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow used for operating activities	$(92.9)	$(14.6)	$(76.8)	$—	$(184.3)

Investing activities:
Capital expenditures	(21.1)	—	(9.4)	—	(30.5)
Proceeds from sale of store operations	—	8.5	—	—	8.5
Proceeds from sale of Gamestation	—	—	135.8	—	135.8
Cash used for acquisition of patent	(7.0)	—	—	—	(7.0)

Net cash flow provided by (used for) investing activities	(28.1)	8.5	126.4	—	106.8

Financing activities:
Proceeds from credit agreements	40.0	—	—	—	40.0
Repayments on credit agreements	(200.9)	—	—	—	(200.9)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(5.7)	—	(0.3)	—	(6.0)
Intercompany loans	139.9	—	(139.9)	—	—

Net cash flow used for financing activities	(32.3)	—	(140.2)	—	(172.5)

Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Net decrease in cash and cash equivalents	(153.3)	(6.1)	(87.6)	—	(247.0)
Cash and cash equivalents at beginning of period	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$75.2	$2.2	$70.5	$—	$147.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Six Months Ended June 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$81.9	$(0.6)	$(63.6)	$—	$17.7

Investing activities:
Capital expenditures	(14.3)	(0.2)	(9.3)	—	(23.8)
Proceeds from sale of real estate	7.8	—	—	—	7.8
Proceeds from sale of store operations	0.1	—	1.6	—	1.7

Net cash flow used for investing activities	(6.4)	(0.2)	(7.7)	—	(14.3)

Financing activities:
Repayments on credit agreements	(145.3)	—	—	—	(145.3)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(8.1)	—	(0.3)	—	(8.4)
Intercompany loans	8.5	—	(8.5)	—	—

Net cash flow used for financing activities	(150.5)	—	(8.8)	—	(159.3)

Effect of exchange rate changes on cash	—	—	4.7	—	4.7

Net decrease in cash and cash equivalents	(75.0)	(0.8)	(75.4)	—	(151.2)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$40.0	$8.5	$76.5	$—	$125.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended July 1, 2007	Three Months Ended June 30, 2006	Twenty-Six Weeks Ended July 1, 2007	Six Months Ended June 30, 2006
Statement of Operations Data:
Revenues	$1,263.2	$1,299.9	$2,736.2	$2,696.8
Cost of sales	627.7	569.6	1,338.7	1,176.8

Gross profit	635.5	730.3	1,397.5	1,520.0
Operating expenses	649.2	732.4	1,429.6	1,490.0

Operating income (loss)	(13.7)	(2.1)	(32.1)	30.0
Interest expense and other items, net	(17.5)	(21.2)	(39.6)	(45.4)

Loss before income taxes	(31.2)	(23.3)	(71.7)	(15.4)
Benefit (provision) for income taxes	(3.0)	88.4	(11.5)	91.0

Income (loss) from continuing operations	(34.2)	65.1	(83.2)	75.6
Income (loss) from discontinued operations, net of tax	(1.1)	3.3	1.5	(9.1)

Net income (loss)	(35.3)	68.4	(81.7)	66.5
Preferred stock dividends	(2.8)	(2.8)	(5.6)	(5.6)

Net income (loss) applicable to common stockholders	$(38.1)	$65.6	$(87.3)	$60.9

Cash Flow Data:
Cash provided by (used for) operating activities	N/A	N/A	$(184.3)	$17.7
Cash provided by (used for) investing activities	N/A	N/A	106.8	(14.3)
Cash used for financing activities	N/A	N/A	(172.5)	(159.3)

Margins:
Rental margin (1)	57.0%	64.8%	58.9%	65.4%
Merchandise margin (2)	25.2%	26.0%	24.7%	24.9%
Gross margin (3)	50.3%	56.2%	51.1%	56.4%

Worldwide Store Data:
Same-store revenues increase (decrease) (4)	0.8%	(2.9)%	2.7%	(3.8)%
Total system-wide stores at end of period	7,878	8,699	7,878	8,699

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

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

Overview

Blockbuster Inc. is a leading global provider of in-home movie and game entertainment, with over 7,800 stores in the United States, its territories and 21 other countries as of July 1, 2007.

During the second quarter, we continued to invest significantly in our online subscription business because we believe that our ability to integrate our online subscription service with our in-store business provides us with a distinct competitive advantage. As a result, BLOCKBUSTER Total AccessTM allowed us to increase our subscriber base to approximately 3.6 million subscribers, including approximately 3.3 million paying subscribers. The success of BLOCKBUSTER Total Access has enabled us to experience significant subscriber growth and grow our share of the overall video rental market. The popularity of this program has resulted in the need for additional investment in rental product necessary to support BLOCKBUSTER Total Access in-store exchanges and is the main driver of the decrease in our rental margin of 780 basis points.

Total revenues for the second quarter of 2007 decreased approximately $37 million over the second quarter of 2006 primarily because of the net closure of approximately 310 company-operated stores since the second quarter of 2006, an unfavorable home video release schedule and the sale of 217 Games Station Ltd. (“GAMESTATION”) stores on May 2, 2007. The decline in total revenues was offset by growth in rental revenues from BLOCKBUSTER Total Access which contributed to a 0.7% increase in our domestic same-store movie rental revenues. Additionally, we continue to experience strong performance in merchandise sales internationally, mainly from international game sales as a result of the release of next generation game platforms during the first quarter of 2007.

We continue to review our asset portfolio and, during the second quarter of 2007, we reduced our store base by approximately 300 company-operated stores, net of store openings, including the sale of GAMESTATION. In connection with the sale of GAMESTATION, we recorded a gain of approximately $78 million and paid down approximately $136 million on our credit facilities during the second quarter of 2007.

Additionally, we completed an amendment to our credit agreement that amends the financial covenants therein and makes other modifications thereto. See further discussion in “Liquidity and Capital Resources.” We believe this amendment provides us with the additional operating flexibility necessary to position Blockbuster for improved profitability and cash flow.

For the remainder of 2007, we are committed to improving profitability and cash flow and controlling costs. We believe that the implementation of several modifications to the BLOCKBUSTER Total Access program will enable us to capture incremental value for the convenience of our in-store exchanges and strike an appropriate balance between subscriber growth and enhanced profitability. We also plan a comprehensive review of all costs and will manage spending to find efficiencies that may be redeployed to fund future growth initiatives.

Thirteen Weeks Ended July 1, 2007 Compared with Three Months Ended June 30, 2006

Revenues.    Revenues decreased $36.7 million, or 2.8%, from the second quarter of 2006 to the second quarter of 2007. The following is a summary of revenues by category:

	Thirteen Weeks Ended July 1, 2007		Three Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$964.5	76.3%	$986.2	75.8%	$(21.7)	(2.2)%
Merchandise sales	285.2	22.6%	299.8	23.1%	(14.6)	(4.9)%
Other revenues	13.5	1.1%	13.9	1.1%	(0.4)	(2.9)%

Total revenues	$1,263.2	100.0%	$1,299.9	100.0%	$(36.7)	(2.8)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	(1.3)%	(0.6)%	(3.8)%
Merchandise sales	9.5%	(10.1)%	22.4%
Total revenues	0.8%	(1.8)%	6.7%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    Rental revenues decreased $21.7 million, or 2.2%, in the second quarter of 2007 as compared with the second quarter of 2006. The following is a summary of rental revenues by product category:

	Thirteen Weeks Ended July 1, 2007		Three Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$583.7	60.5%	$684.3	69.4%	$(100.6)	(14.7)%
Base movie rental revenues—online	132.7	13.8%	58.3	5.9%	74.4	127.6%
Movie previously rented product (“PRP”) revenues	149.5	15.5%	134.1	13.6%	15.4	11.5%
Movie EVF revenues (1)	17.6	1.8%	17.0	1.7%	0.6	3.5%

Total movie rental revenues	883.5	91.6%	893.7	90.6%	(10.2)	(1.1)%

Game rental revenues:
Base game rental revenues	63.3	6.6%	74.8	7.6%	(11.5)	(15.4)%
Game PRP revenues	16.5	1.7%	16.3	1.7%	0.2	1.2%
Game EVF revenues	1.2	0.1%	1.4	0.1%	(0.2)	(14.3)%

Total game rental revenues	81.0	8.4%	92.5	9.4%	(11.5)	(12.4)%

Total rental revenues	$964.5	100.0%	$986.2	100.0%	$(21.7)	(2.2)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	(0.1)%	0.7%	(2.9)%
Game rental revenues	(12.8)%	(12.6)%	(13.7)%
Total rental revenues	(1.3)%	(0.6)%	(3.8)%

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

Movie Rental Revenues.    Movie rental revenues decreased $10.2 million, or 1.1%, in the second quarter of 2007 as compared with the second quarter of 2006. The decrease in movie rental revenues resulted primarily from the closure of company-operated stores since the second quarter of 2006 offset by the impact of favorable foreign exchange rates.

While worldwide same-store movie rental revenues were relatively flat as compared to the second quarter of 2006, our domestic same-store movie rental revenues increased 0.7%. We believe that our domestic rental offerings, including BLOCKBUSTER Total Access, the transfer of a portion of revenues from our closed stores and increased promotional activity around our PRP offerings contributed to our positive domestic same-store movie rental revenues despite an unfavorable home video release schedule during the second quarter of 2007 as compared to the second quarter of 2006. The growth in domestic same-store movie rental revenues was offset by a 2.9% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that the in-store movie rental industry will remain under pressure for the remainder of 2007. However, we expect our innovative customer propositions, mainly BLOCKBUSTER Total Access, to help offset these negative trends and result in increased domestic in-store and online customers during 2007. Additionally, we expect that our movie rental revenues will be positively impacted by a favorable home video release schedule for the third and fourth quarters of 2007.

Game Rental Revenues.    Game rental revenues decreased $11.5 million, or 12.4%, in the second quarter of 2007 as compared with the second quarter of 2006 primarily as a result of a 12.8% decrease in worldwide same-store game rental revenues and the closure of company-operated stores since the second quarter of 2006 offset by the impact of favorable foreign exchange rates. The decrease resulted from decreased marketing of game concepts and the tendency of early adopters to buy versus rent as next generation game platforms were released domestically during late 2006 and internationally during the first quarter of 2007.

Merchandise Sales.    Merchandise sales decreased $14.6 million, or 4.9%, in the second quarter of 2007 as compared with the second quarter of 2006. The following is a summary of merchandise sales by product category:

	Thirteen Weeks Ended July 1, 2007		Three Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$85.7	30.1%	$95.9	31.9%	$(10.2)	(10.6)%
Game sales	115.0	40.3%	124.9	41.7%	(9.9)	(7.9)%
General merchandise sales	84.5	29.6%	79.0	26.4%	5.5	7.0%

Total merchandise sales	$285.2	100.0%	$299.8	100.0%	$(14.6)	(4.9)%

	Same-Store Merchandise Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(9.4)%	(9.0)%	(9.7)%
Game sales	36.9%	(59.9)%	62.9%
General merchandise sales	4.9%	10.7%	(0.2)%
Total merchandise sales	9.5%	(10.1)%	22.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $10.2 million, or 10.6%, in the second quarter of 2007 as compared to the second quarter of 2006 primarily as a result of a 9.4% decrease in worldwide same-store movie sales and the closure of company-operated stores since the second quarter of 2006 offset by the impact of favorable foreign exchange rates. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources toward higher margin rental and retail revenues and a significant decrease in our promotional pricing activity around new movie product. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by continued competition from retail mass merchant sales of low-priced DVDs, an unfavorable home video release schedule for the second quarter of 2007 as compared to the second quarter of 2006 and by piracy internationally. These factors resulted in a decrease of approximately 6.4% in overall unit sales of movies worldwide during the second quarter of 2007 as compared to the second quarter of 2006.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $9.9 million, or 7.9%, in the second quarter of 2007 as compared to the second quarter of 2006 mainly resulting from the sale of 217 GAMESTATION stores during the second quarter of 2007 and the closure of company-operated stores since the second quarter of 2006. The decrease in game sales was offset by a 36.9% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates. The increase in worldwide store same-store game sales was driven by a 62.9% increase in international same-store game sales reflecting continued demand for new and traded games in various international markets. Additionally, international game sales were driven by the introduction of next generation game platforms released during the first quarter of 2007 and a subsequent significant increase in our retail game inventory. International same-store sales were offset by a 59.9% decrease in domestic same-store sales resulting from a reduction in our retail game inventory domestically and a decrease in marketing activities surrounding our game concepts.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $5.5 million, or 7.0%, from the second quarter of 2007 as compared to the second quarter of 2006. This was due primarily to a 4.9% increase in worldwide same-store general merchandise sales and impact of the favorable foreign exchange rates offset by the closure of company-operated stores since the second quarter of 2006. The increase in worldwide same-store general merchandise sales was driven by an increase in confection sales domestically and as a result of increased traffic in our stores as a result of our BLOCKBUSTER Total Access program during the second quarter of 2007.

Other Revenues.    Other revenues of $13.5 million in the second quarter of 2007 remained relatively flat as compared to $13.9 million in the second quarter of 2006. During the second quarter of 2007, we received $5.0 million in connection with a license agreement in Brazil. This increase was offset by reduced royalties and fees received from our franchisees during the second quarter of 2007 as compared to the second quarter of 2006.

Cost of Sales.    Cost of sales of $627.7 million in the second quarter of 2007 increased $58.1 million, or 10.2%, from $569.6 million in the second quarter of 2006, as a result of the changes discussed in gross profit below.

Gross Profit.    Gross profit of $635.5 million in the second quarter of 2007 decreased $94.8 million, or 13.0%, from $730.3 million in the second quarter of 2006, primarily as a result of the decrease in rental gross profit discussed below. Total gross margin decreased to 50.3% in the second quarter of 2007 from 56.2% in the second quarter of 2006.

Rental Gross Profit.    Rental gross profit of $550.0 million in the second quarter of 2007 decreased $88.6 million, or 13.9%, from $638.6 million in the second quarter of 2006 primarily due to the purchase of additional rental product in order to support in-store exchanges resulting from additional traffic generated by the significant growth of BLOCKBUSTER Total Access. As a result, our rental gross margin decreased to 57.0% during the second quarter of 2007 as compared to 64.8% during the second quarter of 2006.

Merchandise Gross Profit.    Merchandise gross profit of $72.0 million in the second quarter of 2007 decreased $5.8 million, or 7.5%, from $77.8 million in the second quarter of 2006. The decrease in merchandise gross profit was primarily attributable to a corresponding decrease in merchandise sales, mainly in traded game sales and new and traded movie sales. Additionally, our merchandise gross margin remained relatively flat at 25.2% in the second quarter of 2007 as compared with 26.0% during the second quarter of 2006.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and intangible amortization, and gain on sale of GAMESTATION were $649.2 million in the second quarter of 2007, a decrease of $83.2 million, or 11.4%, from $732.4 million in the second quarter of 2006 mainly resulting from a gain of $77.7 million related to the sale of GAMESTATION. Excluding the gain on sale of GAMESTATION, total operating expenses remained relatively flat. However, due to the decrease in total revenues, operating expenses, excluding the gain on sale of GAMESTATION, as a percentage of revenues increased to 57.5% in the second quarter of 2007 compared to 56.3% in the second quarter of 2006. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $679.1 million in the second quarter of 2007 remained relatively flat as compared to $678.4 million in the second quarter of 2006. Selling, general and administrative expense as a percentage of total revenues increased to 53.8% in the second quarter of 2007 as compared with 52.2% in the second quarter of 2006. The change in selling, general and administrative expense in the second quarter of 2007 resulted from the following items:

•

Compensation expense decreased $21.6 million primarily resulting from our focus on cost-savings measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation was favorably impacted by the closure of company-operated stores since the second quarter of 2006, lower bonus accruals and reduced stock compensation expense. These decreases were offset by an increase in severance costs during the second quarter of 2007 mainly resulting from the termination of the employment agreement with our former Chief Executive Officer as discussed in Note 1 to the consolidated financial statements.

•

Occupancy costs decreased $8.4 million primarily due to the closure and sale of company-operated stores since the second quarter of 2006. This decrease was offset by increased foreign exchange rates, rising utility costs and general inflation on lease renewals and real estate taxes.

•

Other general and administrative expenses increased $10.4 million primarily as a result of the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 and increased legal expenses incurred during the second quarter of 2007 as compared to the second quarter of 2006.

•	Advertising expense, which includes online subscriber acquisition costs, increased $20.3 million mainly resulting from increased advertising expenses to support BLOCKBUSTER Total Access.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $47.8 million in the second quarter of 2007 decreased $6.2 million, or 11.5%, as compared with $54.0 million in the second quarter of 2006. The decrease was primarily the result of the closure and sale of company-operated stores.

Operating Income (Loss).    Operating loss was $13.7 million in the second quarter of 2007 compared to operating loss of $2.1 million in the second quarter of 2006. This change was due to the items discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $17.5 million in the second quarter of 2007 decreased $3.7 million, or 17.5%, as compared with $21.2 million in the second quarter of 2006. The change is primarily related to a decrease in interest expense as a result of lower average outstanding debt balances during the second quarter of 2007 as compared to the second quarter of 2006 due to prepayments of debt which occurred during the first and second quarters of 2007.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $3.0 million in the second quarter of 2007 as compared with a benefit of $88.4 million in the second quarter of 2006. The benefit for income taxes in the second quarter of 2006 includes a tax benefit of $91.2 million that is the result of the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Income (Loss) from Continuing Operations.    Loss from continuing operations was $34.2 million in the second quarter of 2007 as compared to income from continuing operations of $65.1 million for the second quarter of 2006. This change is the result of items discussed above.

Income (Loss) from Discontinued Operations.    Loss from discontinued operations was $1.1 million in the second quarter of 2007 as compared to income from discontinued operations of $3.3 million for the second quarter of 2006. The second quarter of 2006 includes a tax benefit for Spain of approximately $14 million relating to the favorable resolution of income tax audits. The benefit was offset by costs incurred relating to the closure of our operations in Spain and lease termination costs incurred with the closure of our non-BLOCKBUSTER branded stores during the second quarter of 2006.

Twenty-Six Weeks Ended July 1, 2007 Compared with Six Months Ended June 30, 2006

Revenues.    Revenues increased $39.4 million, or 1.5%, in the first twenty-six weeks of 2007 as compared to the first six months of 2006. The following is a summary of revenues by category:

	Twenty-Six Weeks Ended July 1, 2007		Six Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$2,015.7	73.6%	$2,040.5	75.7%	$(24.8)	(1.2)%
Merchandise sales	677.4	24.8%	626.5	23.2%	50.9	8.1%
Other revenues	43.1	1.6%	29.8	1.1%	13.3	44.6%

Total revenues	$2,736.2	100.0%	$2,696.8	100.0%	$39.4	1.5%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	0.0%	1.3%	(4.4)%
Merchandise sales	12.3%	(12.8)%	27.9%
Total revenues	2.7%	(0.6)%	9.7%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    Rental revenues decreased $24.8 million, or 1.2%, in the first twenty-six weeks of 2007 as compared with the first six months of 2006. The following is a summary of rental revenues by product category:

	Twenty-Six Weeks Ended July 1, 2007		Six Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$1,267.3	62.8%	$1,440.5	70.6%	$(173.2)	(12.0)%
Base movie rental revenues—online	241.6	12.0%	109.5	5.4%	132.1	120.6%
Movie previously rented product (“PRP”) revenues	300.6	14.9%	265.4	13.0%	35.2	13.3%
Movie EVF revenues (1)	35.8	1.8%	34.4	1.7%	1.4	4.1%

Total movie rental revenues	1,845.3	91.5%	1,849.8	90.7%	(4.5)	(0.2)%

Game rental revenues:
Base game rental revenues	134.1	6.7%	151.3	7.4%	(17.2)	(11.4)%
Game PRP revenues	33.7	1.7%	36.6	1.8%	(2.9)	(7.9)%
Game EVF revenues	2.6	0.1%	2.8	0.1%	(0.2)	(7.1)%

Total game rental revenues	170.4	8.5%	190.7	9.3%	(20.3)	(10.6)%

Total rental revenues	$2,015.7	100.0%	$2,040.5	100.0%	$(24.8)	(1.2)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	1.1%	2.5%	(3.7)%
Game rental revenues	(10.2)%	(9.7)%	(11.9)%
Total rental revenues	0.0%	1.3%	(4.4)%

(1)	The “no late fees” program does not apply at our international locations excluding stores in Canada. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

(2)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $4.5 million, or 0.2%, in the first twenty-six weeks of 2007 as compared with the first six months of 2006. The decrease in movie rental revenues resulted primarily from the closure of company-operated stores since the second quarter of 2006 offset by the impact of favorable foreign exchange rates and a 1.1% increase in worldwide same-store movie rental revenues.

The increase in worldwide same-store movie rental revenues was driven by a 2.5% increase in domestic same-store movie rental revenues. We believe that our domestic rental offerings, including BLOCKBUSTER Total Access, the transfer of a portion of revenues from our closed stores and increased promotional activity around our PRP offerings contributed to our positive domestic same-store movie rental revenues despite an unfavorable home video release schedule during the first twenty-six weeks of 2007 as compared to the first six months of 2006. The growth in domestic same-store movie rental revenues was offset by a 3.7% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that the in-store movie rental industry will remain under pressure for the remainder of 2007. However, we expect our innovative customer propositions, mainly BLOCKBUSTER Total Access, to help offset these negative trends and result in increased domestic in-store and online customers during 2007. Additionally, we expect that our movie rental revenues will be positively impacted by a favorable home video release schedule for the third and fourth quarters of 2007.

Game Rental Revenues.    Game rental revenues decreased $20.3 million, or 10.6%, in the first twenty-six weeks of 2007 as compared with the first six months of 2006 primarily due to a 10.2% decrease in worldwide same-store game rental revenues and the closure of company-operated stores since the second quarter of 2006. The decline in same-store game rental revenues, including sales of PRP, resulted from decreased marketing of game concepts and the tendency of early adopters to buy versus rent as next generation game platforms were released domestically during late 2006 and internationally during the first quarter of 2007.

Merchandise Sales.    Merchandise sales increased $50.9 million, or 8.1%, in the first twenty-six weeks of 2007 as compared with the first six months of 2006. The following is a summary of merchandise sales by product category:

	Twenty-Six Weeks Ended July 1, 2007		Six Months Ended June 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$190.7	28.1%	$209.2	33.4%	$(18.5)	(8.8)%
Game sales	316.3	46.7%	262.4	41.9%	53.9	20.5%
General merchandise sales	170.4	25.2%	154.9	24.7%	15.5	10.0%

Total merchandise sales	$677.4	100.0%	$626.5	100.0%	$50.9	8.1%

	Same-Store Merchandise Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(9.1)%	(12.3)%	(5.6)%
Game sales	35.8%	(54.9)%	56.0%
General merchandise sales	8.1%	8.3%	7.9%
Total merchandise sales	12.3%	(12.8)%	27.9%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $18.5 million, or 8.8%, in the first twenty-six weeks of 2007 as compared to the first six months of 2006 as a result of a 9.1% decrease in worldwide same-store movie sales and the closure of company-operated stores since the second quarter of 2006 offset by the impact of favorable exchange rates. The decrease in our worldwide same-store movie sales was mainly due to our reduction of retail movie inventory in an effort to shift our resources toward higher margin rental and retail revenues and a significant decrease in our promotional pricing activity around new movie product. The sale of new DVDs usually generates a lower gross margin than our traded and general merchandise retail offerings. Movie sales were also negatively impacted by continued competition from retail mass merchant sales of low-priced DVDs, an unfavorable home video release schedule for the first twenty-six weeks of 2007 as compared to the first six months of 2006 and by piracy internationally. These factors resulted in a decrease of approximately 7.2% in overall unit sales of movies worldwide during the first twenty-six weeks of 2007 as compared to the first six months of 2006.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $53.9 million, or 20.5%, in the first twenty-six weeks of 2007 as compared to the first six months of 2006 as a result of a 35.8% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates offset by the sale of 217 GAMESTATION stores during the second quarter of 2006 and the closure of company-operated stores since the second quarter of 2006. The increase in worldwide same-store games sales was driven by a 56.0% increase in international same-store game sales reflecting continued demand for new and traded games in various international markets. Additionally, international game sales were positively impacted by the introduction of next generation game platforms released during the first quarter of 2007 and a subsequent significant increase in our retail game inventory. International same-store game sales were offset by a 54.9% decrease in domestic same-store game sales resulting from a reduction in our retail game inventory domestically and a decrease in marketing activities surrounding our game concepts.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $15.5 million, or 10.0%, in the first twenty-six weeks of 2007 as compared to the first six months of 2006. This was due primarily to an 8.1% increase in worldwide same-store general merchandise sales and the impact of favorable exchange rates offset by the closure of company-operated stores since the second quarter of 2006. The increase in worldwide same-store general merchandise sales was driven by confection sales both domestically and internationally and as a result of increased traffic in our stores as a result of our BLOCKBUSTER Total Access program during the first twenty-six weeks of 2007.

Other Revenues.    Other revenues of $43.1 million in the first twenty-six weeks of 2007 increased $13.3 million, or 44.6%, from $29.8 million in the first six months of 2006, mainly resulting from a termination fee of approximately $20 million received in connection with the termination of the franchise agreement with our franchisee in Brazil during the first quarter of 2007 and approximately $5 million received in connection with a subsequent license agreement in Brazil during the second quarter of 2007. This increase was offset by reduced royalties and fees received from our franchisees during the first twenty-six weeks of 2007 as compared to the first six months of 2006.

Cost of Sales.    Cost of sales of $1,338.7 million in the first twenty-six weeks of 2007 increased $161.9 million, or 13.8%, from $1,176.8 million in the first six months of 2006, as a result of changes in gross profit discussed below.

Gross Profit.    Gross profit of $1,397.5 million in the first twenty-six weeks of 2007 decreased $122.5 million, or 8.1%, from $1,520.0 million in the first six months of 2006, primarily as a result of the decrease in rental gross profit discussed below, which was partially offset by the impact of the revenue received from the termination of our Brazilian franchise agreement and subsequent license agreement in Brazil during the first twenty-six weeks of 2007. Total gross margin decreased to 51.1% during the first twenty-six weeks of 2007 from 56.4% during the first six months of 2006.

Rental Gross Profit.    Rental gross profit of $1,187.1 million in the first twenty-six weeks of 2007 decreased $147.2 million, or 11.0%, from $1,334.3 million in the first six months of 2006 primarily due to the purchase of additional rental product in order to support in-store exchanges resulting from additional traffic generated by the significant growth of BLOCKBUSTER Total Access. As a result, our rental gross margin decreased to 58.9% during the first twenty-six weeks of 2007 as compared to 65.4% during the first six months of 2006.

Merchandise Gross Profit.    Merchandise gross profit of $167.3 million in the first twenty-six weeks of 2007 increased $11.4 million, or 7.3%, from merchandise gross profit of $155.9 million in the first six months of 2006. The increase in merchandise gross profit was primarily attributable to a corresponding increase in merchandise sales, mainly in new game sales and confection sales. Additionally, our merchandise gross margin remained relatively flat at 24.7% in the first twenty-six weeks of 2007 as compared with 24.9% during the first six months of 2006.

Operating Expenses.    Total operating expenses, which include occupancy costs, selling and advertising expenses, compensation expenses, other corporate and store expenses, depreciation and intangible amortization, and gain on sale of GAMESTATION, were $1,429.6 million in the first twenty-six weeks of 2007, a decrease of

$60.4 million, or 4.1%, from $1,490.0 million in the first six months of 2006 mainly resulting from a gain of $77.7 million related to the sale of GAMESTATION. Excluding the gain on sale of GAMESTATION, the increase in total operating expenses was primarily due to the increase in advertising expenses discussed below. Total operating expenses, excluding the gain on sale of GAMESTATION, remained relatively consistent as a percentage of revenues at 55.1% during the first twenty-six weeks of 2007 as compared to 55.3% during the first six months of 2006. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, of $1,410.2 million in the first twenty-six weeks of 2007, increased $25.0 million, or 1.8%, from $1,385.2 million in the first six months of 2006. However, selling, general and administrative expense as a percentage of total revenues remained relatively consistent at 51.5% during the first twenty-six weeks of 2007 as compared to 51.4% in the first six months of 2006. The change in selling, general and administrative expense in the first twenty-six weeks of 2007 resulted from the following items:

•

Compensation expense decreased $38.5 million primarily resulting from our focus on cost-savings measures which focused on the optimization of store labor hours and a reduction in the number of corporate employees. Additionally, compensation was favorably impacted by the closure of company-operated stores since the second quarter of 2006, lower bonus accruals and reduced stock compensation expense during the first twenty-six weeks of 2007 as compared to the first six months of 2006.

•

Occupancy costs decreased $6.1 million due primarily to the closure and sale of company-operated stores since the second quarter of 2006. This decrease was offset by increased foreign exchange rates, rising utility costs and general inflation on lease renewals and real estate taxes.

•

Other general and administrative expenses increased $11.9 million. The increase was primarily as a result of the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 and increased legal expenses during the first twenty-six weeks of 2007 as compared to the first six months of 2006.

•

Advertising expense, which includes online subscriber acquisition costs, increased $57.7 million mainly resulting from increased advertising expenses to support BLOCKBUSTER Total Access, including an incremental $35 million in national media marketing expense incurred during the first quarter of 2007.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $97.1 million in the first twenty-six weeks of 2007 decreased $7.7 million, or 7.3%, as compared with $104.8 million in the first six months of 2006. The decrease was primarily the result of the closure and sale of company-operated stores.

Operating Income (Loss).    Operating loss was $32.1 million in the first twenty-six weeks of 2007 compared to operating income of $30.0 million in the first six months of 2006. This change was due to the items discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $39.6 million in the first twenty-six weeks of 2007 decreased $5.8 million, or 12.8%, as compared with $45.4 million in the first six months of 2006. The change is primarily related to a decrease in interest expense as a result of lower average outstanding debt balances during the first twenty-six weeks of 2007 as compared to the first six months of 2006 due to prepayments of debt which occurred during the first and second quarters of 2007.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $11.5 million in the first twenty-six weeks of 2007 as compared with a benefit of $91.0 million in the first six months of 2006. The benefit for income taxes in the first six months of 2006 includes a tax benefit of $97.9 million that is the result of the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Income (Loss) from Continuing Operations.    Loss from continuing operations was $83.2 million in the first twenty-six weeks of 2007 as compared to income from continuing operations of $75.6 million for the first six months of 2006. This change is the result of items discussed above.

Income (Loss) from Discontinued Operations.    Income from discontinued operations was $1.5 million in the first twenty-six weeks of 2007 as compared to a loss from discontinued operations of $9.1 million for the first six months of 2006. The change primarily relates to a gain recorded on the sale of RHINO VIDEO GAMES of $2.8 million during the first quarter of 2007 as compared to lease termination costs incurred in connection with the closure of our non-BLOCKBUSTER branded stores during the first six months of 2006.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock for the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. However, our indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 4 of the consolidated financial statements for further discussion of these items.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	July 1, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate of 8.4% at July 1, 2007	$12.9	$20.8
Term B loan, interest rate ranging from 8.6% to 8.7% at July 1, 2007	4.8	52.6

Total current portion of long-term debt	17.7	73.4
Current portion of capital lease obligations	10.2	11.3

	$27.9	$84.7

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	July 1, 2007	December 31, 2006
Credit facilities:
Revolving credit facility, interest rate of 8.4% at July 1, 2007	$40.0	$—
Term A loan, interest rate of 8.4% at July 1, 2007	37.9	60.5
Term B loan, interest rate ranging from 8.6% to 8.7% at July 1, 2007	367.9	490.5
Senior subordinated notes, interest rate of 9.0% at July 1, 2007	300.0	300.0

Total long-term debt, less current portion	745.8	851.0
Capital lease obligations, less current portion	43.6	48.5

	$789.4	$899.5

As of July 1, 2007, $40.0 million was outstanding under our revolving credit facility and $423.5 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $55.4 million reserved to support other letters of credit, totaled $254.6 million at July 1, 2007. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 1, 2007 for our borrowings under the credit facilities was 8.6%. As of July 1, 2007, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of July 1, 2007, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

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

On April 18, 2007, we entered into an amendment to our amended and restated credit agreement which provided for additional sales, transfers or other dispositions of assets with a cumulative aggregate fair market value of up to $150 million, and required that we make prepayments on the credit facilities in an amount equal to 100% of the net proceeds received from such additional sales, transfers or other dispositions of assets.

On July 13, 2007, we entered into an additional amendment (“the Second Amendment”) to our amended and restated credit agreement which:

(i)	accelerates reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008 which effectively reduces the total amount of the revolving commitments from $500 million to $450 million;

(ii)	modifies the applicable margins;

(iii)	amends the definition of Consolidated EBITDA;

(iv)	amends the asset sale baskets and the related mandatory prepayment requirements;

(v)	provides for a premium of 1.0% in the event of certain refinancings through April 6, 2008;

(vi)	defers the applicability of the Fixed Charge Coverage Ratio and Leverage Ratio requirements from fiscal 2008 to fiscal 2009;

(vii)	provides for a one-time fee payable by us to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

(viii)	amends the Consolidated EBITDA requirements such that we may not permit Consolidated EBITDA for any period of four consecutive fiscal quarters to be less than (a) $140 million for the periods ending July 1, 2007 and September 30, 2007, (b) $165 million for the period ending January 6, 2008, (c) $180 million for the period ending April 6, 2008, (d) $200 million for the period ending July 6, 2008, (e) $225 million for the period ending October 5, 2008, and (f) $250 million for the period ending January 4, 2009; and

(ix)	waives any default resulting from our failure to comply with the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007.

Without the benefit of the lenders’ waiver of the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007 that is contained in the Second Amendment, we would have been in default of such covenant.

In connection with the Second Amendment, the applicable margin for our borrowings under the credit facilities increased 50 basis points. We were also required to pay a standard amendment fee to the administrative agent and the syndicate lenders.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due within 90 days after the end of the fiscal year. As a result, we made prepayments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the twenty-six weeks ended July 1, 2007, we did not generate excess cash flow, as defined by the credit agreement; as a result, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended January 6, 2008. Additionally, we are required to make prepayments on the credit facilities related to certain sales, transfers, assignments or other dispositions of property or assets (including equity interests in subsidiaries). Therefore, during the first quarter of 2007, we made prepayments of approximately $9 million related to such transactions in the first quarter of 2007 and the fourth quarter of 2006. During the second quarter of 2007, we made prepayments of approximately $136 million related to such transactions during the second quarter of 2007.

Consolidated Cash Flows

Operating Activities.    Net cash flow from operating activities decreased $202.0 million to $184.3 million of cash used for operating activities during the first twenty-six weeks of 2007 from $17.7 million of cash provided by operating activities for the first six months of 2006. The decrease in operating cash flows primarily resulted from a $144.3 million decrease in net income as adjusted for non-cash items, such as depreciation and intangible amortization, share-based compensation, gain on sale of real estate, gain on sale of GAMESTATION, deferred taxes and other items and an income tax benefit of approximately $94 million resulting from the resolution of income tax audits recorded during the first six months of 2006 and included in the decrease in accrued expenses and other liabilities. Additionally, changes in working capital used $177.7 million of cash during the first twenty-six weeks of 2007 as compared with $119.8 million during the first six months of 2006. We have historically used a significant portion of our cash to pay down accounts payable in the first and second quarters. However, we substantially lowered our accounts payable at the end of 2005 which resulted in less cash required to pay down accounts payable during the first six months of 2006.

Investing Activities.    Net cash flow from investing activities increased $121.1 million to $106.8 million of cash provided by investing activities in the first twenty-six weeks of 2007 from $14.3 million of cash used for investing activities for the first six months of 2006. The change primarily relates to $135.8 million in proceeds from the sale of GAMESTATION offset by an increase in capital expenditures of $6.7 million and the acquisition of an intangible asset of $7.0 million during the first twenty-six weeks of 2007.

Financing Activities.    Net cash flow used for financing activities increased $13.2 million to $172.5 million in the first twenty-six weeks of 2007 as compared with $159.3 million in the first six months of 2006. This change was primarily due to $160.9 million in net repayments of long-term debt under our credit facilities during the first twenty-six weeks of 2007 as compared to $145.3 million in repayments during the first six months of 2006.

Other Financial Measurements: Working Capital

At July 1, 2007, we had cash and cash equivalents of $147.9 million. Working capital was $148.6 million as compared to $170.3 million at December 31, 2006.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking, including those relating to (i) our overall strategies and our related initiatives and investments, including our “no late fees” program and our online business and efforts, such as BLOCKBUSTER Total Access, to integrate our in-store and online consumer offering and any future digital delivery offering, and our expectations with respect to the competitive and financial impact of these and other initiatives; (ii) our outlook for the home video industry and our beliefs with respect to our ability to increase our share of the overall video rental market; (iii) our expectations with respect to offsetting the decline in the in-store rental market through our innovative customer propositions, such as BLOCKBUSTER Total Access, and our expectations with respect to increasing our domestic in-store and online customer base during 2007 as a result of these propositions; (iv) our expectations with respect to our movie rental revenues being positively impacted by a favorable home video release schedule for the third and fourth quarters of 2007; (v) our expectations with respect to improving profitability and cash flow and controlling costs; (vi) our goals for subscriber growth in our online rental business and our expectations with respect to our ability to capture incremental value for the convenience of our in-store exchanges and strike an appropriate balance between subscriber growth and enhanced profitability; (vii) our planned comprehensive review of all costs and efforts to manage spending to find efficiencies that may be redeployed to fund future growth initiatives; (viii) our expectations with respect to store closures, divestitures or other strategic alternatives with respect to our asset portfolio; (ix) our expectations regarding liquidity, including our anticipated needs for, and sources of, funds, compliance with restrictions and covenants in our debt agreements, and anticipated additional operating flexibility necessary to position us for improved profitability and cash flow; (x) our plans for managing exposure to interest and currency exchange rate fluctuations; and (xi) our expectations and intentions relating to outstanding litigation.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, in particular our “no late fees” and BLOCKBUSTER Total Access programs, and any future digital delivery offering, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations, and any adverse publicity relating thereto;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding and any future litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel and any shift in strategy in connection with key management changes;

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of July 1, 2007 and June 30, 2006, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $463.5 million at July 1, 2007, and the weighted-average interest rate for these borrowings was 8.6%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $4.6 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $25.9 million and $58.1 million for the thirteen and twenty-six week period ended July 1, 2007, respectively, and operating income would have increased by $0.2 million and $1.1 million for the thirteen and twenty-six week period ended July 1, 2007, respectively, if foreign exchange rates at July 1, 2007 were consistent with exchange rates at June 30, 2006.

Our operations outside the United States, mainly in Europe and Canada, constituted 33.6% and 32.3% of our total revenues for the thirteen weeks ended July 1, 2007 and three months ended June 30, 2006, respectively, and 35.1% and 31.8% for the twenty-six weeks ended July 1, 2007 and the six months ended June 30, 2006, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2007, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 4 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 9, 2007. The stockholders voted on the following:

1.	the election of three Class II directors;

2.	a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to eliminate the classification of the Board of Directors;

3.	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2007;

4.	a stockholder proposal for an annual advisory resolution of stockholders to ratify certain named executive officer compensation disclosures; and

5.	a stockholder proposal for a mandatory conversion of the Company’s Class B common stock into Class A common stock on a one-for-one basis.

Election of Directors. The following persons were elected as Class II directors at the Annual Meeting:

Nominee	Votes For	Votes Withheld
James W. Crystal	190,971,476	31,607,217
Gary J. Fernandes	123,709,016	98,869,677
Jules Haimovitz	186,432,704	36,145,989

The following additional directors’ terms continued after the Annual Meeting: John F. Antioco, Edward Bleier, Robert A. Bowman, Jackie M. Clegg, Carl C. Icahn and Strauss Zelnick. On July 2, 2007, former Chairman of the Board and Chief Executive Officer John F. Antioco was replaced by James W. Keyes.

Proposal to Amend the Company’s Second Amended and Restated Certificate of Incorporation. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
221,424,848	990,531	163,314

Ratification of the Appointment of Independent Registered Public Accounting Firm. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
222,219,577	283,294	75,822

Stockholder Proposal for Annual Advisory Resolution of Stockholders to Ratify Certain Named Executive Officer Compensation Disclosures. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
92,997,615	67,870,061	5,775,406

Stockholder Proposal for Mandatory Conversion of Class B Common Stock into Class A Common Stock on a One-For-One Basis. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
102,448,460	63,064,961	1,129,660

Item 6.	Exhibits

The Exhibit Index on pages 51 through 52 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Larry J. Zine
Larry J. Zine Executive Vice President, Chief Financial Officer and Chief Administrative Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: August 10, 2007

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.2	Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 10, 2007).

3.4	Amendment to the Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K, filed on November 15, 2005).

Executive Officer Employment and Separation Agreements

10.1	Amendment to Employment Agreement between Blockbuster Inc. and Nicholas P. Shepherd, dated April 11, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 13, 2007).

10.2	Amendment to Executive Service Agreement between Blockbuster Entertainment Limited and Christopher J. Wyatt, dated April 13, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 13, 2007).

10.3	Form of Non-Qualified Stock Option Agreement Pursuant to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan (as amended through October 6, 2004) (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 24, 2007).

10.4	Letter Agreement between Blockbuster Inc. and Larry J. Zine, dated June 19, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on June 21, 2007).

10.5	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on July 2, 2007).

Credit Agreement

10.6	First Amendment to the Credit Agreement between Blockbuster Inc. and the banks named therein, effective April 18, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 24, 2007).

10.7	Second Amendment to the Credit Agreement between Blockbuster Inc. and the banks named therein, effective July 13, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on July 18, 2007).

Other Material Agreements

10.8	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Games Station Limited, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 7, 2007).

10.9	Tax Deed, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 7, 2007).

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.