Form 10-Q
period 2007-09-30
BLOCKBUSTER INC
filed 2007-11-09
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 6, 2007:

Class A common stock, par value $.01 per share: 121,213,349

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Operations (Unaudited)—Thirteen and Thirty-Nine Weeks Ended September 30, 2007 and Three and Nine Months Ended September 30, 2006	3

	Consolidated Balance Sheets (Unaudited)—September 30, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows (Unaudited)—Thirty-Nine Weeks Ended September 30, 2007 and Nine Months Ended September 30, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 6.	Exhibits	48

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended September 30, 2007	Three Months Ended September 30, 2006	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
Base rental revenues	$793.5	$808.0	$2,436.5	$2,509.3
Previously rented product (“PRP”) revenues	150.6	167.3	484.9	469.3
Extended viewing fee (“EVF”) revenues	18.6	18.2	57.0	55.4

Total rental revenues	962.7	993.5	2,978.4	3,034.0
Merchandise sales	267.6	304.0	945.0	930.5
Other revenues	7.9	15.9	51.0	45.7

	1,238.2	1,313.4	3,974.4	4,010.2

Cost of sales:
Cost of rental revenues	365.4	347.7	1,194.0	1,053.9
Cost of merchandise sold	205.0	222.2	715.1	692.8

	570.4	569.9	1,909.1	1,746.7

Gross profit	667.8	743.5	2,065.3	2,263.5

Operating expenses:
General and administrative	603.2	655.1	1,882.0	1,966.6
Advertising	27.5	33.0	158.9	106.7
Depreciation and intangible amortization	42.9	52.1	140.0	156.9
Gain on sale of Gamestation	(0.2)	—	(77.9)	—

	673.4	740.2	2,103.0	2,230.2

Operating income (loss)	(5.6)	3.3	(37.7)	33.3
Interest expense	(20.7)	(24.2)	(65.4)	(77.1)
Interest income	1.3	1.6	5.1	7.3
Other items, net	(1.1)	0.6	0.2	2.4

Loss before income taxes	(26.1)	(18.7)	(97.8)	(34.1)
Benefit (provision) for income taxes	(8.7)	(4.3)	(20.2)	86.7

Income (loss) from continuing operations	(34.8)	(23.0)	(118.0)	52.6
Income (loss) from discontinued operations, net of tax (Note 5)	(0.2)	(1.7)	1.3	(10.8)

Net income (loss)	(35.0)	(24.7)	(116.7)	41.8
Preferred stock dividends	(2.8)	(2.8)	(8.4)	(8.4)

Net income (loss) applicable to common stockholders	$(37.8)	$(27.5)	$(125.1)	$33.4

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.20)	$(0.14)	$(0.67)	$0.24
Discontinued operations	—	(0.01)	0.01	(0.06)

Net income (loss)	$(0.20)	$(0.15)	$(0.66)	$0.18

Weighted-average common shares outstanding:
Basic and diluted	190.6	187.2	190.0	186.9

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$129.3	$394.9
Receivables, less allowances of $8.4 and $6.5 for 2007 and 2006, respectively	91.4	133.8
Merchandise inventories	348.8	343.9
Rental library, net	434.3	457.1
Deferred income taxes	14.1	14.1
Prepaid and other current assets	190.8	221.8

Total current assets	1,208.7	1,565.6
Property and equipment, net	487.1	580.1
Deferred income taxes	135.2	129.3
Intangibles, net	13.8	27.5
Goodwill	776.3	807.7
Other assets	21.9	27.0

	$2,643.0	$3,137.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$417.1	$517.7
Accrued expenses	556.1	670.9
Current portion of long-term debt	35.1	73.4
Current portion of capital lease obligations	10.0	11.3
Deferred income taxes	127.4	122.0

Total current liabilities	1,145.7	1,395.3
Long-term debt, less current portion	754.5	851.0
Capital lease obligations, less current portion	41.0	48.5
Other liabilities	79.0	100.0

	2,020.2	2,394.8

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100.0 shares authorized; 0.15 shares issued and outstanding for 2007 and 2006 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 118.7 and 117.3 shares issued and outstanding for 2007 and 2006, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2007 and 2006	0.7	0.7
Additional paid-in capital	5,373.3	5,371.3
Accumulated deficit	(4,878.9)	(4,763.3)
Accumulated other comprehensive loss	(23.5)	(17.5)

Total stockholders’ equity	622.8	742.4

	$2,643.0	$3,137.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(116.7)	$41.8
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization	140.0	158.8
Rental library purchases	(500.7)	(452.2)
Rental library amortization	540.2	526.5
Non-cash share-based compensation	9.9	18.4
Gain on sale of real estate	—	(6.4)
Gain on sale of Gamestation	(77.9)	—
Deferred taxes and other	(1.7)	6.7
Change in operating assets and liabilities:
Decrease in receivables	45.1	30.8
(Increase) decrease in merchandise inventories	(56.8)	22.4
Decrease in prepaid and other assets	31.3	52.6
Decrease in accounts payable	(80.3)	(68.0)
Decrease in accrued expenses and other liabilities	(133.8)	(161.9)

Net cash flow provided by (used for) operating activities	(201.4)	169.5

Cash flows from investing activities:
Capital expenditures	(52.0)	(39.7)
Cash used for acquisitions	(12.0)	—
Proceeds from sale of Gamestation	147.7	—
Proceeds from sale of store operations	8.5	3.1
Proceeds from sale of real estate	—	7.8
Acquisition of intangible asset	(7.1)	—
Other investing activities	0.9	0.5

Net cash flow provided by (used for) investing activities	86.0	(28.3)

Cash flows from financing activities:
Proceeds from credit agreement	85.0	—
Repayments on credit agreement	(219.8)	(150.4)
Debt issuance costs	(4.0)	—
Cash dividends on preferred stock	(8.4)	(8.4)
Capital lease payments	(8.8)	(12.4)

Net cash used for financing activities	(156.0)	(171.2)

Effect of exchange rate changes on cash	5.8	8.6

Net decrease in cash and cash equivalents	(265.6)	(21.4)
Cash and cash equivalents at beginning of period	394.9	276.2

Cash and cash equivalents at end of period	$129.3	$254.8

Supplemental cash flow information:
Cash payments for interest	$70.3	$82.0
Cash payments (refunds) for income taxes, net	$22.1	$(6.4)

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. Blockbuster also operates online services offering the rental and sale of movies delivered by mail and digital distribution of movies over the Internet.

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

Fiscal Year

The Company changed its fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the first Sunday following December 30. The change in Blockbuster’s fiscal year took effect on January 1, 2007, therefore there was no transition period in connection with this change of fiscal year-end. As a result, the third quarter of 2007 includes the thirteen weeks ended September 30, 2007 and the third quarter of 2006 includes the three months ended September 30, 2006.

Severance Charges

During the thirteen and thirty-nine weeks ended September 30, 2007, the Company incurred severance costs of $7.9 million and $17.5 million, respectively, primarily as a result of involuntary employee terminations

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

initiated as part of the Company’s focus on operating expense management. The Company also incurred severance costs of $5.0 million and $14.5 million, respectively, for the three and nine months ended 2006, associated with involuntary employee terminations. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2007, the remaining liability to be paid in the future related to these and other termination benefits was approximately $11.6 million. There have been no significant adjustments to previously accrued severance costs during 2007.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company establishes reserves for store closures in the period that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” in the Company’s Consolidated Statements of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

During the thirteen and thirty-nine weeks ended September 30, 2007, the Company incurred approximately $1.7 million and $11.4 million, respectively, in operating expenses related to store closures. This includes $1.6 million and $8.7 million, respectively, in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated store locations. During the three and nine months ended September 30, 2006, the Company incurred approximately $3.8 million and $12.7 million, respectively, in operating expenses related to store closures. This includes $2.0 million and $9.3 million, respectively, in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated store locations. The remaining operating expenses incurred during the thirteen and thirty-nine weeks ended September 30, 2007 and the three and nine months ended September 30, 2006 reflect accelerated depreciation of store assets during the period. As of September 30, 2007, the remaining liability to be paid in the future related to these reserves was $4.4 million. The Company made payments of approximately $8.8 million in rent and lease termination costs for the thirty-nine weeks ended September 30, 2007. There have been no significant adjustments to previously accrued store closure costs during 2007.

Transactions with Franchisees

During the fourth quarter of 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. During the third quarter of 2006, the franchisee defaulted on the note, which had an outstanding balance of $5.4 million and, during the fourth quarter of 2006, the Company was required to perform under its guarantee. The Company’s guarantee was collateralized by certain store assets and a personal guarantee of the franchisee. The Company filed a lawsuit against the franchisee to recover payment or assets to satisfy this liability. As a result, the Company recorded a $4.0 million charge to record this liability during the third quarter of 2006, net of the estimated fair value of the collateralized assets, which is included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. On July 12, 2007, the Company and the franchisee settled the case. The settlement of the case did not have a material impact on the Company’s financial statements. On August 22, 2007, the case was dismissed with prejudice.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

During the first quarter of 2007, Blockbuster’s franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, Blockbuster entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. The termination agreement resulted in Blockbuster receiving a termination fee of approximately $20 million, which has been included in “Other revenues” in the Company’s Consolidated Statements of Operations. Additionally, during the second quarter of 2007, Blockbuster received $5 million related to the license agreement with Lojas Americanas, which is included in “Other revenues” in the Company’s Consolidated Statements of Operations.

Revenue Recognition

During the first quarter of 2005, Blockbuster implemented the “no late fees” program, which means Blockbuster no longer charges extended viewing fees on any movie or game rentals at substantially all of its company-operated BLOCKBUSTER® stores in the United States and Canada. Under the terms of the Company’s program, rental transactions continue to have two-day or weekly rental periods, depending on the specific title, with all transactions having an additional one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. Prior to the second quarter of 2007, revenues generated from sales to customers for product that had not been returned by the end of the original rental and goodwill periods were recognized after expiration of the 30-day return period. Beginning in the second quarter of 2007, Blockbuster began recognizing revenues generated from sales to customers for product that had not been returned by the end of the goodwill period based upon historical customer return history in accordance with SFAS 48, Revenue Recognition When Right of Return Exists (“SFAS 48”). Since the implementation of the “no late fees” program, Blockbuster has accumulated two years of data allowing the Company to make a reasonable estimate of sales that will ultimately be returned. As a result, Blockbuster recorded incremental rental revenues of $6.7 million and cost of rental revenues of $3.3 million during the second quarter of 2007.

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

Amended and Restated Employment Agreement with CEO

As previously disclosed in Blockbuster’s Annual Report on Form 10-K filed with the SEC on March 1, 2007, Blockbuster and its former Chief Executive Officer, John F. Antioco, were in discussions in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to Mr. Antioco. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to Mr. Antioco of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board would award him no 2006 bonus if Mr. Antioco contested the award. Mr. Antioco maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. Blockbuster had accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies. On March 20, 2007, Blockbuster announced that the Company and Mr. Antioco entered into a settlement agreement and an amended and restated employment agreement that collectively resolved the disagreement and set forth the terms of Mr. Antioco’s continued employment with Blockbuster. Under the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

amended and restated employment agreement, Mr. Antioco received a 2006 bonus of approximately $3.1 million. As a result, the Company reversed approximately $1.4 million of bonus expense during the first quarter of 2007 which had been accrued at December 31, 2006.

On July 2, 2007, the Company announced the appointment of James W. Keyes as the Company’s new Chairman of the Board and Chief Executive Officer. As a result of the appointment of Mr. Keyes, the amended and restated employment agreement with Mr. Antioco was terminated and the Company recorded approximately $6.3 million in costs during the second quarter of 2007 in accordance with the provisions of the agreement. Additionally, the Company recorded $1.4 million in share-based compensation expense relating to the immediate vesting of Mr. Antioco’s previously unvested restricted share units and stock options as further discussed in Note 3 below.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 16.9 million and 6.8 million shares of Class A common stock were outstanding as of September 30, 2007 and September 30, 2006, respectively. Additionally, 3.7 million and 4.1 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of September 30, 2007 and September 30, 2006, respectively. Because their inclusion would be anti-dilutive, all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock for the thirteen and thirty-nine weeks ended September 30, 2007 and the three and nine months ended September 30, 2006 were excluded from the computation of the weighted-average shares for diluted EPS. As a result, the weighted-average shares outstanding for basic and diluted EPS totaled 190.6 million and 190.0 million for the thirteen and thirty-nine weeks ended September 30, 2007, respectively, and 187.2 million and 186.9 million for the three and nine months ended September 30, 2006, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated other comprehensive loss of $23.5 million and $17.5 million as of September 30, 2007 and December 31, 2006, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended September 30, 2007 and three and nine months ended September 30, 2006 was as follows:

	Thirteen Weeks Ended September 30, 2007	Three Months Ended September 30, 2006	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income (loss)	$(35.0)	$(24.7)	$(116.7)	$41.8
Foreign currency translation adjustment, net of tax	7.2	8.8	(6.0)	20.6

Total comprehensive income (loss)	$(27.8)	$(15.9)	$(122.7)	$62.4

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

As of September 30, 2007, the liability for uncertain tax positions was approximately $3.7 million and is reflected as $1.8 million in “Accrued expenses” and $1.9 million in “Other liabilities” on the Company’s Consolidated Balance Sheets. If recognized, both amounts would result in a favorable effect on the Company’s effective tax rate.

Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of September 30, 2007, the Company had recorded liabilities of approximately $1.8 million associated with accrued interest and penalties related to uncertain tax positions.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results of operations or financial position.

On July 9, 2007, the Company reached an agreement with the State of New Mexico and settled an audit assessment for the tax years 1995 through 1998. The total assessment was $0.8 million and consisted of $0.3 million of tax and $0.5 million of interest. The $0.8 million payment and reduction in “Accrued expenses” on the Company’s Consolidated Balance Sheets did not have an effect on the Company’s effective tax rate.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following is a summary of the Company’s domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/02 and prior	No	Yes	N/A	Yes
Domestic	12/31/2003	No	Yes	N/A	Yes
Domestic	9/30/2004	Yes	No	Yes	Yes
Domestic	12/31/2004	Yes	No	Yes	No
Domestic	12/31/2005	Yes	No	Yes	No
Domestic	12/31/2006	Yes	No	Yes	No

The following is a summary of the Company’s other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination
Canada	1999 and prior	Post 1999	2000 & 2001
Ireland	1999 and prior	Post 1999	N/A
Italy	2001 and prior	Post 2001	N/A
Mexico	2000 and prior	Post 2000	N/A
United Kingdom	2003 and prior	Post 2003	N/A

During the nine months ended September 30, 2006, the Company recognized a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” in the Consolidated Statements of Operations. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the nine months ended September 30, 2006 associated with this benefit. The total benefit for the nine months ended September 30, 2006 consisted of a cash refund of approximately $21 million and a reduction of accrued liabilities of approximately $94 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

Note 2—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	September 30, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate ranging from 9.3% to 9.4% at September 30, 2007	$19.9	$20.8
Term B loan, interest rate ranging from 9.6% to 9.7% at September 30, 2007	15.2	52.6

Total current portion of long-term debt	35.1	73.4
Current portion of capital lease obligations	10.0	11.3

	$45.1	$84.7

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	September 30, 2007	December 31, 2006
Credit facilities:
Revolving credit facility, interest rate ranging from 9.2% to 9.4% at September 30, 2007	$70.0	$—
Term A loan, interest rate ranging from 9.3% to 9.4% at September 30, 2007	28.3	60.5
Term B loan, interest rate ranging from 9.6% to 9.7% at September 30, 2007	356.2	490.5
Senior subordinated notes, interest rate of 9.0% at September 30, 2007	300.0	300.0

Total long-term debt, less current portion	754.5	851.0
Capital lease obligations, less current portion	41.0	48.5

	$795.5	$899.5

As of September 30, 2007, $70.0 million was outstanding under the Company’s revolving credit facility and $419.6 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”),

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

and $55.6 million reserved to support other letters of credit, totaled $174.4 million at September 30, 2007. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2007 for borrowings under the credit facilities was 9.5%. As of September 30, 2007, commitment fees are charged at an annual rate of 0.5% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2007, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

On July 13, 2007, the Company entered into an additional amendment (the “Second Amendment”) to its amended and restated credit agreement which:

(i)	accelerates reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008, which effectively reduces the total amount of the revolving commitments from $500 million to $450 million;

(ii)	modifies the applicable margins;

(iii)	amends the definition of Consolidated EBITDA;

(iv)	amends the asset sale baskets and the related mandatory prepayment requirements;

(v)	provides for a premium of 1.0% in the event of certain refinancings through April 6, 2008;

(vi)	defers the applicability of the Fixed Charge Coverage Ratio and Leverage Ratio requirements from fiscal 2008 to fiscal 2009;

(vii)	provides for a one-time fee payable by the Company to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

(viii)	amends the Consolidated EBITDA requirements such that the Company may not permit Consolidated EBITDA for any period of four consecutive fiscal quarters to be less than

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

(ix)	waives any default resulting from the Company’s failure to comply with the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007.

In connection with the Second Amendment, the applicable margin for the Company’s borrowings under the credit facilities increased 50 basis points. The Company was also required to pay a standard amendment fee to the administrative agent and the syndicate lenders.

Without the benefit of the lenders’ waiver of the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007 that is contained in the Second Amendment, the Company would have been in default of such covenant. As of September 30, 2007, the Company was in compliance with the required minimum Consolidated EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the Second Amendment and expects to remain in compliance with such covenants over the next twelve months.

The Company is required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due within 90 days after the end of the fiscal year. As a result, the Company made prepayments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the thirty-nine weeks ended September 30, 2007, the Company did not generate excess cash flow as defined by the credit agreement. The Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended January 6, 2008. Additionally, the Company is required to make prepayments on the credit facilities related to certain sales, transfers, assignments or other dispositions of property or assets (including equity interests in subsidiaries). Therefore, during the first quarter of 2007, the Company made prepayments of approximately $9 million related to such transactions in the first quarter of 2007 and the fourth quarter of 2006. During the second quarter of 2007, the Company made prepayments of approximately $136 million related to such transactions. Prepayments of $0.4 million were made during the third quarter of 2007.

Note 3—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the thirteen and thirty-nine weeks ended September 30, 2007, the Company recognized share-based compensation expense related to stock options and restricted shares and restricted share units of $1.2 million and $9.9 million, respectively. For the three and nine months ended September 30, 2006, the Company recognized $4.7 million and $18.4 million, respectively, of share-based compensation expense related to stock options and restricted shares and restricted share units.

During the first quarter of 2007, the Company and its former Chief Executive Officer, John F. Antioco, entered into an amended and restated employment agreement as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. As of September 30, 2007, the liability related to Mr. Antioco’s restricted share units was approximately $3.7 million, which was included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. Additionally, the exercisability

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment were accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following July 2, 2007. As a result, the Company recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional six months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

On July 2, 2007, the Company announced the appointment of James W. Keyes as the Company’s new Chairman of the Board and Chief Executive Officer. The Company entered into a three-year employment agreement with Mr. Keyes commencing on July 2, 2007 (the “Effective Date”). On the Effective Date, Mr. Keyes was granted approximately 7.8 million stock options to purchase shares of Class A common stock, of which approximately 33.3% were granted at an exercise price of $4.485, approximately 22.2% were granted at an exercise price of $5.1578, approximately 22.2% were granted at an exercise price of $5.9314 and approximately 22.2% were granted at an exercise price of $6.8211. The options will vest over a three-year period on each anniversary of the Effective Date and expire on the fifth anniversary of the Effective Date. Additionally, under Mr. Keyes’ employment agreement, he was issued approximately 0.7 million restricted share units settleable in shares of Class A common stock, which will vest in full on the third anniversary of the Effective Date.

Including the awards made to Mr. Keyes on July 2, 2007 discussed above, during the thirty-nine weeks ended September 30, 2007, 11.2 million stock options were granted, no stock options were exercised by employees, and 1.0 million stock options were cancelled. In addition, 3.0 million restricted shares or restricted share units were granted to employees, 2.1 million restricted shares and restricted share units vested, and 1.5 million restricted shares and restricted share units were cancelled during the thirty-nine weeks ended September 30, 2007. As of September 30, 2007, 16.9 million stock options and 3.7 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of September 30, 2007 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Fourteen weeks ended January 6, 2008	$1.6	$2.8	$4.4
Year ended January 4, 2009	3.3	10.3	13.6
Year ended January 3, 2010 and thereafter	2.1	4.8	6.9

Total	$7.0	$17.9	$24.9

Note 4—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorneys’ fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. Blockbuster continues to deny all material allegations of the complaint. On June 15, 2006, Blockbuster appealed the judgment to the Fifth Court of Appeals, Dallas County, Texas. Based upon its belief that the conditions for a loss accrual described in SFAS No. 5, Accounting for Contingencies, have not been met, Blockbuster has made no accrual for this loss contingency.

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. On May 2, 2007, the trial court granted Blockbuster’s motion for summary judgment dismissing the state law unfair practices and unfair competition claims. On August 17, 2007, plaintiffs filed their notice of intent to appeal the trial court’s dismissal. Blockbuster believes the claims are without merit and intends to vigorously defend itself on appeal. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split-off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (the “Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of Blockbuster’s motion to decertify plaintiff classes. Plaintiffs may choose to petition the Illinois Supreme Court for leave to appeal. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constituted conversion and violated California consumer protection statutes prohibiting untrue and misleading advertising. The suit sought equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit sought compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 24, 2006, the Tallarino and Sanchez cases were consolidated. On August 6, 2007, the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Tallarino and Sanchez cases were dismissed with prejudice. On March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program is a breach of an express warranty and a violation of California’s business and professions code as an unfair business practice and misleading advertising claim. The suit seeks compensatory, statutory and injunctive relief. The suit had been stayed in deference to the Tallarino and Sanchez cases. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit seeks compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

On November 10, 2005, Congregation Ezra Sholom filed a putative collective class action complaint under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States District Court for the Northern District of Texas. On January 4, 2006, Victor Allgeier filed a putative collective class action complaint under the Exchange Act in the United States District Court for the Northern District of Texas. On April 28, 2006, the Sholom and Allgeier lawsuits were consolidated, and later amended. The consolidated lawsuit purported to be filed on behalf of those persons who purchased Blockbuster stock between September 8, 2004 and August 9, 2005. In the consolidated lawsuit, plaintiffs asserted claims against Blockbuster, National Amusements Inc., Viacom, John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Philippe P. Dauman, Michael D. Fricklas, Linda Griego, John L. Muething, Sumner M. Redstone and Larry J. Zine. Plaintiffs claimed the above-referenced defendants committed securities fraud in violation of the Exchange Act by failing to disclose at the time of the Blockbuster split-off from Viacom that Blockbuster lacked the financial and other resources required to implement initiatives announced at that time. Plaintiffs claimed violations of the Exchange Act for allegedly false and misleading statements and omissions of material fact by the defendants regarding Blockbuster’s financial results. Plaintiffs sought compensatory damages, court costs, attorneys’ fees and expert witness fees. On August 22, 2007, the trial court granted the above-referenced defendants’ motions to dismiss and dismissed all of plaintiffs’ claims with prejudice.

On September 8, 2006, John Halaris filed a putative class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserts claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorneys’ fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. On September 21, 2007, the trial court partially granted the above-named defendants’ motions to dismiss the complaint and dismissed plaintiff’s claims for restitution damages and alleged omissions by the above-named

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

defendants. The trial court denied other portions of defendants’ motions to dismiss and reserved judgment on other portions of defendants’ motions to dismiss. The trial court is allowing plaintiff the opportunity to re-plead his claims in light of the trial court’s partial dismissal. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

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

On November 22, 2006, Blockbuster Inc. v. C and C Self Enterprises, Inc., T. Claiborne Self, and Cynthia Self, was filed in the 134th Judicial District Court of Dallas County, Texas. On December 14, 2006, this matter was transferred to the 116th Judicial District Court of Dallas County, Texas. Blockbuster filed claims for breach of contract against the defendants, a Blockbuster franchisee and its principals, for failure to pay the outstanding balance on a note and breach of other loan documents, breach of franchise agreements, breach of revenue share agreements and breach of principal owner’s undertakings. Blockbuster sought damages for breach of the note and other loan documents, breach of revenue share agreements, and breach of the principal owner’s undertakings, pre-judgment and post-judgment interest, attorneys’ fees, expenses and court costs. On July 12, 2007, Blockbuster and the defendants settled the case. The settlement of the case did not have a material impact on Blockbuster’s financial statements. On August 22, 2007, the case was dismissed with prejudice.

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

During the third quarter of 2006, the Company completed the divesture of MOVIE TRADING CO.® (“MTC”), a wholly-owned subsidiary. The divestiture was completed through the sale of eleven stores to an unrelated party and the closure of the remaining stores. An impairment of MTC’s long-lived assets was recorded

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

in previous periods, as well as $1.1 million in inventory charges which were recorded in the second quarter of 2006 and a gain on disposal of $0.3 million which was recorded in the third quarter of 2006 associated with the sale of these locations.

During the first quarter of 2007, the Company completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. The Company recorded a gain on sale of approximately $2.8 million in connection with the divestiture of RHINO.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the operations of Spain, MOVIE TRADING CO. ® and RHINO have been classified as discontinued operations. Additionally, discontinued operations also includes Movie Brands Inc., which was divested during the fourth quarter of 2006. The Company’s consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for the periods presented.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended September 30, 2007	Three Months Ended September 30, 2006	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues	$—	$16.9	$2.0	$69.4
Income (loss) before income taxes	(0.2)	(1.7)	1.3	(24.8)
Benefit for income taxes	—	—	—	14.0

Income (loss) from discontinued operations	$(0.2)	$(1.7)	$1.3	$(10.8)

Note 6—Acquisition of Movielink, LLC

On August 8, 2007, the Company completed the acquisition (the “Acquisition”) of all of the outstanding membership interests of Movielink, LLC (“Movielink”), an online movie downloading business. Blockbuster purchased all of the outstanding membership interests of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE—MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB—MF LLC for $7.0 million in cash, as adjusted for Movielink’s working capital at the closing and before considering cash held in Movielink accounts of $1.0 million. Additionally, the Company paid approximately $0.7 million of Acquisition-related expenses. The purchase price for the Acquisition and Acquisition-related expenses were financed from the Company’s available cash, and the results of Movielink’s operations have been included in the Company’s consolidated financial statements since the date of acquisition.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The Acquisition was accounted for under the purchase method of accounting. The final allocation of the actual purchase price is subject to the final valuation of the acquired assets, but that allocation is not expected to differ materially from the preliminary allocation presented herein. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed:

Net assets of Movielink at August 8, 2007	$2.0
Liabilities assumed for estimated Movielink severance costs recorded in accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination	(0.8)
Adjustment to reflect Movielink’s property and equipment at fair value	1.4
Estimated acquired library encoding costs	2.1
Allocation of excess purchase price to goodwill	3.0

$7.7

The following unaudited pro forma summary presents information as if Movielink had been acquired at the beginning of the periods presented and assumes that there were no other changes in the Company’s operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Movielink been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	Thirteen Weeks Ended September 30, 2007	Three Months Ended September 30, 2006	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Pro forma net revenues	$1,238.5	$1,314.4	$3,976.7	$4,013.1
Pro forma net income (loss)	(37.4)	(29.5)	(130.1)	24.5
Pro forma basic and diluted net income (loss) per share	(0.21)	(0.17)	(0.73)	0.09

Note 7—Sale of Gamestation

On May 2, 2007, the Company completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, the Company subsequently received approximately $12.0 million relating to a working capital adjustment. The working capital adjustment was recorded as “Receivables” on the Company’s Consolidated Balance Sheets at July 1, 2007, and the cash was received on July 25, 2007. The Company recorded a gain on sale of approximately $78 million. The Company retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. These stores will continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

Note 8—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of the Company’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with Blockbuster. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. Blockbuster and its subsidiaries paid Take-Two approximately $9.8 million and $21.3 million, respectively, for the thirteen and thirty-nine weeks ended September 30, 2007 and $4.6 million and $17.6 million, respectively, for the three and nine months ended September 30, 2006, pursuant to Blockbuster’s commercial arrangements with Take-Two.

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

	Statement of Operations for the Thirteen Weeks Ended September 30, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$734.1	$—	$228.6	$—	$962.7
Merchandise sales	94.4	—	173.2	—	267.6
Other revenues	12.6	19.6	1.8	(26.1)	7.9

	841.1	19.6	403.6	(26.1)	1,238.2

Cost of sales:
Cost of rental revenues	297.9	—	67.5	—	365.4
Cost of merchandise sold	68.2	2.3	134.5	—	205.0

	366.1	2.3	202.0	—	570.4

Gross profit	475.0	17.3	201.6	(26.1)	667.8

Operating expenses:
General and administrative	432.5	19.9	176.9	(26.1)	603.2
Advertising	19.5	—	8.0	—	27.5
Depreciation and intangible amortization	32.8	—	10.1	—	42.9
Gain on sale of Gamestation	—	—	(0.2)	—	(0.2)

	484.8	19.9	194.8	(26.1)	673.4

Operating income (loss)	(9.8)	(2.6)	6.8	—	(5.6)
Interest expense	(20.7)	—	0.4	(0.4)	(20.7)
Interest income	0.3	—	0.6	0.4	1.3
Other items, net	(5.5)	—	4.4	—	(1.1)

Income (loss) before income taxes	(35.7)	(2.6)	12.2	—	(26.1)
Provision for income taxes	(3.1)	—	(5.6)	—	(8.7)
Equity in income (loss) of affiliated companies, net of tax	3.8	—	—	(3.8)	—

Income (loss) from continuing operations	(35.0)	(2.6)	6.6	(3.8)	(34.8)
Income (loss) from discontinued operations, net of tax	—	(0.3)	0.1	—	(0.2)

Net income (loss)	$(35.0)	$(2.9)	$6.7	$(3.8)	$(35.0)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Three Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$763.2	$—	$230.3	$—	$993.5
Merchandise sales	100.3	—	203.7	—	304.0
Other revenues	17.4	16.2	4.3	(22.0)	15.9

	880.9	16.2	438.3	(22.0)	1,313.4

Cost of sales:
Cost of rental revenues	276.0	—	71.7	—	347.7
Cost of merchandise sold	69.6	—	152.6	—	222.2

	345.6	—	224.3	—	569.9

Gross profit	535.3	16.2	214.0	(22.0)	743.5

Operating expenses:
General and administrative	469.1	16.9	191.1	(22.0)	655.1
Advertising	26.5	—	6.5	—	33.0
Depreciation and intangible amortization	37.2	—	14.9	—	52.1

	532.8	16.9	212.5	(22.0)	740.2

Operating income (loss)	2.5	(0.7)	1.5	—	3.3
Interest expense	(23.2)	—	(2.7)	1.7	(24.2)
Interest income	2.6	—	0.7	(1.7)	1.6
Other items, net	(4.6)	—	5.2	—	0.6

Income (loss) before income taxes	(22.7)	(0.7)	4.7	—	(18.7)
Provision for income taxes	(0.1)	—	(4.2)	—	(4.3)
Equity in income (loss) of affiliated companies, net of tax	(1.9)	—	—	1.9	—

Income (loss) from continuing operations	(24.7)	(0.7)	0.5	1.9	(23.0)
Loss from discontinued operations, net of tax	—	(1.6)	(0.1)	—	(1.7)

Net income (loss)	$(24.7)	$(2.3)	$0.4	$1.9	$(24.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended September 30, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,296.8	$—	$681.6	$—	$2,978.4
Merchandise sales	294.9	—	650.1	—	945.0
Other revenues	63.2	54.4	6.6	(73.2)	51.0

	2,654.9	54.4	1,338.3	(73.2)	3,974.4

Cost of sales:
Cost of rental revenues	983.1	—	210.9	—	1,194.0
Cost of merchandise sold	207.2	2.3	505.6	—	715.1

	1,190.3	2.3	716.5	—	1,909.1

Gross profit	1,464.6	52.1	621.8	(73.2)	2,065.3

Operating expenses:
General and administrative	1,349.4	55.0	550.8	(73.2)	1,882.0
Advertising	127.8	—	31.1	—	158.9
Depreciation and intangible amortization	104.2	—	35.8	—	140.0
Gain on sale of Gamestation	—	—	(77.9)	—	(77.9)

	1,581.4	55.0	539.8	(73.2)	2,103.0

Operating income (loss)	(116.8)	(2.9)	82.0	—	(37.7)
Interest expense	(65.4)	—	(5.5)	5.5	(65.4)
Interest income	8.4	—	2.2	(5.5)	5.1
Other items, net	(3.7)	—	3.9	—	0.2

Income (loss) before income taxes	(177.5)	(2.9)	82.6	—	(97.8)
Provision for income taxes	(8.1)	—	(12.1)	—	(20.2)
Equity in income (loss) of affiliated companies, net of tax	68.9	—	—	(68.9)	—

Income (loss) from continuing operations	(116.7)	(2.9)	70.5	(68.9)	(118.0)
Income from discontinued operations, net of tax	—	1.3	—	—	1.3

Net income (loss)	$(116.7)	$(1.6)	$70.5	$(68.9)	$(116.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Nine Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,337.8	$—	$696.2	$—	$3,034.0
Merchandise sales	342.1	—	588.4	—	930.5
Other revenues	50.7	53.3	9.7	(68.0)	45.7

	2,730.6	53.3	1,294.3	(68.0)	4,010.2

Cost of sales:
Cost of rental revenues	827.6	—	226.3	—	1,053.9
Cost of merchandise sold	246.4	—	446.4	—	692.8

	1,074.0	—	672.7	—	1,746.7

Gross profit	1,656.6	53.3	621.6	(68.0)	2,263.5

Operating expenses:
General and administrative	1,418.5	55.9	560.2	(68.0)	1,966.6
Advertising	83.8	—	22.9	—	106.7
Depreciation and intangible amortization	111.8	—	45.1	—	156.9

	1,614.1	55.9	628.2	(68.0)	2,230.2

Operating income (loss)	42.5	(2.6)	(6.6)	—	33.3
Interest expense	(73.9)	—	(8.7)	5.5	(77.1)
Interest income	10.5	—	2.3	(5.5)	7.3
Other items, net	(29.4)	—	31.8	—	2.4

Income (loss) before income taxes	(50.3)	(2.6)	18.8	—	(34.1)
Benefit (provision) for income taxes	91.7	—	(5.0)	—	86.7
Equity in income (loss) of affiliated companies, net of tax	(13.6)	—	—	13.6	—

Income (loss) from continuing operations	27.8	(2.6)	13.8	13.6	52.6
Income (loss) from discontinued operations, net of tax	14.0	(11.0)	(13.8)	—	(10.8)

Net income (loss)	$41.8	$(13.6)	$(0.0)	$13.6	$41.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at September 30, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$58.1	$1.0	$70.2	$—	$129.3
Receivables, net	57.8	—	33.6	—	91.4
Intercompany receivables	22.0	—	—	(22.0)	—
Merchandise inventories	164.8	—	184.0	—	348.8
Rental library, net	333.4	—	100.9	—	434.3
Deferred income taxes	—	—	14.1	—	14.1
Prepaid and other current assets	139.3	—	51.5	—	190.8

Total current assets	775.4	1.0	454.3	(22.0)	1,208.7
Property and equipment, net	352.7	—	134.4	—	487.1
Deferred income taxes	114.9	—	20.3	—	135.2
Investment in subsidiaries	376.2	—	—	(376.2)	—
Intangibles, net	13.2	—	0.6	—	13.8
Goodwill	666.8	—	109.5	—	776.3
Other assets	17.9	—	4.0	—	21.9

	$2,317.1	$1.0	$723.1	$(398.2)	$2,643.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$247.3	$—	$169.8	$—	$417.1
Intercompany payables	—	1.0	21.0	(22.0)	—
Accrued expenses	428.5	0.4	127.2	—	556.1
Current portion of long-term debt	35.1	—	—	—	35.1
Current portion of capital lease obligations	9.9	—	0.1	—	10.0
Deferred income taxes	114.9	—	12.5	—	127.4

Total current liabilities	835.7	1.4	330.6	(22.0)	1,145.7
Long-term debt, less current portion	754.5	—	—	—	754.5
Capital lease obligations, less current portion	41.0	—	—	—	41.0
Other liabilities	63.1	—	15.9	—	79.0

	1,694.3	1.4	346.5	(22.0)	2,020.2
Total stockholders’ equity	622.8	(0.4)	376.6	(376.2)	622.8

	$2,317.1	$1.0	$723.1	$(398.2)	$2,643.0

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirty-Nine Weeks Ended September 30, 2007
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow used for operating activities	$(123.7)	$(15.8)	$(61.9)	$—	$(201.4)

Investing activities:
Capital expenditures	(34.6)	—	(17.4)	—	(52.0)
Cash used for acquisitions	(6.7)	—	(5.3)	—	(12.0)
Other investing activities	0.9	—	—	—	0.9
Proceeds from sale of store operations	—	8.5	—	—	8.5
Proceeds from sale of Gamestation	—	—	147.7	—	147.7
Acquisition of intangible asset	(7.1)	—	—	—	(7.1)

Net cash flow provided by (used for) investing activities	(47.5)	8.5	125.0	—	86.0

Financing activities:
Proceeds from credit agreements	85.0	—	—	—	85.0
Repayments on credit agreements	(219.8)	—	—	—	(219.8)
Cash dividends on preferred stock	(8.4)	—	—	—	(8.4)
Debt issuance costs	(4.0)	—	—	—	(4.0)
Capital lease payments	(8.4)	—	(0.4)	—	(8.8)
Intercompany loans	156.4	—	(156.4)	—	—

Net cash flow provided by (used for) financing activities	0.8	—	(156.8)	—	(156.0)

Effect of exchange rate changes on cash	—	—	5.8	—	5.8

Net decrease in cash and cash equivalents	(170.4)	(7.3)	(87.9)	—	(265.6)
Cash and cash equivalents at beginning of period	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$58.1	$1.0	$70.2	$—	$129.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Nine Months Ended September 30, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$175.7	$(3.6)	$(2.6)	$—	$169.5

Investing activities:
Capital expenditures	(24.0)	(0.2)	(15.5)	—	(39.7)
Proceeds from sale of store real estate	7.8	—	—	—	7.8
Other investing activities	1.2	—	2.4	—	3.6

Net cash flow used for investing activities	(15.0)	(0.2)	(13.1)	—	(28.3)

Financing activities:
Repayments on credit agreements	(150.4)	—	—	—	(150.4)
Cash dividends on preferred stock	(8.4)	—	—	—	(8.4)
Capital lease payments	(11.9)	—	(0.5)	—	(12.4)
Intercompany loans and investment activities	15.6	—	(15.6)	—	—

Net cash flow used for financing activities	(155.1)	—	(16.1)	—	(171.2)

Effect of exchange rate changes on cash	—	—	8.6	—	8.6

Net increase (decrease) in cash and cash equivalents	5.6	(3.8)	(23.2)	—	(21.4)
Cash and cash equivalents at beginning of period	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of period	$120.6	$5.5	$128.7	$—	$254.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended September 30, 2007	Three Months Ended September 30, 2006	Thirty-Nine Weeks Ended September 30, 2007	Nine Months Ended September 30, 2006
Statement of Operations Data:
Revenues	$1,238.2	$1,313.4	$3,974.4	$4,010.2
Cost of sales	570.4	569.9	1,909.1	1,746.7

Gross profit	667.8	743.5	2,065.3	2,263.5
Operating expenses	673.4	740.2	2,103.0	2,230.2

Operating income (loss)	(5.6)	3.3	(37.7)	33.3
Interest expense and other items, net	(20.5)	(22.0)	(60.1)	(67.4)

Loss before income taxes	(26.1)	(18.7)	(97.8)	(34.1)
Benefit (provision) for income taxes	(8.7)	(4.3)	(20.2)	86.7

Income (loss) from continuing operations	(34.8)	(23.0)	(118.0)	52.6
Income (loss) from discontinued operations, net of tax	(0.2)	(1.7)	1.3	(10.8)

Net income (loss)	(35.0)	(24.7)	(116.7)	41.8
Preferred stock dividends	(2.8)	(2.8)	(8.4)	(8.4)

Net income (loss) applicable to common stockholders	$(37.8)	$(27.5)	$(125.1)	$33.4

Cash Flow Data:
Cash provided by (used for) operating activities	N/A	N/A	$(201.4)	$169.5
Cash provided by (used for) investing activities	N/A	N/A	86.0	(28.3)
Cash used for financing activities	N/A	N/A	(156.0)	(171.2)
Margins:
Rental margin (1)	62.0%	65.0%	59.9%	65.3%
Merchandise margin (2)	23.4%	26.9%	24.3%	25.5%
Gross margin (3)	53.9%	56.6%	52.0%	56.4%

Worldwide Store Data:
Same-store revenues increase (decrease) (4)	3.5%	(1.7)%	1.9%	(3.2)%
Total system-wide stores at end of period	7,851	8,529	7,851	8,529

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

(4)

A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online subscription offering, revenues generated from our online business have been and will continue to be included in same-store rental revenues.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,800 stores in the United States, its territories and 21 other countries as of September 30, 2007. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

Consistent with our previously announced efforts to strike an appropriate balance between the growth of our online subscription service and enhanced profitability, we took several actions during the third quarter of 2007. We implemented pricing modifications to the BLOCKBUSTER Total Access™ program which targeted our highest cost online subscribers. As a result of the pricing modifications, a significant number of our highest cost online subscribers left the service or migrated to a higher priced subscription plan. We also reduced our advertising spend for BLOCKBUSTER Total Access and minimized promotion of the program in our stores. While these actions resulted in a decrease in our online subscriber base from approximately 3.6 million total subscribers (including approximately 3.3 million paying subscribers) as of July 1, 2007 to approximately 3.1 million total subscribers (including approximately 3.0 million paying subscribers) as of September 30, 2007, the actions significantly reduced the number of unprofitable BLOCKBUSTER Total Access subscribers and improved profitability across the remaining subscriber base.

Total revenues for the third quarter of 2007 decreased by approximately $75 million from the third quarter of 2006 primarily due to the closure and sale of 526 company-operated stores worldwide. The decline in total revenues from the decrease in company-operated stores was partially offset by growth in rental revenues from our online subscription service which contributed to a 3.3% increase in our domestic same-store movie rental revenues. Additionally, we continue to experience strong performance in merchandise sales internationally, mainly from international same-store game sales which increased 79.5% year-over-year. Gross profit decreased by approximately $76 million primarily as the result of the reduction in rental revenues and a decrease in rental gross margin due to the cost of in-store exchanges under the BLOCKBUSTER Total Access program and a mix shift of rental revenues from stores to online.

The decrease in gross profit was partially offset by an approximately $57 million decrease in selling, general and administrative expenses from the third quarter of 2006 to the third quarter of 2007. The majority of this decrease came from the reduction in our company-operated store base and cost containment actions, including reducing incentive compensation and advertising expenses. Additionally, management has completed a preliminary review of our cost structure and has implemented a plan to reduce annualized overhead costs by approximately $45 million through the elimination of staffing and operational redundancies in our in-store and online corporate support structure and through operational improvements. Further, management continues to evaluate a number of other methods to reduce costs, including outsourcing various corporate functions.

Despite the increase in our domestic same-store rental revenues, the in-store home video rental industry continues to face significant challenges. We believe the decline in the worldwide in-store home video rental industry has been caused primarily by (i) increased competition from retail mass merchant sales of low-priced DVDs, by-mail rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets; and (iii) competition from other forms of leisure entertainment. Based on current industry projections and the recent financial troubles of our largest domestic in-store movie rental competitor, we believe that some degree of industry consolidation will occur and that we are well positioned to benefit from this consolidation because of the value and convenience we offer consumers. We believe that rental will continue to provide a compelling proposition for consumers because movie rentals offer relatively low cost entertainment and video rental stores and online rental websites provide a convenient opportunity for customers to browse a very broad selection of movie titles. In addition, we believe that our focus on providing consumers with completely convenient access to media entertainment will enhance the relevance of movie rentals and help drive rental business in the future.

To that end, we intend to leverage and grow our leadership position in the movie and game rental business by maximizing product availability and improving customer service. In addition to enhancing our in-store and online rental offerings, we believe that there is a significant opportunity to both increase revenue and improve profitability by offering complementary entertainment-related merchandise, products and services in our stores and by enhancing our current movie rental and retail offerings through the digital delivery of content, led by our recent acquisition of Movielink, LLC.

For the remainder of 2007, we are committed to improving profitability and cash flow and controlling costs. We continually evaluate our asset portfolio and will consider the need to close, relocate or downsize stores if the economics of doing so are beneficial for our business. We will also continue to explore the divestiture of our non-core assets, including selling and/or franchising some of our remaining international operations.

Thirteen Weeks Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues.    Revenues decreased $75.2 million, or 5.7%, from the third quarter of 2006 to the third quarter of 2007. The following is a summary of revenues by category:

	Thirteen Weeks Ended September 30, 2007		Three Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$962.7	77.8%	$993.5	75.7%	$(30.8)	(3.1)%
Merchandise sales	267.6	21.6%	304.0	23.1%	(36.4)	(12.0)%
Other revenues	7.9	0.6%	15.9	1.2%	(8.0)	(50.3)%

Total revenues	$1,238.2	100.0%	$1,313.4	100.0%	$(75.2)	(5.7)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	1.1%	2.3%	(2.8)%
Merchandise sales	14.2%	(3.9)%	28.2%
Total revenues	3.5%	1.4%	8.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    Rental revenues decreased $30.8 million, or 3.1%, in the third quarter of 2007 as compared with the third quarter of 2006. The following is a summary of rental revenues by product category:

	Thirteen Weeks Ended September 30, 2007		Three Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$585.9	61.0%	$672.8	67.8%	$(86.9)	(12.9)%
Base movie rental revenues—online	143.9	14.9%	64.7	6.5%	79.2	122.4%
Movie previously rented product (“PRP”) revenues	136.2	14.1%	150.2	15.1%	(14.0)	(9.3)%
Movie EVF revenues (1)	16.8	1.7%	16.9	1.7%	(0.1)	(0.6)%

Total movie rental revenues	882.8	91.7%	904.6	91.1%	(21.8)	(2.4)%

Game rental revenues:
Base game rental revenues	63.7	6.6%	70.5	7.1%	(6.8)	(9.6)%
Game PRP revenues	14.4	1.5%	17.1	1.7%	(2.7)	(15.8)%
Game EVF revenues	1.8	0.2%	1.3	0.1%	0.5	38.5%

Total game rental revenues	79.9	8.3%	88.9	8.9%	(9.0)	(10.1)%

Total rental revenues	$962.7	100.0%	$993.5	100.0%	$(30.8)	(3.1)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	1.8%	3.3%	(2.9)%
Game rental revenues	(6.0)%	(7.2)%	(1.2)%
Total rental revenues	1.1%	2.3%	(2.8)%

(1)	The “no late fees” program does not apply at our international locations excluding stores in Canada. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

(2)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $21.8 million, or 2.4%, in the third quarter of 2007 as compared with the third quarter of 2006. The decrease resulted primarily from the closure of company-operated stores since the third quarter of 2006, which was partially offset by the impact of favorable foreign exchange rates.

Worldwide same-store movie rental revenues increased 1.8% compared to the third quarter of 2006, primarily due to an increase in domestic same-store movie rental revenues of 3.3%. This increase was led by growth in our online rental revenues which offset the decline in domestic in-store rental revenues. The growth in domestic same-store movie rental revenues was offset by a 2.9% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that the in-store movie rental industry will remain under pressure for the remainder of 2007 and going forward. However, we expect our innovative customer propositions, our increased focus on maximizing product availability and improving customer service, and the benefits that we hope to receive as a result of anticipated industry consolidation to partially offset these negative trends.

Game Rental Revenues.    Game rental revenues decreased $9.0 million, or 10.1%, in the third quarter of 2007 as compared with the third quarter of 2006. The decrease was primarily a result of a 6.0% decrease in worldwide same-store game rental revenues and the closure of company-operated stores. The decline in same-store game rental revenues, including sales of PRP, largely resulted from the tendency of early adopters to buy versus rent due to the recent introduction of next generation game platforms both domestically and internationally. The impact of favorable foreign exchange rates partially offset the decrease in game rental revenues.

Merchandise Sales.    Merchandise sales decreased $36.4 million, or 12.0%, in the third quarter of 2007 as compared with the third quarter of 2006. The following is a summary of merchandise sales by product category:

	Thirteen Weeks Ended September 30, 2007		Three Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$91.6	34.3%	$89.6	29.5%	$2.0	2.2%
Game sales	91.6	34.2%	133.5	43.9%	(41.9)	(31.4)%
General merchandise sales	84.4	31.5%	80.9	26.6%	3.5	4.3%

Total merchandise sales	$267.6	100.0%	$304.0	100.0%	$(36.4)	(12.0)%

	Same-Store Merchandise Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	1.7%	0.4%	2.9%
Game sales	48.1%	(37.5)%	79.5%
General merchandise sales	3.2%	4.6%	1.8%
Total merchandise sales	14.2%	(3.9)%	28.2%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, increased $2.0 million, or 2.2%, in the third quarter of 2007 as compared with the third quarter of 2006 primarily as a result of the impact of favorable foreign exchange rates, which was partially offset by the closure of company-operated stores since the third quarter of 2006. Worldwide same-store movie sales increased 1.7% largely due to the home video release of more popular titles during the third quarter of 2007 as compared to the third quarter of 2006.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased $41.9 million, or 31.4%, in the third quarter of 2007 as compared with the third quarter of 2006 primarily due to the closure and sale of company-operated stores, including the sale of 217 GAMESTATION® stores during the second quarter of 2007. This decrease was partially offset by a 48.1% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates. The increase in worldwide same-store game sales was driven by a 79.5% increase in international same-store game sales reflecting continued demand for new and traded games in various international markets, which was driven by the recent introduction of next generation game platforms. International same-store game sales were offset by a 37.5% decrease in domestic same-store game sales resulting from a reduction in our retail game inventory domestically.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game-related products and sales to franchisees, increased $3.5 million, or 4.3%, from the third quarter of 2006 to the third quarter of 2007. The increase was primarily driven by the impact of favorable foreign exchange rates and a 3.2% increase in worldwide same-store general merchandise sales resulting primarily from an increase in licensed merchandise sales domestically during the third quarter of 2007.

Other Revenues.    Other revenues of $7.9 million in the third quarter of 2007 decreased $8.0 million, or 50.3%, from $15.9 million in the third quarter of 2006 primarily as a result of reduced royalties and fees received from our franchisees and a decrease in advertising sales since the third quarter of 2006.

Cost of Sales.    Cost of sales of $570.4 million in the third quarter of 2007 increased $0.5 million, or 0.1%, from $569.9 million in the third quarter of 2006, primarily as a result of the changes discussed in rental gross profit below.

Gross Profit.    Gross profit of $667.8 million in the third quarter of 2007 decreased $75.7 million, or 10.2%, from $743.5 million in the third quarter of 2006, primarily as a result of the decrease in rental gross profit discussed below. Total gross margin decreased to 53.9% in the third quarter of 2007 from 56.6% in the third quarter of 2006.

Rental Gross Profit.    Rental gross profit of $597.3 million in the third quarter of 2007 decreased $48.5 million, or 7.5%, from $645.8 million in the third quarter of 2006 primarily due to the closure of company-operated stores and the purchase of additional rental product in order to support in-store exchanges under the BLOCKBUSTER Total Access program. Rental gross margin decreased to 62.0% during the third quarter of 2007 as compared to 65.0% during the third quarter of 2006.

Merchandise Gross Profit.    Merchandise gross profit of $62.6 million in the third quarter of 2007 decreased $19.2 million, or 23.5%, from $81.8 million in the third quarter of 2006 primarily due to the closure and sale of company-operated stores. The decrease in merchandise gross profit was primarily attributable to a decrease in international traded game sales, which typically generate a higher gross margin than the sale of new retail merchandise. Merchandise gross margin decreased to 23.4% in the third quarter of 2007 as compared with 26.9% during the third quarter of 2006.

Operating Expenses.    Total operating expenses, which include compensation expense, occupancy costs, other corporate and store expenses, selling and advertising expenses, depreciation and intangible amortization, and the gain on sale of GAMESTATION, were $673.4 million in the third quarter of 2007, a decrease of $66.8 million, or 9.0%, from $740.2 million in the third quarter of 2006. The decrease primarily resulted from the closure and sale of company-operated stores and cost containment measures. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, excluding the gain on sale of GAMESTATION, of $630.7 million in the third quarter of 2007 decreased $57.4 million, or 8.3%, compared to $688.1 million in the third quarter of 2006. Selling, general and administrative expense as a percentage of total revenues decreased to 50.9% in the third quarter of 2007 as compared with 52.4% in the third quarter of 2006. The change in selling, general and administrative expense, excluding the gain on sale of GAMESTATION, in the third quarter of 2007 resulted from the following items:

•

Compensation expense decreased $25.8 million primarily due to the closure and sale of company-operated stores since the third quarter of 2006 and lower bonus expense. These decreases were partially offset by the impact of unfavorable foreign exchange rates and an increase in severance costs resulting from a reduction-in-force implemented during the third quarter of 2007.

•

Occupancy costs decreased $19.4 million primarily due to the closure and sale of company-operated stores since the third quarter of 2006. This decrease was partially offset by the impact of unfavorable foreign exchange rates.

•	Other general and administrative expenses decreased $6.7 million primarily due to the closure and sale of company-operated stores since the third quarter of 2006.

•

Advertising expense, which includes online subscriber acquisition costs, decreased $5.5 million during the third quarter of 2007 as compared to the third quarter of 2006 primarily due to a decrease in advertising expenses in our domestic stores.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $42.9 million in the third quarter of 2007 decreased $9.2 million, or 17.7%, as compared with $52.1 million in the third quarter of 2006. The decrease was primarily the result of the closure and sale of company-operated stores.

Operating Income (Loss).    Operating loss was $5.6 million in the third quarter of 2007 compared to operating income of $3.3 million in the third quarter of 2006. This change was due to the items discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $20.5 million in the third quarter of 2007 decreased $1.5 million, or 6.8%, as compared with $22.0 million in the third quarter of 2006. The change is primarily related to a decrease in interest expense as a result of lower average outstanding debt balances during the third quarter of 2007 as compared to the third quarter of 2006.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $8.7 million in the third quarter of 2007 as compared to a provision of $4.3 million in the third quarter of 2006. The increase was primarily due to higher earnings in certain tax jurisdictions where we are a taxpayer.

Income (Loss) from Continuing Operations.    Loss from continuing operations was $34.8 million in the third quarter of 2007 as compared to a loss from continuing operations of $23.0 million for the third quarter of 2006. This change is the result of items discussed above.

Income (Loss) from Discontinued Operations.    Loss from discontinued operations was $0.2 million in the third quarter of 2007 as compared to loss from discontinued operations of $1.7 million for the third quarter of 2006.

Thirty-Nine Weeks Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenues.    Revenues decreased $35.8 million, or 0.9%, in the first thirty-nine weeks of 2007 as compared to the first nine months of 2006. The following is a summary of revenues by category:

	Thirty-Nine Weeks Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Rental revenues	$2,978.4	74.9%	$3,034.0	75.7%	$(55.6)	(1.8)%
Merchandise sales	945.0	23.8%	930.5	23.2%	14.5	1.6%
Other revenues	51.0	1.3%	45.7	1.1%	5.3	11.6%

Total revenues	$3,974.4	100.0%	$4,010.2	100.0%	$(35.8)	(0.9)%

	Same-Store Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Rental revenues	0.4%	1.7%	(3.9)%
Merchandise sales	8.8%	(10.1)%	25.0%
Total revenues	1.9%	0.1%	6.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Rental Revenues.    Rental revenues decreased $55.6 million, or 1.8%, in the first thirty-nine weeks of 2007 as compared with the first nine months of 2006. The following is a summary of rental revenues by product category:

	Thirty-Nine Weeks Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie rental revenues:
Base movie rental revenues—in-store	$1,853.2	62.2%	$2,113.3	69.7%	$(260.1)	(12.3)%
Base movie rental revenues—online	385.5	12.9%	174.2	5.7%	211.3	121.3%
Movie previously rented product (“PRP”) revenues	436.8	14.7%	415.6	13.7%	21.2	5.1%
Movie EVF revenues (1)	52.6	1.8%	51.3	1.7%	1.3	2.5%

Total movie rental revenues	2,728.1	91.6%	2,754.4	90.8%	(26.3)	(1.0)%

Game rental revenues:
Base game rental revenues	197.8	6.7%	221.8	7.3%	(24.0)	(10.8)%
Game PRP revenues	48.1	1.6%	53.7	1.8%	(5.6)	(10.4)%
Game EVF revenues	4.4	0.1%	4.1	0.1%	0.3	7.3%

Total game rental revenues	250.3	8.4%	279.6	9.2%	(29.3)	(10.5)%

Total rental revenues	$2,978.4	100.0%	$3,034.0	100.0%	$(55.6)	(1.8)%

	Same-Store Rental Revenues Increase/(Decrease)
	Worldwide	Domestic	International (2)
Movie rental revenues	1.3%	2.8%	(3.5)%
Game rental revenues	(8.9)%	(8.9)%	(8.6)%
Total rental revenues	0.4%	1.7%	(3.9)%

(1)	The “no late fees” program does not apply at our international locations excluding stores in Canada. In our locations that continue to charge late fees, our membership agreement provides that the customer pays for any continuations of rentals past the initial rental period. Therefore, revenues generated from rental transactions in these locations include revenues received in connection with the initial rentals of product, as well as revenues associated with any continuations of such rentals past the initial rental period (“extended viewing fees” or “EVF”).

(2)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Rental Revenues.    Movie rental revenues decreased $26.3 million, or 1.0%, in the first thirty-nine weeks of 2007 as compared with the first nine months of 2006. This decrease resulted primarily from the closure of company-operated stores since the third quarter of 2006, which was partially offset by the impact of favorable foreign exchange rates and a 1.3% increase in worldwide same-store movie rental revenues.

The increase in worldwide same-store movie rental revenues is primarily due to an increase in domestic same-store movie rental revenues of 2.8%. This increase was led by growth in our online rental revenues which offset the decline in domestic in-store rental revenues. The growth in domestic same-store movie rental revenues was offset by a 3.5% decline in international same-store movie rental revenues. Various international markets continue to encounter significant negative industry trends and a growing rate of piracy.

We believe that the in-store movie rental industry will remain under pressure for the remainder of 2007 and going forward. However, we expect our innovative customer propositions, our increased focus on maximizing product availability and improving customer service, and the benefits that we hope to receive as a result of anticipated industry consolidation to partially offset these negative trends.

Game Rental Revenues.    Game rental revenues decreased $29.3 million, or 10.5%, in the first thirty-nine weeks of 2007 as compared with the first nine months of 2006. The decrease was primarily a result of an 8.9% decrease in worldwide same-store game rental revenues and the closure of company-operated stores since the third quarter of 2006. The decline in same-store game rental revenues, including sales of PRP, largely resulted from the tendency of early adopters to buy versus rent due to the recent introduction of next generation game platforms both domestically and internationally. The impact of favorable foreign exchange rates partially offset the decrease in game rental revenues.

Merchandise Sales.    Merchandise sales increased $14.5 million, or 1.6%, in the first thirty-nine weeks of 2007 as compared with the first nine months of 2006. The following is a summary of merchandise sales by product category:

	Thirty-Nine Weeks Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Movie sales	$282.3	29.8%	$298.8	32.2%	$(16.5)	(5.5)%
Game sales	407.9	43.2%	395.9	42.5%	12.0	3.0%
General merchandise sales	254.8	27.0%	235.8	25.3%	19.0	8.1%

Total merchandise sales	$945.0	100.0%	$930.5	100.0%	$14.5	1.6%

	Same-Store Merchandise Revenues Increase/(Decrease)
	Worldwide	Domestic	International (1)
Movie sales	(5.9)%	(8.8)%	(2.8)%
Game sales	37.5%	(50.1)%	79.7%
General merchandise sales	6.5%	7.1%	5.9%
Total merchandise sales	8.8%	(10.1)%	25.0%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange rates.

Movie Sales.    Movie sales, which primarily include sales of both new and traded DVDs, decreased $16.5 million, or 5.5%, in the first thirty-nine weeks of 2007 as compared to the first nine months of 2006 as a result of a 5.9% decrease in worldwide same-store movie sales and the closure of company-operated stores since the third quarter of 2006, which was partially offset by the impact of favorable foreign exchange rates. The decrease in worldwide same-store movie sales was primarily due to a reduction in promotional pricing activity around new movie product. Movie sales were also negatively impacted by continued competition from retail mass merchant sales of low-priced DVDs and by piracy internationally.

Game Sales.    Game sales, including sales of new and traded game software, hardware consoles and accessories, increased $12.0 million, or 3.0%, in the first thirty-nine weeks of 2007 as compared to the first nine months of 2006 as a result of a 37.5% increase in worldwide same-store game sales and the impact of favorable foreign exchange rates. This increase was partially offset by the closure and sale of company-operated stores since the third quarter of 2006, including the sale of 217 GAMESTATION stores during the second quarter of 2007. The increase in worldwide same-store game sales was driven by a 79.7% increase in international same-store game sales reflecting continued demand for new and traded games in various international markets, which was driven by the recent introduction of next generation game platforms. The increase in game sales was offset by a 50.1% decrease in domestic same-store game sales resulting from a reduction in our retail game inventory domestically.

General Merchandise Sales.    General merchandise sales, which include sales of confections, other movie and game related products and sales to franchisees, increased $19.0 million, or 8.1%, in the first thirty-nine weeks of 2007 as compared to the first nine months of 2006. This was due primarily to a 6.5% increase in worldwide same-store general merchandise sales and the impact of favorable foreign exchange rates. This increase was partially offset by the closure and sale of company-operated stores since the third quarter of 2006. The increase in worldwide same-store general merchandise sales was driven primarily by an increase in confection sales both domestically and internationally. The increase in domestic same-store general merchandise sales largely resulted from increased traffic in our stores during the first thirty-nine weeks of 2007 as compared to the first nine months of 2006 driven by the BLOCKBUSTER Total Access program.

Other Revenues.    Other revenues of $51.0 million in the first thirty-nine weeks of 2007 increased $5.3 million, or 11.6%, from $45.7 million in the first nine months of 2006. The increase primarily resulted from a termination fee of approximately $20 million received in connection with the termination of the franchise agreement with our franchisee in Brazil during the first quarter of 2007 and approximately $5 million received in connection with a subsequent license agreement in Brazil during the second quarter of 2007. The increase was partially offset by reduced royalties and fees received from our franchisees during the first thirty-nine weeks of 2007 as compared to the first nine months of 2006.

Cost of Sales.    Cost of sales of $1,909.1 million in the first thirty-nine weeks of 2007 increased $162.4 million, or 9.3%, from $1,746.7 million in the first nine months of 2006, primarily as a result of the changes discussed in rental gross profit below.

Gross Profit.    Gross profit of $2,065.3 million in the first thirty-nine weeks of 2007 decreased $198.2 million, or 8.8%, from $2,263.5 million in the first nine months of 2006, primarily as a result of the decrease in rental gross profit discussed below. Total gross margin decreased to 52.0% during the first thirty-nine weeks of 2007 from 56.4% during the first nine months of 2006.

Rental Gross Profit.    Rental gross profit of $1,784.4 million in the first thirty-nine weeks of 2007 decreased $195.7 million, or 9.9%, from $1,980.1 million in the first nine months of 2006 primarily due to the closure of company-operated stores and the purchase of additional rental product in order to support in-store exchanges under the BLOCKBUSTER Total Access program. Rental gross margin decreased to 59.9% during the first thirty-nine weeks of 2007 as compared to 65.3% during the first nine months of 2006.

Merchandise Gross Profit.    Merchandise gross profit of $229.9 million in the first thirty-nine weeks of 2007 decreased $7.8 million, or 3.3%, from merchandise gross profit of $237.7 million in the first nine months of 2006 primarily due to the closure and sale of company-operated stores. Merchandise gross margin decreased to 24.3% in the first thirty-nine weeks of 2007 as compared to 25.5% during the first nine months of 2006.

Operating Expenses.    Total operating expenses, which include compensation expense, occupancy costs, other corporate and store expenses, selling and advertising expenses, depreciation and intangible amortization, and the gain on sale of GAMESTATION, were $2,103.0 million in the first thirty-nine weeks of 2007, a decrease of $127.2 million, or 5.7%, from $2,230.2 million in the first nine months of 2006 primarily resulting from a gain of $77.9 million related to the sale of GAMESTATION. Excluding the gain on sale of GAMESTATION, the decrease in total operating expenses was $49.3 million, or 2.2%. Total operating expenses, excluding the gain on sale of GAMESTATION, decreased as a percentage of revenues to 54.9% during the first thirty-nine weeks of 2007 as compared to 55.6% during the first nine months of 2006. The change in total operating expenses reflects the following:

Selling, General and Administrative Expense.    Selling, general and administrative expense, which includes expenses incurred at the store, regional and corporate levels, excluding the gain on sale of GAMESTATION, of $2,040.9 million in the first thirty-nine weeks of 2007, decreased $32.4 million, or 1.6%, from $2,073.3 million in the first nine months of 2006. The change in selling, general and administrative expense, excluding the gain on sale of GAMESTATION, in the first thirty-nine weeks of 2007 resulted from the following items:

•

Compensation expense decreased $64.3 million primarily due to the closure and sale of company-operated stores since the third quarter of 2006 and lower bonus expense. These decreases were partially offset by the impact of unfavorable foreign exchange rates.

•

Occupancy costs decreased $25.5 million due to the closure and sale of company-operated stores since the third quarter of 2006. This decrease was partially offset by the impact of unfavorable foreign exchange rates.

•

Other general and administrative expenses increased $5.2 million primarily as a result of the recognition of a $6.4 million gain on the sale of store real estate during the second quarter of 2006 and increased legal expenses during the first thirty-nine weeks of 2007 as compared to the first nine months of 2006. These increases were partially offset by the closure and sale of company-operated stores since the third quarter of 2006.

•

Advertising expense, which includes online subscriber acquisition costs, increased $52.2 million mainly resulting from increased advertising expenses to support the BLOCKBUSTER Total Access program, including an incremental $35 million in national media marketing expense incurred during the first quarter of 2007.

Depreciation and Intangible Amortization.    Depreciation and intangible amortization of $140.0 million in the first thirty-nine weeks of 2007 decreased $16.9 million, or 10.8%, as compared with $156.9 million in the first nine months of 2006. The decrease was primarily the result of the closure and sale of company-operated stores.

Operating Income (Loss).    Operating loss was $37.7 million in the first thirty-nine weeks of 2007 compared to operating income of $33.3 million in the first nine months of 2006. This change was due to the items discussed above.

Interest Expense and Other Items, Net.    Interest expense and other items, net, of $60.1 million in the first thirty-nine weeks of 2007 decreased $7.3 million, or 10.8%, as compared with $67.4 million in the first nine months of 2006. The change is primarily related to a decrease in interest expense as a result of lower average outstanding debt balances during the first thirty-nine weeks of 2007 as compared to the first nine months of 2006.

Benefit (Provision) for Income Taxes.    We recognized a provision for income taxes of $20.2 million in the first thirty-nine weeks of 2007 as compared with a benefit of $86.7 million in the first nine months of 2006. The benefit for income taxes in the first nine months of 2006 includes a tax benefit of $97.9 million that is the result of the resolution of multi-year income tax audits discussed in Note 1 to the consolidated financial statements.

Income (Loss) from Continuing Operations.    Loss from continuing operations was $118.0 million in the first thirty-nine weeks of 2007 as compared to income from continuing operations of $52.6 million for the first nine months of 2006. This change is the result of items discussed above.

Income (Loss) from Discontinued Operations.    Income from discontinued operations was $1.3 million in the first thirty-nine weeks of 2007 as compared to a loss from discontinued operations of $10.8 million for the first nine months of 2006. The change primarily relates to a gain recorded on the sale of RHINO VIDEO GAMES® of $2.8 million during the first quarter of 2007 as compared to lease termination costs incurred in connection with the closure of our non-BLOCKBUSTER branded stores in 2006.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock for the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. However, our indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 4 to the consolidated financial statements for further discussion of these items.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	September 30, 2007	December 31, 2006
Credit facilities:
Term A loan, interest rate ranging from 9.3% to 9.4% at September 30, 2007	$19.9	$20.8
Term B loan, interest rate ranging from 9.6% to 9.7% at September 30, 2007	15.2	52.6

Total current portion of long-term debt	35.1	73.4
Current portion of capital lease obligations	10.0	11.3

	$45.1	$84.7

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	September 30, 2007	December 31, 2006
Credit facilities:
Revolving credit facility, interest rate ranging from 9.2% to 9.4% at September 30, 2007	$70.0	$—
Term A loan, interest rate ranging from 9.3% to 9.4% at September 30, 2007	28.3	60.5
Term B loan, interest rate ranging from 9.6% to 9.7% at September 30, 2007	356.2	490.5
Senior subordinated notes, interest rate of 9.0% at September 30, 2007	300.0	300.0

Total long-term debt, less current portion	754.5	851.0
Capital lease obligations, less current portion	41.0	48.5

	$795.5	$899.5

As of September 30, 2007, $70.0 million was outstanding under our revolving credit facility and $419.6 million was outstanding under the term loan portions of our credit facilities. Our available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”) at Viacom’s expense, and $55.6 million reserved to support other letters of credit, totaled $174.4 million at September 30, 2007. Borrowings under our credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at September 30, 2007 for our borrowings under the credit facilities was 9.5%. As of September 30, 2007, commitment fees are charged at an annual rate of 0.5% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of September 30, 2007, $300.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature on September 1, 2012. Interest accrues on our senior subordinated notes and is payable on March 1 and September 1 of each year.

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

Without the benefit of the lenders’ waiver of the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007 that is contained in the Second Amendment, we would have been in default of such covenant. As of September 30, 2007, we were in compliance with the required minimum Consolidated EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as required by the Second Amendment and expect to remain in compliance with such covenants over the next twelve months.

We are required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due within 90 days after the end of the fiscal year. As a result, we made prepayments of approximately $46 million on the term portions of the credit facilities during the first quarter of 2007 related to excess cash flow generated for the year ended December 31, 2006. For the thirty-nine weeks ended September 30, 2007, we did not generate excess cash flow as defined by the credit agreement. We cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended January 6, 2008. Additionally, we are required to make prepayments on the credit facilities related to certain sales, transfers, assignments or other dispositions of property or assets (including equity interests in subsidiaries). Therefore, during the first quarter of 2007, we made prepayments of approximately $9 million related to such transactions in the first quarter of 2007 and the fourth quarter of 2006. During the second quarter of 2007, we made prepayments of approximately $136 million related to such transactions. Prepayments of $0.4 million were made during the third quarter of 2007.

Consolidated Cash Flows

Operating Activities.    Net cash flow from operating activities decreased $370.9 million to $201.4 million of cash used for operating activities during the first thirty-nine weeks of 2007 from $169.5 million of cash provided by operating activities for the first nine months of 2006. The decrease in operating cash flows primarily resulted from a $171.7 million decrease in net income as adjusted for non-cash items, such as depreciation and intangible amortization, share-based compensation, gain on sale of real estate, gain on sale of GAMESTATION, deferred taxes and other items and an income tax benefit of approximately $94 million resulting from the resolution of income tax audits recorded during the first nine months of 2006, which is reflected in the change in accrued expenses and other liabilities. Additionally, changes in working capital, excluding rental library and an income tax benefit of approximately $94 million resulting from the resolution of income tax audits recorded during the first nine months of 2006, used $194.5 million of cash during the first thirty-nine weeks of 2007 as compared with $30.1 million during the first nine months of 2006. The $164.4 million increase in cash used for working capital was primarily driven by changes in merchandise inventories and incentive compensation accruals included in accrued expenses and other liabilities.

Investing Activities.    Net cash flow from investing activities increased $114.3 million to $86.0 million of cash provided by investing activities in the first thirty-nine weeks of 2007 from $28.3 million of cash used for investing activities for the first nine months of 2006. The change primarily relates to $147.7 million in proceeds from the sale of GAMESTATION, partially offset by an increase in capital expenditures of $12.3 million, cash used for acquisitions of $12.0 million and the acquisition of an intangible asset of $7.0 million during the first thirty-nine weeks of 2007.

Financing Activities.    Net cash flow used for financing activities decreased $15.2 million to $156.0 million in the first thirty-nine weeks of 2007 as compared with $171.2 million in the first nine months of 2006. This change was primarily due to $134.8 million in net repayments of long-term debt under our credit facilities during the first thirty-nine weeks of 2007 as compared to $150.4 million in repayments during the first nine months of 2006.

Other Financial Measurements: Working Capital

At September 30, 2007, we had cash and cash equivalents of $129.3 million. Working capital was $63.0 million as compared to $170.3 million at December 31, 2006.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations, and any adverse publicity relating thereto;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation, SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding and any future litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel and any shifts in strategy in connection with recent changes in the composition of our key management;

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of September 30, 2007 and September 30, 2006, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option, at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $489.6 million at September 30, 2007, and the weighted-average interest rate for these borrowings was 9.5%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $4.9 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $26.0 million and $84.1 million for the thirteen and thirty-nine week periods ended September 30, 2007, respectively, and operating income would have decreased by $0.8 million and increased $0.2 million for the thirteen and thirty-nine week periods ended September 30, 2007, respectively, if foreign exchange rates at September 30, 2007 were consistent with exchange rates at September 30, 2006.

Our operations outside the United States, mainly in Europe and Canada, constituted 33.6% and 32.3% of our total revenues for the thirteen weeks ended September 30, 2007 and three months ended September 30, 2006, respectively, and 35.1% and 31.8% for the thirty-nine weeks ended September 30, 2007 and the nine months ended September 30, 2006, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective, at the “reasonable assurance” level, based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 4 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on pages 50 through 51 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Thomas M. Casey
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 9, 2007

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.2	Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 8, 2004).

3.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 10, 2007).

3.4	Amendment to the Amended and Restated Bylaws of Blockbuster Inc. (Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K, filed on November 15, 2005).

Executive Officer Employment and Separation Agreements

10.1	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on July 2, 2007).

10.2	Amendment to Employment Agreement between Blockbuster Inc. and Nicholas P. Shepherd, dated September 10, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on September 11, 2007).

10.3	Employment Agreement between Blockbuster Inc. and Thomas M. Casey, effective September 12, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on September 12, 2007).

Credit Agreement

10.4	Second Amendment to the Credit Agreement between Blockbuster Inc. and the banks named therein, effective July 13, 2007 (Previously filed as an exhibit to our Current Report on Form 8-K, filed on July 18, 2007).

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.