Form 10-K
period 2008-01-06
BLOCKBUSTER INC
filed 2008-03-06
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 6, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $727,052,884, based on the closing price of $4.31 per share of Class A common stock and $3.91 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

As of February 29, 2008, 125,179,867 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed for our 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

BLOCKBUSTER INC.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “predicts,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

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

EXPLANATORY NOTE ABOUT RESTATEMENT

We have restated herein our consolidated financial statements for each of the fiscal years ended December 31, 2006 and 2005 and our condensed consolidated financial information for each of the previously reported interim periods of fiscal year 2007 and each of the interim periods of fiscal year 2006 to correct errors in such consolidated financial statements and financial information. The restatement adjustments also include previously identified errors which were not initially corrected in the respective years based on materiality, and adjustments previously included in the cumulative effect of adopting SEC Staff Accounting Bulletin No. 108 in fiscal year 2006. We present the effects of the restatement on our consolidated financial statements for the years ended December 31, 2004 and 2003 in Item 6, “Selected Financial Data.”

The impact of the restatements on periods prior to January 1, 2005 is reflected as an increase of $0.2 million to beginning accumulated deficit and a decrease of $0.2 million to beginning accumulated other comprehensive loss as of January 1, 2005. Information in “Item 6. Selected Financial Data”, however, is presented on a restated basis for all of the periods presented. The impact of the restatements on periods prior to January 1, 2003 is reflected as an increase of $4.1 million to beginning accumulated deficit and a decrease of $4.1 million to beginning accumulated other comprehensive loss as of January 1, 2003.

The following table summarizes the impact of the restatements on our reported results of operations for the fiscal years 2006 and 2005 (in millions):

	Fiscal Year
	2006		2005
	As reported	As restated	As reported	As restated
Income (loss) from continuing operations before income taxes	$(8.5)	$(12.7)	$(485.0)	$(481.7)
Income (loss) from continuing operations	$67.9	$63.7	$(548.3)	$(544.1)
Net income (loss)	$54.7	$50.5	$(588.1)	$(583.9)

More information regarding the impact of the restatements on our consolidated financial statements for fiscal years 2006 and 2005 is disclosed in Note 2 to the Consolidated Financial Statements, and the impact of the restatements on our condensed consolidated financial information for the interim periods of fiscal years 2007 and 2006 is disclosed in Note 14 to the Consolidated Financial Statements.

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of rental and retail movie and game entertainment, with over 7,800 stores in the United States, its territories and 21 other countries as of January 6, 2008. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, and over the Internet. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

Domestic Operations

Physical Delivery

•

In-store—As of January 6, 2008, we had 4,855 stores operating under the BLOCKBUSTER brand in the United States and its territories. Of these stores, 850 stores were operated through our franchisees. Our stores offer movie and game rental and new and traded movie and game product to our customers, including the addition of Blu-Ray DVDs to our product offerings in 2007. Additionally, approximately 400 of these locations include a game store-in-store concept operating under the GAME RUSH® brand.

•

By-mail—We offer an Internet-based subscription service that allows customers to rent DVDs by mail and offers substantially more titles than our individual stores, including a wide array of both new release and catalog DVDs. This service gives some customers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER store in exchange for free in-store movie rentals through a program called BLOCKBUSTER Total Access™. In addition, some by-mail customers receive free in-store rental coupons each month, which may be used toward movie or game rentals. We believe that this by-mail rental offering allows us to attract and retain additional customers by providing them with the convenience of renting movies online or in-store, and allows us to reach customers located in geographic areas where we do not presently have convenient store locations.

•

Vending—We are exploring the growing vending channel as an opportunity to expand physical distribution of media entertainment. Vending machines are automated fixed capacity machines that enable the browsing and dispensing of a limited catalog of media entertainment. We recognize vending as an area of opportunity and are currently in the process of testing and evaluating solutions that would allow us to offer vending as an added form of convenience to customers.

Digital Delivery

•

Download to PC—During 2007, we purchased all of the outstanding membership interests of Movielink, LLC (“Movielink”), an online movie downloading business with one of the largest libraries of digital content for both rental and sale. We are currently integrating Movielink’s offering into the Blockbuster.com website. This will allow us to capitalize on the rapidly growing filmed entertainment downloading market and provide additional entertainment delivery choices to meet our customers’ needs.

•

Other alternatives—We are committed to providing convenient access to media entertainment and are continually seeking out alternative methods to deliver on this mission. With the convergence of media content and electronic devices, we are exploring further opportunities to digitally deliver content to our customers, including the development of digital delivery kiosks in our stores and leveraging strategic partners to digitally deliver entertainment content to our customers’ homes and electronic and portable devices.

International Operations

As of January 6, 2008, we had 2,975 stores in 21 markets outside of the United States operating under the BLOCKBUSTER brand and other brand names we own. Of these stores, 907 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. During both 2007 and 2006, 35% of our worldwide revenues were generated outside of the United States. Our international operations have historically been more dependent on retail sales and, in particular, the retail game industry.

We disposed of two groups of international operations in 2007:

•

In the second quarter, we sold our freestanding game locations which operated under the brand name GAMESTATION®. The sale of these stores has resulted in decreased total merchandise sales and decreased merchandise sales as a percent of international revenues during 2007.

•	In the fourth quarter, we sold our Australian subsidiary, coupled with a master franchise license.

We plan to continue selectively licensing some of our international markets as this will allow us to retain our brand’s presence while redeploying capital. Longer term, a strong licensed presence in each country can significantly establish the BLOCKBUSTER brand, facilitate growth, and set the stage for a future digital offering.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations, (ii) marketing, and (iii) the purchase, supply and distribution of product. Additional information regarding our revenues and long-lived assets by geographic area and financial data by segment is included in Note 13 to the consolidated financial statements.

INDUSTRY OVERVIEW

Domestic Media Entertainment Industry

We define our market as the media entertainment market. The estimated relative market sizes for various segments of the U.S. entertainment industry in which we compete are reflected in the following table (in millions):

	2008	2007	2006
In-store rental	$5,826	$6,215	$7,030
Vending	388	198	79
By-mail rental	2,023	1,797	1,291

Physical film rental market	8,237	8,210	8,400

Cable video-on-demand (“VOD”)	1,164	1,038	977
Digital VOD	84	28	12
Subscription VOD	35	11	4

Digital film rental market	1,283	1,077	993

Total film rental market	9,520	9,287	9,393

Physical retail	15,419	15,932	16,460
Digital retail	170	90	20

Film retail market	15,589	16,022	16,480

Game software (rental and retail)	6,047	6,016	4,864
Game hardware and accessories	5,161	6,353	4,218

Total game market	11,208	12,369	9,082

Total U.S. media entertainment market	$36,317	$37,678	$34,955

The foregoing estimates and projections have been compiled from reports and information published by Adams Media Research, with respect to filmed entertainment, and Jupiter Research, with respect to game entertainment.

While the overall domestic media entertainment industry grew in 2007 and the movie rental market is forecasted to continue that growth in 2008, there have been channel and product shifts, primarily driven by introduction of next-generation game consoles as well as the emergence of new channels of distribution for filmed entertainment, such as by-mail delivery, vending, and digital. We believe we are well-positioned to capitalize on the next-generation game console launches and the associated broadening of the consumer demographic. We have also taken steps to help ensure Blockbuster’s viability across the filmed entertainment category, and we expect to outperform the industry in many areas in 2008.

Movies

A competitive advantage that the U.S. retail home video industry has traditionally enjoyed over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” Currently, studios distribute their filmed entertainment content three to six months after theatrical release to the home video market; seven to eight months after theatrical release to pay-per-view and video-on-demand (“VOD”); one year after theatrical release to satellite and cable; and two to three years after theatrical release to basic cable and syndicated networks. Recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution window, including simultaneous VOD and DVD releases. For example, although movie selections tend to be limited at present, customers can now download to their computers certain available movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale. In some cases consumers can also burn the downloaded movie to a blank DVD for playback in a DVD player, allowing them to watch the movies on their TVs or portable devices. We expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous VOD distribution of movies and DVD release dates. However, we also believe that the studios have a vested interest in maintaining the home video distribution window in a manner that allows them to maximize revenues generated by the retail home video industry.

Games

According to estimates by Jupiter Research, hardware and accessory sales revenues in the United States increased by 50.6% in 2007. In addition, game software sales and rentals in the United States by 23.7% in 2007. These increases were largely due to the rapid growth of portable gaming systems, particularly the Nintendo DS Lite, and the recent introduction of new, more advanced hardware platforms, including the Xbox 360, the Sony PlayStation 3 and the Nintendo Wii.

Many next-generation hardware platforms, including Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as players for DVD movies and compact discs. For example, the Sony PlayStation 3 consoles are equipped to play high-definition Blu-ray DVDs. In addition, Sony PlayStation 3 and PSP, Nintendo DS and Wii and Microsoft Xbox 360 all provide Internet connectivity.

Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. With respect to game rentals, we believe that the difference between the retail price and the rental price of a popular new video game title is typically high enough to make rentals an attractive alternative for customers. We also believe rental pricing provides both a testing ground for consumers considering a game purchase and an attractive alternative for customers who do not want to buy a game on an older format as they evaluate the purchase of a next generation hardware platform.

While the typical electronic game enthusiast is male and between the ages of 14 and 35, the electronic game industry is broadening its appeal across all demographics, especially with the introduction of Nintendo Wii. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing,” and affects our European operations. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with video rental outlets that operate in violation of the two-tiered pricing contractual limitations by renting product purchased at the lower retail price. The potential impact of studio pricing decisions is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the rental and retail video industry in international markets. Piracy is discussed further below under “Competition” and “Item 1A. Risk Factors—Piracy of the products we offer or the disregard of release dates by other retailers may adversely affect our operations.”

Competition

We operate in a highly competitive environment. We believe our most significant competition comes from (i) retailers that rent, sell or trade movies and games; (ii) providers of direct delivery home viewing entertainment or other alternative delivery methods of entertainment content; (iii) piracy; and (iv) other forms of leisure entertainment. In addition, many consumers maintain relationships with several different in-home entertainment providers and can shift in-home entertainment spending from one provider to another.

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	local, regional and national video and game stores, such as Movie Gallery and GameStop;

•	Internet sites and companies that rent or sell movies and other entertainment content, such as Netflix;

•	toy and entertainment retailers; and

•	supermarkets, pharmacies, convenience stores and fast food restaurants, including the kiosks operated by Redbox Kiosk.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience and ease of use of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	customer service; and

•	value-added services, such as movie search capabilities, ratings and recommendations and community features.

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

Competition with Providers of Direct Delivery Home Viewing Entertainment or Other Alternative Delivery Methods of Entertainment Content. We believe that a competitive risk to our business comes from direct broadcast satellite, digital cable television, high-speed Internet access, TIVO/DVR and other alternatives for delivering videos and entertainment content to consumers. These providers offer an expanded number of conventional channels and expanded programming, including sporting events, through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Many digital cable providers, Internet content providers and other companies also provide “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers allow a subscriber to purchase a DVD movie and watch the movie over the cable system while the DVD is shipped to the subscriber.

The availability and ease of downloading movies over the Internet continues to grow. Apple’s video iPod and iTunes service, Amazon’s Unbox and announcements from other companies ranging from Netflix to Intel regarding their efforts in digital delivery of content signal future growth of video entertainment delivery. Other examples of alternative delivery methods of entertainment content include personal video recorders, download-to-burn DVDs, video vending machines, download-to-burn kiosks, video downloads to portable devices and disposable DVDs.

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

Piracy. We compete against the illegal copying and sale of movies and video games. Because piracy is an illegal activity, it is difficult to quantify its exact impact on the home video industry. The primary methods of piracy affecting the home video industry are:

•	the illegal copying of theatrical films at the time they are first run;

•	the illegal copying of DVDs that are authorized by the studios solely for retail sale and/or rental by authorized retailers; and

•	the illegal online downloading of movies.

These methods of piracy enable the low-cost sale of DVDs and free viewing and sharing of DVDs, both of which compete with rentals and sales by authorized retailers like us. Competition from piracy has increased in recent years, in particular in our international markets, due in part to developments in technology that allow for faster copying and downloading of DVDs. Piracy has had a lesser effect on the video game industry in the United States, but has been a significant hindrance to the development of the home video game industry in many international markets, particularly in Latin America and Asia.

Other Competition. We also compete generally for the consumer’s entertainment dollar and leisure time with, among others:

•	movie theaters;

•	Internet browsing, online gaming and other Internet-related activities;

•	consumers’ existing personal movie libraries;

•	live theater;

•	sporting events; and

•	music entertainment.

These and other competitive pressures may have a material adverse effect on our business.

OUR OPERATIONS

Stores and Store Operations

Store Operations. Our U.S. company-operated stores generally operate under substantially similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 12:00 midnight. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees follow the store hours of our company-operated stores. Our U.S. company-operated stores each employ an average of 10 people, including one store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country.

Portfolio Management. Within each targeted market, we identify potential sites for new and replacement stores by evaluating market dynamics, some of which include population demographics, customer concentration levels and possible competitive factors. We seek to place stores in locations that are convenient and visible to the public. We also seek to locate our stores in geographic areas with population and customer concentrations that enable us to better allocate available resources and manage operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. We use our extensive membership transaction and real estate databases to monitor market conditions, select strategic store locations and attempt to maximize revenues without significantly decreasing the revenues of our nearby stores. We also periodically examine whether the sizes and formats of our existing stores are optimal for their locations and may adjust the sizes of, relocate or close existing stores as conditions require.

As a result of the declining revenues and anticipated consolidation in the in-store rental industry, during 2006 and 2007 we reviewed many of our store leases and selected a number of sites to close or downsize based on various factors, including proximity to other Blockbuster and competitor locations and profitability. During 2007, we (1) sold our freestanding game locations which operated under the GAMESTATION® brand name, (2) divested 72 stores operating as RHINO VIDEO GAMES locations in order to focus on our core Blockbuster branded stores, and (3) sold our Australian subsidiary, coupled with a master franchise license. We do not anticipate closing or divesting of a significant number of domestic store locations during 2008. We will continue to explore the divestiture of our non-core assets, including selling and/or franchising some of our remaining international operations.

The following table sets forth our store count information for both company-operated and franchised stores, domestic and international, during 2007:

	Company-Operated			Franchised			Total
	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
December 31, 2006	4,255	2,296	6,551	939	870	1,809	5,194	3,166	8,360
Opened	8	42	50	9	45	54	17	87	104
Closed	(217)	(90)	(307)	(67)	(34)	(101)	(284)	(124)	(408)
Purchased/(sold)	(41)	(180)	(221)	(31)	26	(5)	(72)	(154)	(226)

Net additions/(closures)	(250)	(228)	(478)	(89)	37	(52)	(339)	(191)	(530)

January 6, 2008	4,005	2,068	6,073	850	907	1,757	4,855	2,975	7,830

Store Locations. At January 6, 2008, in the United States and its territories, we operated 4,005 stores and our franchisees operated 850 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of January 6, 2008.

STATE OR TERRITORY	Company- Operated	Franchised	Total
Alaska	—	17	17
Alabama	37	24	61
Arkansas	—	18	18
Arizona	123	6	129
California	529	33	562
Colorado	104	4	108
Connecticut	40	20	60
District of Columbia	4	—	4
Delaware	7	8	15
Florida	335	58	393
Georgia	156	—	156
Guam	3	—	3
Hawaii	23	—	23
Iowa	22	2	24
Idaho	1	10	11
Illinois	202	3	205
Indiana	69	39	108
Kansas	19	35	54
Kentucky	39	33	72
Louisiana	67	13	80
Massachusetts	59	53	112
Maryland	90	22	112
Maine	6	—	6
Michigan	144	1	145
Minnesota	50	8	58
Missouri	82	13	95
Mississippi	12	26	38
Montana	—	5	5
North Carolina	131	1	132
North Dakota	—	6	6
Nebraska	25	3	28
New Hampshire	15	5	20
New Jersey	123	22	145
New Mexico	—	27	27
Nevada	43	2	45
New York	203	8	211
Ohio	164	1	165
Oklahoma	61	5	66
Oregon	69	15	84
Pennsylvania	161	6	167
Puerto Rico	—	37	37
Rhode Island	—	23	23
South Carolina	72	2	74
South Dakota	—	9	9
Tennessee	42	55	97
Texas	330	113	443
Utah	44	2	46
Virginia	98	30	128
Virgin Islands	—	2	2
Vermont	8	2	10
Washington	116	3	119
Wisconsin	64	4	68
West Virginia	13	6	19
Wyoming	—	10	10

Domestic Store Totals	4,005	850	4,855

At January 6, 2008, we operated 2,068 stores outside of the United States, including game store-in-store concepts operating under the name GAME RUSH in Canada and Denmark and 6 specialty game stand-alone stores operating under the name GAME RUSH in Italy and Mexico. In addition, our franchisees operated 907 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of January 6, 2008.

	Company- Operated	Franchised	Total
Argentina	77	—	77
Australia	—	370	370
Brazil	—	175	175
Canada	454	—	454
Chile	72	—	72
Colombia	—	22	22
Denmark	70	—	70
El Salvador	—	5	5
Great Britain	706	—	706
Guatemala	—	8	8
Ireland (Republic) and Northern Ireland	188	—	188
Israel	—	15	15
Italy	179	61	240
Mexico	319	4	323
New Zealand	—	36	36
Panama	—	16	16
Portugal	—	19	19
Taiwan	—	134	134
Thailand	—	22	22
Uruguay	3	—	3
Venezuela	—	20	20

International Store Totals	2,068	907	2,975
United States	4,005	850	4,855

Domestic and International Store Totals	6,073	1,757	7,830

Franchised Operations

At January 6, 2008, 195 domestic franchisee entities operated 850 stores in the United States and 279 international franchisee entities operated 907 stores outside of the United States. Our $5.5 billion in revenues during the fiscal year ended January 6, 2008 does not include the actual revenues of our franchisees, as we only record royalty and fee revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we occasionally receive fees. We also require our franchisees to contribute funds for national advertising and marketing programs and require that franchisees spend an additional amount for local advertising or other marketing efforts. The amounts our franchisees are required to contribute for national advertising and marketing efforts may change from time to time in order to allow our franchisees to invest in their business. Our international franchising program is similar in many ways to our domestic franchising program. For example, our international franchisees are generally required to pay us a one-time franchise fee and continuing royalty fees and service fees.

Our franchisees have control over all operating and pricing decisions at their respective locations. For example, our franchisees have control over whether to charge extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees and over whether or not to participate in the BLOCKBUSTER Total Access program. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores, as well as variations in these terms among franchised BLOCKBUSTER stores. As of February 1, 2008, 123 of our franchise stores in the United States were participating in the “no late fees” program. Many of our franchisees chose not to eliminate extended viewing fees or have returned to charging extended viewing fees due to the fact that they operate under a different business model than we do, whereby they are not able, or choose not, to purchase the additional product to support the “no late fees” program. As of February 1, 2008, substantially all of our franchisees in the United States were participating in the BLOCKBUSTER Total Access program. We also do not require our franchisees to purchase inventory from us. A franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot offer assurances that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees, as discussed in more detail below under “Item 1A. Risk Factors—Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.” Furthermore, we cannot offer assurances that we will be successful in marketing and selling new franchises, that we will continue to actively pursue new franchisees or that any new franchisees will be able to obtain desirable locations and acceptable leases. Finally, we cannot predict the impact that our franchisees’ decisions with respect to product depth and pricing may have on our overall business results.

Alternative Delivery Method Operations

In addition to our traditional stores, we also offer consumers access to home video entertainment via mail and digital downloading.

By-mail. The BLOCKBUSTER by-mail program allows subscribers to select DVDs online which are then shipped to them free of charge by U.S. mail. Once a subscriber has finished viewing the DVD, the subscriber may return the DVD via mail using the postage prepaid envelope that accompanied the DVD or at a participating Blockbuster store. BLOCKBUSTER Total Access takes the concept of convenient DVDs by mail a step further and gives online subscribers the option of exchanging their DVDs through the mail or returning them to a nearby participating BLOCKBUSTER store in exchange for free in-store movie rentals. There are no late fees or due dates for DVDs shipped via these online programs.

Digital Downloading. In 2007 we acquired all of the outstanding equity interests of Movielink, LLC, an online movie downloading business. Movielink lets customers download movies, television shows and other popular videos for rental or purchase. The customers can then watch the downloaded programs on their computer or television. Downloaded videos that are rented may be stored for up to 30 days after the customer checks out and then watched as many times as desired during a 24-hour viewing period that commences when “Play Movie” is clicked. Movielink does not charge any subscription, membership or late fees.

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

During 2007, we continued to focus on offering programs that are an alternative to the programs offered by mass merchant retailers and other online subscription service providers. For example, in the United States, heavy support of our BLOCKBUSTER Total Access program continued through August of 2007 coupled with in-store subscription acquisition throughout the year. We introduced a tent-pole title strategy in the stores over the summer with both a rent and buy message and also continued to offer our in-store movie and game subscription services—Total Access In-Store and the BLOCKBUSTER Game Pass®—and our BLOCKBUSTER Rewards® program. Each of these is discussed below.

•

BLOCKBUSTER Total Access. Online subscribers have the option of exchanging their DVDs through the mail or returning them to a nearby BLOCKBUSTER store in exchange for free in-store movie rentals. In the third quarter of fiscal 2007, the program evolved to offer various priced plans with associated in-store exchange quantity offerings including: BLOCKBUSTER Total Access Premium with free unlimited in-store exchanges; BLOCKBUSTER Total Access with free in-store exchange plans offering 2, 3 or 5 in-store exchanges/month; and lastly, BLOCKBUSTER By MailTM with movies through the mail only. In late December 2007, we reviewed our pricing structure to strike a balance between continued growth of our business and enhanced profitability. We implemented a price increase on all Total Access subscription plans effective December 27, 2007. Plan benefits did not change and customers continued to enjoy the great value and convenient access to media entertainment that our online programs offered.

•

Tent-Pole Title Program. This in-store program is a major focus bringing customers more copies of big box office titles to rent or to buy and is supported with a significant marketing message in the store and in our customer relations management program.

•

BLOCKBUSTER In-Store Total Access and BLOCKBUSTER Game Pass® . These in-store programs allow customers to watch or play an unlimited amount of movies or games (the number of movies or games allowed out at a time is dependent on the pass the customer selects) for one monthly price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•

BLOCKBUSTER Rewards. This premium in-store membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

In 2007, we focused on customer relations management (“CRM”) business strategies to continue to build relationships with specific customer segments using database marketing tools and expertise, along with sophisticated proprietary analytical models. We delivered successful consumer-centric direct marketing communications with the goal to generate incremental net revenue and operating income. We targeted communications to retain customer segments that were identified through predictive modeling to be at risk for reducing their Blockbuster store activity. We targeted new and reactivated customer segments to engage them with targeted in-store offers. We enhanced our store-based customer acquisition marketing via direct mail to increase and protect our market share in highly competitive markets. We leveraged email marketing as a cost-effective and efficient communications channel to deepen customer relationships and drive traffic to the stores. We tested and launched triggered emails that are driven by events or behavior-based activities. We utilized the point-of-sale channel to support the store customer service representatives in relevant talking points or scripts to up-sell, cross-sell and engage the customer in the current transactions and to promote return visits.

We continued to focus on integrated CRM systems to help evaluate the holistic Blockbuster customer in terms of online consumer behavior in combination with in-store behavior to improve reporting, analysis and relevant messaging in marketing communications. We created a series of email communications to Blockbuster Total Access subscribers to encourage in-store purchases during their in-store DVD exchange visits that were customized according to in-store spend history, last store visit date and behavioral modeling. Additionally, retention strategies were used to increase online customer engagement and mitigate churn with transactional email messaging for new member education, benefit reinforcements, new features, movie recommendations to help fill queue, and value-adds like Outlet offerings.

During 2007, our advertising focus was on growing our online rental subscriber base, executed mostly during the first and second quarters. Our advertising efforts in 2008 will focus on in-store marketing of our tent-pole title strategy, growing the video games category, new product line introductions, traffic-driving promotions, improved merchandising as well as acquisition and retention support for BLOCKBUSTER Total Access. We will also continue to capitalize on our four-year exclusive alliance with The Weinstein Company, which provides us with exclusive U.S. rental rights to The Weinstein Company’s theatrical and direct-to-video movies. Meanwhile, we anticipate that the studios will continue their spending to advertise new DVD releases. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we often receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising.

Suppliers and Purchasing Arrangements

Our goal in purchasing domestic rental inventory is to design purchasing strategies with each individual studio or game publisher that will provide us with the most appropriate level of copy depth at the best available price in order to satisfy our customers’ demands and, eventually, to increase our customer traffic. In some instances, those deals involve our purchasing rental inventory on a title-by-title basis. In other instances, we may negotiate a revenue-sharing arrangement. Revenue-sharing arrangements for rental inventory generally provide for a lower initial payment in order to acquire the product. In exchange for this lower initial payment, we pay an agreed upon percentage of our rental revenues earned from that product to the studio/game vendor for a limited period of time. These revenue-sharing payments become due as the rental revenues are earned. In addition to the revenue-sharing component, most arrangements also provide for the method of disposition of the product at the conclusion of the rental cycle and/or additional payments for the early sale of unreturned product which is automatically purchased by the customer. While the terms of revenue-sharing arrangements are generally similar for rental movie and game software inventory, revenue-sharing arrangements for domestic rental movies are generally negotiated for all titles released during the term of the contract, while revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis.

Our unit purchases of domestic movie rental inventory increased 20% in 2007 as compared with 2006 in order to maximize our product availability with the goal of improving our domestic movie rental revenues. We continued to utilize revenue-sharing arrangements during 2007 to support the increase in inventory unit purchases. However, purchases under revenue sharing arrangements made up slightly less of our total domestic movie rental unit purchases in 2007 than in 2006. Approximately 82% of our domestic movie rental units were purchased under revenue-sharing arrangements, consistent with 2006. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements increased from 53% in 2006 to 58% in 2007.

In our international markets, 60% of our movie and game rental inventory units are purchased on a title-by-title basis directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. The remainder of our international rental product is purchased under revenue-sharing arrangements similar to those discussed above. Our purchasing arrangements vary by country and studio depending on factors such as the availability of the rental window and revenue-sharing terms.

New retail movie and game inventory is purchased from the studios or their designated sub-wholesalers on a title-by-title basis. We also acquire retail movie and game inventory through our trading programs. We purchase general merchandise that is complementary to our rental and retail movie and video game inventory, such as confection, game and other accessories and consumer electronics, from a variety of suppliers on a product-by-product basis.

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

Distribution and Inventory Management

In the United States, we currently receive substantially all of our movies and games for our U.S. company-operated stores at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly-released movies and games to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates 24 hours a day, six days a week. As of January 6, 2008, we employed 785 employees at our distribution center. We are currently evaluating various alternatives to optimize our distribution network, including the potential outsourcing of these distribution center operations.

In addition to our distribution center in McKinney, we also have 39 distribution centers spread strategically throughout the United States to support our by-mail subscription service. These distribution centers are spread across the country because we use the United States Postal Service to distribute our online product, and the closer the distribution center is to a customer, the faster the customer receives the product. Additionally, to expedite the delivery of product to our by-mail customers, we currently transport product from our 39 distribution centers to a total of 85 different mail entry points, which enables us to reach over 90% of our online subscriber base within one business day. Each distribution center operates 16 hours a day, 5 days a week and employs approximately 35 people, including one distribution center manager. We do not plan to add any new distribution centers in 2008 to support our by-mail subscription services.

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

Our online services use internally developed software that focus on optimizing our online supply chain to ensure timely delivery of products and providing a user-friendly website experience. These systems transmit data to a data center and other systems which support, among other things, content delivery, customer web analytics and offer management.

During 2007 we completed several information technology initiatives to strengthen our relationship with customers. We introduced an Integrated Customer View application enabling our customers to transact seamlessly with any Blockbuster location. We also created an inventory transfer engine to re-allocate product between stores to meet customer demand. Multi-channel customers had their on-line queues updated with their store rental activity. Additionally, Blockbuster.com added a retail channel selling new and used DVDs and powered the MOVIECLIQUETM application on a leading social networking website. We also implemented several performance improvements to our allocation process, procurement planning, distribution center, and customer care applications to improve overall customer satisfaction for our by-mail customers.

To support our mission of providing customers with the most convenient access to media entertainment, our 2008 information technology initiatives will include the integration of Movielink’s digital retail and rental product lines with BLOCKBUSTER Online® to provide consumers more entertainment choices. We plan to deploy this enhanced functionality in 2008, with initial customer testing in the second quarter of 2008.

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

Historical Information

Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. Blockbuster Inc., formerly an indirect subsidiary of Viacom Inc. (“Viacom”), was incorporated under a different name on October 16, 1989 in Delaware. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and a half prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. In October 2004, Blockbuster Inc. split off from Viacom and became a fully independent company.

Intellectual Property

Trademarks. We own various existing trademark registrations and have trademark applications pending registration with respect to our services and products offered worldwide. These include BLOCKBUSTER®, BLOCKBUSTER VIDEO®, TORN TICKET Logos, blockbuster.com®, BLOCKBUSTER Total Access™ word mark and logo, BLOCKBUSTER GiftCard/s®, BLOCKBUSTER Game Pass® and BLOCKBUSTER Movie Pass® word marks and logos, BLOCKBUSTER Night®, BLOCKBUSTER Online®, BLOCKBUSTER Rewards® word mark and logo, MAKE IT A BLOCKBUSTER NIGHT®, and the related BLOCKBUSTER Family of Marks, GAME RUSH® word mark and logo, MyQ Logo®, MyQ At A Glance Logo®, MOVIE STORE AT YOUR DOOR®, ONLINE RENTING WITHOUT THE WAIT™, RENTING IS BETTER THAN EVER®, THE GIFT OF ENTERTAINMENT®, QUIK DROP®, MOVIECLIQUETM, MOVIELINK® word mark and logo, and XTRA-VISION®, among others, and trade dress elements including, but not limited to, the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and the related BLOCKBUSTER “Family of Domain Names” for top level and country domain names, plus a wide variety of other domain name registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

Copyrights. In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing” and is discussed further above under “Industry Overview—International Home Video Industry—In-Home Movies.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Item 1A. Risk Factors—Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.” The risk of changes in U.S. and international copyright laws is discussed under “Item 1A. Risk Factors—We are subject to governmental regulation particular to the retail home video industry and changes in U.S. or international laws may adversely affect us.”

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

Employees

As of January 6, 2008, we employed 59,643 persons, including 41,907 within the United States and 17,736 outside of the United States. Of the total number of U.S. employees, 12,694 were full-time, 27,914 were part-time and 1,299 were seasonal employees. We believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following information regarding our directors and executive officers is as of February 21, 2008.

Name	Age	Position
James W. Keyes	52	Chairman of the Board of Directors and Chief Executive Officer
Edward Bleier	78	Director
Robert A. Bowman	52	Director
Jackie M. Clegg	45	Director
James W. Crystal	70	Director
Gary J. Fernandes	64	Director
Jules Haimovitz	57	Director
Carl C. Icahn	72	Director
Strauss Zelnick	50	Director
Thomas M. Casey	49	Executive Vice President and Chief Financial Officer
Eric H. Peterson	47	Executive Vice President, General Counsel and Secretary

Set forth below is a description of the background of each of our directors and executive officers.

James W. Keyes has served as our Chairman of the Board of Directors and Chief Executive Officer since July 2007. Mr. Keyes served as President and Chief Executive Officer of 7-Eleven, Inc. from 2000 to 2005. Prior to his service as President and Chief Executive Officer, he was Executive Vice President and Chief Operating Officer of 7-Eleven, Inc. from 1998 to 2000 and Chief Financial Officer of 7-Eleven, Inc. from 1996 to 1998. Since his departure from 7-Eleven, Inc., Mr. Keyes has been Chairman of Key Development, LLC, a private investment firm.

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

Robert A. Bowman was appointed as a director of Blockbuster in December 2004. He has served as President and CEO of Major League Baseball Advanced Media LP, the interactive media and Internet company of Major League Baseball, since 2000. Mr. Bowman serves as President of the Michigan Education Trust and is a member of the board of directors of World Wrestling Entertainment Inc., The Warnaco Group Inc. and Take-Two Interactive Software, Inc.

Jackie M. Clegg was appointed as a director of Blockbuster in July 2003. She serves as Managing Partner of Clegg International Consultants, LLC, an international strategic consulting firm she founded in September 2001. In July 2001, Ms. Clegg stepped down as Vice Chairman and First Vice President of the Export-Import Bank of the United States, financier to foreign buyers of U.S. goods and services, after serving in that role since June 1997. She also served as its Chief Operating Officer from January 1999 through fiscal year 2000. Ms. Clegg also serves on the board of directors and audit committees of Brookdale Senior Living Inc., Cardiome Pharma Corp. and Javelin Pharmaceuticals Inc. (chair). In accordance with the listing standards of the NYSE, Blockbuster’s Board of Directors has determined that Ms. Clegg’s simultaneous service on Blockbuster’s Audit Committee and on the audit committees of the foregoing public companies does not impair Ms. Clegg’s ability to effectively serve on Blockbuster’s Audit Committee. Ms. Clegg also serves on the board of directors of the Chicago Mercantile Exchange.

James W. Crystal was appointed as a director of Blockbuster in February 2007. Mr. Crystal currently serves as Chairman and Chief Executive Officer of Frank Crystal & Company, a privately owned insurance brokerage firm, and has served in such capacities since 1958. Mr. Crystal also serves as Vice Chairman, trustee and member of the executive committee and Co-Chairman of the audit committee of Mt. Sinai Medical Center as well as a trustee of Congregation Emanu-El. In addition, he serves on the board of directors of Stewart & Stevenson LLC, a publicly traded company where he also serves on the audit committee, Banco de Caribe, ENNIA Caribe Holding, N.V., Uni-Alliance Insurance in Cyprus, Auto Resources, Inc. in Beverly Hills, and Atlantic International Insurance Co., Ltd., located in Bermuda.

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

Jules Haimovitz was appointed as a director of Blockbuster in May 2006. Mr. Haimovitz currently serves as President of Haimovitz Consulting Group. From 2002 to 2007, Mr. Haimovitz served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. From July 1997 to February 1999, he served as President and Chief Operating Officer of King World Productions, Inc., a worldwide distributor of first-run programming. Mr. Haimovitz has also served in executive positions at Diva Systems Corporation, ITC Entertainment Group, Spelling Entertainment Inc. and Viacom Inc. Mr. Haimovitz is on the board of directors of Infospace, Inc., a publicly traded company, TVN Entertainment Corporation, GNet Productions and ImClone Systems, Inc., a publicly traded company. Mr. Haimovitz serves on the audit committee of Infospace, Inc. and ImClone Systems, Inc.

Carl C. Icahn was elected as a director of Blockbuster in May 2005. Mr. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. Between September 2004 and August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. Since November 1990, Mr. Icahn has been chairman of the Board of Icahn Enterprises G.P., Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a publicly traded diversified holding company engaged in a variety of businesses, including investment management, metals, real estate, and home fashion. Mr. Icahn was also Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly-traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as Chairman of the Board and as a director of American Railcar Industries, Inc. since 1994. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the casino entertainment business and the home textile business. From October 1998 through May 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino in Las Vegas, which is currently a subsidiary of Icahn Enterprises. Mr. Icahn has been Chairman of the Board and a director of XO Holdings, Inc. since February 2006, and was Chairman of the Board and a director of XO Communications, Inc. (XO Holdings’ predecessor) from January 2003 to February 2006. XO Holdings is a publicly-traded telecommunications services provider controlled by Mr. Icahn. In October 2005, Mr. Icahn became a director of WestPoint International, Inc. a manufacturer of bed and bath home fashion products. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly-traded biopharmaceutical company, and since October 2006, has been the Chairman of the Board of ImClone Systems Incorporated. In August 2007, Mr. Icahn became a director of WCI Communities, Inc., a publicly-traded homebuilding company, and since September 2007 has been Chairman of the Board of WCI Communities, Inc. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation., a publicly-traded supplier of automotive products, and since January 2008 has been Chairman of the Board of Federal-Mogul Corporation. Mr. Icahn has been a director of Cadus Corporation, a publicly-traded firm that holds various biotechnology patents, since 1993.

Strauss Zelnick was elected as a director of Blockbuster in May 2005. Mr. Zelnick founded ZelnickMedia LLC, an investment and advisory firm specializing in media and entertainment, in 2001. ZelnickMedia holds interests in an array of media enterprises, providing general management and strategic advisory services in the United States, Canada, Europe, Asia and Australia. Mr. Zelnick currently serves as Executive Chairman of Take-Two Interactive Software, Inc. From 1998 to 2000, Mr. Zelnick served as President and Chief Executive Officer of BMG Entertainment, Inc., a music and entertainment unit of Bertelsmann A.G. Mr. Zelnick served as President and Chief Executive Officer of BMG’s North American business unit from 1994 through 1998. Mr. Zelnick is Chairman of the Board of CME, Inc., OTX, Inc. and ITN Networks, Inc. Mr. Zelnick is a director of Naylor, LLC.

Thomas M. Casey has served as our Executive Vice President and Chief Financial Officer since September 2007. From 1999 until the commencement of his employment at Blockbuster, Mr. Casey served as managing director for Deutsche Bank Securities, Inc. where he was responsible for the bank’s retail industry relationships in North America and served as a strategic financial advisor to some of the world’s largest companies in the retail entertainment, food and drug, convenience store, food wholesale and foodservice industries. Prior to Deutsche Bank, Mr. Casey held positions with Citigroup, Merrill Lynch and Dillon Read & Co.

Eric H. Peterson has served as our Executive Vice President, General Counsel and Secretary since October 2007. Prior to his employment at Blockbuster, Mr. Peterson served as Executive Vice President and General Counsel for the former TXU Corp. from 2002 until 2006. From 2000 to 2002, Mr. Peterson served as Senior Vice President and General Counsel for DTE Energy Company, a Michigan-based energy company. Prior to his employment at DTE Energy, Mr. Peterson was a partner in the law firm of Worsham, Forsythe & Woolridge LLP (now known as Hunton & Williams).

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

Suite 1800

Dallas, TX 75201

Stock Listing

Blockbuster Inc. Class A and Class B common stock trades on the New York Stock Exchange under the symbols BBI and BBI.B, respectively.

Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer, dated as of May 23, 2007, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

We have filed with the SEC the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached hereto as Exhibits 31.1 and 31.2.

Item 1A.    Risk Factors

In addition to the information set forth elsewhere in this report, including under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” the factors described below should be considered carefully in making any investment decisions with respect to our securities. These factors could materially affect our business, financial condition, results of operations or liquidity and cause investors in our securities to lose part or all of their investments.

Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability.

The studios’ current practice is generally to sequentially release their movies to different distribution channels. After the initial theatrical release of a movie, studios generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for a specified period of time. This distribution channel is typically exclusive against other forms of non-theatrical movie distribution, including cable and satellite distribution, and is commonly referred to as the home video retailers’ “distribution window.”

Historically, at the beginning of a particular movie title’s distribution window, the movie would be priced to home video retailers based on the applicable studio’s decision to promote the movie to the consumer either primarily for rental, or for both rental and sale, at the beginning of the distribution window. In order to promote a movie title primarily for rental at the beginning of the distribution window, a studio would initially release the title to home video retailers at a price that was too high to enable them to sell the title to consumers at an affordable price. As rental demand subsided, the studio would reduce the pricing for the movie, which would then enable retailers to sell the title to consumers at an affordable price. The time during which the studios released the title at the higher pricing was commonly referred to as the “rental window.” Currently, substantially all DVD titles are initially released to home video retailers at a price that is low enough to allow them to offer movies at affordable prices to the consumer from the beginning of the home video retailers’ distribution window. This method of pricing is commonly referred to as “sell-through” pricing, and has improved our ability to purchase rental product at lower prices. However, the studios’ sell-through pricing policy has also led to increasing competition from other retailers, in particular mass merchants such as Wal-Mart, Best Buy and Target. It has also led to increased competition from online retailers. These other retailers are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, who, like us, purchase product for rental. In addition, some retailers lower their sales prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices to drive traffic and thereby increase sales of their other inventory items. All of these factors have increased consumer interest in purchasing DVDs, which has resulted in increased competition and reduced the significance of the historical rental window.

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

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailers’ distribution window. After the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window has traditionally been exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable, and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but since the mid-1990’s has averaged between 39 and 56 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels. The studios’ traditional practices with respect to the distribution windows could change at any time.

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

The availability of content through personal video recorders, video-on-demand and other technologies may significantly reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of entertainment content that serves as an alternative to obtaining product or services from our stores or our online DVD rental service can impact our business. Examples of delivery methods that have impacted, or could impact, our business include:

•	personal video recorders,

•	video-on-demand,

•	download-to-burn DVDs,

•	video vending machines and download-to-burn kiosks,

•	video downloads to portable devices and personal computers, and

•	disposable DVDs.

Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We cannot predict consumer acceptance of these delivery channels or their impact on our business.

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

Industry consolidation in the in-store home video rental industry has occurred and may continue. If we are not successful in capitalizing on this industry consolidation, our financial results may be adversely affected.

Based upon current industry projections, we believe that over-capacity exists in the video rental market and that, as a result, many video stores, including some of our own stores, will be forced to close in the future. For example, Movie Gallery, Inc., a video store retailer, announced in 2007 plans to close hundreds of underperforming and unprofitable Movie Gallery and Hollywood Video stores and filed a voluntary petition seeking reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. If we are unable to capitalize on the store closings of our competitors, we may be unable to grow our market share and our financial results may be adversely affected. In addition, we have historically closed underperforming video stores and will continue to consider the closure of underperforming stores. We are currently reviewing many of our store leases and selecting sites to close or downsize based on store profitability.

Overall revenues generated from the in-store home video industry are projected to continue to decline. A faster than anticipated decline in the in-store industry has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives.

We have previously experienced challenges caused by the faster than anticipated decline in the worldwide in-store home video rental industry. We believe that the previous faster than anticipated declines were caused primarily by (i) a weak slate of titles released to home video; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. A faster than anticipated decline in the worldwide in-store home video rental industry in the future may similarly negatively impact our business and our ability to implement our strategic initiatives.

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

We have implemented and expect to continue to implement initiatives that are designed to enhance efficiency, customer convenience and our product offerings. For example, in 2007, we acquired all of the outstanding equity interests of Movielink, LLC, an online movie downloading business. There is no assurance that consumers will widely adopt our online movie downloading offering or that it will be profitable. The implementation of new initiatives has involved, and will continue to involve, significant investments by us of time and money and could be adversely impacted by (i) our inability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model, including continued support for our initiatives and (ii) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall operating expenses and capital expenditures. Because we have limited experience with some of our new customer proposition initiatives, we cannot assure you that they will be successful or profitable, including success in retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

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

Our total indebtedness as of January 6, 2008 was $757.8 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

In addition, our debt covenants require that we maintain certain financial measures and ratios. As a result of these covenants and ratios, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions or to maintain the financial measures and ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. During 2007, we were required to enter into an amendment to our credit agreement to modify or waive compliance with financial covenants thereunder. For an additional discussion of this amendment, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Capital Structure.”

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

Our purchasing decisions also involve predictions of consumer demand. While the historical growth of our in-store and online subscription programs, our elimination of extended viewing fees, our Guaranteed in Stock program for select new release titles (whereby if a Guaranteed in Stock title is unavailable, customers will be given a rain check for a free rental of that title good for 30 days at the same store) and the free in-store rentals provided by our BLOCKBUSTER Total Access program have increased consumer demand for our products, these programs have increased the complexity of our purchasing decisions. In addition, the prevalence of multiple game platforms adds to the difficulty of accurately predicting consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

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

Our domestic distribution system for our store-based operations is centralized. We ship a substantial portion of the products to our U.S. company-operated stores through our distribution center. We also have 39 regional U.S. distribution centers to support our domestic online DVD subscription service. If our distribution centers became non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

Our financial results have been and could further be negatively impacted by impairments of goodwill or other intangible assets required by SFAS 142 and the application of future accounting policies or interpretations of existing accounting policies.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. In recent periods we have taken significant charges relating to the impairment of goodwill. See Notes 3 and 4 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K.

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

We are a defendant in various lawsuits and may become subject to additional lawsuits in the future. If judgments were to be rendered against us in these lawsuits, our results of operations could be adversely affected. See Note 10 to the consolidated financial statements for a discussion of certain pending material litigation matters relating to our business.

Our stock price has been extremely volatile.

The price at which our common stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans of others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general; and

•	the operating results of our competitors.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

Following certain periods of volatility in the market price of our securities, we have become the subject of securities litigation. We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

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

On April 8, 2005, we were notified that a slate of dissident nominees would be proposed for election at our 2005 annual stockholders meeting. On May 11, 2005, the dissident nominees were elected by our stockholders to serve on our Board of Directors. As a result of the proxy contest and the subsequent elections of the dissident nominees, our business and operations have been, and may further be, negatively impacted. For example:

•	we incurred substantial costs associated with the proxy contest;

•	the proxy contest was disruptive to our operations; and

•	dissension on our Board of Directors may impact our ability to effectively and timely implement our initiatives and to retain and attract experienced executives and employees.

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

We have experienced senior management departures, and our senior management team is largely new. If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

During 2007, a number of members of our senior management concluded their employment with us, including our former Chairman and Chief Executive Officer and our former Chief Financial Officer. We have hired new members of our senior management team from outside of Blockbuster. As a result, a number of members of our senior management team have been employed by Blockbuster for only a short period of time. Our performance depends in part on the ability of this largely new senior management team to coalesce, motivate our employees and address the changes presented by our dynamic industry. The unexpected future loss of services of one or more members of our senior management team could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage management-level employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future.

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

We have in the past, and may in the future, engage in acquisitions to expand our domestic and international rental and retail presence or to expand our consumer offerings. For example, in 2007 we acquired all of the outstanding equity interests of Movielink, LLC, an online movie downloading business. If these or any future acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Additionally, acquisitions may not achieve desired profitability objectives or result in any anticipated successful expansion of the acquired businesses or concepts. Although we review and analyze assets or companies we acquire, such reviews are subject to uncertainties and may not reveal all potential risks. Additionally, although we attempt to obtain protective contractual provisions, such as representations, warranties and indemnities, in connection with acquisitions, we cannot assure you that we can obtain such provisions in our acquisitions or that they will fully protect us from unforeseen costs of the acquisition. We may also incur significant costs in connection with pursuing possible acquisitions, even if the acquisition is not ultimately consummated.

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

On November 9, 2001, we entered into a judgment sharing agreement with Viacom, Paramount Home Entertainment, Inc. (“Paramount”), Sumner Redstone and certain studio defendants in Cleveland, et al. v. Viacom Inc., et al, No. SA-99-CA-0783 in the United States District Court for the Western District of Texas and in Merchant, et al. v. Redstone, et al., No. BC 244 270 in the Superior Court for the State of California, County of Los Angeles, whereby we, Viacom, Paramount and Mr. Redstone agreed to be responsible for an allocated portion of any liability that arises out of either of the two revenue-sharing antitrust cases. No liability will arise from the Cleveland case as judgment was entered in favor of us and the other defendants and all appeals by plaintiffs failed. The Merchant case was appealed following judgment in our favor and remanded back to the trial court for further proceedings. On June 18, 2004, in connection with our split-off from Viacom, we entered into an agreement with Viacom, Paramount and Mr. Redstone, which we refer to as the Viacom entities, whereby we agreed to pay a percentage allocation of any liability arising from a judgment or from the November 9, 2001 judgment sharing agreement of 33.33% and the Viacom entities agreed to pay 66.67% of any such liability. On May 2, 2007, the trial court in the Merchant case granted summary judgment in favor of Blockbuster, Viacom and Mr. Redstone. The Merchant plaintiffs have appealed the ruling, and the appeal is currently pending. We cannot assure you that we will not be held liable in the Merchant case. Therefore, we may become responsible for contributing one-third of any liability arising from such case.

We have material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our restatement and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Item 9A. Controls and Procedures.”

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We are developing remediation plans to strengthen our internal controls in response to the previously identified material weaknesses. If we are unsuccessful in developing, implementing or following our remediation plan, or fail to update our internal control as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or NYSE regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

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

None.

Item 2. Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of 242,615 square feet of space leased pursuant to an agreement that expires on June 30, 2017. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also lease and operate 39 online distribution centers spread strategically throughout the United States to support our domestic online rental service.

We have country head offices in Buenos Aires, Argentina; Toronto, Canada; Santiago, Chile; Uxbridge, England; Dublin, Ireland; Milan, Italy; Herlev, Denmark; and Mexico City, Mexico. For most countries in which we have company-operated stores, we maintain offices to manage our operations within that country.

We lease substantially all of our existing store sites. Within the United States and Canada, these leases generally have a term of five to ten years and provide options to renew for between five and ten additional years. We expect that most future stores will also occupy leased properties.

Item 3. Legal	Proceedings

Information regarding our material legal proceedings is set forth in Note 10 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.

Item 4. Submission	of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(1)
	High	Low	High	Low
Year Ended December 31, 2006:
Quarter Ended March 31, 2006	$4.28	$3.30	$3.90	$2.95	$—
Quarter Ended June 30, 2006	$5.12	$3.69	$4.68	$3.36	$—
Quarter Ended September 30, 2006	$5.11	$3.57	$4.60	$3.15	$—
Quarter Ended December 31, 2006	$5.59	$3.66	$5.14	$3.29	$—

Year Ended January 6, 2008:
Quarter Ended April 1, 2007	$7.30	$5.41	$6.90	$4.98	$—
Quarter Ended July 1, 2007	$6.67	$3.94	$6.18	$3.54	$—
Quarter Ended September 30, 2007	$5.71	$3.96	$5.00	$3.57	$—
Quarter Ended January 6, 2008	$5.80	$2.99	$5.12	$2.57	$—

(1)	We historically paid a quarterly recurring cash dividend of $0.02 per share on both our Class A and Class B common stock, however, we have not paid a dividend since the second quarter of 2005. Our Board of Directors may evaluate declaring quarterly cash dividends in the future.

The terms of our debt agreements, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” limit our ability to repurchase common stock and pay dividends. Subject to these limitations, our Board of Directors may change our dividend practices from time to time and decrease or increase the dividend paid, or not pay a dividend, on our common stock based on factors such as results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our Board of Directors.

The number of holders on record of shares of our Class A and Class B common stock as of February 29, 2008 was 1,148 and 815, respectively.

For information regarding our equity compensation plans, refer to the proxy statement to be filed for our 2008 annual meeting of stockholders incorporated by reference into Item 12 of Part III of this Form 10-K.

Stock Performance Graphs

The following Stock Performance Graphs and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ended December 31, 2007, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the Hemscott Industry Group Index 743-Music & Video Stores (“Hemscott Group Index”). The comparison assumes $100 was invested on December 31, 2002, in the Company’s Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Blockbuster Inc. Class A common stock	100.00	147.23	124.75	49.25	69.47	51.22

Hemscott Group Index*	100.00	166.45	135.68	99.10	106.93	98.35

S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A and Class B common stock); Hastings Entertainment, Inc.; Netflix, Inc.; and Trans World Entertainment Corporation.

The following graph compares the cumulative total stockholder return on our Class B common stock over the period from October 14, 2004 to December 31, 2007, with the cumulative total return during such period of the S&P 500 Index and the Hemscott Group Index. The comparison assumes $100 was invested on December 31, 2002, in the Company’s Class B common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	10/14/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Blockbuster Inc. Class B common stock	100.00	115.51	113.00	43.86	57.82	64.53	51.50	45.31

Hemscott Group Index*	100.00	109.70	122.47	86.22	96.13	91.95	70.25	81.58

S&P 500 Index	100.00	109.23	108.35	114.60	117.70	132.70	141.93	139.99

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A and Class B common stock); Hastings Entertainment, Inc.; Netflix, Inc.; and Trans World Entertainment Corporation.

Item 6. Selected	Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected consolidated statement of operations and balance sheet data for fiscal years 2003 through 2007 are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest during some of the periods presented.

Our financial results for the years ended December 31, 2006, 2005, 2004 and 2003 have been restated. The impact of the restatements on our Statement of Operations Data for the years ended December 31, 2006 and 2005 and on our Balance Sheet Data as of December 31, 2006 is discussed in Note 2 to our Consolidated Financial Statements. The impact of the restatements on our Statements of Operations Data for the years ended December 31, 2004 and 2003 and on our Balance Sheet Data as of December 31, 2005, 2004 and 2003 is discussed in footnote 8 to the schedule of selected financial data.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Fiscal Year Ended or at Year End,
	2007(1)(2)	2006(3)(4)(5)	2005(3)(6)(7)(8)	2004(8)(9)(10)(11)	2003(8)(12)
		(As restated)	(As restated)	(As restated)	(As restated)
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$5,542.4	$5,522.2	$5,721.8	$5,932.8	$5,826.4
Gross profit	$2,864.6	$3,042.5	$3,160.8	$3,545.0	$3,475.9
Impairment of goodwill and other long-lived assets(13)	$2.2	$5.1	$341.9	$1,499.7	$1,280.0
Operating income (loss)	$39.1	$73.6	$(382.9)	$(1,242.0)	$(805.0)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(74.2)	$63.7	$(544.1)	$(1,251.2)	$(949.1)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—basic	$(0.45)	$0.28	$(2.96)	$(6.91)	$(5.27)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—diluted	$(0.45)	$0.28	$(2.96)	$(6.91)	$(5.27)
Income (loss) from discontinued operations, net of tax(14)	$0.4	$(13.2)	$(39.8)	$4.9	$(23.8)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(4.4)
Net income (loss)	$(73.8)	$50.5	$(583.9)	$(1,246.3)	$(977.3)
Preferred stock dividends(15)	$(11.3)	$(11.3)	$—	$—	$—
Net income (loss) applicable to common stockholders	$(85.1)	$39.2	$(583.9)	$(1,246.3)	$(977.3)
Net income (loss) per common share—basic	$(0.45)	$0.21	$(3.18)	$(6.88)	$(5.43)
Net income (loss) per common share—diluted	$(0.45)	$0.21	$(3.18)	$(6.88)	$(5.43)
Cash dividends per common share	$—	$—	$0.04	$0.08	$0.08
Special distribution per share	$—	$—	$—	$5.00	$—
Weighted average shares outstanding—basic	190.3	187.1	183.9	181.2	180.1
Weighted average shares outstanding—diluted	190.3	189.0	183.9	181.2	180.1

Balance Sheet Data:
Cash and cash equivalents	$184.6	$394.9	$276.2	$330.3	$233.4
Total assets	$2,733.6	$3,134.6	$3,184.0	$3,991.5	$4,914.4
Long-term debt, including capital leases	$703.0	$899.5	$1,121.6	$1,119.7	$75.1
Stockholders’ equity	$655.7	$723.3	$637.6	$1,062.9	$3,188.4

(1)	During 2007, we recorded an $81.5 million gain on sale of Gamestation and a $6.3 million gain on sale of our Australian subsidiary, both of which are included in Operating income (loss).
(2)	During 2007, we recognized $14.6 million of compensation expense related to share-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (“SFAS 123R”).
(3)	See Note 2 to our consolidated financial statements for discussion of the restatements for fiscal years 2006 and 2005.
(4)	During 2006, we recorded $111.9 million in tax benefits resulting from the resolution of multi-year income tax audits.
(5)	During 2006, we recognized $25.5 million of compensation expense related to share-based compensation as required by SFAS 123R.
(6)	During 2005, we recorded a valuation allowance on our deferred tax assets in various jurisdictions. See Note 9 to our consolidated financial statements.
(7)	During 2005, we recognized $39.1 million of compensation expense related to share-based compensation as required by SFAS 123R.
(8)	The Statement of Operations Data for the years ended December 31, 2004 and 2003 and the Balance Sheet Data as of December 31, 2005, 2004 and 2003 have been restated as follows, primarily related to the issues discussed in Note 2 to our consolidated financial statements:

	Fiscal year ended December 31,
	2004			2003
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Statement of Operations Data:
Revenues	$5,932.5	$0.3	$5,932.8	$5,826.1	$0.3	$5,826.4
Gross profit	$3,553.8	$(8.8)	$3,545.0	$3,474.1	$1.8	$3,475.9
Impairment of goodwill and other long-lived assets	$1,502.7	$(3.0)	$1,499.7	$1,280.8	$(0.8)	$1,280.0
Operating income (loss)	$(1,241.6)	$(0.4)	$(1,242.0)	$(805.4)	$0.4	$(805.0)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(1,253.7)	$2.5	$(1,251.2)	$(950.5)	$1.4	$(949.1)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—basic	$(6.92)	$0.01	$(6.91)	$(5.28)	$0.01	$(5.27)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—diluted	$(6.92)	$0.01	$(6.91)	$(5.28)	$0.01	$(5.27)
Net income (loss)	$(1,248.8)	$2.5	$(1,246.3)	$(978.7)	$1.4	$(977.3)
Net income (loss) applicable to common stockholders	$(1,248.8)	$2.5	$(1,246.3)	$(978.7)	$1.4	$(977.3)
Net income (loss) per common share-basic	$(6.89)	$0.01	$(6.88)	$(5.43)	$—	$(5.43)
Net income (loss) per common share-diluted	$(6.89)	$0.01	$(6.88)	$(5.43)	$—	$(5.43)

	At December 31,
	2005			2004			2003
	As reported	Adjustments	As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Balance Sheet Data:
Total assets	$3,179.6	$4.4	$3,184.0	$3,994.6	$(0.9)	$3,993.7	$4,918.1	$(1.5)	$4,916.6
Stockholders’ equity	$631.6	$6.0	$637.6	$1,062.9	$—	$1,062.9	$3,188.4	$—	$3,188.4

The impact of the restatements on periods prior to January 1, 2003 is reflected as an increase of $4.1 million to beginning accumulated deficit and a decrease of $4.1 million to beginning accumulated other comprehensive loss as of January 1, 2003.

(9)	During 2004, we recognized a $37.1 million tax benefit as a result of specific federal income tax audit issues resolved during 2004.
(10)	In conjunction with our adoption of SFAS 123R, we recognized $18.3 million of compensation expense related to share-based compensation in 2004. We also adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as of January 1, 2004. Because we applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004.
(11)	During the third quarter of 2004, we paid a $5.00 special distribution per share prior to our divestiture from Viacom.
(12)	During the first quarter of 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods. The application of this accounting standard required us to record a $4.4 million cumulative effect of change in accounting principle, net of tax.
(13)	We have recognized non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). See Note 3 to the consolidated financial statements for a discussion of impairment charges.
(14)

During 2006, we completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO. ® in addition to closing all of our store locations in Spain. In January 2007, we also completed the sale of RHINO VIDEO GAMES®. In accordance with SFAS 144, these operations have been classified as discontinued operations.

(15)	During the third quarter of 2005, we completed a private placement of Series A cumulative convertible perpetual preferred stock. The first dividend payment was declared and paid in the first quarter of 2006.

Item 7.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 reflects the restatement of our consolidated financial statements for fiscal years 2006 and 2005 as discussed below, and all amounts for these prior periods and prior period comparisons reflect the balances and amounts on a restated basis. Unless otherwise noted, the following discussion and analysis relates only to results from continuing operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document.

Restatement of Financial Statements

We have restated herein our consolidated financial statements for each of the fiscal years ended December 31, 2006 and 2005 to correct errors in such consolidated financial statements. See Note 2 to the Consolidated Financial Statements for more information regarding the impact of the restatement on our consolidated financial statements.

Change in Fiscal Year End

On October 12, 2006, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in our fiscal year took effect on January 1, 2007 and, therefore, there was no transition period in connection with this change of fiscal year-end. Fiscal year 2007 includes the 53 weeks ended January 6, 2008, while fiscal years 2006 and 2005 include the calendar years ended on December 31 of each year.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,800 stores in the United States, its territories and 21 other countries as of January 6, 2008. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new channels of distribution, such as by-mail delivery, vending and digital. The increasing availability of in-home entertainment through delivery methods other than traditional in-store models and other leisure activities have resulted in the decline in the in-store home video rental channel. Recognizing that shift, we invested significantly in the by-mail delivery channel over the past three years.

During the first half of 2007, we continued with our strategy to aggressively expand our by-mail subscriber base through offerings such as BLOCKBUSTER Total Access™. Through heavy in-store promotion of our by-mail subscription offerings, we successfully shifted a large number of in-store customers to that channel. The significant growth in our by-mail subscriber base proved the competitive strength of BLOCKBUSTER Total Access; but it also revealed the significant costs associated with the offering. We estimate that the cost of providing free in-store exchanges under the BLOCKBUSTER Total Access program was approximately $140 million in 2007, which contributed to a significant decrease in our profitability for the year.

On July 2, 2007, we announced the appointment of James W. Keyes, our new Chairman of the Board and Chief Executive Officer. Mr. Keyes has begun to create a culture and a business process at Blockbuster that is responsive to change and able to keep pace with the changing needs of customers.

Our vision for the “new” Blockbuster is to be in the forefront of that change and become the most convenient source for media entertainment for our customers. Going forward, the three principal strategies behind our mission are to:

•	restore and grow our rental DVD business, both in-store and by-mail;

•	facilitate in-store transition from rental to retail; and

•	position our company for an eventual transformation from DVD to digital.

To this end, we took a series of actions during the second half of 2007 designed to improve short-term profitability and position Blockbuster to achieve our strategic objectives going forward:

•	Appointing a new leadership team—During the second half of 2007, we have built a new leadership team, including the appointment of a new Chief Financial Officer and General Counsel.

•

Striking an appropriate balance between the growth of our by-mail subscription service and enhanced profitability—These changes included modifications to the BLOCKBUSTER Total Access™ program which targeted our highest cost by-mail subscribers. As a result of the pricing modifications, a significant number of our highest cost by-mail subscribers left the service or migrated to a higher priced subscription plan. We also reduced our advertising spend for BLOCKBUSTER Total Access and minimized promotion of the program in our stores. Through these actions we were able to significantly reduce the number of unprofitable BLOCKBUSTER Total Access subscribers, many of whom returned to shopping in our stores, thereby improving profitability across the remaining subscriber base.

•

Implementing cost controls— We completed a preliminary review of our cost structure and have implemented a plan to reduce annualized overhead costs by approximately $100 million through the elimination of staffing and operational redundancies in our in-store and online corporate support structure and through operational improvements. Further, management continues to evaluate a number of other methods to reduce costs, including outsourcing various corporate functions.

•

Leveraging and growing our leadership position in the movie and game rental business—These changes include maximizing product availability of new releases, simplifying pricing terms, improving customer service, obtaining exclusive content and innovatively merchandising our product offerings. Additionally, we are currently testing a number of new store prototypes ranging from a refreshed and modernized look and feel of a typical Blockbuster store to stores that emphasize gaming, an interactive children’s area and video-enabled electronic devices.

•	Developing new retail opportunities— We are leveraging our leadership position in the rental market to increase sales of movies, games and other complementary entertainment-related products.

Key Financial Points for 2007

•	Estimated impact of the 53rd week in fiscal 2007:

•	Revenues increased by $102 million.

•	Gross profit increased by $52 million.

•	Operating income increased by $7 million.

•	Sales and closures of stores. Targeting our poorest performing company-operated locations, we had net closures of 257 stores. Additionally, we had net sales of 221 stores.

•	Domestic shift from in-store to by-mail rentals:

•	Subscription rental revenues—increased $278 million, due mainly to our continued aggressive marketing of the by-mail services in the first half of 2007.

•	Cost of rental revenues—incurred an estimated $140 million for the cost of in-store exchanges under the BLOCKBUSTER Total Access program.

•	Gain on sale of Gamestation. During the second quarter of 2007, we completed the divestiture of Gamestation for $147.7 million and recorded an $81.5 million gain on the sale.

Outlook

We have made significant progress in 2007, both strategically and financially, and believe we are on our way to transforming Blockbuster into a company that is able to generate total revenue growth, effectively redeploy resources and balance investment in a manner that delivers favorable returns. For 2008, we are committed to executing our strategy and improving profitability primarily through improving the profitability of our by-mail channel, ensuring the realization of our cost savings measures and developing new retail and rental opportunities. We will also continue to explore the divestiture of our non-core assets, including selling and/or franchising some of our international operations. Additionally, we believe that closures of Movie Gallery stores, the expansion and growth of Blu-Ray players and content, and a weakened economy in the U.S. could have a favorable impact on our 2008 results.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Statement of Operations Data:
Revenues	$5,542.4	$5,522.2	$5,721.8
Cost of sales	2,677.8	2,479.7	2,561.0

Gross profit	2,864.6	3,042.5	3,160.8
Operating expenses(1)	2,825.5	2,968.9	3,543.7

Operating income (loss)	39.1	73.6	(382.9)
Interest expense	(88.7)	(101.6)	(98.7)
Interest income	6.5	9.9	4.1
Other items, net	(1.5)	5.4	(4.2)

Income (loss) before income taxes	(44.6)	(12.7)	(481.7)
Benefit (provision) for income taxes(2)	(29.6)	76.4	(62.4)

Income (loss) before discontinued operations	(74.2)	63.7	(544.1)
Income (loss) from discontinued operations, net of tax(3)	0.4	(13.2)	(39.8)

Net Income (loss)	$(73.8)	$50.5	$(583.9)

Cash Flow Data:
Cash flows provided by (used for) operating activities	$(56.2)	$329.4	$(70.5)
Cash flows provided by (used for) investing activities	$76.7	$(41.0)	$(114.2)
Cash flows provided by (used for) financing activities	$(241.0)	$(183.2)	$138.3

Other Data:
Depreciation and intangible amortization	$185.7	$210.9	$224.3
Impairment of goodwill and other long-lived assets	$2.2	$5.1	$341.9

Margins:
Rental margin(4)	60.7%	65.2%	66.4%
Merchandise margin(5)	23.3%	24.9%	21.8%
Gross margin(6)	51.7%	55.1%	55.2%

Worldwide Store Data:
Same-store revenues increase (decrease)(7)	3.4%	(2.1)%	(4.8)%
Company-operated stores at end of year	6,073	6,551	7,158
Franchised and joint venture stores at end of year	1,757	1,809	1,884
Total stores at end of year	7,830	8,360	9,042

	Total Number	Avg Selling Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at January 6, 2008:
Domestic
Stores	4,005	5.6	22,158
Distribution centers	40	N/A	1,133
Corporate / regional offices	12	N/A	420
International
Stores	2,068	3.0	6,158
Distribution centers	8	N/A	249
Corporate / regional offices	8	N/A	127

(1)	Operating expenses include (a) non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144 totaling approximately $2.2 million, $5.1 million and $341.9 million for fiscal years 2007, 2006 and 2005, respectively, and (b) a gain on sale of Gamestation of $81.5 million for fiscal 2007.
(2)	The benefit for income taxes in 2006 mainly relates to a benefit recorded in the first and second quarters of 2006 from the resolution of multi-year income tax audits. The provision for income taxes in 2005 includes a valuation allowance recorded on our deferred tax assets in various jurisdictions. See Note 9 to our consolidated financial statements.
(3)

During 2006, Blockbuster completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO. in addition to closing all of its store locations in Spain. During January 2007, Blockbuster also completed the sale of RHINO VIDEO GAMES. In accordance with SFAS No. 144, these operations have been classified as discontinued operations.

(4)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(5)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(6)	Gross profit as a percentage of total revenues.
(7)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the online pass, revenues generated from our online rental service have been and will continue to be included in total same-store rental revenues.

Segments

Beginning in the fourth quarter of fiscal 2007, we operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through Movielink. As of January 6, 2008, we had 4,855 stores operating under the BLOCKBUSTER brand in the United States and its territories. Of these stores, 850 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of January 6, 2008, we had 2,975 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 21 markets outside of the United States. Of these stores, 907 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. During 2007, we sold our freestanding game locations which operated under the brand name GAMESTATION® and we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. Additionally, during 2006 and 2007, we sold our Taiwanese and Australian subsidiaries, respectively, each coupled with a master franchise license. The results of Gamestation, Taiwan and Australia have been included in continuing operations through the period in which they were sold.

The following table is a summary of operating income (loss) by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Fiscal Year Ended January 6, 2008
Revenues	$3,607.9	$1,934.5	$—	$5,542.4
Cost of sales	1,638.9	1,038.9	—	2,677.8

Gross profit	1,969.0	895.6	—	2,864.6
Operating expenses	1,907.9	734.7	182.9	2,825.5

Operating income (loss)	$61.1	$160.9	$(182.9)	$39.1

Fiscal Year Ended December 31, 2006 (as restated)
Revenues	$3,617.2	$1,905.0	$—	$5,522.2
Cost of sales	1,452.5	1,027.2	—	2,479.7

Gross profit	2,164.7	877.8	—	3,042.5
Operating expenses	1,930.9	833.9	204.1	2,968.9

Operating income (loss)	$233.8	$43.9	$(204.1)	$73.6

Fiscal Year Ended December 31, 2005 (as restated)
Revenues	$3,860.6	$1,861.2	$—	$5,721.8
Cost of sales	1,596.5	964.5	—	2,561.0

Gross profit	2,264.1	896.7	—	3,160.8
Operating expenses	2,129.4	1,175.5	238.8	3,543.7

Operating income (loss)	$134.7	$(278.8)	$(238.8)	$(382.9)

Comparison of Fiscal 2007 to 2006

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 6, 2008		Fiscal Year Ended December 31, 2006		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)
Revenues:
Rental revenues
Base movie rental	$1,862.9	51.7%	$2,111.5	58.3%	$(248.6)	(11.8)%
Base game rental	220.6	6.1%	246.4	6.8%	(25.8)	(10.5)%
Subscription rental	526.4	14.6%	248.3	6.9%	278.1	112.0%
Previously rented product (“PRP”)	527.3	14.6%	494.8	13.7%	32.5	6.6%

Total rental revenues	3,137.2	87.0%	3,101.0	85.7%	36.2	1.2%

Merchandise sales
Movie sales	221.2	6.1%	234.7	6.5%	(13.5)	(5.8)%
Game sales	47.4	1.3%	77.5	2.1%	(30.1)	(38.8)%
General merchandise sales	177.9	4.9%	161.6	4.5%	16.3	10.1%

Total merchandise sales	446.5	12.3%	473.8	13.1%	(27.3)	(5.8)%

Royalties and other	24.2	0.7%	42.4	1.2%	(18.2)	(42.9)%

Total revenues	3,607.9	100.0%	3,617.2	100.0%	(9.3)	(0.3)%

Cost of sales:
Cost of rental revenues	1,314.3	36.4%	1,111.5	30.7%	202.8	18.2%
Cost of merchandise sold	324.6	9.0%	341.0	9.5%	(16.4)	(4.8)%

	1,638.9	45.4%	1,452.5	40.2%	186.4	12.8%

Gross profit	1,969.0	54.6%	2,164.7	59.8%	(195.7)	(9.0)%

Operating expenses:
General and administrative Stores	1,547.8	42.9%	1,557.7	43.0%	(9.9)	(0.6)%
Corporate and field	85.0	2.4%	117.7	3.3%	(32.7)	(27.8)%

Total general and administrative	1,632.8	45.3%	1,675.4	46.3%	(42.6)	(2.5)%

Advertising	150.5	4.2%	118.7	3.3%	31.8	26.8%
Depreciation and intangible amortization	122.4	3.3%	136.8	3.8%	(14.4)	(10.5)%
Impairment of goodwill and other long-lived assets	2.2	0.1%	—	—	2.2	—

	1,907.9	52.9%	1,930.9	53.4%	(23.0)	(1.2)%

Operating income (loss)	$61.1	1.7%	$233.8	6.4%	$(172.7)	(73.9)%

Fiscal Year Ended January 6, 2008
Same-store revenues increase/(decrease)
Total
Rental revenues	2.6%
Merchandise revenues	(3.7)%
Total revenues	1.7%

Store only
Rental revenues	(7.2)%
Merchandise revenues	(3.7)%
Total revenues	(6.9)%

Rental revenues

•	We focused on driving BLOCKBUSTER Total Access subscriber growth early in fiscal 2007, which significantly increased subscription revenues.

•

Base movie rental revenues decreased due to the transition of in-store only customers to BLOCKBUSTER Total Access customers who transact both online and in-store. Additionally, the in-store movie rental industry remained under pressure during 2007. Although we expect the in-store movie rental industry to remain under pressure in 2008, we believe that our initiatives to maximize product availability of new releases, simplify pricing terms, improve customer service, obtain exclusive content and innovatively merchandise our product offerings will help at least partially offset these negative trends.

•

Base game rentals decreased as the rentals of older game platforms declined more than the growth of rentals in the next-generation game platforms. We expect this trend to improve in 2008 as we focus on increasing the quantity of next-generation game rental inventory in our stores.

•	PRP revenues increased due primarily to an increase of 8.5% in same-store sales for movie PRP.

Merchandise sales

•

Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased due primarily to a reduction in our retail game inventory which led to a 37.2% decrease in same-store game sales for 2007.

•	The increase in general merchandise sales was driven by an increase in both confection and licensed merchandise sales.

Royalties and other revenues

•	Royalties and fees received from our franchisees decreased $10.4 million due to:

•	a reduction in royalty rates charged to franchisees during 2007 and

•	a decrease in total revenues generated by our franchisees.

•	In-store advertising sales decreased $8.7 million.

Cost of sales and Gross profit

•

Rental gross margin decreased from 64.2% in 2006 to 58.1% in 2007 primarily due to an increase in cost of sales associated with the purchase of additional movie rental product to support BLOCKBUSTER Total Access.

•	Merchandise gross margin of 27.3% for 2007 remained relatively flat from 2006.

Operating expenses

•	Stores general and administrative expense, which includes expenses incurred both in-store and online:

•	decreased due to the closure of company-owned stores;

•	increased due to the impact of the 53rd week;

•	increased due to $9.6 million lower gains recognized during 2007 from sales of store operations and property and equipment; and

•	increased due to the increase in costs associated with the growth of BLOCKBUSTER Total Access.

•	Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations, decreased due primarily to:

•	lower bonus expense in 2007 and

•	our continued cost reduction efforts in 2007.

•

Advertising expense, which includes online subscriber acquisition costs, increased primarily due to the increase in our advertising spend during the first quarter of 2007 to support BLOCKBUSTER Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated in 2007 as well as decreased store count.

International Segment. The following table is a summary of international results of operations.

	Fiscal Year Ended January 6, 2008		Fiscal Year Ended December 31, 2006		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)
Revenues:
Rental revenues
Base movie rental	$756.9	39.1%	$745.1	39.1%	$11.8	1.6%
Base game rental	59.4	3.1%	61.8	3.2%	(2.4)	(3.9)%
Previously rented product (“PRP”)	129.0	6.7%	121.2	6.4%	7.8	6.4%

Total rental revenues	945.3	48.9%	928.1	48.7%	17.2	1.9%

Merchandise sales
Movie sales	222.9	11.5%	205.9	10.8%	17.0	8.3%
Game sales	549.1	28.4%	587.9	30.9%	(38.8)	(6.6)%
General merchandise sales	181.6	9.4%	164.3	8.6%	17.3	10.5%

Total merchandise sales	953.6	49.3%	958.1	50.3%	(4.5)	(0.5)%

Royalties and other	35.6	1.8%	18.8	1.0%	16.8	89.4%

Total revenues	1,934.5	100.0%	1,905.0	100.0%	29.5	1.5%

Cost of sales:
Cost of rental revenues	289.7	15.0%	292.4	15.3%	(2.7)	(0.9)%
Cost of merchandise sold	749.2	38.7%	734.8	38.6%	14.4	2.0%

	1,038.9	53.7%	1,027.2	53.9%	11.7	1.1%

Gross profit	895.6	46.3%	877.8	46.1%	17.8	2.0%

Operating expenses:
General and administrative Stores	616.1	31.9%	610.8	32.1%	5.3	0.9%
Corporate and field	108.7	5.6%	122.0	6.4%	(13.3)	(10.9)%

Total general and administrative	724.8	37.5%	732.8	38.5%	(8.0)	(1.1)%

Advertising	43.5	2.2%	35.6	1.9%	7.9	22.2%
Depreciation and intangible amortization	47.9	2.5%	60.4	3.1%	(12.5)	(20.7)%
Gain on sale of Gamestation	(81.5)	(4.2)%	—	—	(81.5)	—
Impairment of goodwill and other long-lived assets	—	—	5.1	0.3%	(5.1)	(100.0)%

	734.7	38.0%	833.9	43.8%	(99.2)	(11.9)%

Operating income (loss)	$160.9	8.3%	$43.9	2.3%	$117.0	266.5%

Fiscal Year Ended January 6, 2008
Same-store revenues increase/(decrease)(1)
Rental revenues	(2.8)%
Merchandise revenues	23.3%
Total revenues	7.5%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues

•	Favorable foreign currency exchange impact of $60.4 million.

•	Same-store base game rental revenues decreased 11.0% driven primarily by our U.K. operations as they shifted their focus to selling new games.

Merchandise sales

•	Favorable foreign currency exchange impact of $73.9 million.

•	Game sales, including sales of new and traded game software, hardware consoles and accessories:

•	decreased due to the sale of Gamestation in second quarter of 2007;

•

increased due to an increase of 65.9% in same-store game sales driven by continued demand for new and traded games in various markets, resulting mainly from the introduction of next-generation game platforms during the first quarter of 2007; and

•	increased due to favorable foreign currency exchange.

•	General merchandise sales, which include sales of confections, other movie and game-related products and product sales to franchisees increased primarily due to favorable foreign currency exchange.

Royalties and other revenues

•

We received $20 million of termination fees in the first quarter of 2007 in connection with the termination of our franchise agreement with our franchisee in Brazil and $5 million in connection with a subsequent license agreement in Brazil during the second quarter of 2007.

Cost of sales and Gross Profit

•	Unfavorable foreign currency exchange impact of $76.5 million.

•

Merchandise gross margin decreased from 23.3% in 2006 to 21.4% in 2007. The decrease in merchandise gross margin and increase in cost of merchandise sold is due primarily to the mix of our DVD and games sales shifting from higher margin used products to the lower margin new products.

•	Rental gross margin of 69.3% for 2007 remained relatively flat from 2006.

Operating expenses

•	Unfavorable foreign currency exchange impact of $52.1 million.

•

General and administrative expenses remained relatively flat because the costs savings associated with the sale of Gamestation and the closure of company-stores was offset by unfavorable foreign currency exchange and the impact of the 53rd week.

•	Advertising expense increased due to:

•	several markets increasing their advertising spend to promote sales of merchandise inventory, and

•	unfavorable foreign currency exchange.

•	Depreciation and intangible amortization expense decreased due to the sale of Gamestation and the closure of company-owned stores.

•

In 2007, we recorded $81.5 million gain on the sale of Gamestation and $6.3 million gain on the sale of operations in Australia, which is recorded as a reduction to “General and administrative” expenses.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/ (Decrease)
	January 6, 2008	December 31, 2006	Dollar	Percent
		(As restated)
General and administrative	$167.5	$190.4	$(22.9)	(12.0)%
Depreciation and intangible amortization	15.4	13.7	1.7	12.4%

Operating expenses	$182.9	$204.1	$(21.2)	(10.4)%

•	General and administrative expenses decreased primarily due to:

•	lower bonus expense in 2007;

•	lower stock-based compensation expense in 2007; and

•	continued cost-savings efforts.

Additional Consolidated Results.

•	Interest expense decreased primarily due to lower average outstanding debt balances during 2007 than 2006.

•	Interest income decreased due to lower average cash balances.

•

Benefit (provision) for income taxes for 2006 included a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations.”

•	Income (loss) from discontinued operations for 2007 primarily contains the results of operations for RHINO. The 2006 amounts contain the results of operations for Spain, MTC, MBI, and RHINO.

Comparison of 2006 to 2005

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended December 31, 2006		Fiscal Year Ended December 31, 2005		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)		(As restated)
Revenues:
Rental revenues
Base movie rental	$2,111.5	58.3%	$2,256.8	58.5%	$(145.3)	(6.4)%
Base game rental	246.4	6.8%	305.0	7.9%	(58.6)	(19.2)%
Subscription rental	248.3	6.9%	143.0	3.7%	105.3	73.6%
Previously rented product (“PRP”)	494.8	13.7%	461.1	11.9%	33.7	7.3%

Total rental revenues	3,101.0	85.7%	3,165.9	82.0%	(64.9)	(2.0)%

Merchandise sales
Movie sales	234.7	6.5%	329.0	8.5%	(94.3)	(28.7)%
Game sales	77.5	2.1%	144.7	3.8%	(67.2)	(46.4)%
General merchandise sales	161.6	4.5%	166.4	4.3%	(4.8)	(2.9)%

Total merchandise sales	473.8	13.1%	640.1	16.6%	(166.3)	(26.0)%

Royalties and other	42.4	1.2%	54.6	1.4%	(12.2)	(22.3)%

Total revenues	3,617.2	100.0%	3,860.6	100.0%	(243.4)	(6.3)%

Cost of sales:
Cost of rental revenues	1,111.5	30.7%	1,083.9	28.1%	27.6	2.5%
Cost of merchandise sold	341.0	9.5%	512.6	13.3%	(171.6)	(33.5)%

	1,452.5	40.2%	1,596.5	41.4%	(144.0)	(9.0)%

Gross profit	2,164.7	59.8%	2,264.1	58.6%	(99.4)	(4.4)%

Operating expenses:
General and administrative Stores	1,557.7	43.0%	1,629.8	42.2%	(72.1)	(4.4)%
Corporate and field	117.7	3.3%	143.3	3.7%	(25.6)	(17.9)%

Total general and administrative	1,675.4	46.3%	1,773.1	45.9%	(97.7)	(5.5)%

Advertising	118.7	3.3%	204.6	5.3%	(85.9)	(42.0)%
Depreciation and intangible amortization	136.8	3.8%	150.8	3.9%	(14.0)	(9.3)%
Impairment of goodwill and other long-lived assets	—	—	0.9	0.0%	(0.9)	(100.0)%

	1,930.9	53.4%	2,129.4	55.1%	(198.5)	(9.3)%

Operating income (loss)	$233.8	6.4%	$134.7	3.5%	$99.1	73.6%

Fiscal Year Ended December 31, 2006
Same-store revenues increase/(decrease)
Store and online
Rental revenues	1.1%
Merchandise revenues	(24.2)%
Total revenues	(3.3)%
Store only
Rental revenues	(2.7)%
Merchandise revenues	(24.2)%
Total revenues	(6.6)%

Rental revenues

•	We focused on driving BLOCKBUSTER Total Access subscriber growth in 2006, which significantly increased subscription revenues.

•

Base movie rental revenues decreased due to the transition of in-store only customers to BLOCKBUSTER Total Access customers who transact both online and in-store. Additionally, the in-store movie rental industry remained under pressure during 2006.

•

Base game rental revenues decreased primarily due to the closure of company-owned stores and the decline in same-store base game rental revenues. The decline in same-store base game rental revenues resulted from:

•	release of fewer quality game titles during 2006;

•	decrease in our marketing of game concepts;

•	tendency of early adopters to buy versus rent; and

•	low penetration of next-generation game platforms which were released during late 2005 and 2006.

•	PRP revenues increased due primarily to increased promotional activity around our PRP offerings.

Merchandise sales

•	Reduction in movie sales resulted from:

•	closure of company-owned stores;

•	reduction of lower margin merchandise inventory in an effort to shift our resources towards higher margin products; and

•	continued competition from retail mass merchant sales of low-priced DVDs.

•	The decline in game sales resulted from:

•	closure of company-owned stores;

•	reduction of lower margin merchandise inventory in an effort to shift our resources towards higher margin products;

•	decrease in marketing activities surrounding our game concepts; and

•	release of fewer quality game titles during 2006.

Royalties and other revenues

•	Decreased due mainly to lower advertising sales since 2005.

Cost of sales and Gross profit

•	Rental gross margin of 64.2% for 2006 decreased from 65.8% for 2005 due to increased purchases of movie rental product to support BLOCKBUSTER Total Access.

•	Merchandise gross margin increased from 19.9% to 28.0% primarily due to:

•	a reduction in our promotional pricing activity around our new movies and games, and

•	a shift in revenues from lower margin new movie and game sales towards higher margin retail offerings, including traded games and general merchandise sales.

Operating expenses

•	Stores general and administrative expenses, which includes expenses incurred both in-store and online:

•	decreased due to closure of company-owned stores;

•	decreased due to our cost reduction efforts which focused on the optimization of store labor hours;

•	decreased due to increased gains recorded during 2006 from sales of store operations and property and equipment; and

•	increased due to an increase in lease termination costs incurred in connection with our store closures in 2006.

•	Corporate and field general and administrative expenses, which includes expenses incurred at the field and regional level for store operations:

•	decreased due to our cost-savings measures and a reduction in the number of employees; and

•	increased due to higher bonus expense in 2006 due to improved profitability year-over-year.

•	Advertising expense, which includes online subscriber acquisition costs, decreased due to:

•	advertising costs incurred for the national launch of our “no late fees” and LIFE AFTER LATE FEES® campaigns during 2005; and

•	decreased advertising of in-store promotions.

•	Depreciation and intangible amortization:

•	decreased primarily due to reduced capital expenditures and the closure of company-owned stores during 2006, and

•	slightly increased due to depreciation acceleration for future store closures.

International Segment. The following table is a summary of international results of operations detailing revenue by product category.

	Fiscal Year Ended December 31, 2006		Fiscal Year Ended December 31, 2005		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)		(As restated)
Revenues:
Rental revenues
Base movie rental	$745.1	39.1%	$794.2	42.7%	$(49.1)	(6.2)%
Base game rental	61.8	3.2%	71.2	3.8%	(9.4)	(13.2)%
Previously rented product (“PRP”)	121.2	6.4%	129.4	7.0%	(8.2)	(6.3)%

Total rental revenues	928.1	48.7%	994.8	53.5%	(66.7)	(6.7)%

Merchandise sales
Movie sales	205.9	10.8%	209.3	11.2%	(3.4)	(1.6)%
Game sales	587.9	30.9%	475.1	25.6%	112.8	23.7%
General merchandise sales	164.3	8.6%	164.4	8.8%	(0.1)	(0.1)%

Total merchandise sales	958.1	50.3%	848.8	45.6%	109.3	12.9%

Royalties and other	18.8	1.0%	17.6	0.9%	1.2	6.8%

Total revenues	1,905.0	100.0%	1,861.2	100.0%	43.8	2.4%

Cost of sales:
Cost of rental revenues	292.4	15.3%	312.7	16.8%	(20.3)	(6.5)%
Cost of merchandise sold	734.8	38.6%	651.8	35.0%	83.0	12.7%

	1,027.2	53.9%	964.5	51.8%	62.7	6.5%

Gross profit	877.8	46.1%	896.7	48.2%	(18.9)	(2.1)%

Operating expenses:
General and administrative Stores	610.8	32.1%	611.8	32.9%	(1.0)	(0.2)%
Corporate and field	122.0	6.4%	114.9	6.2%	7.1	6.2%

Total general and administrative	732.8	38.5%	726.7	39.1%	6.1	0.8%

Advertising	35.6	1.9%	46.2	2.5%	(10.6)	(22.9)%
Depreciation and intangible amortization	60.4	3.1%	61.6	3.3%	(1.2)	(1.9)%
Impairment of goodwill and other long-lived assets	5.1	0.3%	341.0	18.3%	(335.9)	(98.5)%

	833.9	43.8%	1,175.5	63.2%	(341.6)	(29.1)%

Operating income (loss)	$43.9	2.3%	$(278.8)	(15.0)%	$322.7	(115.7)%

Fiscal Year Ended December 31, 2006
Same-store revenues increase/(decrease)(1)
Rental revenues	(7.4)%
Merchandise revenues	9.7%
Total revenues	0.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues

•	Favorable foreign currency exchange impact of $21.8 million.

•	Base movie rental revenues decreased due to continued significant negative industry trends in selected markets and a growing rate of piracy.

•	Base game rental revenues declined due to:

•	release of fewer quality game titles during 2006;

•	the tendency of early adopters to buy versus rent; and

•	the low penetration of next-generation game platforms which were released during late 2005 and 2006.

Merchandise sales

•	Favorable foreign currency impact of $21.6 million.

•

Same-store game sales, including sales of new and traded game software, hardware consoles and accessories, increased 19.3% due to continued strong results from our freestanding Gamestation stores and from the demand for new and traded games internationally.

Cost of sales and Gross profit

•	Gross margins remained relatively flat between 2007 and 2006 for rental revenues and merchandise sales.

Operating expenses

•	Advertising expense decreased primarily due to decreased advertising in the United Kingdom.

•	We recognized $332.0 million of goodwill impairment charges on our international segment in 2005.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/(Decrease)
	December 31, 2006	December 31, 2005	Dollar	Percent
	(As restated)	(As restated)
General and administrative	$190.4	$225.0	$(34.6)	(15.4)%
Advertising	—	1.9	(1.9)	(100.0)%
Depreciation and intangible amortization	13.7	11.9	1.8	15.1%

Operating expenses	$204.1	$238.8	$(34.7)	(14.5)%

•	General and administrative expenses decreased due primarily to:

•	lower stock-based compensation expense in 2006, and

•	professional fees recognized for the Hollywood Entertainment Corporation acquisition costs during 2005.

Additional Consolidated Results

•	Interest expense increased due to higher rates on our variable rate debt.

•	Interest income increased due to:

•	higher cash balances during 2006, and

•	$2.7 million additional income resulting from the favorable resolution of multi-year income tax audits.

•	Benefit (provision) for income taxes:

•

In 2006, we recognized a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit (provision) for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations”.

•	In 2005, we recognized a provision of $62.4 million primarily as a result of a valuation allowance recorded on our deferred tax assets.

•	Income (loss) from discontinued operations:

•	In 2006, we recognized a $14.0 million tax benefit in connection with the resolution of multi-year income tax audits.

•	In 2005, we recognized impairment charges to write down the value of certain goodwill and long-lived assets.

•	In 2005, we also recognized a tax provision as a result of a valuation allowance recorded on our deferred tax assets.

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

As discussed in Note 8 to the consolidated financial statements, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We expect to be in compliance with these covenants over the next twelve months. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our creditors to impose unfavorable terms. See further discussion of these risks under “Item 1A. Risk Factors.” Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 10 to the consolidated financial statements for further discussion of these items.

In 2007 we reduced our debt associated with our credit facilities by $214.1 million. The debt payments were comprised of $20.4 million of scheduled payments under the terms of our credit agreement, an excess cash flow payment of $45.4 million as required by our credit agreement and $148.3 million of prepayments primarily related to the sale of assets. We believe the changes we have implemented in our business will continue to provide us with improved financial flexibility.

Contractual Obligations

As described more fully in Notes 8 and 10 to the consolidated financial statements, at January 6, 2008, our contractual obligations, were as follows:

Contractual Obligations(1)	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$542.6	$754.1	$357.7	$408.5	$2,062.9
Capital lease obligations(2)	13.4	20.6	12.3	14.5	60.8
Purchase obligations(3)	225.4	46.3	28.5	15.8	316.0
Revenue-sharing obligations(4)	114.6	—	—	—	114.6
Long-term debt	44.7	220.4	445.2	—	710.3
Interest expense on long-term debt(5)	64.3	111.1	53.2	—	228.6
Preferred stock dividends(6)	11.3	22.5	22.5	—	56.3

	$1,016.3	$1,175.0	$919.4	$438.8	$3,549.5

(1)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at January 6, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the Consolidated Financial Statements for a discussion on income taxes.

(2)	Includes both principal and interest.

(3)	Purchase obligations include agreements to purchase goods or services as of January 6, 2008 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-sharing obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 6 to the consolidated financial statements.

(4)	As of January 6, 2008, we were a party to revenue-sharing arrangements with various studios that expire between January 2007 and January 2011. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during fiscal 2007. For information on revenue-sharing accruals for fiscal 2007 and 2006, see Note 6 to the consolidated financial statements.

(5)	As of January 6, 2008, $410.3 million of our long-term debt outstanding under our senior secured credit facility was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted-average interest rate of 9.1% based on the LIBOR rate in effect at January 6, 2008.

(6)	Our shares of preferred stock do not mature; therefore, amounts are provided for the next five years only.

Capital Structure

On August 20, 2004, we entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”), consisting of (i) a five-year $500.0 million revolving credit facility, of which $150.0 million is reserved for issuance of the Viacom Letters of Credit, described in Note 8 to the consolidated financial statements; (ii) a five-year $100.0 million term loan A facility; and (iii) a seven-year $550.0 million term loan B facility, and we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These borrowings are described in Note 8 to the consolidated financial statements. Proceeds from the Credit Facilities and the Senior Subordinated Notes were used (i) to fund the payment of the special distribution in August 2004; (ii) to finance transaction costs and expenses in connection with our divestiture from Viacom and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes.

During 2005, we and the syndicate of lenders for the Credit Facilities amended the credit agreement in certain respects. As part of the amendments, our obligations with respect to maintaining a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio were amended. The amendment entered into on August 8, 2005 provided for a waiver of the then current second and third quarter 2005 leverage ratio covenant and the then current third quarter 2005 fixed charge coverage covenant. Without the benefit of the lender’s waiver of the leverage ratio covenant during the second and third quarters of 2005 that was contained in such amendment, we would have been in default of such covenant. In connection with such amendment, the applicable interest rate margin for borrowings under the Credit Facilities increased 50 basis points through the end of the waiver period. We paid a standard amendment fee in connection with the 2005 amendments.

In conjunction with our $150.0 million Series A convertible preferred stock offering, on November 4, 2005, we entered into another amendment to the credit agreement (the “third amendment”) with our lenders to modify the financial covenants and make other modifications. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the prior amendment ceased to be in effect and certain changes to the credit agreement became effective and, to the extent previously contained in the waiver period provisions of the prior amendment, permanent.

On April 18, 2007, we entered into an amendment to our amended and restated credit agreement which provided for additional sales, transfers or other dispositions of assets with a cumulative aggregate fair market value of up to $150 million, and required us to make prepayments on the Credit Facilities in an amount equal to 100% of the net proceeds received from such additional sales, transfers or other dispositions of assets.

On July 2, 2007, we entered into an additional amendment (the “Second Amendment”) to our amended and restated credit agreement which became effective on July 13, 2007 and which:

•

accelerated reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008, which effectively reduced the total amount of the revolving commitments from $500 million to $450 million;

•	modified the applicable interest rate margins;

•	amended the definition of Consolidated EBITDA;

•	amended the asset sale baskets and the related mandatory prepayment requirements;

•	provided for a premium of 1.0% in the event of certain refinancings through April 6, 2008;

•	deferred the applicability of the Fixed Charge Coverage Ratio and Leverage Ratio requirements from fiscal 2008 to fiscal 2009;

•

provided for a one-time fee payable by the Company to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

•

amended the Consolidated EBITDA requirements such that we may not permit Consolidated EBITDA for any period of four consecutive fiscal quarters to be less than (a) $140 million for the periods ending July 1, 2007 and September 30, 2007, (b) $165 million for the period ending January 6, 2008, (c) $180 million for the period ending April 6, 2008, (d) $200 million for the period ending July 6, 2008, (e) $225 million for the period ending October 5, 2008, and (f) $250 million for the period ending January 4, 2009; and

•	waived any default resulting from our failure to comply with the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007.

The Credit Facilities currently require compliance with a minimum EBITDA covenant through January 4, 2009, a maximum capital expenditure covenant for the remaining term of the credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2009 through 2011. Additionally, the Credit Facilities and Senior Subordinated Notes contain certain restrictive covenants, which, among other things, limit, during the terms of the Credit Facilities and the Senior Subordinated Notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect of our common stock.

On November 15, 2005, we completed a private placement of $150 million in Series A convertible preferred stock. The aggregate discounts and commissions to the initial purchasers and fees paid to third parties in conjunction with the preferred stock issuance were $6.0 million. We used the net proceeds from the offering to repay a portion of our borrowings under our revolving credit facility and for general corporate purposes. See Note 5 to the consolidated financial statements for a description of the Series A convertible preferred stock.

During 2006, as a result of our improvement in profitability, we paid down $155 million in debt, including the pay down of the entire outstanding balance under our revolving credit facility which totaled $135 million at December 31, 2005. As of January 6, 2008, our available borrowing capacity under our Credit Facilities, excluding the $150 million reserved for issuance of the Viacom Letters of Credit and $52.7 million reserved to support other letters of credit, totaled $247.3 million.

Beginning with fiscal 2005, we have been required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the credit agreement. Such payments are due at the end of the first quarter of the following year. We did not generate excess cash flow in fiscal 2007 and 2005. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million to the term portions of the Credit Facilities during the first quarter of fiscal 2007. Additionally, we are required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. In 2007 we reduced our debt associated with the Credit Facilities by $214.1 million. The debt payments were comprised of $20.4 million of scheduled payments under the terms of our credit agreement, an excess cash flow payment of $45.4 million as required by our credit agreement and $148.3 million of prepayments primarily related to the sale of assets.

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	January 6, 2008	December 31, 2006
Credit Facilities:
Term A Loan Facility, interest rate ranging from 8.9% to 9.3% at January 6, 2008	$24.0	$20.8
Term B Loan Facility, interest rate ranging from 9.0% to 9.6% at January 6, 2008	20.7	52.6

Total current portion of long-term debt	44.7	73.4
Current portion of capital lease obligations	10.1	11.3

	$54.8	$84.7

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	January 6, 2008	December 31, 2006
Credit Facilities:
Term A Loan Facility, interest rate ranging from 8.9% to 9.3% at January 6, 2008	$18.8	$60.5
Term B Loan Facility, interest rate ranging from 9.0% to 9.6% at January 6, 2008	346.8	490.5
Senior Subordinated Notes, interest rate of 9% at January 6, 2008	300.0	300.0

Total long-term debt, less current portion	665.6	851.0
Capital lease obligations, less current portion	37.4	48.5

	$703.0	$899.5

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $385.6 million to $56.2 million of cash used for operating activities in fiscal year 2007 from $329.4 million of cash provided by operating activities in 2006, primarily because:

•	Our net income as adjusted for non-cash items has decreased;

•	we increased our rental inventory purchases by $52.9 million in order to improve the selection and availability of product in our stores; and

•	we built up our outstanding accounts payable balances by $133.4 million in 2006, but in 2007 we paid down $32.6 million of accounts payable mainly due to the timing of our year end.

Investing Activities. Net cash flows from investing activities increased $117.7 million to $76.7 million of cash provided by investing activities in fiscal year 2007 from $41.0 million used for investing activities in 2006, due mainly to:

•	$147.7 million of net proceeds on the sale of Gamestation in 2007; offset by

•	$12.2 million lower proceeds from sales of property and equipment than in 2006; and

•	payments of $7.4 million to acquire patent rights in 2007.

Financing Activities. Net cash used for financing activities increased $57.8 million to $241.0 million of cash used for financing activities in 2007 from $183.2 million of cash used for financing activities in 2006. This change was primarily due to net repayments of long-term debt under our credit facilities of $214.1 million in 2007 as compared to $155.5 million in 2006.

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

Based upon these estimates and our current customer propositions and offerings, we currently amortize the cost of our in-store and online rental library, which includes movies and games, over periods ranging from six months to twenty-four months to estimated residual values ranging from $0 to $5 per unit, according to the product category.

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

For example, as discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, we re-evaluated our estimates surrounding the useful life and residual value of our rental library due to recent changes in our rental business, including the launch of the BLOCKBUSTER Movie Pass and our online subscription service in 2004 as well as the elimination of extended viewing fees under our “no late fees” program in 2005. Each of these initiatives has changed the delivery method, pricing and cost structure of the rental programs that we offer to our customers as well as the customers’ rental habits. These programs allow customers to keep rental product for longer periods of time and generate increased rental transactions and overall rentals per piece of library product. Beginning in the first quarter of 2005, we changed the estimated useful life of our online new release DVDs from six months to twelve months and the estimated useful life of our online catalog inventory from 12 months to 24 months. In addition, we reduced the residual value of our online catalog inventory from $4 to $0 in the first quarter of 2005. We also changed the estimated useful life of our in-store DVD catalog inventory in the United States from 12 months to 24 months. As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Merchandise Inventory

Our merchandise inventory, which includes new and traded movies and games and other general merchandise, including confections, is stated at the lower of cost or market. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our accrual for inventory shrinkage is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. DVD and video game products are susceptible to shrinkage due to their portability and popularity.

Income Taxes

In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date.

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest and penalties relating to income taxes as components of income tax expense. See Note 9 to our consolidated financial statements.

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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the book value of our reporting units, domestic and international, to their estimated fair values. The estimates of fair value of our reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the testing date is our weighted-average cost of capital. The assumptions included in the discounted cash flow analysis require judgment, and changes to these inputs could materially impact the results of the calculation.

If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

See the discussion of impairment charges for goodwill and other long-lived assets in Note 3 to the consolidated financial statements.

Share-Based Compensation

In 2004, we adopted SFAS 123R, which requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on an accelerated basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected volatility—based on the weekly historical volatility of our stock price, over the expected life of the option.

•	Expected term of the option—based on the vesting terms and the contractual life of the respective option.

•	Risk-free rate—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The fair value of most of our restricted shares is based on the price of a share of our Class A common stock on the date of grant. Our performance-based awards of restricted shares and restricted share units are based on the price of a share of our Class A common stock on the date the award is approved and marked to market at each reporting period if we believe it is probable that the performance criteria will be met. Once the performance criteria are met, these awards will be granted and the fair value will be based on the share price at that date. The fair value of our grants of restricted shares and restricted share units that are subject to hold provisions is discounted for the lack of marketability due to such post-vesting restrictions.

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

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. At January 6, 2008 and December 31, 2006, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $410.3 million as of January 6, 2008, and the weighted-average interest rate for these borrowings was 9.1%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $4.1 million impact on our interest expense annually. In addition, a change in our gross leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $135.4 million and $3.6 million, respectively, for 2007 if foreign exchange rates in 2007 were consistent with 2006.

Our operations outside the United States, mainly in Europe and Canada, constituted 35%, 35%, and 33% of our total revenues in fiscal years 2007, 2006, and 2005, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

None.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at January 6, 2008 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 6, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 6, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the completeness and accuracy of general and administrative expense accruals and the related expense accounts; and (ii) the completeness and accuracy of foreign currency cumulative translation adjustments existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 financial statements.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Dallas, Texas

March 6, 2008

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Revenues:
Base rental revenues	$3,426.2	$3,413.1	$3,570.2
Previously rented product (“PRP”) revenues	656.3	616.0	590.5

Total rental revenues	4,082.5	4,029.1	4,160.7
Merchandise sales	1,400.1	1,431.9	1,488.9
Other revenues	59.8	61.2	72.2

	5,542.4	5,522.2	5,721.8

Cost of sales:
Cost of rental revenues	1,604.0	1,403.9	1,396.6
Cost of merchandise sold	1,073.8	1,075.8	1,164.4

	2,677.8	2,479.7	2,561.0

Gross profit	2,864.6	3,042.5	3,160.8

Operating expenses:
General and administrative	2,525.1	2,598.6	2,724.8
Advertising	194.0	154.3	252.7
Depreciation and intangible amortization	185.7	210.9	224.3
Impairment of goodwill and other long-lived assets	2.2	5.1	341.9
Gain on sale of Gamestation	(81.5)	—	—

	2,825.5	2,968.9	3,543.7

Operating income (loss)	39.1	73.6	(382.9)
Interest expense	(88.7)	(101.6)	(98.7)
Interest income	6.5	9.9	4.1
Other items, net	(1.5)	5.4	(4.2)

Income (loss) from continuing operations before income taxes	(44.6)	(12.7)	(481.7)
Benefit (provision) for income taxes	(29.6)	76.4	(62.4)

Income (loss) from continuing operations	(74.2)	63.7	(544.1)
Income (loss) from discontinued operations, net of tax	0.4	(13.2)	(39.8)

Net income (loss)	(73.8)	50.5	(583.9)
Preferred stock dividends	(11.3)	(11.3)	—

Net income (loss) applicable to common stockholders	$(85.1)	$39.2	$(583.9)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.45)	$0.28	$(2.96)
Discontinued operations	—	(0.07)	(0.22)

Net income (loss)	$(0.45)	$0.21	$(3.18)

Weighted average shares outstanding:
Basic	190.3	187.1	183.9

Diluted	190.3	189.0	183.9

Cash dividends per common share	$—	$—	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	January 6, 2008	December 31, 2006
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$184.6	$394.9
Receivables, less allowances of $8.7 and $6.5 for 2007 and 2006, respectively	113.1	133.8
Merchandise inventories	343.9	343.9
Rental library, net	441.1	453.9
Deferred income taxes	15.9	14.1
Prepaid and other current assets	220.6	221.8

Total current assets	1,319.2	1,562.4
Property and equipment, net	463.0	582.4
Deferred income taxes	144.8	129.3
Intangibles, net	13.7	27.5
Goodwill	772.6	806.0
Other assets	20.3	27.0

	$2,733.6	$3,134.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$472.8	$527.8
Accrued expenses	618.4	670.9
Current portion of long-term debt	44.7	73.4
Current portion of capital lease obligations	10.1	11.3
Deferred income taxes	142.5	122.0

Total current liabilities	1,288.5	1,405.4

Long-term debt, less current portion	665.6	851.0
Capital lease obligations, less current portion	37.4	48.5
Other liabilities	86.4	106.4

	2,077.9	2,411.3

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share: 100.0 shares authorized; 0.15 shares issued and outstanding for 2007 and 2006 with liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized;
121.2 and 117.3 shares issued and outstanding for 2007 and 2006, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500.0 shares authorized;
72.0 shares issued and outstanding for 2007 and 2006	0.7	0.7
Additional paid-in capital	5,375.2	5,371.3
Accumulated deficit	(4,854.6)	(4,781.9)
Accumulated other comprehensive loss	(16.8)	(18.0)

Total stockholders’ equity	655.7	723.3

	$2,733.6	$3,134.6

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (In millions)

	Fiscal Year Ended,
	January 6, 2008		December 31, 2006		December 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
				(As restated)		(As restated)
Series A convertible preferred stock:
Balance, beginning of year	0.15	$150.0	0.15	$150.0	—	$—
Issuance of Series A convertible preferred stock	—	—	—	—	0.15	150.0

Balance, end of year	0.15	$150.0	0.15	$150.0	0.15	$150.0

Class A common stock:
Balance, beginning of year	117.3	$1.2	114.6	$1.1	111.7	$1.1
Issuance of Class A common stock, exercise of stock options and vesting of restricted shares	3.9	—	2.7	0.1	2.9	—

Balance, end of year	121.2	$1.2	117.3	$1.2	114.6	$1.1

Class B common stock:
Balance, beginning of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Balance, end of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Additional paid-in capital:
Balance, beginning of year		$5,371.3		$5,360.9		$5,336.7
Issuance of Class A common stock		0.7		0.3		0.3
Preferred stock issuance costs		—		—		(6.0)
Exercise/vesting and expense of share-based compensation, net of tax benefit		14.5		21.4		37.7
Cash dividends on preferred stock		(11.3)		(11.3)		—
Cash dividends on common stock		—		—		(7.8)

Balance, end of year		$5,375.2		$5,371.3		$5,360.9

Accumulated other comprehensive loss:
Balance, beginning of year		$(18.0)		$(42.7)		$(27.1)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		1.2		24.7		(15.6)

Balance, end of year		$(16.8)		$(18.0)		$(42.7)

Accumulated deficit:
Balance, beginning of year		$(4,781.9)		$(4,832.4)		$(4,248.5)
FIN 48 adjustment (Note 9)		1.1		—		—
Net income (loss)		(73.8)		50.5		(583.9)

Balance, end of year		$(4,854.6)		$(4,781.9)		$(4,832.4)

Total stockholders’ equity		$655.7		$723.3		$637.6

Comprehensive income (loss):
Net income (loss)		$(73.8)		$50.5		$(583.9)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		1.2		24.7		(15.6)

Total comprehensive income (loss)		$(72.6)		$75.2		$(599.5)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(73.8)	$50.5	$(583.9)
Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	185.7	212.9	228.6
Impairment of goodwill and other long-lived assets	2.2	5.1	356.8
Rental library purchases	(709.3)	(656.4)	(855.4)
Rental library amortization	740.5	691.0	869.3
Non-cash share-based compensation expense	14.6	25.5	38.9
Gain on sale of Gamestation	(81.5)	—	—
Deferred income taxes, gain on sales of assets and other	(3.6)	(10.7)	36.2
Change in operating assets and liabilities:
Change in receivable	21.6	(7.0)	34.9
Change in receivable from Viacom	—	—	2.5
Change in merchandise inventories	(50.7)	(23.5)	190.4
Change in prepaid and other assets	3.2	0.1	(25.8)
Change in accounts payable	(32.6)	133.4	(341.8)
Change in accrued expenses and other liabilities	(72.5)	(91.5)	(21.2)

Net cash flow provided by (used for) operating activities	(56.2)	329.4	(70.5)

Cash flows from investing activities:
Capital expenditures	(74.4)	(78.5)	(139.4)
Cash used for acquisitions, net	(12.0)	(1.6)	(2.5)
Proceeds from sales of property and equipment	1.9	22.7	0.5
Proceeds from sales of store operations	21.0	12.4	26.7
Proceeds from sale of Gamestation	147.7	—	—
Proceeds from insurance recoveries	—	4.0	—
Acquisition of intangible assets	(7.4)	—	—
Other investing activities	(0.1)	—	0.5

Net cash flow provided by (used for) investing activities	76.7	(41.0)	(114.2)

Cash flows from financing activities:
Proceeds from credit agreements	115.0	—	255.0
Repayments on credit agreements	(329.1)	(155.5)	(225.1)
Net repayments on other notes and lines of credit	—	—	(0.7)
Net proceeds from the issuance of preferred stock	—	—	144.0
Net proceeds from the exercise of stock options	—	—	0.8
Cash dividends	(11.3)	(11.3)	(7.8)
Debt financing costs	(4.0)	—	(8.1)
Capital lease payments	(11.6)	(16.4)	(19.8)

Net cash flow provided by (used for) financing activities	(241.0)	(183.2)	138.3

Effect of exchange rate changes on cash	10.2	13.5	(7.7)

Net increase (decrease) in cash and cash equivalents	(210.3)	118.7	(54.1)
Cash and cash equivalents at beginning of year	394.9	276.2	330.3

Cash and cash equivalents at end of year	$184.6	$394.9	$276.2

Supplemental cash flow information:
Cash payments for interest	$77.4	$99.5	$89.5
Cash payments (refunds) for income taxes, net	$29.9	$(2.2)	$11.2

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

Blockbuster operates its business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through Movielink, LLC. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of its long-lived assets, including goodwill, share-based compensation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements principally include the accounts of the Company and its wholly-owned subsidiaries. Investments in unconsolidated subsidiaries over which the Company has significant influence but does not have control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method. All significant intercompany transactions have been eliminated.

Fiscal Year

On October 12, 2006, Blockbuster’s Board of Directors approved a change in Blockbuster’s fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in Blockbuster’s fiscal year took effect on January 1, 2007 and, therefore, there was no transition period in connection with this change of fiscal year-end. Fiscal 2007 includes the 53 weeks ended January 6, 2008, while fiscal 2006 and 2005 include the calendar year ended on December 31 of each year.

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

In mid-2004, the Company launched BLOCKBUSTER Online® in the United States and an online subscription service in the United Kingdom. The nature of the Company’s online subscription services such as product shipping times, the management of product shipments to customers and customer demand for new release product, differs from the in-store rental business. As a result of these inherent differences, the Company determined that its online non-base stock (or “new release”) DVDs have longer estimated lives than its in-store new release product. Therefore, beginning in the first quarter of 2005, the Company changed the estimated useful life of its online new release DVDs from six months to twelve months. In addition, due to the changes in customers’ rental behavior discussed above, the Company lengthened the estimated useful life of its catalog inventory from 12 months to 24 months. Furthermore, the Company believes that there is a low likelihood of online catalog inventory being sold at the end of its useful life and, therefore, reduced the residual value of its online catalog inventory from $4 to $0 in the first quarter of 2005. These changes in estimates related to the useful lives and residual values of the Company’s online rental library reduced its cost of rental revenues and net loss for the year ended December 31, 2005 by $3.2 million, or $0.02 per share.

The combination of the launch of the Company’s in-store movie subscription program, the BLOCKBUSTER Movie Pass®, in mid-2004 and the elimination of extended viewing fees under the Company’s “no late fees” program in 2005 has caused in-store customers’ rental behavior to change as discussed above. As a result, beginning in the first quarter of 2005, the Company changed the estimated useful life of its in-store DVD catalog inventory in the United States from 12 months to 24 months. This change in estimate related to the useful life of in-store DVD catalog inventory reduced the Company’s cost of rental revenues and net loss for the year ended December 31, 2005 by $4.4 million, or $0.02 per share.

No changes were made to the amortization period and residual values for in-store new release DVD and video games. Adjustments to the value of previously rented product are recorded primarily for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 15 years

The balances of major classes of assets and accumulated depreciation are as follows:

	January 6, 2008	December 31, 2006
	(As restated)
Land, building and building improvements	$17.3	$17.6
Leasehold improvements	1,138.4	1,165.0
Furniture and fixtures	492.5	496.7
Computer equipment	484.2	465.3
Equipment and other	387.0	375.7
Buildings under capital leases	171.5	174.7

Total	2,690.9	2,695.0
Accumulated depreciation	(2,228.0)	(2,112.6)

Property and equipment, net	$463.0	$582.4

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the estimated useful life of the assets are capitalized. Depreciation expense related to capital leases was $9.9 million, $13.3 million and $17.6 million for fiscal 2007, 2006 and 2005, respectively.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. During 2007, the net proceeds from sales of assets and store operations was $170.6 million. This created total gains of $90.3 million, of which $81.5 million pertained to the sale of Gamestation, $6.7 million is reflected as a reduction of “General and administrative” expenses and $2.1 is reflected in “Income (loss) from discontinued operations, net of tax”. During 2006, the Company completed several asset sales, including land and buildings associated with company-owned properties and the corporate

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

airplane. The net proceeds from these sales were $22.7 million. As a result, the Company recorded a gain on sale of $6.8 million, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006. The Company did not recognize any material gains or losses from such sales in 2005. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance the Company’s website and processes supporting the business. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized $34.6 million, $36.2 million and $33.1 million of expense related to the amortization of capitalized software costs in fiscal years 2007, 2006 and 2005, respectively. Capitalized software costs at January 6, 2008 and December 31, 2006 totaled $25.0 million and $41.9 million, net of accumulated amortization of $207.3 million and $173.9 million, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), the Company records obligations associated with retirements of tangible long-lived assets and the associated estimated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs. As a result, the Company recorded a discounted liability of $7.0 million and $10.3 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, included in other long-term liabilities as of January 6, 2008 and December 31, 2006, respectively. Capitalized retirement costs of $3.2 million and $5.9 million are included in leasehold improvements as part of property and equipment in the Company’s Consolidated Balance Sheets as of January 6, 2008 and December 31, 2006, respectively.

Leases

The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases, and other related guidance. New store leases generally provide for an initial lease term of five to ten years, with extended renewal options. The Company recognizes rent expense in the statement of operations for leases classified as operating leases on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. Additionally, for leases classified as capital leases, the Company records an asset and a related obligation on the balance sheet at the beginning of the lease term.

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

See Note 3 below for a discussion of impairment charges.

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

The Company incurred $15.4 million and $20.3 million in operating expenses related to lease termination costs for store closures in fiscal years 2007 and 2006, respectively. This includes $9.1 million and $11.3 million in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated store locations during fiscal years 2007 and 2006, respectively. Additionally, the Company incurred $7.9 million in operating expenses relating to store closures of discontinued operations during fiscal year 2006, including $5.9 million in charges to establish reserves for or to pay lease termination costs, which are classified

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

as discontinued operations and reflected in “Income (loss) from discontinued operations” in the Consolidated Statements of Operations during 2006. See Note 12 below for a discussion of discontinued operations. As of January 6, 2008, the remaining liability to be paid in the future related to these reserves was $10.8 million.

Fair Value of Financial Instruments

At January 6, 2008 and December 31, 2006, the Company’s carrying value of financial instruments approximated fair value due to the short-term maturities of these instruments or variable rates of interest except for the Company’s $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The estimated fair value of the Senior Subordinated Notes at January 6, 2008 and December 31, 2006, based on quoted market prices, is approximately $249 million and $297 million, respectively, compared with the carrying amount of $300 million. During fiscal 2007 and 2006, no financial instruments were held or issued for trading purposes.

The Company’s receivables do not represent significant concentrations of credit risk at January 6, 2008 or December 31, 2006, due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in fiscal 2007, 2006 and 2005. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games, and restocking fees.

In order to provide customers with rental program options, the Company’s domestic stores offer the store-based BLOCKBUSTER Movie Pass and BLOCKBUSTER Game Pass® rental programs. In addition, the Company launched an online subscription service in the United States and the United Kingdom in 2004. These rental programs allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass), for one price; and items can be returned at any time during the term of the pass. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental then continues for the same term and price as if rented under our standard rental terms and not under the pass. The rental is continued under such terms until the item is either returned or purchased under the terms of the standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, online subscribers receive free in-store rental coupons, which may be used toward movie or game rentals. These coupons are subject to the applicable in-store rental terms.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Blockbuster recognizes rental revenues for the sale of BLOCKBUSTER In-Store Total Access, BLOCKBUSTER Game Pass and the online subscription service over the term of the related pass or service. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of product to and from online customers. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, rental revenues include the full online subscription fee billed to customers, and cost of rental revenues includes expenses incurred for the shipping and handling of product to and from online customers.

Beginning in January 2005, Blockbuster implemented the “no late fees” program, which means Blockbuster no longer charges extended viewing fees (often referred to as “late fees”), on any movie or game rental at substantially all of its company-operated BLOCKBUSTER® stores in the United States and Canada. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product has not been returned by the end of the goodwill period, it is purchased by the customer under the terms of the Company’s standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee.

Prior to the second quarter of 2007, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods in stores where the extended viewing fees have been eliminated was recognized after expiration of a 30-day return period. Beginning in the second quarter of 2007, the Company began recognizing revenues generated from these sales based upon historical customer return history in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Since the implementation of the “no late fees” program, the Company has accumulated sufficient historical data to make a reasonable estimate of sales that will ultimately be returned. As a result, $6.7 million of incremental rental revenues and $3.3 million of incremental cost of rental revenues were recognized in the second quarter of 2007.

Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues are reduced by estimated amounts that the Company does not anticipate collecting based upon historical experience.

In locations that continue to charge late fees, the customer is charged an extended viewing fee for each day the product is kept past the initial due date. When a customer keeps rental product beyond the initial rental period, the rental is generally successively continued at a daily rate, until the product is either returned or purchased under the terms of the membership agreement. The Company recorded rental revenues related to these extended viewing fees of $78.5 million, $76.1 million, and $86.5 million in fiscal years 2007, 2006 and 2005, respectively.

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

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of January 6, 2008 and December 31, 2006, $3.1 million and $10.3 million of prepaid advertising was included in “Prepaid and other current assets” on the Company’s Consolidated Balance Sheets, respectively.

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

Income Taxes

The Company records deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. The Company recognizes the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

See Note 9 below for further information on the Company’s income taxes.

Amended and Restated Employment Agreement with former CEO

As previously disclosed in Blockbuster’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, Blockbuster and its former Chief Executive Officer, John F. Antioco, were in discussions in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to Mr. Antioco. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to Mr. Antioco of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board of Directors would award him no 2006 bonus if Mr. Antioco contested the award. Mr. Antioco maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. Blockbuster had accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies. On March 20, 2007, Blockbuster announced that the Company and Mr. Antioco entered into a settlement agreement and an amended and restated employment agreement that collectively resolved the disagreement and set forth the terms of Mr. Antioco’s continued employment with Blockbuster. Under the amended and restated employment agreement, Mr. Antioco received a 2006 bonus of approximately $3.1 million. As a result, the Company reversed approximately $1.4 million of bonus expense during the first quarter of 2007 which had been accrued at December 31, 2006.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Additionally, the Company recorded $1.4 million in share-based compensation expense relating to the immediate vesting of Mr. Antioco’s previously unvested restricted share units and stock options as further discussed in Note 5 below.

Severance Charges

The Company has incurred severance costs as a result of involuntary employee terminations initiated as part of the Company’s focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. The following table presents the activity in severance liability for fiscal 2007 and 2006:

	Fiscal Year
	2007	2006
Beginning balance	$6.2	$3.7
Expense incurred and accrued	30.8	18.2
Amount paid during year	(21.5)	(15.7)

Ending balance	$15.5	$6.2

The Company has not recorded significant adjustments to the initial amounts accrued for severance.

Hollywood Acquisition Costs

On March 25, 2005, the Company announced that the equity and debt tender offers relating to its potential acquisition of Hollywood Entertainment Corporation (“Hollywood”) had expired in accordance with their terms. The Company’s decision not to continue to pursue the acquisition was reached after a careful review of all of the available facts and circumstances. Among those things that played prominently for the Company were Hollywood’s public filings and the unlikely resolution of the Company’s request for regulatory clearance on an acceptable timetable. The Company spent $12.6 million in 2005 in conjunction with its efforts to purchase Hollywood, which is included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Hurricane Katrina

In August 2005, Hurricane Katrina had a major impact on certain portions of the United States Gulf Coast region and resulted in the temporary closure of 128 Blockbuster stores. Due to the extent of the damage caused by Hurricane Katrina, the Company permanently closed 12 of these stores. Blockbuster maintains insurance coverage for this type of loss, which provides for reimbursement from losses resulting from property damage, loss of product, as well as business interruption coverage. During the third quarter of 2005, the Company recognized expense for its insurance deductible of $1.0 million, which has been included in “General and administrative” in the Company’s Consolidated Statements of Operations. As of December 31, 2005, the Company wrote off the net book value of damaged inventory, property and equipment and store supplies and recorded an insurance receivable for those assets as well as for repair and maintenance expenses incurred in the stores impacted by Hurricane Katrina. During the fourth quarter of 2006, the Company finalized a partial claim totaling $8.0 million with the insurance company and recorded a gain of $4.5 million, net of the insurance deductible and receivable balance, resulting from insurance recoveries. This gain is reflected as a reduction of $3.2 million in “General and administrative” expenses, $1.0 million in “Cost of rental revenues” and $0.3 million

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

in “Cost of merchandise sold” in the Company’s Consolidated Statements of Operations for fiscal year 2006. During the third quarter of 2007, the Company finalized the remaining portion of the insurance claim and recognized a gain of $1.9 million, which is reflected as a $1.6 million reduction of “Cost of rental revenues” and a $0.3 million reduction of “Cost of merchandise sold” in the Company’s Consolidated Statements of Operations for fiscal year 2007. No further claims relating to Hurricane Katrina are outstanding as of January 6, 2008.

Transactions with Franchisees

During 1999, the Company sold 42 stores to a Blockbuster franchisee and financed a note with the franchisee of $18.8 million. During the fourth quarter of 2005, the franchisee ceased making payments on the note and, as a result, the Company placed the note in default and began negotiations to resolve this matter. In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, the Company determined that this loan was impaired during the fourth quarter of 2005 and recorded bad debt expense of $4.5 million based upon the estimated fair value of the Company’s collateral. This amount has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. Upon impairment of the loan in the fourth quarter of 2005, the Company ceased recognizing interest income on the note. During the second quarter of 2006, the Company acquired 40 of these franchisee stores and recorded a loss of $2.3 million based on the difference between the outstanding note balance at that time and the fair value of net assets acquired. This amount has been included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

During 2001, one of the Company’s franchisees paid off a note to the Company related to their purchase of stores from the Company. At the same time, that franchisee financed a note for $7.7 million with a third party, which the Company guaranteed. During the third quarter of 2006, the franchisee defaulted on the note, which had an outstanding balance of $5.4 million and, during the fourth quarter of 2006, the Company was required to perform under its guarantee. The Company’s guarantee is collateralized by selected store assets and a personal guarantee of the franchisee. The Company filed a lawsuit against the franchisee to recover payment or assets to satisfy this liability. As a result, the Company recorded a $4.0 million charge to record this liability during the third quarter of 2006, net of the estimated fair value of the collateralized assets, which is included in “General and administrative” expenses in the Company’s Consolidated Statements of Operations. On July 12, 2007, the Company and the franchisee settled the case. The settlement of the case did not have a material impact on the Company’s financial statements. On August 22, 2007, the case was dismissed with prejudice.

As of January 6, 2008, there are no other material outstanding obligations that the Company has guaranteed for its franchisees.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of Blockbuster’s Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 18.2 million, 6.7 million and 7.3 million shares of Class A common stock were outstanding as of January 6, 2008, December 31, 2006 and December 31, 2005, respectively. Additionally, 2.8 million, 3.5 million and 5.9 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of January 6, 2008, December 31, 2006 and December 31, 2005, respectively. Because their inclusion would be anti-dilutive, all stock options for fiscal years 2007, 2006 and 2005, all restricted shares and restricted share units for fiscal years 2007 and 2005, and all shares of Series A convertible preferred stock for fiscal years 2007, 2006 and 2005 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
Weighted-average shares for basic EPS	190.3	187.1	183.9
Incremental shares for restricted shares and restricted share units	—	1.9	—

Weighted-average shares for diluted EPS	190.3	189.0	183.9

Share-Based Payments

Effective October 1, 2004, Blockbuster adopted SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company utilizes the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

See Note 5 below for further information on share-based compensation.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated other comprehensive income (loss).

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

SAB 108 Adjustment

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

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We originally elected to record the effects of applying SAB 108 using the cumulative effect transition method. However, in connection with the current year restatement of our prior year consolidated financial statements, the adjustments previously included in the cumulative effect of adopting SAB 108 have been included in our restatement adjustments. See Note 2 for further information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect a material impact to its financial position, earnings or cash flows upon adoption.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact our accounting treatment for future business combinations.

Note 2—Restatement

We have restated our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 to correct errors in such consolidated financial statements. The restatement adjustments also include previously identified errors which were not initially corrected in the respective years based on materiality, and adjustments previously included in the cumulative effect of adopting SAB 108 in fiscal year 2006. The impact of the restatements on periods prior to January 1, 2005 is reflected as an increase of $0.2 million to beginning accumulated deficit and a decrease of $0.2 million to beginning accumulated other comprehensive loss as of January 1, 2005.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table presents the impact of the restatement adjustments, further described below, on our consolidated statements of operations for the years ended December 31, 2006 and 2005:

	Fiscal Year Ended December 31,
	2006			2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Revenues:
Base rental revenues(1)	$3,414.1	$(1.0)	$3,413.1	$3,569.8	$0.4	$3,570.2
Previously rented product (“PRP”) revenues	616.0	—	616.0	590.5	—	590.5

Total rental revenues	4,030.1	(1.0)	4,029.1	4,160.3	0.4	4,160.7
Merchandise sales(2)	1,432.2	(0.3)	1,431.9	1,488.8	0.1	1,488.9
Other revenues	61.2	—	61.2	72.2	—	72.2

	5,523.5	(1.3)	5,522.2	5,721.3	0.5	5,721.8

Cost of sales:
Cost of rental revenues(3)	1,400.4	3.5	1,403.9	1,399.1	(2.5)	1,396.6
Cost of merchandise sold(4)	1,075.3	0.5	1,075.8	1,164.9	(0.5)	1,164.4

	2,475.7	4.0	2,479.7	2,564.0	(3.0)	2,561.0

Gross profit	3,047.8	(5.3)	3,042.5	3,157.3	3.5	3,160.8

Operating expenses:
General and administrative(5)	2,600.7	(2.1)	2,598.6	2,724.1	0.7	2,724.8
Advertising	154.3	—	154.3	252.7	—	252.7
Depreciation and intangible amortization(6)	208.6	2.3	210.9	226.6	(2.3)	224.3
Impairment of goodwill and other long-lived assets	5.1	—	5.1	341.9	—	341.9

	2,968.7	0.2	2,968.9	3,545.3	(1.6)	3,543.7

Operating income (loss)	79.1	(5.5)	73.6	(388.0)	5.1	(382.9)
Interest expense	(101.6)	—	(101.6)	(98.7)	—	(98.7)
Interest income	9.9	—	9.9	4.1	—	4.1
Other items, net(7)	4.1	1.3	5.4	(2.4)	(1.8)	(4.2)

Income (loss) from continuing operations before income taxes	(8.5)	(4.2)	(12.7)	(485.0)	3.3	(481.7)
Benefit (provision) for income taxes(8)	76.4		76.4	(63.3)	0.9	(62.4)

Income (loss) from continuing operations	67.9	(4.2)	63.7	(548.3)	4.2	(544.1)
Income (loss) from discontinued operations, net of tax	(13.2)	—	(13.2)	(39.8)	—	(39.8)

Net income (loss)	54.7	(4.2)	50.5	(588.1)	4.2	(583.9)
Preferred stock dividends	(11.3)	—	(11.3)	—	—	—

Net income (loss) applicable to common stockholders	$43.4	$(4.2)	$39.2	$(588.1)	$4.2	$(583.9)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$0.30	$(0.02)	$0.28	$(2.98)	$0.02	$(2.96)
Discontinued operations	(0.07)	—	(0.07)	(0.22)	—	(0.22)

Net income (loss)	$0.23	$(0.02)	$0.21	$(3.20)	$0.02	$(3.18)

Weighted average shares outstanding:
Basic	187.1		187.1	183.9		183.9

Diluted	189.0		189.0	183.9		183.9

Cash dividends per common share	$—		$—	$0.04		$0.04

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(1)	Adjustments for customer credit errors of $(1.0) million in 2006 and $0.4 million in 2005.
(2)	Adjustments for customer credit errors of $(0.3) million in 2006 and $0.1 million in 2005.
(3)	Adjustments for excess cooperative advertising errors, account reconciliation errors and freight accrual errors:

	Fiscal year ended
	December 31, 2006	December 31, 2005
Excess cooperative advertising	$1.7	$(0.8)
Account reconciliation	1.3	(1.2)
Freight accrual	0.5	(0.5)

	$3.5	$(2.5)

(4)	Adjustments for freight accrual errors of $0.5 million in 2006 and $(0.5) million in 2005.
(5)	Adjustments for general and administrative expense accruals errors, rent expense errors, and foreign currency translation adjustment errors impacting the gain on sale of our Taiwan subsidiary:

	Fiscal year ended
	December 31, 2006	December 31, 2005
General and administrative expense accruals	$(3.9)	$(0.5)
Rent expense	3.0	1.2
Foreign currency translation adjustment	(1.2)	—

	$(2.1)	$0.7

(6)	Adjustments for depreciation expense errors on store fixtures and signage of $2.3 million in 2006 and $(2.3) million in 2005.
(7)	Adjustments for foreign currency translation adjustment errors of $1.3 million in 2006 and $(1.8) million in 2005 impacting recognized foreign currency transaction gains and losses.
(8)	Adjustments to provision for income taxes for the impact of restatements of $0.9 million.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table presents the impact of the restatement adjustments, further described below, on our consolidated balance sheet as of December 31, 2006:

	December 31, 2006
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$394.9	$—	$394.9
Receivables	133.8	—	133.8
Merchandise inventories	343.9	—	343.9
Rental library, net(1)	457.1	(3.2)	453.9
Deferred income taxes	14.1	—	14.1
Prepaid and other current assets	221.8	—	221.8

Total current assets	1,565.6	(3.2)	1,562.4
Property and equipment, net(2)	580.1	2.3	582.4
Deferred income taxes	129.3	—	129.3
Intangibles, net	27.5	—	27.5
Goodwill(3)	807.7	(1.7)	806.0
Other assets	27.0	—	27.0

	$3,137.2	$(2.6)	$3,134.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(4)	$517.7	$10.1	$527.8
Accrued expenses	670.9	—	670.9
Current portion of long-term debt	73.4	—	73.4
Current portion of capital lease obligations	11.3	—	11.3
Deferred income taxes	122.0	—	122.0

Total current liabilities	1,395.3	10.1	1,405.4

Long-term debt, less current portion	851.0	—	851.0
Capital lease obligations, less current portion	48.5	—	48.5
Other liabilities(5)	100.0	6.4	106.4

	2,394.8	16.5	2,411.3

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share	150.0	—	150.0
ClassA common stock, par value $0.01 per share	1.2	—	1.2
Class B common stock, par value $0.01 per share	0.7	—	0.7
Additional paid-in capital	5,371.3	—	5,371.3
Accumulated deficit(7)	(4,763.3)	(18.6)	(4,781.9)
Accumulated other comprehensive loss(6)	(17.5)	(0.5)	(18.0)

Total stockholders’ equity	742.4	(19.1)	723.3

Total liabilities and stockholders’ equity	$3,137.2	$(2.6)	$3,134.6

(1)	Adjustments for excess cooperative advertising errors of $(3.2) million.
(2)	Adjustments for depreciation expense errors on store fixtures and signage of $2.3 million.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(3)	Adjustments to goodwill for the impact of restatements on prior year impairment charges of $(1.7) million.
(4)	Adjustments for general and administrative expense accruals errors and intercompany account balance errors:

December 31, 2006
General and administrative expense accruals	$7.7
Intercompany account balance	2.4

$10.1

(5)	Adjustments for rent expense errors of $6.4 million.
(6)	Adjustments for foreign currency translation adjustment errors of $(0.5) million.
(7)	Adjustments to accumulated deficit for errors described in notes (1)—(6) above.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table presents the impact of the restatement adjustments on our consolidated statements of cash flows for the years ended December 31, 2006 and 2005:

	Fiscal Year ended December 31,
	2006			2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$54.7	$(4.2)	$50.5	$(588.1)	$4.2	$(583.9)
Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization(1)	210.6	2.3	212.9	230.9	(2.3)	228.6
Impairment of goodwill and other long-lived assets	5.1	—	5.1	356.8		356.8
Rental library purchases	(656.4)	—	(656.4)	(855.4)	—	(855.4)
Rental library amortization(2)	687.5	3.5	691.0	871.8	(2.5)	869.3
Non-cash share-based compensation expense	25.5	—	25.5	38.9	—	38.9
Deferred income taxes, gain on sales of assets and other(3)	(8.2)	(2.5)	(10.7)	35.3	0.9	36.2
Change in operating assets and liabilities:
Change in receivables	(7.0)	—	(7.0)	34.9	—	34.9
Change in receivable from Viacom	—	—	—	2.5	—	2.5
Change in merchandise inventories(4)	(24.0)	0.5	(23.5)	190.9	(0.5)	190.4
Change in prepaid and other assets	0.1	—	0.1	(25.8)	—	(25.8)
Change in accounts payable(5)	134.4	(1.0)	133.4	(341.3)	(0.5)	(341.8)
Change in accrued expenses and other liabilities(6)	(92.9)	1.4	(91.5)	(21.9)	0.7	(21.2)

Net cash flow provided by (used for) operating activities	329.4	—	329.4	(70.5)	—	(70.5)

Cash flows from investing activities:
Capital expenditures	(78.5)	—	(78.5)	(139.4)	—	(139.4)
Cash used for acquisitions, net	(1.6)	—	(1.6)	(2.5)	—	(2.5)
Proceeds from sales of property and equipment	22.7	—	22.7	0.5	—	0.5
Proceeds from sales of store operations	12.4	—	12.4	26.7	—	26.7
Proceeds from insurance recoveries	4.0	—	4.0	—	—	—
Other investing activities	—	—	—	0.5	—	0.5

Net cash flow provided (used for) investing activities	(41.0)	—	(41.0)	(114.2)	—	(114.2)

Cash flows from financing activities:
Proceeds from credit agreements	—	—	—	255.0	—	255.0
Repayments on credit agreements	(155.5)	—	(155.5)	(225.1)	—	(225.1)
Net repayments on other notes and lines of credit	—	—	—	(0.7)	—	(0.7)
Net proceeds from the issuance of preferred stock	—	—	—	144.0	—	144.0
Net proceeds from the exercise of stock options	—	—	—	0.8	—	0.8
Cash dividends	(11.3)	—	(11.3)	(7.8)	—	(7.8)
Payment of debt financing costs	—	—	—	(8.1)	—	(8.1)
Capital lease payments	(16.4)	—	(16.4)	(19.8)	—	(19.8)

Net cash flow provided by (used for) financing activities	(183.2)	—	(183.2)	138.3	—	138.3

Effect of exchange rate changes on cash	13.5	—	13.5	(7.7)	—	(7.7)

Net increase (decrease) in cash and cash equivalents	118.7	—	118.7	(54.1)	—	(54.1)
Cash and cash equivalents at beginning of year	276.2	—	276.2	330.3	—	330.3

Cash and cash equivalents at end of year	$394.9	$—	$394.9	$276.2	$—	$276.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(1)	Adjustments for depreciation expense errors on store fixtures and signage of $2.3 million in 2006 and $(2.3) million in 2005.
(2)	Adjustments for excess cooperative advertising errors, account reconciliation errors and freight accrual errors:

	Fiscal year ended
	December 31, 2006	December 31, 2005
Excess cooperative advertising	$1.7	$(0.8)
Account reconciliation	1.3	(1.2)
Freight accrual	0.5	(0.5)

	$3.5	$(2.5)

(3)	Adjustments for the tax impact of restatements and foreign currency translation adjustment errors:

	Fiscal year ended
	December 31, 2006	December 31, 2005
Tax impact of restatements	$—	$(0.9)
Foreign currency translation adjustment	(2.5)	1.8

	$(2.5)	$0.9

(4)	Adjustments for freight accrual errors of $0.5 million in 2006 and $(0.5) million in 2005.
(5)	Adjustments for general and administrative expense accruals errors of $(1.0) million in 2006 and $(0.5) million in 2005.
(6)	Adjustments for rent expense errors, general and administrative expense accruals errors and customer credit errors:

	Fiscal year ended
	December 31, 2006	December 31, 2005
Rent expense	$3.0	$1.2
General and administrative expense accruals	(2.9)	—
Customer credit	1.3	(0.5)

	$1.4	$0.7

Note 3—Impairment of Goodwill and Other Long-Lived Assets

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

Subsequently, the Company performed its annual impairment test as of October 31, 2005 and updated the test for events occurring through December 31, 2005, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values. During the fourth quarters of fiscal 2007 and 2006, the Company performed its annual impairment test, which resulted in the estimated fair values of each of the Company’s reporting units exceeding their book values.

During the third quarter of 2005, in conjunction with the goodwill impairments discussed above, the Company reviewed its long-lived assets for impairment as required by SFAS 144. During the third quarter of 2005, the Company determined that the carrying value of fixed assets in certain of its domestic markets and domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. The Company also determined that the carrying value of selected tradenames related to its domestic subsidiaries exceeded the estimated undiscounted future cash flows to be generated by those assets. Accordingly, during the third quarter of 2005, the Company recorded an impairment charge of $15.6 million, of which $14.7 million has been included in “Income (loss) from discontinued operations.”

Additionally, during the second quarter of 2005, the Company performed an impairment analysis for long-lived assets in certain of its international markets based on impairment indicators present, including current period operating and cash flow losses combined with revised forecasts that project continuing losses associated with the use of the long-lived assets. The Company determined that the undiscounted cash flows attributable to the long-lived assets in three international countries were less than their carrying values, and as a result, the Company wrote down the value of its long-lived assets in those countries, including property, plant and equipment and intangible assets, to their estimated fair value. Therefore, during the second quarter of 2005, the Company recorded an impairment charge of $9.2 million, of which $0.2 million has been included in “Income (loss) from discontinued operations.”

During the fourth quarter of 2006, the Company reviewed its long-lived assets for impairment as required by SFAS 144 and determined that the carrying value of certain fixed assets in two international markets exceeded the undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded impairment charges of $5.1 million during the fourth quarter of 2006.

During the fourth quarter of 2007, the Company reviewed its long-lived assets for impairment as required by SFAS 144 and determined the carrying value of certain fixed assets in certain of its domestic markets exceeded the undiscounted future cash flows to be generated by those assets. Therefore, the Company recorded impairment charges of $2.2 million during the fourth quarter of 2007.

The Company’s impairment charges related to goodwill and long-lived assets from continuing operations discussed above have been included in “Impairment of goodwill and other long-lived assets” in the Consolidated Statements of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 4—Goodwill and Other Intangible Assets

The following table summarizes changes in the Company’s goodwill during fiscal 2007 and 2006:

	Fiscal year 2007			Fiscal year 2006 (as restated)
	Domestic	International	Total	Domestic	International	Total
Beginning balance	$665.7	$140.3	$806.0	$665.7	$141.8	$807.5
Divestiture allocations	(4.3)	(32.2)	(36.5)	—	(1.6)	(1.6)
Acquisitions and other adjustments	3.1	—	3.1	—	0.1	0.1

Ending balance	$664.5	$108.1	$772.6	$665.7	$140.3	$806.0

All of the Company’s intangible assets other than goodwill are subject to amortization and consist of the following:

	January 6, 2008			December 31, 2006
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Reacquired franchise rights	$10.0	$(3.8)	$6.2	$10.0	$(3.3)	$6.7
Patents	7.3	(1.6)	5.7	—	—	—
Tradenames	—	—	—	26.3	(5.6)	20.7
Other	2.4	(0.6)	1.8	0.2	(0.1)	0.1

	$19.7	$(6.0)	$13.7	$36.5	$(9.0)	$27.5

Reacquired franchise rights are amortized on a straight-line basis over twenty years. Patents are amortized on a straight-line basis over the life of the patents. Tradenames at December 31, 2006 related to Gamestation and were included in the sale of Gamestation during fiscal 2007.

Amortization expense for fiscal 2007, 2006, and 2005 was $3.1 million, $1.7 million and $1.7 million, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $2.0 million in 2008, $1.5 million in 2009, and $0.9 million per year in 2010 through 2012. As acquisitions and dispositions may occur in the future, these amounts may vary.

Note 5—Stock and Share-Based Payments

Capital stock

The Company has one class of preferred stock and two classes of common stock. The Company’s Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. The Company’s Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On November 15, 2005, the Company completed a private placement of 150,000 shares of 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for an aggregate offering price of $150.0 million. The aggregate discounts and commissions to the initial purchasers and fees paid to third parties in conjunction with the preferred stock issuance were approximately $6.0 million. The Company used the net proceeds from the offering to repay a portion of its borrowings under its revolving credit facility and for general corporate purposes. The Series A convertible preferred stock is convertible into shares of the Company’s Class A common stock at the holder’s option at any time at a conversion price of $5.15, subject to adjustment. On or after November 20, 2010, the Company has the option to cause the conversion rights to expire, but only if certain conditions are met. The Company may pay dividends on the Series A convertible preferred

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

stock in cash, or if certain conditions are met, shares of Blockbuster’s Class A common stock or a combination of both. Dividends will be payable to the extent the payment of dividends is not prohibited by the Company’s credit agreement, assets are legally available to pay dividends and the Board of Directors or an authorized committee of the Board of Directors declares a dividend payable. Dividends will accumulate and be cumulative from the date of issuance, but will not bear any interest. The first dividend totaling $2.8 million was declared and paid during the first quarter of 2006. All quarterly dividends during fiscal 2007 and 2006 were paid in cash.

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

The Company’s policy is to issue new shares of common stock upon conversion of shares of Series A convertible preferred stock.

Blockbuster Long-Term Incentive Plans

During 1999, Blockbuster’s sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of its employees, directors and advisors. An aggregate of 25.0 million shares of Class A common stock was originally reserved for issuance under the Plan. As of January 6, 2008, an aggregate of 40.3 million shares of Class A common stock are reserved for issuance under the Plan, as adjusted for historical dividends, distributions or other specified transactions and less any shares previously issued or subject to outstanding awards. The Plan provides for the grant of share-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights that may be settled in cash and/or shares of Class A common stock or other securities of the Company, restricted shares of Class A common stock, unrestricted shares of Class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of Class A common stock or of a share of Class B common stock or a weighted value average of the fair market value of a share of Class A common stock or Class B common stock) and/or Class A common stock and phantom shares. The purpose of the 1999 Plan is to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

On July 20, 2004, Blockbuster’s stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date the “2004 Plan”) and approved and adopted an amended and restated 1999 Plan. An aggregate of 20.0 million shares of Class A common stock was reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. The Company’s policy is to issue new shares of common stock upon exercise of employee stock options and for grants of restricted shares.

The Company has made various grants of restricted shares, restricted share units and stock options to certain employees. Outstanding stock options granted prior to July 1, 2007 generally vest over a three-year to five-year period from the date of grant and generally expire ten years after the date of grant. Outstanding stock options granted subsequent to July 1, 2007 vest over a three-year period from the date of grant and expire five years after the date of grant. Restricted shares and restricted share units, excluding restricted share units granted to Mr. Antioco as discussed below, generally vest over a three-year period from the date of grant and are payable in shares of Class A common stock. Certain awards of restricted shares and restricted share units are performance-based awards. The Company recognizes compensation expense relating to performance-based awards if it is probable that the performance conditions will be achieved. However, performance-based awards are not issued until the performance goals are actually met.

During the first quarter of 2007, the Company and its former Chief Executive Officer, John F. Antioco, entered into an amended and restated employment agreement as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. The Company paid approximately $7.5 million to settle this award. As of January 6, 2008, no liability remained related to Mr. Antioco’s restricted share units. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment was accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following July 2, 2007. As a result, the Company recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional six months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

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

For the fiscal years ended January 6, 2008, December 31, 2006 and December 31, 2005, the Company recognized share-based compensation expense related to stock options and restricted shares and restricted share

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

units of $14.6 million, $25.5 million and $39.1 million, respectively. The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of January 6, 2008 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Fiscal year 2008	$3.0	$10.1	$13.1
Fiscal year 2009	1.6	4.4	6.0
Fiscal year 2010	0.5	1.4	1.9

Total	$5.1	$15.9	$21.0

Weighted-average vesting period	1.9 years	1.7 years

The following table summarizes stock option activity pursuant to Blockbuster’s stock option plans:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31,2004	8,154,426	$8.91
Granted	—	—
Exercised	(88,234)	8.23
Cancelled	(760,575)	10.40

Balance at December 31, 2005	7,305,617	$8.76
Granted	—	—
Exercised	—	—
Cancelled	(575,684)	10.31

Balance at December 31, 2006	6,729,933	$8.63
Granted	12,723,259	5.47
Exercised	—	—
Cancelled	(1,247,178)	6.26

Balance at January 8, 2008	18,206,014	$6.58

The following table summarizes information concerning stock options issued to Blockbuster employees that are vested or are expected to vest and stock options exercisable as of January 6, 2008:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	17,810,001	5.3	$6.63	$—
Exercisable	6,498,337	6.1	$8.57	$—

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2007
Expected dividend yield(1)	0.0%
Expected stock price volatility(2)	50.0%
Risk-free interest rate(3)	4.7%
Expected life of options (years)(4)	4.5

(1)	The Company does not currently pay and has no intention to pay cash dividends on Blockbuster’s common stock.
(2)	Expected volatility is based on the weekly historical volatility of the Company’s stock price, over the expected life of the option.
(3)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(4)	The expected term of the option is based on the vesting terms and the contractual life of the respective option.

The weighted-average fair value of each option granted, as of the grant date, was $2.01 in fiscal 2007. For the year ended December 31, 2005, the total intrinsic value of options exercised was approximately $0.1 million. There were no options exercised during fiscal 2006 or fiscal 2007.

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2005 was $0.8 million. No tax benefit was realized for the tax deductions from option exercises for the year ended December 31, 2005.

As of January 6, 2008, December 31, 2006 and December 31, 2005, there were approximately 11.7 million, 1.7 million and 3.8 million unvested options outstanding, respectively.

A summary of the status of the Company’s restricted shares and restricted share units is presented below:

	Shares and Units Outstanding(1)	Weighted- Average Fair Value at Date of Grant
Restricted shares and units at December 31, 2004	9,050,341	$7.14
Granted(1)	2,607,000	6.29
Vested(2)	(2,859,490)	6.85
Cancelled	(1,164,525)	6.87

Restricted shares and units at December 31, 2005	7,633,326	$7.01
Granted	1,798,535	3.98
Vested(2)	(3,508,926)	6.81
Cancelled	(1,596,344)	6.79

Restricted shares and units at December 31, 2006	4,326,591	$5.99
Granted	3,149,040	6.03
Vested(2)	(2,820,974)	6.51
Cancelled	(1,840,092)	6.33

Restricted shares and units at January 6, 2008	2,814,565	$5.29

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(1)	For those restricted shares and restricted share units granted in 2005 and subject to a hold provision, the Company utilized a discount rate for post-vesting restrictions in its fair value determination.
(2)	The total fair value of restricted shares and restricted share units vested during fiscal 2007, 2006 and 2005 was approximately $13.3 million, $16.6 million and $10.8 million, respectively.

Viacom’s Long-Term Incentive Plan

During 2003, certain of the Company’s employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vested over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during fiscal 2007, 2006 or 2005.

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

The following table summarizes stock option activity under Viacom’s various plans as it relates to Blockbuster’s employees:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2004	1,387,308	$37.01
Granted	—	—
Exercised	(214,588)	19.72
Cancelled	(100,000)	43.34

Balance at December 31, 2005	1,072,720	$39.88
Conversion to CBS Corporation Class B common stock(1)	293,312	—

Adjusted balance at December 31, 2005	1,366,032	$31.32
Granted	—	—
Exercised	(18,464)	24.00
Cancelled	(95,505)	35.08

Balance at December 31, 2006	1,252,063	$31.14
Granted	—	—
Exercised	(1,208,767)	30.88
Cancelled	(31,835)	43.35

Balance at January 6, 2008	11,461	$24.00

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

The following table summarizes information concerning currently vested and exercisable Viacom stock options held by Blockbuster employees at January 6, 2008:

	Options	Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Vested and Exercisable	11,461	0.4	$24.00	$—

Note 6—Accrued Expenses

The Company’s accrued expenses consist of the following:

	January 6, 2008	December 31, 2006
		(As restated)
Accrued compensation	$96.5	$138.7
Accrued revenue-sharing	126.3	101.0
Accrued gift card liability	112.6	122.8
Accrued taxes and tax reserves	86.5	85.8
Deferred revenue	88.7	100.6
Accrued insurance	33.6	38.1
Accrued interest	13.7	15.9
Other	60.5	68.0

	$618.4	$670.9

Note 7—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of the Company’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with Blockbuster. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. Blockbuster and its subsidiaries paid Take-Two $23.1 million for fiscal year 2007, pursuant to Blockbuster’s commercial arrangements with Take-Two. At January 6, 2008, the Company’s payables to Take-Two included $0.9 million of accrued revenue-sharing recorded in “Accrued expenses” and $0.1 million payable recorded in “Accounts payable” in the Consolidated Balance Sheets.

Note 8—Credit Agreement and Other Debt

On August 20, 2004, the Company entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”). The Credit Facilities provided for three facilities: (i) a five-year

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

$500.0 million revolving credit facility (the “Revolving Credit Facility”), of which $150.0 million is reserved for the issuance, at Viacom’s expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”). The Credit Facilities are secured by pledges of the stock of all of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s international subsidiaries and are guaranteed by the domestic subsidiaries of the Company. In connection with the amendment entered into on August 8, 2005, as defined below, the Credit Facilities were further secured by substantially all of the Company’s domestic assets.

As of January 6, 2008, no balance was outstanding under the Company’s Revolving Credit Facility and $410.3 million was outstanding under the term loan portions of the Credit Facilities. The Company’s available borrowing capacity, excluding the $150.0 million reserved for issuance of the Viacom Letters of Credit and $52.7 million reserved to support other letters of credit, totaled $247.3 million at January 6, 2008. Borrowings under the Credit Facilities accrue interest at a rate equal to either London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the type of borrowing and specified index debt ratings. The weighted-average interest rate at January 6, 2008 for borrowings under the Credit Facilities was 9.1%. As of January 6, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the Revolving Credit Facility, and participation and fronting fees are also incurred on letters of credit.

The borrowing availability under the Revolving Credit Facility will be automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% of the original principal balance beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% of the original principal balance beginning October 2008 through July 2010 and 19.25% of the original principal balance beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow. The scheduled principal payments for the Term A and B Loan Facility will be adjusted to reflect any prepayments resulting from excess cash flow generated by the Company as discussed below.

On August 20, 2004, the Company issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of January 6, 2008, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. The Company may redeem all or a portion of the Senior Subordinated Notes at any time on or after September 1, 2008, at certain redemption prices. Prior to September 1, 2008, the Company may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to the principal amount of the Senior Subordinated Notes plus an applicable “make whole” premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2007, the Company could have redeemed up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings at a redemption price of 109.0%, plus accrued and unpaid interest to the redemption date, but the Company did not exercise this option.

Under a registration rights agreement as part of the offering of the Senior Subordinated Notes, the Company was obligated to use its reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the Senior Subordinated Notes for substantially similar notes that are registered under the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Securities Act of 1933 (the “Securities Act”). Because an exchange offer for the Senior Subordinated Notes was not completed before May 18, 2005, the Company was required to pay additional interest on the Senior Subordinated Notes until May 30, 2006 when the exchange offer was completed. At this time, the interest rate on the Senior Subordinated Notes reverted back to 9.0% per annum.

During 2005, Blockbuster and the syndicate of lenders for the Credit Facilities amended the credit agreement in certain respects. As part of the amendments, the Company’s obligations with respect to maintaining a maximum leverage ratio and maintaining a minimum fixed charge coverage ratio were amended. The amendment entered into on August 8, 2005 provided for a waiver of the then current second and third quarter 2005 leverage ratio covenant and the then current third quarter 2005 fixed charge coverage covenant. Without the benefit of the lender’s waiver of the leverage ratio covenant during the second and third quarters of 2005 that was contained in such amendment, the Company would have been in default of such covenant. In connection with such amendment, the applicable interest rate margin for the Company’s borrowings under the Credit Facilities increased 50 basis points through the end of the waiver period. The Company paid a standard amendment fee in connection with the 2005 amendments.

In conjunction with the Company’s $150.0 million Series A convertible preferred stock offering, on November 4, 2005, the Company entered into another amendment to the credit agreement (the “third amendment”) with its lenders to modify the financial covenants and make other modifications. Upon the effectiveness of the third amendment, the interim waiver period provisions contained in the prior amendment ceased to be in effect and certain changes to the credit agreement became effective and, to the extent previously contained in the waiver period provisions of the prior amendment, permanent.

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

On July 2, 2007, the Company entered into an additional amendment (the “Second Amendment”) to its amended and restated credit agreement which became effective on July 13, 2007 and which:

•

accelerated reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008 which effectively reduces the total amount of the revolving commitments from $500 million to $450 million;

•	modified the applicable interest rate margins;

•	amended the definition of Consolidated EBITDA;

•	amended the asset sale baskets and the related mandatory prepayment requirements;

•	provided for a premium of 1.0% in the event of certain refinancings through April 6, 2008;

•	deferred the applicability of the Fixed Charge Coverage Ratio and Leverage Ratio requirements from fiscal 2008 to fiscal 2009;

•

provided for a one-time fee payable by the Company to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

•

amended the Consolidated EBITDA requirements such that the Company may not permit Consolidated EBITDA for any period of four consecutive fiscal quarters to be less than (a) $140 million for the periods ending July 1, 2007 and September 30, 2007, (b) $165 million for the period ending January 6, 2008, (c) $180 million for the period ending April 6, 2008, (d) $200 million for the period ending July 6, 2008, (e) $225 million for the period ending October 5, 2008, and (f) $250 million for the period ending January 4, 2009; and

•	waived any default resulting from the Company’s failure to comply with the Consolidated EBITDA requirement with respect to the period of four consecutive fiscal quarters ending July 1, 2007.

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

The Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of January 6, 2008 and expects to be in compliance with its covenants over the next twelve months. The Company also expects cash on hand, cash from operations and available borrowings under its Revolving Credit Facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

Beginning with fiscal 2005, the Company has been required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. The Company did not generate excess cash flow in fiscal 2007 and 2005. In fiscal 2006, the Company generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the Credit Facilities during the first quarter of fiscal 2007, which was classified as “Current portion of long-term debt” on the Company’s Consolidated Balance Sheet as of December 31, 2006.

Additionally, the Company is required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. In 2007 the Company reduced its debt associated with the Credit Facilities by $214.1 million. The debt payments were comprised of $20.4 million of scheduled payments under the terms of the credit agreement, an excess cash flow payment of $45.4 million as required by the credit agreement and $148.3 million of prepayments primarily related to the sale of assets.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	January 6, 2008	December 31, 2006
Credit Facilities:
Term A Loan Facility, interest rate ranging from 8.9% to 9.3% at January 6, 2008	$24.0	$20.8
Term B Loan Facility, interest rate ranging from 9.0% to 9.6% at January 6, 2008	20.7	52.6

Total current portion of long-term debt	44.7	73.4
Current portion of capital lease obligations	10.1	11.3

	$54.8	$84.7

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	January 6, 2008	December 31, 2006
Credit Facilities:
Term A Loan Facility, interest rate ranging from 8.9% to 9.3% at January 6, 2008	$18.8	$60.5
Term B Loan Facility, interest rate ranging from 9.0% to 9.6% at January 6, 2008	346.8	490.5
Senior Subordinated Notes, interest rate of 9% at January 6, 2008	300.0	300.0

Total long-term debt, less current portion	665.6	851.0
Capital lease obligations, less current portion	37.4	48.5

	$703.0	$899.5

The scheduled maturities on the Company’s debt are as follows:

2008	$44.7
2009	56.5
2010	163.9
2011	145.2
2012	300.0

Total	$710.3

Interest expense related to capital leases was $4.8 million, $6.4 million and $8.3 million during fiscal 2007, 2006 and 2005, respectively. See Note 10 for further information regarding capital lease obligations.

Note 9—Income Taxes

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

As of January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Accrued expenses” and “Other liabilities” on the Company’s Consolidated Balance Sheets. Upon adoption of FIN 48 on January 1, 2007, the Company reduced the total liability relating to its uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit.

During the first and second quarters of 2006, the Company recognized a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the year ended December 31, 2006. Additionally, the Company recognized $2.7 million of “Interest income” in the Consolidated Statements of Operations for the year ended December 31, 2006 associated with this benefit. The total benefit for the year ended December 31, 2006 consisted of a cash refund of $21 million and a reduction of accrued liabilities of $94 million.

SFAS 109 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. In the third quarter of 2005, the Company determined that it was unclear as to the timing of when it will generate sufficient taxable income to realize its deferred tax assets. This was primarily due to the negative industry trends, which caused the Company’s actual and anticipated financial performance to be significantly worse than it originally projected. Accordingly, during the third quarter of 2005, the Company recorded a valuation allowance against its deferred tax assets in the United States and certain foreign jurisdictions. Management continues to believe a valuation allowance is appropriate in these jurisdictions as of January 6, 2008. The 2007 provision for income taxes includes $19.8 million primarily related to tax expense in jurisdictions where the Company expects to be a taxpayer. Until the Company determines that it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

In accordance with APB 23, deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries of $63.8 million that arose in years ended on or before January 6, 2008 since such earnings have been permanently reinvested. Deferred taxes on such earnings is not considered material.

Income (loss) before income taxes (for continuing and discontinued operations) is attributable to the following jurisdictions:

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
United States	$(149.6)	$(70.1)	$(221.6)
Foreign	105.4	30.2	(298.6)

Total	$(44.2)	$(39.9)	$(520.2)

Components of the income tax benefit (provision) for continuing and discontinued operations are as follows:

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Current:
Federal	$(2.8)	$105.8	$—
State and local	(0.9)	1.7	—
Foreign	(22.7)	(11.4)	(14.1)

	(26.4)	96.1	(14.1)
Deferred	(3.2)	(5.7)	(49.6)

Total	$(29.6)	$90.4	$(63.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate on loss before income taxes are as follows:

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Statutory U.S. tax benefit (provision)	35.0%	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	—	—	(24.8)
State and local taxes, net of federal tax benefit	(2.9)	3.9	3.9
Effect of foreign operations	(14.8)	(6.7)	(1.3)
Audit resolution	4.1	278.7	—
Valuation allowance (increase) decrease	(77.7)	(120.0)	(24.4)
Dual consolidated loss recapture	(5.9)	—	—
Extraterritorial Income Exclusion	—	40.1	1.0
Other, net	(5.0)	(4.3)	(1.7)

Tax benefit (provision)	(67.2)%	226.7%	(12.3)%

The following is a summary of the deferred tax accounts in accordance with SFAS 109:

	January 6, 2008	December 31, 2006
		(As restated)
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$9.8	$4.1
Book-tax basis differences in long-lived assets	107.3	116.8
Net operating loss carryforwards	254.8	169.8

Total deferred tax assets	371.9	290.7
Valuation allowance	(227.7)	(167.9)

Net deferred tax assets	144.2	122.8

Deferred tax liabilities:
Deferred expenses	(21.5)	(22.9)
Book-tax basis differences in rental library	(104.5)	(78.5)

Total deferred tax liabilities	(126.0)	(101.4)

Total net deferred tax asset	$18.2	$21.4

The Company’s tax effected net operating loss carryforwards of $254.8 million at January 6, 2008 consist of $218.1 million of domestic net operating loss carryforwards and $36.7 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $236.9 million will expire between 2008 and 2027, and $17.9 million has no expiration.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As of January 6, 2008, the liability for uncertain tax positions was approximately $1.9 million and is reflected in “Other liabilities” on the Company’s Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2007	$2.8
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	(1.0)
Increases in tax positions for current year	—
Settlements	(0.3)
Lapse in statute of limitations	—

Unrecognized tax benefits at January 6, 2008	$1.5

Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of “Benefit (provision) for income taxes in the Company’s Consolidated Statements of Operations. As of January 6, 2008, the Company had recorded liabilities of approximately $0.4 million associated with accrued interest and penalties related to uncertain tax positions.

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

On December 6, 2007, the State of Louisiana dismissed a court case against the Company on grounds of abandonment for the tax years ended December 31, 1997 and December 31, 1998. The reduction of $1.8 million in “Accrued expenses” on the Company’s Consolidated Balance Sheets included $1.0 million of tax and $0.8 million of interest, which had a favorable effect on the Company’s effective tax rate.

The following is a summary of the Company’s domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/02 and prior	No	Yes	N/A	Yes
Domestic	12/31/2003	No	Yes	N/A	Yes
Domestic	9/30/2004	Yes	No	Yes	Yes
Domestic	12/31/2004	Yes	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No

As of January 6, 2008, the Company was under examination with the IRS for the tax year ended December 31, 2004. In February 2008, the Company and the IRS completed the examination. No further action is anticipated and the Company’s tax reserves are not impacted.

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

At January 6, 2008, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2008	$542.6	$13.4
2009	438.4	11.3
2010	315.7	9.3
2011	219.1	7.1
2012	138.6	5.2
2013 and thereafter	408.5	14.5

Total minimum lease payments	$2,062.9	60.8

Less amount representing interest		13.3

Present value of minimum payments		$47.5

Rent expense, including lease termination costs, was $589.6 million, $607.1 million and $607.3 million for fiscal 2007, 2006 and 2005, respectively. Subtenant rental income was $9.1 million, $12.4 million and $14.9 million for fiscal 2007, 2006 and 2005, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $51.9 million.

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

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. On May 2, 2007, the trial court granted Blockbuster’s motion for summary judgment dismissing the state law unfair practices and unfair competition claims. On August 17, 2007, plaintiffs filed their notice of intent to appeal the trial court’s dismissal. Blockbuster believes the claims are without merit and intends to vigorously defend itself on appeal. In addition to any damage award to which Blockbuster might be directly subject, if Viacom is required to pay any damage award as a result of the federal or state court action, Viacom may seek indemnification for its losses from Blockbuster under the amended and restated release and indemnification agreement entered into between Viacom and Blockbuster in connection with Blockbuster’s divestiture from Viacom. In addition, on June 18, 2004, in connection with Blockbuster’s split off from Viacom, Blockbuster entered into an agreement with Viacom, Paramount Entertainment, Inc. and Sumner Redstone (the “Viacom entities”) whereby Blockbuster agreed to pay 33.33% of any liability arising from the antitrust case and the Viacom entities agreed to pay 66.67% of any such liability.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of Blockbuster’s motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court for leave to appeal and the trial court is currently reconsidering Blockbuster’s motion to decertify plaintiff classes. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself in the lawsuit. On March 10, 2003, in Marc Yedid v. Blockbuster Canada, filed on November 23, 2001, the Quebec Superior Court certified a class of customers in Quebec who paid extended viewing fees during the period of January 1, 1992 to the present. The case was tried in March 2004, and in September 2004, the court ruled in Blockbuster’s favor, dismissed the lawsuit and ordered plaintiffs to reimburse Blockbuster its costs. Plaintiffs appealed the trial court’s dismissal. On March 8, 2007, the Quebec Court of Appeals affirmed the trial court’s dismissal and ordered plaintiffs to reimburse Blockbuster its costs. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Blockbuster is a defendant in several lawsuits arising out of its “no late fees” program. On February 22, 2005, Thomas Tallarino filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program constituted conversion and violated California consumer protection statutes prohibiting untrue and misleading advertising. The suit sought equitable and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 22, 2005, Gustavo Sanchez filed a putative class action in the Superior Court of California, Los Angeles County, alleging a violation of California’s business and professions code as an unfair business practice and misleading advertising claim, and a violation of the California rental-purchase act. The suit sought compensatory, statutory and injunctive relief. Blockbuster removed the case to the United States District Court, Central District of California. On March 24, 2006, the Tallarino and Sanchez cases were consolidated. On August 6, 2007, the Tallarino and Sanchez cases were dismissed with prejudice. On February 22, 2005, Gary Lustberg filed a putative class action against Blockbuster in the Supreme Court of Nassau County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit sought compensatory and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Eastern District of New York. On March 19, 2007, plaintiff Lustberg’s case was dismissed with prejudice. On March 1, 2005, Steve Galfano filed a putative class action in the Superior Court of California, Los Angeles County, alleging that Blockbuster’s “no late fees” program was a breach of an express warranty and a violation of California’s business and professions code as an unfair business practice and misleading advertising claim. The suit sought compensatory, statutory and injunctive relief. On December 5, 2007, plaintiff Galfano’s individual claims were dismissed with prejudice and the purported claims alleged on behalf of the putative class were dismissed without prejudice. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit seeks compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

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

On April 4, 2006, Netflix, Inc. v. Blockbuster, Inc. was filed in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, that Blockbuster had sold and/or offered for sale in the United States a service that infringed two Netflix patents by copying Netflix’s patented business method, including but not limited to copying Netflix’s dynamic queue, copying Netflix’s method of sending DVDs to subscribers based on ranked order of titles in their queue and copying Netflix’s method of allowing subscribers to update and reorder their queue. The lawsuit also alleged that Blockbuster had actively induced and/or contributed to others’ infringement of the two patents. The lawsuit sought a preliminary and/or permanent injunction enjoining Blockbuster from any further acts of infringement of the two patents, unspecified compensatory damages, reasonable costs and expenses, and such other relief as the court deems proper. On June 13, 2006, Blockbuster answered and asserted antitrust counterclaims against Netflix. The counterclaims alleged that, among other things, the Netflix patents are unenforceable and were obtained through deceptive practices, and that the attempt to enforce them against Blockbuster is an attempt to monopolize the online rental

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

business. On April 30, 2007, Blockbuster dismissed its antitrust counterclaims against Netflix. Blockbuster continued to allege that Netflix failed to inform the U.S. Patent Office of previous patents and previous business methods of other companies, despite the legal duty to make such disclosures, and this failure rendered Netflix’s patents unenforceable. On June 25, 2007, Blockbuster and Netflix settled the case. On June 26, 2007, the case was dismissed with prejudice. The settlement did not have a material impact on the Company’s Consolidated Statements of Operations.

On September 8, 2006, John Halaris filed a putative class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserts claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorneys’ fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. On September 21, 2007, the trial court partially granted the above-named defendants’ motions to dismiss the complaint and dismissed plaintiff’s claims for restitution damages and alleged omissions by the above-named defendants. The trial court denied other portions of defendants’ motions to dismiss and reserved judgment on other portions of defendants’ motions to dismiss. The trial court allowed plaintiff the opportunity to re-plead his claims in light of the trial court’s partial dismissal. On November 5, 2007, plaintiff Halaris filed an amended class action complaint adding Dennis Conniff as an additional named plaintiff. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claimed that the above-named defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff sought declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. On February 1, 2008, the Court of Chancery granted the above-named defendants’ motions to dismiss and dismissed all of plaintiff’s claims with prejudice. On February 28, 2008, plaintiff Pfeffer filed her notice of appeal of the Court of Chancery’s dismissal. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

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

Note 11—401(k) Savings Plan

Effective May 1, 1999, the Company established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis, with the Company matching some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Employee contributions are forwarded to the Plan administrator and invested in various funds, including the Company’s Class A and Class B common stock, at the discretion of the employee. Through December 31, 2005, Company matching contributions were initially invested in Blockbuster’s Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, Company matching contributions are invested in various funds at the discretion of the employee. The Company incurred 401(k) savings plan expenses of $5.1 million, $5.0 million and $5.5 million for fiscal 2007, 2006 and 2005, respectively.

Note 12—Acquisition, Divestitures and Discontinued Operations

Acquisition

On August 8, 2007, the Company completed the acquisition (the “Acquisition”) of all of the outstanding membership interest of Movielink, LLC (“Movielink”), an online movie downloading business. Blockbuster purchased all of the outstanding membership interest of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE—MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB—MF LLC for $7.0 million in cash, as adjusted for Movielink’s working capital at the closing and before considering cash held in Movielink accounts of $1.0 million. Additionally, the Company paid approximately $0.7 million of Acquisition-related expenses. The purchase price for the Acquisition and Acquisition-related expenses was financed from the Company’s available cash, and the results of Movielink’s operations have been included in the consolidated financial statements since the date of Acquisition.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The Acquisition was accounted for under the purchase method of accounting. The following table summarizes fair values of the assets acquired and liabilities assumed:

Net assets of Movielink at August 8, 2007	$2.0
Liabilities assumed for estimated Movielink severance costs recorded in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination	(0.8)
Adjustment to reflect Movielink’s property and equipment at fair value	1.4
Acquired intangible encoding cost assets	2.1
Allocation of excess purchase price to goodwill	3.0

$7.7

The following unaudited pro forma summary presents information as if Movielink had been acquired at the beginning of the periods and assumes that there were no other changes in the Company’s operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Movielink been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	Fiscal Year Ended
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Pro forma net revenues	$5,544.7	$5,526.3	$5,725.0
Pro forma net income (loss)	$(87.2)	$26.8	$(616.6)
Pro forma net income (loss) per share—basic and diluted	$(0.52)	$0.08	$(3.35)

Divestitures

DEJ. In the fourth quarter of 2005, the Company completed the sale of its wholly-owned subsidiary D.E.J. Productions Inc. (“DEJ”) to First Look Media, Inc. for cash consideration of $22.5 million and recorded a gain on the sale of approximately $5.8 million. The gain on the sale represents a monetization of the library product held by DEJ at the date of the sale and is included in “General and administrative” in the Company’s Consolidated Statement of Operations for fiscal 2005. The Company used the proceeds from the sale for working capital and other general corporate purposes.

Taiwan. The Company also sold its Taiwan subsidiary, coupled with a master franchise license, in the fourth quarter of 2006. As a result, during the fourth quarter of 2006, the Company recorded a gain on sale of $7.1 million, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Gamestation. In the second quarter of 2007, the Company completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, the Company subsequently received $11.9 million relating to a working capital adjustment, resulting in final net proceeds of $147.7 million. The Company recorded a gain on sale of $81.5 million inclusive of a $22.4 million foreign currency translation gain. The Company retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. These stores will continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Australia. During the fourth quarter of 2007, the Company sold its equity interest in BBA Holdings Pty Ltd,. its wholly owned subsidiary for operations in Australia for $13.4 million to Video Ezy Australia Pty Limited, coupled with a master franchise license. The Company operated 29 stores while 346 stores were operated by franchisees. The Company recorded a gain on sale of $6.3 million, net of a $3.0 million foreign currency translation loss, which is reflected as a reduction of “General and administrative” expenses in the Company’s Consolidated Statements of Operations.

Discontinued Operations

Spain. In the second quarter of 2006, because of a continuing deterioration in market conditions, including the impact of piracy, the Company closed all of its company-operated store locations in Spain. The Company recorded $7.2 million in severance costs, inventory charges and other charges associated with the closure of these locations during 2006. Additionally, the Company recognized a $3.2 million foreign currency translation loss, net of tax, upon dissolution of the operations.

MTC. In the third quarter of 2006, Blockbuster completed the divestiture of its MOVIE TRADING CO.® (“MTC”) locations. The divestiture was completed through the sale of eleven stores to an unrelated third party and the closure of the remaining stores. The Company recorded $1.2 million in inventory charges and other charges incurred with the divestiture of these locations during 2006.

MBI. In the fourth quarter of 2006, Blockbuster completed the divestiture of Movie Brands Inc. (“MBI”), a wholly-owned subsidiary. The divestiture was completed through the sale of 52 stores to unrelated parties and the closure of the remaining stores. The Company recorded a loss on disposal of $0.6 million, net of tax, during the fourth quarter of 2006 associated with the divestiture of these locations.

RHINO. In the first quarter of 2007, the Company completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. The Company recorded a gain on sale of $2.1 million, net of tax, in connection with this divestiture.

Income (loss) from discontinued operations. In accordance with SFAS No. 144, the operations and gains and losses discussed above of Spain, MTC, MBI and RHINO have been classified as discontinued operations. Additionally, the Company’s consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
Revenues	$2.0	$87.8	$143.1
Income (loss) before income taxes	$0.4	$(27.2)	$(38.5)
Benefit (provision) for income taxes (Note 9)	—	14.0	(1.3)

Income (loss) from discontinued operations	$0.4	$(13.2)	$(39.8)

Note 13—Segment and Geographic Information

Segment Information

The Company operates its business in two reportable business segments: Domestic and International. Segments have been identified based on how management makes operating decisions, assesses performance and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

allocates resources. Management reviews asset information on a global basis, not by segment. Beginning in the fourth quarter of fiscal 2007, the Company increased its reporting segments from one to two. Segment information from all prior periods presented reflects these two segments.

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through Movielink. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

	Domestic Segment	International Segment	Unallocated Corporate	Total
Fiscal year ended January 6, 2008
Revenues	$3,607.9	$1,934.5	$—	$5,542.4
Operating income (loss)	$61.1	$160.9	$(182.9)	$39.1
Depreciation and intangible amortization	$122.4	$47.9	$15.4	$185.7
Impairment of goodwill and other long-lived assets	$2.2	$—	$—	$2.2
Net capital expenditures	$44.9	$28.6	$0.9	$74.4

Fiscal year ended December 31, 2006 (as restated)
Revenues	$3,617.2	$1,905.0	$—	$5,522.2
Operating income (loss)	$233.8	$43.9	$(204.1)	$73.6
Depreciation and intangible amortization	$136.8	$60.4	$13.7	$210.9
Impairment of goodwill and other long-lived assets	$—	$5.1	$—	$5.1
Net capital expenditures	$41.3	$30.6	$6.6	$78.5

Fiscal year ended December 31, 2005 (as restated)
Revenues	$3,860.6	$1,861.2	$—	$5,721.8
Operating income (loss)	$134.7	$(278.8)	$(238.8)	$(382.9)
Depreciation and intangible amortization	$150.8	$61.6	$11.9	$224.3
Impairment of goodwill and other long-lived assets	$0.9	$341.0	$—	$341.9
Net capital expenditures	$97.2	$32.8	$9.4	$139.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Geographic Information

Information regarding the Company’s operations by geographic area is presented below. The Company is domiciled in the United States and has international operations in Europe, Latin America, Australia, Canada, Mexico and Asia. Intercompany transactions between geographic areas are not significant.

	Fiscal Year Ended,
	January 6, 2008	December 31, 2006	December 31, 2005
		(As restated)	(As restated)
Revenues:
United States	$3,607.9	$3,617.2	$3,860.6
United Kingdom	755.0	840.6	813.0
Canada	472.1	434.6	398.2
International—all other	707.4	629.8	650.0

Total revenues	$5,542.4	$5,522.2	$5,721.8

Long-lived assets(1):
United States	$568.7	$695.0	$833.7
United Kingdom	42.1	78.5	87.0
Canada	39.0	34.4	38.6
International—all other	58.3	73.5	78.3
Corporate goodwill(2)	561.5	561.5	561.5

Total long-lived assets	$1,269.6	$1,442.9	$1,599.1

(1)	Includes all non-current assets except deferred tax assets.
(2)	Includes goodwill from the acquisition of Blockbuster by Viacom.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 14—Quarterly Results of Operations (unaudited)

Summarized Quarterly Data

The table below summarizes quarterly data for fiscal 2007 and 2006:

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter	Total Year
	(As Restated)	(As Restated)	(As Restated)
Fiscal Year Ended January 6, 2008
Revenues	$1,473.9	$1,263.2	$1,238.2	$1,567.1	$5,542.4
Gross profit	$762.5	$634.8	$670.2	$797.1	$2,864.6
Income (loss) from continuing operations	$(51.6)	$(30.3)	$(34.2)	$41.9	$(74.2)
Net income (loss)	$(49.0)	$(31.4)	$(34.4)	$41.0	$(73.8)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.28)	$(0.17)	$(0.20)	$0.20	$(0.45)
Net income (loss)	$(0.27)	$(0.18)	$(0.20)	$0.20	$(0.45)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.28)	$(0.17)	$(0.20)	$0.19	$(0.45)
Net income (loss)	$(0.27)	$(0.18)	$(0.20)	$0.18	$(0.45)
Weighted average shares outstanding—basic	189.4	190.0	190.6	191.1	190.3
Weighted average shares outstanding—diluted	189.4	190.0	190.6	221.7	190.3

	First Quarter(2)	Second Quarter(2)	Third Quarter	Fourth Quarter	Total Year
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Fiscal Year Ended December 31, 2006
Revenues	$1,396.9	$1,299.9	$1,313.4	$1,512.0	$5,522.2
Gross profit	$789.6	$730.1	$742.1	$780.7	$3,042.5
Income (loss) from continuing operations	$11.9	$64.9	$(26.7)	$13.6	$63.7
Net income (loss)	$(0.5)	$68.2	$(28.4)	$11.2	$50.5
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$0.33	$(0.16)	$0.05	$0.28
Net income (loss)	$(0.02)	$0.35	$(0.17)	$0.04	$0.21
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$0.30	$(0.16)	$0.05	$0.28
Net income (loss)	$(0.02)	$0.31	$(0.17)	$0.04	$0.21
Weighted average shares outstanding—basic	186.7	186.9	187.2	187.6	187.1
Weighted average shares outstanding—diluted	188.0	217.9	187.2	190.1	189.0

(1)	During the second quarter of 2007, as described in Note 12 above, the Company recognized a gain on sale of Gamestation of $81.5 million.
(2)	During the first and second quarters of 2006, as described in Note 8 above, the Company recognized a tax benefit resulting from the resolution of multi-year income tax audits. The tax benefit is reflected in “Benefit (provision) for income taxes” in the Company’s Consolidated Statements of Operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Restatements of Quarterly Financial Data

As discussed in Note 2, we have restated our consolidated financial statements for the years ended December 31, 2006 and 2005. We have also restated our unaudited condensed consolidated financial information for each of the previously reported interim periods of fiscal year 2007 and each of the interim periods of fiscal year 2006, the effects of which are presented below. In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position and its results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following tables present the impact of the restatement adjustments, further described below, on our unaudited consolidated financial statements for each of the previously reported interim periods of fiscal years 2007 and 2006:

	Thirteen Weeks Ended			Three Months Ended
	April 1, 2007			March 31, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$882.9	$0.9	$883.8	$902.7	$—	$902.7
Previously rented product (“PRP”) revenues	168.3	—	168.3	151.6	—	151.6

Total rental revenues	1,051.2	0.9	1,052.1	1,054.3	—	1,054.3
Merchandise sales	392.2	—	392.2	326.7	—	326.7
Other revenues	29.6	—	29.6	15.9	—	15.9

	1,473.0	0.9	1,473.9	1,396.9	—	1,396.9

Cost of sales:
Cost of rental revenues (3)	414.1	0.4	414.5	358.6	0.1	358.7
Cost of merchandise sold	296.9	—	296.9	248.6	—	248.6

	711.0	0.4	711.4	607.2	0.1	607.3

Gross profit	762.0	0.5	762.5	789.7	(0.1)	789.6

Operating expenses:
General and administrative (5)	654.5	1.0	655.5	667.6	0.4	668.0
Advertising	76.6	—	76.6	39.2	—	39.2
Depreciation and intangible amortization (6)	49.3	0.5	49.8	50.8	(0.6)	50.2

	780.4	1.5	781.9	757.6	(0.2)	757.4

Operating income (loss)	(18.4)	(1.0)	(19.4)	32.1	0.1	32.2
Interest expense	(23.6)	—	(23.6)	(26.7)	—	(26.7)
Interest income	1.9	—	1.9	1.3	—	1.3
Other items, net (8)	(0.4)	(1.6)	(2.0)	1.2	1.3	2.5

Income (loss) from continuing operations before income taxes	(40.5)	(2.6)	(43.1)	7.9	1.4	9.3
Benefit (provision) for income taxes	(8.5)	—	(8.5)	2.6	—	2.6

Income (loss) from continuing operations	(49.0)	(2.6)	(51.6)	10.5	1.4	11.9
Income (loss) from discontinued operations	2.6	—	2.6	(12.4)	—	(12.4)

Net income (loss)	(46.4)	(2.6)	(49.0)	(1.9)	1.4	(0.5)
Preferred stock dividends	(2.8)	—	(2.8)	(2.8)	—	(2.8)

Net income (loss) applicable to common stockholders	$(49.2)	$(2.6)	$(51.8)	$(4.7)	$1.4	$(3.3)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.27)	$(0.01)	$(0.28)	$0.04	$0.01	$0.05
Discontinued operations	0.01	—	0.01	(0.07)	—	(0.07)

Net income (loss)	$(0.26)	$(0.01)	$(0.27)	$(0.03)	$0.01	$(0.02)

Weighted-average common shares outstanding:
Basic	189.4		189.4	186.7		186.7

Diluted	189.4		189.4	188.0		188.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	April 1, 2007
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$182.3	$—	$182.3
Receivables	107.7	—	107.7
Merchandise inventories	370.5	—	370.5
Rental library, net(9)	435.7	(3.6)	432.1
Deferred income taxes	14.1	—	14.1
Prepaid and other current assets	220.7	—	220.7

Total current assets	1,331.0	(3.6)	1,327.4
Property and equipment, net(10)	537.8	1.8	539.6
Deferred income taxes	105.6	—	105.6
Intangibles, net	27.1	—	27.1
Goodwill(11)	803.5	(1.7)	801.8
Other assets	24.4	—	24.4

	$2,829.4	$(3.5)	$2,825.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(12)	$442.4	$10.1	$452.5
Accrued expenses	578.6	—	578.6
Current portion of long-term debt	23.3	—	23.3
Current portion of capital lease obligations	10.7	—	10.7
Deferred income taxes	97.2	—	97.2

Total current liabilities	1,152.2	10.1	1,162.3
Long-term debt, less current portion	841.0	—	841.0
Capital lease obligations, less current portion	46.1	—	46.1
Other liabilities(13)	89.4	6.5	95.9

	2,128.7	16.6	2,145.3

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share	150.0	—	150.0
Class A common stock, par value $0.01 per share	1.2	—	1.2
Class B common stock, par value $0.01 per share	0.7	—	0.7
Additional paid-in capital	5,374.6	—	5,374.6
Accumulated deficit(15)	(4,808.6)	(21.2)	(4,829.8)
Accumulated other comprehensive loss(14)	(17.2)	1.1	(16.1)

Total stockholders’ equity	700.7	(20.1)	680.6

Total liabilities and stockholders’ equity	$2,829.4	$(3.5)	$2,825.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Thirteen Weeks Ended			Three Months Ended
	April 1, 2007			March 31, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(46.4)	$(2.6)	$(49.0)	$(1.9)	$1.4	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (16)	49.4	0.5	49.9	51.3	(0.6)	50.7
Rental library purchases	(155.3)	—	(155.3)	(168.0)	—	(168.0)
Rental library amortization (17)	179.3	0.4	179.7	178.8	0.1	178.9
Non-cash share-based compensation	8.1	—	8.1	7.1	—	7.1
Gain on sale of store operations	(2.8)	—	(2.8)	—	—	—
Deferred taxes and other (19)	(0.6)	1.6	1.0	0.6	(1.3)	(0.7)
Change in operating assets and liabilities:
Change in receivables	28.4	—	28.4	21.7	—	21.7
Change in merchandise inventories	(30.8)	—	(30.8)	(0.4)	—	(0.4)
Change in prepaid and other assets	3.0	—	3.0	(29.1)	—	(29.1)
Change in accounts payable	(73.4)	—	(73.4)	45.1	—	45.1
Change in accrued expenses and other liabilities (22)	(102.9)	0.1	(102.8)	(64.2)	0.4	(63.8)

Net cash flow provided by (used for) operating activities	(144.0)	—	(144.0)	41.0	—	41.0

Cash flows from investing activities:
Capital expenditures	(11.0)	—	(11.0)	(8.1)	—	(8.1)
Proceeds from sale of store operations	8.5	—	8.5	0.9	—	0.9
Other investing activities	(0.1)	—	(0.1)	0.1	—	0.1

Net cash flow provided by (used for) investing activities	(2.6)	—	(2.6)	(7.1)	—	(7.1)

Cash flows from financing activities:
Repayments on credit agreement	(60.1)	—	(60.1)	(80.2)	—	(80.2)
Cash dividends on preferred stock	(2.8)	—	(2.8)	(2.8)	—	(2.8)
Capital lease payments	(3.1)	—	(3.1)	(4.1)	—	(4.1)

Net cash provided by (used for) financing activities	(66.0)	—	(66.0)	(87.1)	—	(87.1)

Effect of exchange rate changes on cash	—	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	(212.6)	—	(212.6)	(52.5)	—	(52.5)
Cash and cash equivalents at beginning of period	394.9	—	394.9	276.2	—	276.2

Cash and cash equivalents at end of period	$182.3	$—	$182.3	$223.7	$—	$223.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Thirteen Weeks Ended July 1, 2007			Three Months Ended June 30, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues	$798.5	$—	$798.5	$835.8	$—	$835.8
Previously rented product (“PRP”) revenues	166.0	—	166.0	150.4	—	150.4

Total rental revenues	964.5	—	964.5	986.2	—	986.2
Merchandise sales	285.2	—	285.2	299.8	—	299.8
Other revenues	13.5	—	13.5	13.9	—	13.9

	1,263.2	—	1,263.2	1,299.9	—	1,299.9

Cost of sales:
Cost of rental revenues (3)	414.5	(0.4)	414.1	347.6	0.2	347.8
Cost of merchandise sold (4)	213.2	1.1	214.3	222.0	—	222.0

	627.7	0.7	628.4	569.6	0.2	569.8

Gross profit	635.5	(0.7)	634.8	730.3	(0.2)	730.1

Operating expenses:
General and administrative (5)	624.3	(1.8)	622.5	643.9	0.6	644.5
Advertising	54.8	—	54.8	34.5	—	34.5
Depreciation and intangible amortization (6)	47.8	0.9	48.7	54.0	(0.6)	53.4
Gain on sale of Gamestation (7)	(77.7)	(3.6)	(81.3)		—

	649.2	(4.5)	644.7	732.4	—	732.4

Operating income (loss)	(13.7)	3.8	(9.9)	(2.1)	(0.2)	(2.3)
Interest expense	(21.1)	—	(21.1)	(26.2)	—	(26.2)
Interest income	1.9	—	1.9	4.4	—	4.4
Other items, net (8)	1.7	0.1	1.8	0.6	—	0.6

Income (loss) from continuing operations before income taxes	(31.2)	3.9	(27.3)	(23.3)	(0.2)	(23.5)
Benefit (provision) for income taxes	(3.0)	—	(3.0)	88.4	—	88.4

Income (loss) from continuing operations	(34.2)	3.9	(30.3)	65.1	(0.2)	64.9
Income (loss) from discontinued operations	(1.1)	—	(1.1)	3.3	—	3.3

Net income (loss)	(35.3)	3.9	(31.4)	68.4	(0.2)	68.2
Preferred stock dividends	(2.8)	—	(2.8)	(2.8)	—	(2.8)

Net income (loss) applicable to common stockholders	$(38.1)	$3.9	$(34.2)	$65.6	$(0.2)	$65.4

Net income (loss) per common share:
Basic
Continuing operations	$(0.19)	$0.02	$(0.17)	$0.33	$—	$0.33
Discontinued operations	(0.01)	—	(0.01)	0.02	—	0.02

Net income (loss)	$(0.20)	$0.02	$(0.18)	$0.35	$—	$0.35

Diluted
Continuing operations	$(0.19)	$0.02	$(0.17)	$0.30	$—	$0.30
Discontinued operations	(0.01)	—	(0.01)	0.01	—	0.01

Net income (loss)	$(0.20)	$0.02	$(0.18)	$0.31	$—	$0.31

Weighted-average common shares outstanding:
Basic	190.0		190.0	186.9		186.9

Diluted	190.0		190.0	217.9		217.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Twenty-Six Weeks Ended July 1, 2007			Six Months Ended June 30, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$1,681.4	$0.9	$1,682.3	$1,738.5	$—	$1,738.5
Previously rented product (“PRP”) revenues	334.3	—	334.3	302.0	—	302.0

Total rental revenues	2,015.7	0.9	2,016.6	2,040.5	—	2,040.5
Merchandise sales	677.4	—	677.4	626.5	—	626.5
Other revenues	43.1	—	43.1	29.8	—	29.8

	2,736.2	0.9	2,737.1	2,696.8	—	2,696.8

Cost of sales:
Cost of rental revenues (3)	828.6	—	828.6	706.2	0.3	706.5
Cost of merchandise sold (4)	510.1	1.1	511.2	470.6	—	470.6

	1,338.7	1.1	1,339.8	1,176.8	0.3	1,177.1

Gross profit	1,397.5	(0.2)	1,397.3	1,520.0	(0.3)	1,519.7

Operating expenses:
General and administrative (5)	1,278.8	(0.8)	1,278.0	1,311.5	1.0	1,312.5
Advertising	131.4	—	131.4	73.7	—	73.7
Depreciation and intangible amortization (6)	97.1	1.4	98.5	104.8	(1.2)	103.6
Gain on sale of Gamestation (7)	(77.7)	(3.6)	(81.3)	—	—	—

	1,429.6	(3.0)	1,426.6	1,490.0	(0.2)	1,489.8

Operating income (loss)	(32.1)	2.8	(29.3)	30.0	(0.1)	29.9
Interest expense	(44.7)	—	(44.7)	(52.9)	—	(52.9)
Interest income	3.8	—	3.8	5.7	—	5.7
Other items, net (8)	1.3	(1.5)	(0.2)	1.8	1.3	3.1

Income (loss) from continuing operations before income taxes	(71.7)	1.3	(70.4)	(15.4)	1.2	(14.2)
Benefit (provision) for income taxes	(11.5)	—	(11.5)	91.0	—	91.0

Income (loss) from continuing operations	(83.2)	1.3	(81.9)	75.6	1.2	76.8
Income (loss) from discontinued operations	1.5	—	1.5	(9.1)	—	(9.1)

Net income (loss)	(81.7)	1.3	(80.4)	66.5	1.2	67.7
Preferred stock dividends	(5.6)	—	(5.6)	(5.6)	—	(5.6)

Net income (loss) applicable to common stockholders	$(87.3)	$1.3	$(86.0)	$60.9	$1.2	$62.1

Net income (loss) per common share:
Basic
Continuing operations	$(0.47)	$0.01	$(0.46)	$0.37	$0.01	$0.38
Discontinued operations	0.01	—	0.01	(0.04)	—	(0.04)

Net income (loss)	$(0.46)	$0.01	$(0.45)	$0.33	$0.01	$0.34

Diluted
Continuing operations	$(0.47)	$0.01	$(0.46)	$0.35	$—	$0.35
Discontinued operations	0.01	—	0.01	(0.04)	—	(0.04)

Net income (loss)	$(0.46)	$0.01	$(0.45)	$0.31	$—	$0.31

Weighted-average common shares outstanding:
Basic	189.7		189.7	186.8		186.8

Diluted	189.7		189.7	217.5		217.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	July 1, 2007
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$147.9	$—	$147.9
Receivables	108.3	—	108.3
Merchandise inventories	303.1	—	303.1
Rental library, net(9) .	416.5	(3.2)	413.3
Deferred income taxes	14.1	—	14.1
Prepaid and other current assets	191.9	—	191.9

Total current assets	1,181.8	(3.2)	1,178.6
Property and equipment, net(10)	499.9	1.2	501.1
Deferred income taxes	68.2	—	68.2
Intangibles, net	12.0	—	12.0
Goodwill(11)	773.3	(1.7)	771.6
Other assets	22.9	—	22.9

	$2,558.1	$(3.7)	$2,554.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable(12)	$378.1	$3.6	$381.7
Accrued expenses	567.3	—	567.3
Current portion of long-term debt	17.7	—	17.7
Current portion of capital lease obligations	10.2	—	10.2
Deferred income taxes	59.9	—	59.9

Total current liabilities	1,033.2	3.6	1,036.8
Long-term debt, less current portion	745.8	—	745.8
Capital lease obligations, less current portion	43.6	—	43.6
Other liabilities(13)	83.5	7.5	91.0

	1,906.1	11.1	1,917.2

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share	150.0	—	150.0
Class A common stock, par value $0.01 per share	1.2	—	1.2
Class B common stock, par value $0.01 per share	0.7	—	0.7
Additional paid-in capital	5,374.7	—	5,374.7
Accumulated deficit(15)	(4,843.9)	(17.3)	(4,861.2)
Accumulated other comprehensive loss(14)	(30.7)	2.5	(28.2)

Total stockholders’ equity	652.0	(14.8)	637.2

Total liabilities and stockholders’ equity	$2,558.1	$(3.7)	$2,554.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Twenty-Six Weeks Ended			Six Months Ended
	July 1, 2007			June 30, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(81.7)	$1.3	$(80.4)	$66.5	$1.2	$67.7
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (16)	97.1	1.4	98.5	106.4	(1.2)	105.2
Rental library purchases	(316.3)	—	(316.3)	(306.1)	—	(306.1)
Rental library amortization (17)	366.1	—	366.1	355.7	0.3	356.0
Non-cash share-based compensation	8.7	—	8.7	13.7	—	13.7
Gain on sale of real estate	—	—	—	(6.4)	—	(6.4)
Gain on sale of Gamestation (18)	(77.7)	(3.6)	(81.3)	1.7	—	1.7
Deferred taxes and other (19)	(2.8)	1.5	(1.3)	—	(1.3)	(1.3)
Change in operating assets and liabilities:
Change in receivables	37.9	—	37.9	30.5	—	30.5
Change in merchandise inventories (20)	(22.4)	1.1	(21.3)	20.9	—	20.9
Change in prepaid and other assets	26.2	—	26.2	(37.0)	—	(37.0)
Change in accounts payable (21)	(111.3)	(2.8)	(114.1)	(66.8)	—	(66.8)
Change in accrued expenses and other liabilities (22)	(108.1)	1.1	(107.0)	(161.4)	1.0	(160.4)

Net cash flow provided by (used for) operating activities	(184.3)	—	(184.3)	17.7	—	17.7

Cash flows from investing activities:
Capital expenditures	(30.5)	—	(30.5)	(23.8)	—	(23.8)
Proceeds from sale of Gamestation	135.8	—	135.8	—	—	—
Proceeds from sale of store operations	—	—	—	1.7	—	1.7
Proceeds from sale of real estate	8.5	—	8.5	7.8	—	7.8
Other investing activities	(7.0)	—	(7.0)	—	—	—

Net cash flow provided by (used for) investing activities	106.8	—	106.8	(14.3)	—	(14.3)

Cash flows from financing activities:
Proceeds from credit agreement	40.0	—	40.0	—	—	—
Repayments on credit agreement	(200.9)	—	(200.9)	(145.3)	—	(145.3)
Cash dividends on preferred stock	(5.6)	—	(5.6)	(5.6)	—	(5.6)
Capital lease payments	(6.0)	—	(6.0)	(8.4)	—	(8.4)

Net cash provided by (used for) financing activities	(172.5)	—	(172.5)	(159.3)	—	(159.3)

Effect of exchange rate changes on cash	3.0	—	3.0	4.7	—	4.7

Net increase (decrease) in cash and cash equivalents	(247.0)	—	(247.0)	(151.2)	—	(151.2)
Cash and cash equivalents at beginning of period	394.9	—	394.9	276.2	—	276.2

Cash and cash equivalents at end of period	$147.9	$—	$147.9	$125.0	$—	$125.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Thirteen Weeks Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues	$812.1	$—	$812.1	$826.2	$—	$826.2
Previously rented product (“PRP”) revenues	150.6	—	150.6	167.3	—	167.3

Total rental revenues	962.7	—	962.7	993.5	—	993.5
Merchandise sales	267.6	—	267.6	304.0	—	304.0
Other revenues	7.9	—	7.9	15.9	—	15.9

	1,238.2	—	1,238.2	1,313.4	—	1,313.4

Cost of sales:
Cost of rental revenues (3)	365.4	—	365.4	347.7	0.9	348.6
Cost of merchandise sold (4)	205.0	(2.4)	202.6	222.2	0.5	222.7

	570.4	(2.4)	568.0	569.9	1.4	571.3

Gross profit	667.8	2.4	670.2	743.5	(1.4)	742.1

Operating expenses:
General and administrative (5)	603.2	1.0	604.2	655.1	0.4	655.5
Advertising	27.5	—	27.5	33.0	—	33.0
Depreciation and intangible amortization (6)	42.9	0.6	43.5	52.1	1.7	53.8
Gain on sale of Gamestation	(0.2)	—	(0.2)	—	—	—

	673.4	1.6	675.0	740.2	2.1	742.3

Operating income (loss)	(5.6)	0.8	(4.8)	3.3	(3.5)	(0.2)
Interest expense	(20.7)	—	(20.7)	(24.2)	—	(24.2)
Interest income	1.3	—	1.3	1.6	—	1.6
Other items, net (8)	(1.1)	(0.2)	(1.3)	0.6	(0.2)	0.4

Income (loss) from continuing operations before income taxes	(26.1)	0.6	(25.5)	(18.7)	(3.7)	(22.4)
Benefit (provision) for income taxes	(8.7)	—	(8.7)	(4.3)	—	(4.3)

Income (loss) from continuing operations	(34.8)	0.6	(34.2)	(23.0)	(3.7)	(26.7)
Income (loss) from discontinued operations	(0.2)	—	(0.2)	(1.7)	—	(1.7)

Net income (loss)	(35.0)	0.6	(34.4)	(24.7)	(3.7)	(28.4)
Preferred stock dividends	(2.8)	—	(2.8)	(2.8)	—	(2.8)

Net income (loss) applicable to common stockholders	$(37.8)	$0.6	$(37.2)	$(27.5)	$(3.7)	$(31.2)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.20)	$—	$(0.20)	$(0.14)	$(0.02)	$(0.16)
Discontinued operations	(0.00)	—	(0.00)	(0.01)	—	(0.01)

Net income (loss)	$(0.20)	$—	$(0.20)	$(0.15)	$(0.02)	$(0.17)

Weighted-average common shares outstanding:
Basic and diluted	190.6		190.6	187.2		187.2

	Thirty-Nine Weeks Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$2,493.5	$0.9	$2,494.4	$2,564.7	$—	$2,564.7
Previously rented product (“PRP”) revenues	484.9	—	484.9	469.3	—	469.3

Total rental revenues	2,978.4	0.9	2,979.3	3,034.0	—	3,034.0
Merchandise sales	945.0	—	945.0	930.5	—	930.5
Other revenues	51.0	—	51.0	45.7	—	45.7

	3,974.4	0.9	3,975.3	4,010.2	—	4,010.2

Cost of sales:
Cost of rental revenues (3)	1,194.0	—	1,194.0	1,053.9	1.2	1,055.1
Cost of merchandise sold (4)	715.1	(1.3)	713.8	692.8	0.5	693.3

	1,909.1	(1.3)	1,907.8	1,746.7	1.7	1,748.4

Gross profit	2,065.3	2.2	2,067.5	2,263.5	(1.7)	2,261.8

Operating expenses:
General and administrative (5)	1,882.0	0.2	1,882.2	1,966.6	1.4	1,968.0
Advertising	158.9	—	158.9	106.7	—	106.7
Depreciation and intangible amortization (6)	140.0	2.0	142.0	156.9	0.5	157.4
Gain on sale of Gamestation (7)	(77.9)	(3.6)	(81.5)	—	—	—

	2,103.0	(1.4)	2,101.6	2,230.2	1.9	2,232.1

Operating income (loss)	(37.7)	3.6	(34.1)	33.3	(3.6)	29.7
Interest expense	(65.4)	—	(65.4)	(77.1)	—	(77.1)
Interest income	5.1	—	5.1	7.3	—	7.3
Other items, net (8)	0.2	(1.7)	(1.5)	2.4	1.1	3.5

Income (loss) from continuing operations before income taxes	(97.8)	1.9	(95.9)	(34.1)	(2.5)	(36.6)
Benefit (provision) for income taxes	(20.2)	—	(20.2)	86.7	—	86.7

Income (loss) from continuing operations	(118.0)	1.9	(116.1)	52.6	(2.5)	50.1
Income (loss) from discontinued operations	1.3	—	1.3	(10.8)	—	(10.8)

Net income (loss)	(116.7)	1.9	(114.8)	41.8	(2.5)	39.3
Preferred stock dividends	(8.4)	—	(8.4)	(8.4)	—	(8.4)

Net income (loss) applicable to common stockholders	$(125.1)	$1.9	$(123.2)	$33.4	$(2.5)	$30.9

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.67)	$0.01	$(0.66)	$0.24	$(0.01)	$0.22
Discontinued operations	0.01	—	0.01	(0.06)	—	(0.06)

Net income (loss)	$(0.66)	$0.01	$(0.65)	$0.18	$(0.01)	$0.17

Weighted-average common shares outstanding:
Basic and diluted	190.0		190.0	186.9		186.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	September 30, 2007
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$129.3	$—	$129.3
Receivables	91.4	—	91.4
Merchandise inventories	348.8	—	348.8
Rental library, net (9)	434.3	(3.2)	431.1
Deferred income taxes	14.1	—	14.1
Prepaid and other current assets	190.8	—	190.8

Total current assets	1,208.7	(3.2)	1,205.5
Property and equipment, net (10)	487.1	0.6	487.7
Deferred income taxes	135.2	—	135.2
Intangibles, net	13.8	—	13.8
Goodwill (11)	776.3	(1.7)	774.6
Other assets	21.9	—	21.9

	$2,643.0	$(4.3)	$2,638.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (12)	$417.1	$1.2	$418.3
Accrued expenses	556.1	—	556.1
Current portion of long-term debt	35.1	—	35.1
Current portion of capital lease obligations	10.0	—	10.0
Deferred income taxes	127.4	—	127.4

Total current liabilities	1,145.7	1.2	1,146.9
Long-term debt, less current portion	754.5	—	754.5
Capital lease obligations, less current portion	41.0	—	41.0
Other liabilities (13)	79.0	8.5	87.5

	2,020.2	9.7	2,029.9

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share	150.0	—	150.0
Class A common stock, par value $0.01 per share	1.2	—	1.2
Class B common stock, par value $0.01 per share	0.7	—	0.7
Additional paid-in capital	5,373.3	—	5,373.3
Accumulated deficit (15)	(4,878.9)	(16.7)	(4,895.6)
Accumulated other comprehensive loss (14)	(23.5)	2.7	(20.8)

Total stockholders’ equity	622.8	(14.0)	608.8

Total liabilities and stockholders’ equity	$2,643.0	$(4.3)	$2,638.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Thirty-Nine Weeks Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(116.7)	$1.9	$(114.8)	$41.8	$(2.5)	$39.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (16)	140.0	2.0	142.0	158.8	0.5	159.3
Rental library purchases	(500.7)	—	(500.7)	(452.2)	—	(452.2)
Rental library amortization (17)	540.2	—	540.2	526.5	1.2	527.7
Non-cash share-based compensation	9.9	—	9.9	18.4	—	18.4
Gain on sale of real estate		—	—	(6.4)	—	(6.4)
Gain on sale of Gamestation (18)	(77.9)	(3.6)	(81.5)	—	—	—
Deferred taxes and other (19)	(1.7)	1.7	—	6.7	(1.1)	5.6
Change in operating assets and liabilities:						—
Change in receivables	45.1	—	45.1	30.8	—	30.8
Change in merchandise inventories (20)	(56.8)	1.1	(55.7)	22.4	0.5	22.9
Change in prepaid and other assets	31.3	—	31.3	52.6	—	52.6
Change in accounts payable (21)	(80.3)	(5.2)	(85.5)	(68.0)	—	(68.0)
Change in accrued expenses and other liabilities (22)	(133.8)	2.1	(131.7)	(161.9)	1.4	(160.5)

Net cash flow provided by (used for) operating activities	(201.4)	—	(201.4)	169.5	—	169.5

Cash flows from investing activities:
Capital expenditures	(52.0)	—	(52.0)	(39.7)	—	(39.7)
Cash used for acquisitions	(12.0)	—	(12.0)		—
Proceeds from sale of Gamestation	147.7	—	147.7		—
Proceeds from sale of store operations	8.5	—	8.5	3.1	—	3.1
Proceeds from sale of real estate		—		7.8	—	7.8
Acquisition of intangible asset	(7.1)	—	(7.1)		—
Other investing activities	0.9	—	0.9	0.5	—	0.5

Net cash flow provided by (used for) investing activities	86.0	—	86.0	(28.3)	—	(28.3)

Cash flows from financing activities:
Proceeds from credit agreement	85.0	—	85.0	—	—	—
Repayments on credit agreement	(219.8)	—	(219.8)	(150.4)	—	(150.4)
Debt issuance costs	(4.0)	—	(4.0)	—	—	—
Cash dividends on preferred stock	(8.4)	—	(8.4)	(8.4)	—	(8.4)
Capital lease payments	(8.8)	—	(8.8)	(12.4)	—	(12.4)

Net cash provided by (used for) financing activities	(156.0)	—	(156.0)	(171.2)	—	(171.2)

Effect of exchange rate changes on cash	5.8		5.8	8.6		8.6

Net increase (decrease) in cash and cash equivalents	(265.6)	—	(265.6)	(21.4)	—	(21.4)
Cash and cash equivalents at beginning of period	394.9	—	394.9	276.2	—	276.2

Cash and cash equivalents at end of period	$129.3	$—	$129.3	$254.8	$—	$254.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Three Months Ended December 31, 2006
	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$849.4	$(1.0)	$848.4
Previously rented product (“PRP”) revenues	146.7	—	146.7

Total rental revenues	996.1	(1.0)	995.1
Merchandise sales (2)	501.7	(0.3)	501.4
Other revenues	15.5	—	15.5

	1,513.3	(1.3)	1,512.0

Cost of sales:
Cost of rental revenues (3)	346.5	2.3	348.8
Cost of merchandise sold	382.5	—	382.5

	729.0	2.3	731.3

Gross profit	784.3	(3.6)	780.7

Operating expenses:
General and administrative (5)	634.1	(3.5)	630.6
Advertising	47.6	—	47.6
Depreciation and intangible amortization (6)	51.7	1.8	53.5
Impairment of goodwill and other long-lived assets	5.1	—	5.1

	738.5	(1.7)	736.8

Operating income (loss)	45.8	(1.9)	43.9
Interest expense	(24.5)	—	(24.5)
Interest income	2.6	—	2.6
Other items, net (8)	1.7	0.2	1.9

Income (loss) fom continuing operations before income taxes	25.6	(1.7)	23.9
Benefit (provision) for income taxes	(10.3)	—	(10.3)

Income (loss) from continuing operations	15.3	(1.7)	13.6
Income (loss) from discontinued operations, net of tax	(2.4)	—	(2.4)

Net income (loss)	12.9	(1.7)	11.2
Preferred stock dividends	(2.9)	—	(2.9)

Net income (loss) applicable to common stockholders	$10.0	$(1.7)	$8.3

Net income (loss) per common share:
Basic
Continuing operations	$0.06	$(0.01)	$0.05
Discontinued operations	(0.01)	—	(0.01)

Net income (loss)	$0.05	$(0.01)	$0.04

Net income (loss) per common share:
Diluted
Continuing operations	$0.06	$(0.01)	$0.05
Discontinued operations	(0.01)	—	(0.01)

Net income (loss)	$0.05	$(0.01)	$0.04

Weighted-average common shares outstanding:
Basic	187.6		187.6

Diluted	190.1		190.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Consolidated Statements of Operations

(1)	Adjustments for customer credit errors and gift card service fee errors:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Customer credit	$—	$—	$—	$—	$—	$—	$(1.0)
Gift card service fee	0.9	—	—	—	—	—	—

	$0.9	$—	$—	$—	$—	$—	$(1.0)

(2)	Adjustment for customer credit errors of $(0.3) million in the fourth quarter of 2006.

(3)	Adjustments for freight accrual errors, account reconciliation errors, and excess cooperative advertising errors:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Freight accrual	$—	$—	$—	$—	$—	$0.5	$—
Account reconciliation	—	—	—	—	—	1.3	—
Excess cooperative advertising	0.4	(0.4)	—	0.1	0.2	(0.9)	2.3

	$0.4	$(0.4)	$—	$0.1	$0.2	$0.9	$2.3

(4)	Adjustments for intercompany account balance errors, classification errors between cost of merchandise sold and gain on sale of Gamestation, and freight accrual errors:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Intercompany account balance	$—	$—	$(2.4)	$—	$—	$—	$—
Gain on sale of Gamestation	—	1.1	—	—	—	—	—
Freight accrual	—	—	—	—	—	0.5	—

	$—	$1.1	$(2.4)	$—	$—	$0.5	$—

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(5)	Adjustments for rent expense errors, general and administrative expense accruals errors, and foreign currency translation adjustment errors impacting the gain on sale of our Taiwan subsidiary:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Rent expense	$1.0	$1.0	$1.0	$0.7	$0.8	$0.7	$0.8
General and administrative expense accruals	—	(2.8)	—	(0.3)	(0.2)	(0.3)	(3.1)
Foreign currency translation adjustment	—	—	—	—	—	—	(1.2)

	$1.0	$(1.8)	$1.0	$0.4	$0.6	$0.4	$(3.5)

(6)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Depreciation expense	$0.5	$0.6	$0.6	$(0.6)	$(0.6)	$1.7	$1.8
Gain on sale of Gamestation	—	0.3	—	—	—	—	—

	$0.5	$0.9	$0.6	$(0.6)	$(0.6)	$1.7	$1.8

(7)	Adjustments for errors in the computation of gain on sale of Gamestation in the second quarter of 2007 of $(3.6) million.

(8)	Adjustments for foreign currency translation adjustment errors impacting recognized foreign currency transaction gains and losses:

	2007			2006
	Thirteen Weeks ended			Three Months Ended
	April 1	July 1	September 30	March 31	June 30	September 30	December 31
Foreign currency translation adjustments	$(1.6)	$0.1	$(0.2)	$1.3	$—	$(0.2)	$0.2

Consolidated Balance Sheets

(9)	Adjustments for excess cooperative advertising errors:

	2007
	April 1	July 1	September 30
Excess cooperative advertising	$(3.6)	$(3.2)	$(3.2)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(10)	Adjustments for depreciation expense errors on store fixtures and signage:

	2007
	April 1	July 1	September 30
Depreciation expense	$1.8	$1.2	$0.6

(11)	Adjustments to goodwill for the impact of restatements on prior year impairment charges:

	2007
	April 1	July 1	September 30
Goodwill	$(1.7)	$(1.7)	$(1.7)

(12)	Adjustments for intercompany account balance errors, general and administrative expense accruals errors, and liabilities not appropriately relieved in connection with the computation of the gain on sale of Gamestation:

	2007
	April 1	July 1	September 30
Intercompany account balance	$2.4	$2.4	$—
General and administrative expense accruals	7.7	4.9	4.9
Gain on sale of Gamestation	—	(3.7)	(3.7)

	$10.1	$3.6	$1.2

(13)	Adjustments for rent expense errors and gift card service fee errors:

	2007
	April 1	July 1	September 30
Rent expense	$7.4	$8.4	$9.4
Gift card service fee	(0.9)	(0.9)	(0.9)

	$6.5	$7.5	$8.5

(14)	Adjustments for foreign currency translation adjustment errors:

	2007
	April 1	July 1	September 30
Foreign currency translation adjustment	$1.1	$2.5	$2.7

(15)	Adjustments to accumulated deficit for errors described in notes (9) – (14) above.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Consolidated Statements of Cash Flows

(16)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Depreciation expense	$0.5	$1.1	$1.7	$(0.6)	$(1.2)	$0.5
Gain on sale of Gamestation	—	0.3	0.3	—	—	—

	$0.5	$1.4	$2.0	$(0.6)	$(1.2)	$0.5

(17)	Adjustments for excess cooperative advertising errors, freight accrual errors, and account reconciliation errors:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Excess cooperative advertising	$0.4	$—	$—	$0.1	$0.3	$(0.6)
Freight accrual	—	—	—	—	—	0.5
Account reconciliation	—	—	—	—	—	1.3

	$0.4	$—	$—	$0.1	$0.3	$1.2

(18)	Adjustments for errors in the computation of gain on sale of Gamestation in the second quarter of 2007:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Gain on sale of Gamestation	$—	$(3.6)	$(3.6)	$—	$—	$—

(19)	Adjustments for foreign currency translation adjustment errors:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Foreign currency translation adjustment	$1.6	$1.5	$1.7	$(1.3)	$(1.3)	$(1.1)

(20)	Adjustments for classification errors between cost of merchandise sold and gain on sale of Gamestation and freight accrual errors:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Gain on sale of Gamestation	$—	$1.1	$1.1	$—	$—	$—
Freight accrual	—	—	—	—	—	0.5

	$—	$1.1	$1.1	$—	$—	$0.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(21)	Adjustments for general and administrative expense accruals errors and intercompany account balance errors:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
General and administrative expense accruals	$—	$(2.8)	$(2.8)	$—	$—	$—
Intercompany account balance	—	—	(2.4)	—	—	—

	$—	$(2.8)	$(5.2)	$—	$—	$—

(22)	Adjustments for rent expense errors, gift card service fee errors, and general and administrative expense accruals errors:

	2007			2006
	Fiscal Year-to-Date ended			Fiscal Year-to-Date ended
	April 1	July 1	September 30	March 31	June 30	September 30
Rent expense	$1.0	$2.0	$3.0	$0.7	$1.5	$2.2
Gift card service fee	(0.9)	(0.9)	(0.9)	—	—	—
General and administrative expense accruals	—	—	—	(0.3)	(0.5)	(0.8)

	$0.1	$1.1	$2.1	$0.4	$1.0	$1.4

Note 15—Condensed Consolidating Financial Statements

The Company’s Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. The Company’s domestic subsidiaries consist primarily of its retail home video operations that are not operated under the Blockbuster brand name and the Company’s distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s Senior Subordinated Notes is included in Note 8 above.

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

Blockbuster Inc. and its subsidiaries file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with the Company’s tax matters agreement with Viacom.

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

	Statement of Operations for the Fiscal Year Ended January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,137.1	$—	$945.4	$—	$4,082.5
Merchandise sales	446.4	—	953.7	—	1,400.1
Other revenues	78.8	77.2	8.5	(104.7)	59.8

	3,662.3	77.2	1,907.6	(104.7)	5,542.4

Cost of sales:
Cost of rental revenues	1,314.3	—	289.7	—	1,604.0
Cost of merchandise sold	322.2	2.3	749.3	—	1,073.8

	1,636.5	2.3	1,039.0	—	2,677.8

Gross profit	2,025.8	74.9	868.6	(104.7)	2,864.6

Operating expenses:
General and administrative	1,798.0	78.0	753.8	(104.7)	2,525.1
Advertising	150.5	—	43.5	—	194.0
Depreciation and intangible amortization	137.7	—	48.0	—	185.7
Impairment of goodwill and other long-lived assets	2.2	—	—	—	2.2
Gain on sale of Gamestation	—	—	(81.5)	—	(81.5)

	2,088.4	78.0	763.8	(104.7)	2,825.5

Operating income (loss)	(62.6)	(3.1)	104.8	—	39.1
Interest expense	(84.9)	—	(4.9)	1.1	(88.7)
Interest income	4.7	—	2.9	(1.1)	6.5
Other items, net	(3.7)	—	2.2	—	(1.5)

Income (loss) from continuing operations before income taxes	(146.5)	(3.1)	105.0	—	(44.6)
Benefit (provision) for income taxes	(8.3)	—	(21.3)	—	(29.6)
Equity in income (loss) of affiliated companies, net of tax	81.1	—	—	(81.1)	—

Income (loss) from continuing operations	(73.7)	(3.1)	83.7	(81.1)	(74.2)
Income (loss) from discontinued operations, net of tax	(0.1)	1.3	(0.8)	—	0.4

Net income (loss)	$(73.8)	$(1.8)	$82.9	$(81.1)	$(73.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Fiscal Year Ended December 31, 2006 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,100.8	$—	$928.3	$—	$4,029.1
Merchandise sales	473.8	—	958.1	—	1,431.9
Other revenues	69.2	76.2	13.5	(97.7)	61.2

	3,643.8	76.2	1,899.9	(97.7)	5,522.2

Cost of sales:
Cost of rental revenues	1,111.6	—	292.3	—	1,403.9
Cost of merchandise sold	339.5	—	736.3	—	1,075.8

	1,451.1	—	1,028.6	—	2,479.7

Gross profit	2,192.7	76.2	871.3	(97.7)	3,042.5

Operating expenses:
General and administrative	1,871.4	79.6	745.3	(97.7)	2,598.6
Advertising	118.7	—	35.6	—	154.3
Depreciation and intangible amortization	150.6	—	60.3	—	210.9
Impairment of goodwill and other long-lived assets	—	—	5.1	—	5.1

	2,140.7	79.6	846.3	(97.7)	2,968.9

Operating income (loss)	52.0	(3.4)	25.0	—	73.6
Interest expense	(96.9)	—	(12.0)	7.3	(101.6)
Interest income	13.9	—	3.3	(7.3)	9.9
Other items, net	(23.1)	—	28.5	—	5.4

Income (loss) from continuing operations before income taxes	(54.1)	(3.4)	44.8	—	(12.7)
Benefit (provision) for income taxes	91.5	—	(15.1)	—	76.4
Equity in income (loss) of affiliated companies, net of tax	(0.9)	—	—	0.9	—

Income (loss) from continuing operations	36.5	(3.4)	29.7	0.9	63.7
Income (loss) from discontinued operations, net of tax	14.0	(12.6)	(14.6)	—	(13.2)

Net income (loss)	$50.5	$(16.0)	$15.1	$0.9	$50.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Year Ended December 31, 2005 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,146.1	$33.8	$994.8	$(14.0)	$4,160.7
Merchandise sales	640.2	—	848.7	—	1,488.9
Other revenues	93.2	101.5	12.2	(134.7)	72.2

	3,879.5	135.3	1,855.7	(148.7)	5,721.8

Cost of sales:
Cost of rental revenues	1,065.1	32.6	312.9	(14.0)	1,396.6
Cost of merchandise sold	511.1	—	653.3	—	1,164.4

	1,576.2	32.6	966.2	(14.0)	2,561.0

Gross profit	2,303.3	102.7	889.5	(134.7)	3,160.8

Operating expenses:
General and administrative	1,998.5	106.6	754.4	(134.7)	2,724.8
Advertising	204.6	1.9	46.2	—	252.7
Depreciation and intangible amortization	162.9	—	61.4	—	224.3
Impairment of goodwill and other long-lived assets	0.9	—	341.0	—	341.9

	2,366.9	108.5	1,203.0	(134.7)	3,543.7

Operating income (loss)	(63.6)	(5.8)	(313.5)	—	(382.9)
Interest expense	(96.5)	—	(9.9)	7.7	(98.7)
Interest income	10.3	0.1	1.4	(7.7)	4.1
Other items, net	(32.4)	—	28.2	—	(4.2)

Loss from continuing operations before income taxes	(182.2)	(5.7)	(293.8)	—	(481.7)
Benefit (provision) for income taxes	(20.1)	(1.6)	(40.7)	—	(62.4)
Equity in income (loss) of affiliated companies, net of tax	(380.5)	—	—	380.5	—

Income (loss) from continuing operations	(582.8)	(7.3)	(334.5)	380.5	(544.1)
Income (loss) from discontinued operations, net of tax	(1.1)	(33.5)	(5.2)	—	(39.8)

Net income (loss)	$(583.9)	$(40.8)	$(339.7)	$380.5	$(583.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet as of January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$65.7	$0.2	$118.7	$—	$184.6
Receivables, net	75.0	—	38.1	—	113.1
Intercompany receivables	4.7	3.3	—	(8.0)	—
Rental library, net	337.8	—	103.3	—	441.1
Merchandise inventories	158.9	—	185.0	—	343.9
Deferred income taxes	—	—	15.9	—	15.9
Prepaid and other current assets	173.3	—	47.3	—	220.6

Total current assets	815.4	3.5	508.3	(8.0)	1,319.2

Property and equipment, net	328.4	—	134.6	—	463.0
Deferred income taxes	128.4	—	16.4	—	144.8
Investment in subsidiaries	403.2	—	—	(403.2)	—
Intangibles, net	13.7	—	—	—	13.7
Goodwill	664.6	—	108.0	—	772.6
Other assets	16.2	—	4.1	—	20.3

	$2,369.9	$3.5	$771.4	$(411.2)	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289.1	$3.8	$179.9	$—	$472.8
Intercompany payables	5.1	—	2.9	(8.0)	—
Accrued expenses	464.3	0.3	153.8	—	618.4
Current portion of long-term debt	44.7	—	—	—	44.7
Current portion of capital lease obligations	10.0	—	0.1	—	10.1
Deferred income taxes	128.4	—	14.1	—	142.5

Total current liabilities	941.6	4.1	350.8	(8.0)	1,288.5
Long-term debt, less current portion	665.6	—	—	—	665.6
Capital lease obligations, less current portion	37.4	—	—	—	37.4
Other liabilities	69.6	—	16.8	—	86.4

	1,714.2	4.1	367.6	(8.0)	2,077.9
Total stockholders’ equity	655.7	(0.6)	403.8	(403.2)	655.7

	$2,369.9	$3.5	$771.4	$(411.2)	$2,733.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet as of December 31, 2006 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$228.5	$8.3	$158.1	$—	$394.9
Receivables, net	92.8	—	41.0	—	133.8
Intercompany receivables	229.2	—	—	(229.2)	—
Merchandise inventories	136.8	5.6	201.5	—	343.9
Rental library, net	356.6	—	97.3	—	453.9
Deferred income taxes	—	—	14.1	—	14.1
Prepaid and other current assets	169.6	0.4	51.8	—	221.8

Total current assets	1,213.5	14.3	563.8	(229.2)	1,562.4

Property and equipment, net	424.8	2.3	155.3	—	582.4
Deferred income taxes	109.5	—	19.8	—	129.3
Investment in subsidiaries	289.6	—	—	(289.6)	—
Intangibles, net	6.7	—	20.8	—	27.5
Goodwill	661.4	4.3	140.3	—	806.0
Other assets	20.5	3.2	3.3	—	27.0

	$2,726.0	$24.1	$903.3	$(518.8)	$3,134.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292.9	$5.4	$229.5	$—	$527.8
Intercompany payables	—	12.8	216.4	(229.2)	—
Accrued expenses	527.0	3.1	140.8	—	670.9
Current portion of long-term debt	73.4	—	—	—	73.4
Current portion of capital lease obligations	10.8	—	0.5	—	11.3
Deferred income taxes	109.5	—	12.5	—	122.0

Total current liabilities	1,013.6	21.3	599.7	(229.2)	1,405.4
Long-term debt, less current portion	851.0	—	—	—	851.0
Capital lease obligations, less current portion	48.5	—	—	—	48.5
Other liabilities	89.6	0.6	16.2	—	106.4

	2,002.7	21.9	615.9	(229.2)	2,411.3
Total stockholders’ equity	723.3	2.2	287.4	(289.6)	723.3

	$2,726.0	$24.1	$903.3	$(518.8)	$3,134.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$(36.1)	$(16.6)	$(3.5)	$—	$(56.2)

Investing activities:
Capital expenditures	(45.8)	—	(28.6)	—	(74.4)
Cash used for acquisitions, net	(6.7)	—	(5.3)	—	(12.0)
Proceeds from sales of property and equipment	1.9	—	—	—	1.9
Proceeds from sales of store operations	—	8.5	12.5	—	21.0
Proceeds from Sale of Gamestation	—	—	147.7	—	147.7
Proceeds from insurance recoveries	—	—	—	—	—
Acquisition of intangible assets	(7.4)	—	—	—	(7.4)
Other investing activities	(0.1)	—	—	—	(0.1)

Net cash flow provided by (used for) investing activities	(58.1)	8.5	126.3	—	76.7

Financing activities:
Proceeds from credit agreements	115.0	—	—	—	115.0
Repayments on credit agreements	(329.1)	—	—	—	(329.1)
Cash dividends	(11.3)	—	—	—	(11.3)
Debt Financing Costs	(4.0)	—	—	—	(4.0)
Capital lease payments	(11.2)	—	(0.4)	—	(11.6)
Intercompany loans	172.0	—	(172.0)	—	—

Net cash flow provided by (used for) financing activities	(68.6)	—	(172.4)	—	(241.0)

Effect of exchange rate changes on cash	—	—	10.2	—	10.2

Net increase (decrease) in cash and cash equivalents	(162.8)	(8.1)	(39.4)	—	(210.3)
Cash and cash equivalents at beginning of year	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of year	$65.7	$0.2	$118.7	$—	$184.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended December 31, 2006 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$292.7	$(0.7)	$37.4	$—	$329.4

Investing activities:
Capital expenditures	(47.6)	(0.3)	(30.6)	—	(78.5)
Cash used for acquisitions, net	(1.4)	—	(0.2)	—	(1.6)
Proceeds from sales of property and equipment	22.2	—	0.5	—	22.7
Proceeds from sales of store operations	1.5	—	10.9	—	12.4
Proceeds from insurance recoveries	4.0	—	—	—	4.0
Other investing activities	—

Net cash flow provided by (used for) investing activities	(21.3)	(0.3)	(19.4)	—	(41.0)

Financing activities:
Repayments on credit agreements	(155.5)	—	—	—	(155.5)
Cash dividends	(11.3)	—	—	—	(11.3)
Capital lease payments	(15.7)	—	(0.7)	—	(16.4)
Intercompany loans	24.6	—	(24.6)	—	—

Net cash flow provided by (used for) financing activities	(157.9)	—	(25.3)	—	(183.2)

Effect of exchange rate changes on cash	—	—	13.5	—	13.5

Net increase (decrease) in cash and cash equivalents	113.5	(1.0)	6.2	—	118.7
Cash and cash equivalents at beginning of year	115.0	9.3	151.9	—	276.2

Cash and cash equivalents at end of year	$228.5	$8.3	$158.1	$—	$394.9

	Statement of Cash Flows for the Year Ended December 31, 2005 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used for) operating activities	$(81.4)	$9.4	$1.5	$—	$(70.5)

Investing activities:
Capital expenditures	(101.2)	(5.4)	(32.8)	—	(139.4)
Cash used for acquisitions, net	(0.6)	(1.3)	(0.6)	—	(2.5)
Proceeds from sales of property and equipment	0.1	—	0.4	—	0.5
Proceeds from sales of store operations	22.5	—	4.2	—	26.7
Other investing activities	0.5	—	—	—	0.5

Net cash flow provided by (used for) investing activities	(78.7)	(6.7)	(28.8)	—	(114.2)

Financing activities:
Proceeds from credit agreements	255.0	—	—	—	255.0
Repayments on credit agreements	(225.1)	—	—	—	(225.1)
Net repayments on other notes and lines of credit	(0.7)	—	—	—	(0.7)
Net proceeds from the issuance of preferred stock	144.0	—	—	—	144.0
Net proceeds from the exercise of stock options	0.8	—	—	—	0.8
Cash dividends	(7.8)	—	—	—	(7.8)
Payment of debt financing costs	(8.1)	—	—	—	(8.1)
Capital lease payments	(19.1)	—	(0.7)	—	(19.8)
Intercompany loans	(46.9)	—	46.9	—	—

Net cash flow provided by (used for) financing activities	92.1	—	46.2	—	138.3

Effect of exchange rate changes on cash	—	—	(7.7)	—	(7.7)

Net increase (decrease) in cash and cash equivalents	(68.0)	2.7	11.2	—	(54.1)
Cash and cash equivalents at beginning of year	183.0	6.6	140.7	—	330.3

Cash and cash equivalents at end of year	$115.0	$9.3	$151.9	$—	$276.2

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

I.	Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, we restated our fiscal years 2006 and 2005 consolidated financial statements and our unaudited condensed consolidated interim financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006 to correct errors in such consolidated financial statements and financial information.

II.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of January 6, 2008. In making this evaluation, our management considered the matters relating to the restatement of our previously filed consolidated financial statements and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of January 6, 2008.

We expanded our year-end closing procedures and dedicated significant resources to perform additional account analyses and reconciliations. Notwithstanding the material weaknesses described below, as a result of both our normal annual and expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

III. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of January 6, 2008. In making this evaluation, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting as of January 6, 2008:

General and Administrative Expense Accruals

We did not maintain effective controls over the completeness and accuracy of general and administrative expense accruals and the related expense accounts. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of general and administrative expense accruals for services provided and not billed at period end. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of accounts payable, general and administrative expense accruals and the related expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Foreign Currency Cumulative Translation Adjustments

We did not maintain effective controls over the completeness and accuracy of foreign currency cumulative translation adjustments including realized foreign currency gains and losses and gains and losses on sales of foreign subsidiaries. Specifically, effective controls were not maintained to ensure the individuals responsible for recording foreign currency cumulative translation adjustments, as well as those responsible for the related review, had the appropriate level of US GAAP knowledge necessary to completely and accurately record the impact of the cumulative translation adjustments affecting accumulated other comprehensive loss, realized foreign currency transaction gains and losses included in other items, net, gains and losses on sales of foreign subsidiaries, and gain on sale of Gamestation. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of the cumulative translation adjustment and related foreign currency gain and loss accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, and based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO, the Company’s management concluded that our internal control over financial reporting was not effective as of January 6, 2008.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of January 6, 2008, as stated in their report which is included herein.

IV. Plan for Remediation of Material Weaknesses

General and Administrative Expense Accruals

We are in the process of remediating the material weakness in accounting for general and administrative expense accruals. In connection with our remediation process we are implementing the following:

•	Enhancing procedures and documentation supporting our general and administrative expense accruals; and

•	Incorporating more robust management review of general and administrative expense accruals.

Foreign Currency Cumulative Translation Adjustments

We are in the process of remediating the material weakness in accounting for foreign currency cumulative translation adjustments. In connection with our remediation process we are implementing the following:

•	Both the Senior Vice President-Controller and Vice President of Accounting will complete a monthly review of the foreign currency cumulative translation adjustment accounts; and

•	Additional training will be provided to our international accounting personnel to improve GAAP knowledge of accounting for foreign currency cumulative translation adjustments.

V. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 6, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2008 annual meeting of stockholders (“2008 Proxy Statement”), as indicated below. Our 2008 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after January 6, 2008.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item regarding our directors and executive officers is set forth under the caption “Directors and Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (“Code of Ethics”), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2008 Proxy Statement under the caption “Executive Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2008 Proxy Statement under the caption “Executive Compensation—Compensation Committee Report” is not deemed to be “filed” with the SEC, subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any report of registration statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2008 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The information required by this item regarding transactions with related persons will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance – Related Party Transaction and Director Independence,” which information is incorporated herein by reference.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The information required by this item regarding our policies and procedures for the review, approval or ratification of related party transactions that are required to be disclosed under the SEC’s rules and regulations will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2008 Proxy Statement under the caption “Corporate Governance—Related Party Transactions and Director Independence,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2008 Proxy Statement under the captions “Audit Committee and Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee and Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

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

3. Exhibits.

The Exhibit Index on pages 157 through 160 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JAMES W. KEYES
James W. Keyes Chairman of the Board and Chief Executive Officer

Date:	March 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES W. KEYES James W. Keyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2008

By:	/s/ THOMAS M. CASEY Thomas M. Casey	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

By:	/s/ EDWARD BLEIER Edward Bleier	Director	March 6, 2008

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	March 6, 2008

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	March 6, 2008

By:	/s/ JAMES W. CRYSTAL James W. Crystal	Director	March 6, 2008

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 6, 2008

By:	/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 6, 2008

By:	/s/ STRAUSS. ZELNICK Strauss Zelnick	Director	March 6, 2008

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see current Report on Form 8-K, filed on May 10, 2007).

3.3		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4		Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Viacom Agreements

10.1	(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(c)	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1	(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.1	(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

Executive Officer Employment and Separation Agreements

10.2	(a)	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (see Current Report on Form 8-K, filed on July 2, 2007).

10.2	(b)	Employment Agreement between Blockbuster Inc. and Thomas Casey, effective September 12, 2007 (see Current Report on Form 8-K, filed on September 12, 2007).

10.2	(c)*	Employment Agreement between Blockbuster Inc. and Eric Peterson, effective October 15, 2007.

10.2	(d)	Amended and Restated Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2007 (see Current Report on Form 8-K, filed on March 20, 2007).

10.2	(e)	Settlement Agreement and Mutual Release between Blockbuster Inc. and John F. Antioco, dated March 19, 2007 (see Current Report on Form 8-K, filed on March 20, 2007).

10.2	(f)	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

10.2	(g)	Letter Agreement between Blockbuster Inc. and Larry Zine dated February 21, 2006 (see Current Report on Form 8-K, filed on February 23, 2006).

10.2	(h)	Letter Agreement between Blockbuster Inc. and Larry Zine dated June 19, 2007 (see Current Report on Form 8-K, filed on June 21, 2007).

10.2	(i)	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, commencing October 10, 2001 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(j)	Amendment to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(k)	Amendment to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated April 11, 2007 (see Current Report on Form 8-K, filed on April 13, 2007).

10.2	(l)	Amendment to Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated September 10, 2007 (see Current Report on Form 8-K, filed on September 11, 2007).

10.2	(m)	Employment Agreement between Blockbuster Inc. and Frank Paci, dated January 28, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Management Compensatory Plans and Forms of Award Agreements

10.3	(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K, filed on December 20, 2004).

10.3	(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO, filed on November 9, 2004 ).

10.3	(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO, filed on November 9, 2004 ).

10.3	(h)	Form of Non-Qualified Stock Option Agreement pursuant to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Current Report on Form 8-K, filed May 24, 2007).

10.3	(i)	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(j)	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.3	(k)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.3	(l)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(m)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K, filed on December 16, 2005).

Director Compensation

10.4	(a)*	Summary of Non-Employee Directors’ Compensation.

10.4	(b)*	Form of Deferred Share Unit Award Agreement for Non-Employee Directors.

Director and Officer Indemnity Agreements

10.5		Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreement

10.6	(a)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(b)	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(c)	Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.6	(d)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K, filed on May 6, 2005).

10.6	(e)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005, filed on August 9, 2005).

10.6	(f)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.6	(g)	First Amendment, dated as of April 10, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K, filed on April 24, 2007).

10.6	(h)	Second Amendment, dated as of July 2, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K, filed on July 18, 2007).

Other Material Agreements

10.7	(a)	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Games Station Limited, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (see Current Report on Form 8-K, filed on May 7, 2007).

10.7	(b)	Tax Deed, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (see Current Report on Form 8-K, filed on May 7, 2007).

Other Exhibits

21.1	*	List of Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.