Form 10-Q
period 2008-04-06
BLOCKBUSTER INC
filed 2008-05-15
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 7, 2008:

Class A common stock, par value $.01 per share: 125,263,926

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
		(As restated)
Revenues:
Base rental revenues	$901.7	$883.8
Previously rented product (“PRP”) revenues	174.6	168.3

Total rental revenues	1,076.3	1,052.1
Merchandise sales	309.8	392.2
Other revenues	8.0	29.6

	1,394.1	1,473.9

Cost of sales:
Cost of rental revenues	410.5	414.5
Cost of merchandise sold	241.9	296.9

Total cost of sales	652.4	711.4

Gross profit	741.7	762.5

Operating expenses:
General and administrative	601.1	655.5
Advertising	30.5	76.6
Depreciation and intangible amortization	39.9	49.8

	671.5	781.9

Operating income (loss)	70.2	(19.4)
Interest expense	(19.2)	(23.6)
Interest income	1.1	1.9
Other items, net	0.4	(2.0)

Income (loss) before income taxes	52.5	(43.1)
Provision for income taxes	(6.8)	(8.5)

Income (loss) from continuing operations	45.7	(51.6)
Income (loss) from discontinued operations (Note 6)	(0.3)	2.6

Net income (loss)	45.4	(49.0)
Preferred stock dividends	(2.8)	(2.8)

Net income (loss) applicable to common stockholders	$42.6	$(51.8)

Net income (loss) per common share:
Basic
Continuing operations	$0.22	$(0.28)
Discontinued operations	—	0.01

Net income (loss)	$0.22	$(0.27)

Diluted
Continuing operations	$0.21	$(0.28)
Discontinued operations	(0.01)	0.01

Net income (loss)	$0.20	$(0.27)

Weighted-average common shares outstanding:
Basic	191.4	189.4

Diluted	221.5	189.4

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	April 6, 2008	January 6, 2008
Assets
Current assets:
Cash and cash equivalents	$137.7	$184.6
Receivables, less allowances of $8.6 and $8.7 for 2008 and 2007, respectively	87.5	113.1
Merchandise inventories	397.4	343.9
Rental library, net	444.8	441.1
Deferred income taxes	15.9	15.9
Prepaid and other current assets	210.7	220.6

Total current assets	1,294.0	1,319.2
Property and equipment, net	443.7	463.0
Deferred income taxes	141.1	144.8
Intangibles, net	13.1	13.7
Goodwill	772.6	772.6
Other assets	22.1	20.3

	$2,686.6	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$453.8	$472.8
Accrued expenses	554.0	618.4
Current portion of long-term debt	60.0	44.7
Current portion of capital lease obligations	9.9	10.1
Deferred income taxes	139.1	142.5

Total current liabilities	1,216.8	1,288.5
Long-term debt, less current portion	646.5	665.6
Capital lease obligations, less current portion	35.0	37.4
Other liabilities	81.8	86.4

	1,980.1	2,077.9

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.15 shares issued and outstanding for 2008 and 2007 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 121.2 shares issued and outstanding for 2008 and 2007	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2008 and 2007	0.7	0.7
Additional paid-in capital	5,376.8	5,375.2
Accumulated deficit	(4,809.2)	(4,854.6)
Accumulated other comprehensive loss	(13.0)	(16.8)

Total stockholders’ equity	706.5	655.7

	$2,686.6	$2,733.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
		(As restated)
Cash flows from operating activities:
Net income (loss)	$45.4	$(49.0)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	39.9	49.9
Rental library purchases	(202.6)	(155.3)
Rental library amortization	200.1	179.7
Non-cash share-based compensation	4.2	8.1
Gain on sale of store operations	—	(2.8)
Deferred taxes and other	0.4	1.0
Change in operating assets and liabilities:
Change in receivables	26.1	28.4
Change in merchandise inventories	(50.4)	(30.8)
Change in prepaid and other assets	9.9	3.0
Change in accounts payable	(22.2)	(73.4)
Change in accrued expenses and other liabilities	(70.3)	(102.8)

Net cash provided by (used for) operating activities	(19.5)	(144.0)

Cash flows from investing activities:
Capital expenditures	(19.9)	(11.0)
Proceeds from sale of store operations	—	8.5
Other investing activities	—	(0.1)

Net cash provided by (used for) investing activities	(19.9)	(2.6)

Cash flows from financing activities:
Proceeds from credit agreement	20.0	—
Repayments on credit agreement	(23.8)	(60.1)
Cash dividends on preferred stock	(2.8)	(2.8)
Capital lease payments	(2.5)	(3.1)

Net cash provided by (used for) financing activities	(9.1)	(66.0)

Effect of exchange rate changes on cash	1.6	—

Net decrease in cash and cash equivalents	(46.9)	(212.6)
Cash and cash equivalents at beginning of period	184.6	394.9

Cash and cash equivalents at end of period	$137.7	$182.3

Supplemental cash flow information:
Cash payments for interest	$25.2	$30.3
Cash payments for income taxes	$6.8	$12.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (the “Company” or “Blockbuster”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. The Company offers pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sells other entertainment-related merchandise. Blockbuster also operates an online service offering rental and sale of movies delivered by mail and digital delivery through Movielink.com.

Blockbuster operates its business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through Movielink.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 6, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, except where discussed below.

Use of Estimates

The preparation of Blockbuster’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of its long-lived assets, including goodwill, share-based compensation and contingencies. The Company bases its estimates on historical experience and on other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Blockbuster stock options, vesting of restricted shares and restricted share units and shares issuable under the conversion feature of Blockbuster’s 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 18.6 million and 6.6 million shares of Class A common stock were outstanding as of April 6, 2008 and April 1, 2007, respectively. Additionally, 2.6 million and 3.3 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of April 6, 2008 and April 1, 2007, respectively. All shares of Series A convertible preferred stock, and the restricted shares and restricted share units for the quarter ended April 6, 2008 that had a dilutive effect were included in the weighted-average shares for diluted EPS. Because their inclusion would be anti-dilutive, all stock options were excluded from the weighted average shares for diluted EPS for the quarter ended April 6, 2008. For the quarter ended April 1, 2007, the inclusion of any of these items would be anti-dilutive and they were therefore excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
Weighted-average shares for basic EPS	191.4	189.4
Incremental shares for restricted shares, restricted share units and convertible preferred shares	30.1	—

Weighted-average shares for dilutive EPS	221.5	189.4

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting the Company’s accumulated other comprehensive loss of $13.0 million and $16.8 million as of April 6, 2008 and January 6, 2008, respectively.

Comprehensive loss for the quarters ended April 6, 2008 and April 1, 2007 was as follows:

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
		(As restated)
Net income (loss)	$45.4	$(49.0)
Foreign currency translation adjustment, net of tax	3.8	1.9

Total comprehensive income (loss)	$49.2	$(47.1)

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

As of April 6, 2008, the liability for uncertain tax positions was approximately $2.0 million and is reflected as “Other liabilities” on the Company’s Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate.

While the Company expects the amount of unrecognized tax liabilities to change in the next twelve months, it does not expect the change to have a significant impact on its results from operations or financial position.

The following is a summary of the Company’s domestic tax years that remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/2002 and prior	No	Yes	N/A	Yes
Domestic	12/31/2003	No	Yes	N/A	Yes
Domestic	09/30/2004	Yes	No	Yes	Yes
Domestic	12/31/2004	Yes	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No

The following is a summary of the Company’s other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years under Examination
Canada	1999 and prior	Post 1999	2000 & 2001
Ireland	1999 and prior	Post 1999	N/A
Italy	2001 and prior	Post 2001	N/A
Mexico	2002 and prior	Post 2002	N/A
United Kingdom	2003 and prior	Post 2003	N/A

Interest expense and penalties related to the Company’s uncertain tax positions have been reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of April 6, 2008, the Company had recorded liabilities of approximately $0.5 million associated with accrued interest and penalties related to uncertain tax positions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Severance Charges

The following table presents the activity in the severance liability for the thirteen weeks ended April 6, 2008 and April 1, 2007:

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
Beginning balance	$15.5	$6.2
Expense incurred and accrued	0.5	1.8
Adjustments to accruals	(0.8)	—
Amount paid	(6.1)	(4.1)

Ending balance	$9.1	$3.9

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

During the quarters ended April 6, 2008 and April 1, 2007, the Company incurred approximately $2.8 million and $4.8 million, respectively, in operating expenses related to store closures. This includes $0.4 million and $3.0 million in charges to establish reserves for or to pay lease termination costs associated with the closure of company-operated stores during the fiscal quarters ending April 6, 2008 and April 1, 2007, respectively. As of April 6, 2008 and January 6, 2008, the remaining liability to be paid in the future related to lease termination reserves was $10.5 million and $11.5 million. The Company made payments of approximately $1.5 million in rent and lease termination costs for the quarter ended April 6, 2008. There have been no significant adjustments to previously accrued store closure costs during 2008.

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

Franchisee Termination Agreement

During the first quarter of 2007, Blockbuster’s franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, Blockbuster entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. The termination agreement resulted in Blockbuster receiving a termination fee of approximately $20 million, which was included in “Other revenues” in the Company’s Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. The Company is currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 2—Restatement

As previously disclosed in the Company’s Form 10-K for the fiscal year ended January 6, 2008, the Company has restated its unaudited consolidated financial statements for the quarter ended April 1, 2007 to correct errors in such consolidated financial statements. The restatement adjustments also include previously identified errors which were not initially corrected based on materiality as well as errors that were corrected through the adoption of SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the fourth quarter of fiscal 2006.

This note should be read in conjunction with Note 2 and Note 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table presents the impact of the restatement adjustments, further described below, on the unaudited consolidated statements of operations for the quarter ended April 1, 2007:

	Thirteen Weeks Ended
	April 1, 2007
	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$882.9	$0.9	$883.8
Previously rented product (“PRP”) revenues	168.3	—	168.3

Total rental revenues	1,051.2	0.9	1,052.1
Merchandise sales	392.2	—	392.2
Other revenues	29.6	—	29.6

	1,473.0	0.9	1,473.9

Cost of sales:
Cost of rental revenues (2)	414.1	0.4	414.5
Cost of merchandise sold	296.9	—	296.9

	711.0	0.4	711.4

Gross profit	762.0	0.5	762.5

Operating expenses:
General and administrative (3)	654.5	1.0	655.5
Advertising	76.6	—	76.6
Depreciation and intangible amortization (4)	49.3	0.5	49.8

	780.4	1.5	781.9

Operating loss	(18.4)	(1.0)	(19.4)
Interest expense	(23.6)	—	(23.6)
Interest income	1.9	—	1.9
Other items, net (5)	(0.4)	(1.6)	(2.0)

Loss from continuing operations before income taxes	(40.5)	(2.6)	(43.1)
Provision for income taxes	(8.5)	—	(8.5)

Loss from continuing operations	(49.0)	(2.6)	(51.6)
Income from discontinued operations	2.6	—	2.6

Net loss	(46.4)	(2.6)	(49.0)
Preferred stock dividends	(2.8)	—	(2.8)

Net loss applicable to common stockholders	$(49.2)	$(2.6)	$(51.8)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.27)	$(0.01)	$(0.28)
Discontinued operations	0.01	—	0.01

Net loss	$(0.26)	$(0.01)	$(0.27)

Weighted-average common shares outstanding:
Basic	189.4		189.4

Diluted	189.4		189.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(1)	Adjustments for gift card service fee errors.

(2)	Adjustments for excess cooperative advertising errors.

(3)	Adjustments for rent expense errors and general and administrative expense accrual errors.

(4)	Adjustments for depreciation expense errors on store fixtures and signage.

(5)	Adjustments for foreign currency translation adjustment errors impacting recognized foreign currency transaction gains and losses.

The following table presents the impact of the restatement adjustments on the consolidated statements of cash flows for the quarter ended April 1, 2007:

	Quarter Ended April 1, 2007
	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(46.4)	$(2.6)	$(49.0)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (1)	49.4	0.5	49.9
Rental library purchases	(155.3)	—	(155.3)
Rental library amortization (2)	179.3	0.4	179.7
Non-cash share-based compensation	8.1	—	8.1
Gain on sale of store operations	(2.8)	—	(2.8)
Deferred taxes and other (3)	(0.6)	1.6	1.0
Change in operating assets and liabilities:
Change in receivables	28.4	—	28.4
Change in merchandise inventories	(30.8)	—	(30.8)
Change in prepaid and other assets	3.0	—	3.0
Change in accounts payable	(73.4)	—	(73.4)
Change in accrued expenses and other liabilities (4)	(102.9)	0.1	(102.8)

Net cash provided by (used for) operating activities	(144.0)	—	(144.0)

Cash flows from investing activities:
Capital expenditures	(11.0)	—	(11.0)
Proceeds from sale of store operations	8.5	—	8.5
Other investing activities	(0.1)	—	(0.1)

Net cash provided by (used for) investing activities	(2.6)	—	(2.6)

Cash flows from financing activities:
Repayments on credit agreement	(60.1)	—	(60.1)
Cash dividends on preferred stock	(2.8)	—	(2.8)
Capital lease payments	(3.1)	—	(3.1)

Net cash provided by (used for) financing activities	(66.0)	—	(66.0)

Effect of exchange rate changes on cash	—	—	—

Net increase (decrease) in cash and cash equivalents	(212.6)	—	(212.6)
Cash and cash equivalents at beginning of period	394.9	—	394.9

Cash and cash equivalents at end of period	$182.3	$—	$182.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(1)	Adjustments for depreciation expense errors on store fixtures and signage.

(2)	Adjustments for excess cooperative advertising errors.

(3)	Adjustments for foreign currency translation adjustment errors.

(4)	Adjustments for rent expense errors and general and administrative expense accrual errors.

Note 3—Credit Agreement and Other Debt

The following table sets forth the Company’s current portion of long-term debt and capital lease obligations:

	April 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 7.0% to 8.9% at April 6, 2008	$30.8	$24.0
Term B loan, interest rate ranging from 7.3% to 9.1% at April 6, 2008	29.2	20.7

Total current portion of long-term debt	60.0	44.7
Current portion of capital lease obligations	9.9	10.1

	$69.9	$54.8

The following table sets forth the Company’s long-term debt and capital lease obligations, less current portion:

	April 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 7.0% to 8.9% at April 6, 2008	$9.4	$18.8
Term B loan, interest rate ranging from 7.3% to 9.1% at April 6, 2008	337.1	346.8
Senior subordinated notes, interest rate of 9.0% at April 6, 2008	300.0	300.0

Total long-term debt, less current portion	646.5	665.6
Capital lease obligations, less current portion	35.0	37.4

	$681.5	$703.0

As of April 6, 2008, no balance was outstanding under the Company’s revolving credit facility and $406.5 million was outstanding under the term loan portions of the Company’s credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $52.7 million reserved to support other letters of credit, totaled $222.3 million at April 6, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 6, 2008 for borrowings under the credit facilities was 8.6%. As of April 6, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

As of April 6, 2008, $300.0 million of principal was outstanding under the Company’s senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

The Company was in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of April 6, 2008. The Company also expects cash on hand, cash from operations and available borrowings under its revolving credit facility to be sufficient to fund the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under its normal operations as well as commitments and payments of principal and interest on borrowings and dividends on its Series A convertible preferred stock for at least the next twelve months.

Beginning with fiscal 2005, the Company has been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. The Company did not generate excess cash flow in fiscal 2007. In fiscal 2006, the Company generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, the Company is required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. Therefore, the Company made prepayments of $0.3 million and $9.0 million during the first quarter of 2008 and 2007, respectively.

The Revolving Credit Facility and Term A loan mature in August 2009, before which time the Company will pursue strategic alternatives for a new capital structure.

Note 4—Stock and Share-Based Payments

The Company recognizes expense for its share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the quarters ended April 6, 2008 and April 1, 2007, the Company recognized approximately $3.3 million and $1.3 million, respectively, of share-based compensation expense related to stock options and approximately $0.9 million and $6.8 million, respectively, of share-based compensation expense related to restricted shares and restricted share units.

During the quarter ended April 6, 2008, 0.6 million stock options were granted, no stock options were exercised and 0.2 million stock options were cancelled. In addition, 0.1 million restricted shares or restricted share units were granted to employees and 0.2 million restricted shares and restricted share units were cancelled during the quarter ended April 6, 2008. As of April 6, 2008, 18.6 million stock options and 2.6 million restricted shares and restricted share units remained outstanding.

During the first quarter of 2007, the Company and its former Chief Executive Officer, John F. Antioco, entered into an amended and restated employment agreement as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. The Company paid approximately $7.5 million to settle this award. As of January 6, 2008, no liability remained related to Mr. Antioco’s restricted share units. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment was accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following December 31, 2007. As a result, the Company recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

his employment agreement was not renewed. The additional twelve months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of April 6, 2008 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Thirty-nine week period ended January 4, 2009	$2.0	$7.2	$9.2
Year ended January 3, 2010	1.6	4.5	6.1
Year ended January 2, 2011 and thereafter	0.5	1.4	1.9

Total	$4.1	$13.1	$17.2

Note 5—Commitments and Contingencies

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

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding Blockbuster’s extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, Blockbuster paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of Blockbuster’s motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court for leave to appeal. On March 14, 2008, upon reconsideration the trial court granted Blockbuster’s motion to decertify plaintiff classes and decertified both plaintiff and defendant classes. Blockbuster believes the plaintiffs’ position in Cohen is without merit and Blockbuster intends to vigorously defend itself in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. Blockbuster believes the plaintiffs’ positions in all of these cases are without merit and, if necessary, intends to vigorously defend itself.

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

Blockbuster is a defendant in two lawsuits arising out of its “no late fees” program. On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violates New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit seeks compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. Blockbuster believes each of the claims still pending is without merit and intends to vigorously defend itself.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claimed that the above-named defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff sought declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. On February 1, 2008, the Court of Chancery granted the above-named defendants’ motions to dismiss and dismissed all of plaintiff’s claims with prejudice. On February 28, 2008, plaintiff Pfeffer filed her notice of appeal of the Court of Chancery’s dismissal. On April 14, 2008, plaintiff Pfeffer withdrew her notice of appeal of the Court of Chancery’s dismissal as it applied to defendants John F. Antioco, Jackie M. Clegg, Linda Griego, and John L. Muething. Plaintiff Pfeffer is pursuing her appeal of the Court of Chancery’s dismissal against the remaining above-named defendants. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas purporting to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period, beginning from November 6, 2007 to the present, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold, or delivered to each individual and were distributed to third parties by Blockbuster without the informed written consent of such individuals or a clear and conspicuous manner to prohibit the disclosure of such individuals name and address. Plaintiff Harris claims Blockbuster violated the VPPA when Blockbuster knowingly distributed Plaintiff Harris’ video tape rental and sales records to Facebook, a third party, without Plaintiff Harris’ consent at the time of the disclosure. Plaintiff Harris seeks class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. Blockbuster believes that the claims are without merit and intends to vigorously defend itself in the lawsuit.

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

Note 6—Divestitures and Discontinued Operations

During the first quarter of 2007, the Company completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. The Company recorded a gain on sale of approximately $2.8 million in connection with the divestiture of RHINO.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the RHINO operations have been classified as discontinued operations. Additionally,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

discontinued operations also include MOVIE TRADING CO.® and Movie Brands Inc., which were divested during the third and fourth quarters of 2006, respectively. As a result, the Company’s consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for the periods presented.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
Revenues	$—	$2.0
Income (loss) before income taxes	$(0.3)	$2.6
Provision for income taxes	—	—

Income (loss) from discontinued operations	$(0.3)	$2.6

During the second quarter of 2007, the Company completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC. Because the Company retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores, the operations of Gamestation remain in continuing operations in the Company’s fiscal 2007 consolidated financial statements. These retained stores continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

Note 7—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of the Company’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with Blockbuster. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as executive chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. During the quarters ended April 6, 2008 and April 1, 2007, Blockbuster and its subsidiaries have paid Take-Two approximately $4.4 million and $7.8 million, respectively, pursuant to Blockbuster’s commercial arrangements with Take-Two. At April 6, 2008, the Company’s payables to Take-Two included $0.4 million of accrued revenue-share expenses recorded in “Accrued expenses” and $3.0 million recorded in “Accounts payable” in the Consolidated Balance Sheets. At January 6, 2008, the Company’s payables to Take-Two included $0.9 million of accrued revenue-sharing recorded in “Accrued expenses” and $0.1 million payable recorded in “Accounts payable” in the Consolidated Balance Sheets.

Note 8—Segment Information

The Company operates its business in two reportable business segments: Domestic and International. Segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. Management reviews asset information on a global basis, not by segment. Beginning in the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

fourth quarter of fiscal 2007, the Company increased its reporting segments from one to two. Segment information from all prior periods presented reflects these two segments.

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through Movielink. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended April 6, 2008
Revenues	$956.8	$437.3	$—	$1,394.1
Operating income (loss)	84.1	21.9	(35.8)	70.2
Depreciation and intangible amortization	26.0	11.3	2.6	39.9
Net capital expenditures	15.7	2.4	1.8	19.9

Thirteen weeks ended April 1, 2007 (as restated)
Revenues	$937.3	$536.6	$—	$1,473.9
Operating income (loss)	(2.6)	27.7	(44.5)	(19.4)
Depreciation and intangible amortization	32.1	14.4	3.3	49.8
Net capital expenditures	7.9	3.1	—	11.0

Note 9—Acquisition of Movielink, LLC

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following unaudited pro forma summary presents information as if Movielink had been acquired at the beginning of the period presented and assumes that there were no other changes in the Company’s operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Movielink been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

Thirteen Weeks Ended April 1, 2007
(As restated)
Pro forma net revenues	$1,475.0
Pro forma net income (loss)	(55.3)
Pro forma basic earnings per share	(0.31)
Pro forma diluted earnings per share	(0.31)

Note 10—Condensed Consolidating Financial Statements

The Company’s senior subordinated notes were issued by Blockbuster Inc., which conducts the majority of the Company’s domestic operations. All domestic subsidiaries of the Company have provided, on a senior subordinated basis, a joint and several guarantee of the senior subordinated notes. The Company’s domestic subsidiaries consist primarily of the Company’s distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by the Company’s foreign subsidiaries. Additional information regarding the Company’s senior subordinated notes is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

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

	Statement of Operations for the Thirteen Weeks Ended April 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$825.4	$—	$250.9	$—	$1,076.3
Merchandise sales	125.1	—	184.7	—	309.8
Other revenues	18.4	21.1	0.9	(32.4)	8.0

	968.9	21.1	436.5	(32.4)	1,394.1

Cost of sales:
Cost of rental revenues	336.6	—	73.9	—	410.5
Cost of merchandise sold	100.7	—	141.2	—	241.9

	437.3	—	215.1	—	652.4

Gross profit	531.6	21.1	221.4	(32.4)	741.7

Operating expenses:
General and administrative	425.7	21.2	186.6	(32.4)	601.1
Advertising	19.0	—	11.5	—	30.5
Depreciation and intangible amortization	28.6	—	11.3	—	39.9

	473.3	21.2	209.4	(32.4)	671.5

Operating income (loss)	58.3	(0.1)	12.0	—	70.2
Interest expense	(20.0)	—	(0.2)	1.0	(19.2)
Interest income	0.6	—	1.5	(1.0)	1.1
Other items, net	0.5	—	(0.1)	—	0.4

Income (loss) before income taxes	39.4	(0.1)	13.2	—	52.5
Provision for income taxes	(0.9)	—	(5.9)	—	(6.8)
Equity in income (loss) of affiliated companies, net of tax	6.9	—	—	(6.9)	—

Income (loss) from continuing operations	45.4	(0.1)	7.3	(6.9)	45.7
Income from discontinued operations, net of tax	—	(0.2)	(0.1)	—	(0.3)

Net income (loss)	$45.4	$(0.3)	$7.2	$(6.9)	$45.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended April 1, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$821.7	$—	$230.4	$—	$1,052.1
Merchandise sales	109.2	—	283.0	—	392.2
Other revenues	33.4	17.0	2.6	(23.4)	29.6

	964.3	17.0	516.0	(23.4)	1,473.9

Cost of sales:
Cost of rental revenues	342.1	—	72.4	—	414.5
Cost of merchandise sold	77.1	—	219.8	—	296.9

	419.2	—	292.2	—	711.4

Gross profit	545.1	17.0	223.8	(23.4)	762.5

Operating expenses:
General and administrative	468.8	17.2	192.9	(23.4)	655.5
Advertising	63.1	—	13.5	—	76.6
Depreciation and intangible amortization	35.4	—	14.4	—	49.8

	567.3	17.2	220.8	(23.4)	781.9

Operating income (loss)	(22.2)	(0.2)	3.0	—	(19.4)
Interest expense	(22.0)	—	(3.4)	1.8	(23.6)
Interest income	2.6	—	1.1	(1.8)	1.9
Other items, net	(1.7)	—	(0.3)	—	(2.0)

Income (loss) before income taxes	(43.3)	(0.2)	0.4	—	(43.1)
Provision for income taxes	(3.5)	—	(5.0)	—	(8.5)
Equity in income (loss) of affiliated companies, net of tax	(2.2)	—	—	2.2	—

Income (loss) from continuing operations	(49.0)	(0.2)	(4.6)	2.2	(51.6)
Income from discontinued operations, net of tax	—	2.6	—	—	2.6

Net income (loss)	$(49.0)	$2.4	$(4.6)	$2.2	$(49.0)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at April 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$54.6	$0.3	$82.8	$—	$137.7
Receivables, net	54.1	—	33.4	—	87.5
Intercompany receivables	4.6	2.0	—	(6.6)	—
Merchandise inventories	217.9	—	179.5	—	397.4
Rental library, net	338.5	—	106.3	—	444.8
Deferred income taxes	—	—	15.9	—	15.9
Prepaid and other current assets	162.0	—	48.7	—	210.7

Total current assets	831.7	2.3	466.6	(6.6)	1,294.0
Property and equipment, net	316.4	—	127.3	—	443.7
Deferred income taxes	125.9	—	15.2	—	141.1
Investment in subsidiaries	409.3	—	—	(409.3)	—
Intangibles, net	13.1	—	—	—	13.1
Goodwill	664.6	—	108.0	—	772.6
Other assets	16.8	—	5.3	—	22.1

	$2,377.8	$2.3	$722.4	$(415.9)	$2,686.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$310.9	$2.6	$140.3	$—	$453.8
Intercompany payables	3.8	—	2.8	(6.6)	—
Accrued expenses	414.7	0.4	138.9	—	554.0
Current portion of long-term debt	60.0	—	—	—	60.0
Current portion of capital lease obligations	9.8	—	0.1	—	9.9
Deferred income taxes	125.9	—	13.2	—	139.1

Total current liabilities	925.1	3.0	295.3	(6.6)	1,216.8
Long-term debt, less current portion	646.5	—	—	—	646.5
Capital lease obligations, less current portion	35.0	—	—	—	35.0
Other liabilities	64.7	—	17.1	—	81.8

	1,671.3	3.0	312.4	(6.6)	1,980.1
Total stockholders’ equity	706.5	(0.7)	410.0	(409.3)	706.5

	$2,377.8	$2.3	$722.4	$(415.9)	$2,686.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$65.7	$0.2	$118.7	$—	$184.6
Receivables, net	75.0	—	38.1	—	113.1
Intercompany receivables	4.7	3.3	—	(8.0)	—
Merchandise inventories	158.9	—	185.0	—	343.9
Rental library, net	337.8	—	103.3	—	441.1
Deferred income taxes	—	—	15.9	—	15.9
Prepaid and other current assets	173.3	—	47.3	—	220.6

Total current assets	815.4	3.5	508.3	(8.0)	1,319.2
Property and equipment, net	328.4	—	134.6	—	463.0
Deferred income taxes	128.4	—	16.4	—	144.8
Investment in subsidiaries	403.2	—	—	(403.2)	—
Intangibles, net	13.7	—	—	—	13.7
Goodwill	664.6	—	108.0	—	772.6
Other assets	16.2	—	4.1	—	20.3

	$2,369.9	$3.5	$771.4	$(411.2)	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289.1	$3.8	$179.9	$—	$472.8
Intercompany payables	5.1	—	2.9	(8.0)	—
Accrued expenses	464.3	0.3	153.8	—	618.4
Current portion of long-term debt	44.7	—	—	—	44.7
Current portion of capital lease obligations	10.0	—	0.1	—	10.1
Deferred income taxes	128.4	—	14.1	—	142.5

Total current liabilities	941.6	4.1	350.8	(8.0)	1,288.5
Long-term debt, less current portion	665.6	—	—	—	665.6
Capital lease obligations, less current portion	37.4	—	—	—	37.4
Other liabilities	69.6	—	16.8	—	86.4

	1,714.2	4.1	367.6	(8.0)	2,077.9
Total stockholders’ equity	655.7	(0.6)	403.8	(403.2)	655.7

	$2,369.9	$3.5	$771.4	$(411.2)	$2,733.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash used for operating activities	$11.9	$0.1	$(31.5)	$—	$(19.5)

Investing activities:
Capital expenditures	(17.5)	—	(2.4)	—	(19.9)

Net cash provided by investing activities	(17.5)	—	(2.4)	—	(19.9)

Financing activities:
Proceeds from credit agreements	20.0	—	—	—	20.0
Repayments on credit agreements	(23.8)	—	—	—	(23.8)
Cash dividends	(2.8)	—	—	—	(2.8)
Capital lease payments	(2.5)	—	—	—	(2.5)
Intercompany loans	3.5	—	(3.5)	—	—

Net cash provided by financing activities	(5.6)	—	(3.5)	—	(9.1)

Effect of exchange rate changes on cash	—	—	1.6	—	1.6

Net decrease in cash and cash equivalents	(11.2)	0.1	(35.8)	—	(46.9)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$54.5	$0.3	$82.9	$—	$137.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 1, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.

Net cash used for operating activities	$(57.2)	$(15.1)	$(71.7)	$—	$(144.0)

Investing activities:
Capital expenditures	(7.9)	—	(3.1)	—	(11.0)
Proceeds from sale of store operations	—	8.5	—	—	8.5
Other investing activities	—	—	(0.1)	—	(0.1)

Net cash provided by investing activities	(7.9)	8.5	(3.2)	—	(2.6)

Financing activities:
Repayments on credit agreements	(60.1)	—	—	—	(60.1)
Cash dividends	(2.8)	—	—	—	(2.8)
Capital lease payments	(3.0)	—	(0.1)	—	(3.1)
Intercompany loans	(10.8)	—	10.8	—	—

Net cash provided by financing activities	(76.7)	—	10.7	—	(66.0)

Effect of exchange rate changes on cash	—	—	—	—	—

Net decrease in cash and cash equivalents	(141.8)	(6.6)	(64.2)	—	(212.6)
Cash and cash equivalents at beginning of period	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$86.7	$1.7	$93.9	$—	$182.3

Note 11—Subsequent Events

Proposed Acquisition of Circuit City

On February 17, 2008, Blockbuster made a proposal to the Circuit City Stores, Inc. (“Circuit City”) Chairman and Chief Executive Officer to acquire all of the outstanding shares of Circuit City for cash in the range of $6.00 to $8.00 per share, subject to due diligence, representing a total value in the range of approximately $1.01 billion to $1.35 billion based on the number of Circuit City shares outstanding as of December 31, 2007. The due diligence process commenced on May 12, 2008. Consummation of the proposed acquisition of Circuit City will require that we modify our current capital structure. There are, however, no assurances that any acquisition will be completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Restatement of Financial Statements

We have restated herein our consolidated financial statements for the quarter ended April 1, 2007 to correct errors in such consolidated financial statements. See Note 2 to the consolidated financial statements for more information regarding the impact of the restatement on our consolidated financial statements.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,700 stores in the United States, its territories and 21 other countries as of April 6, 2008. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution, such as by-mail delivery, vending and digital. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to all media entertainment. The three principal strategies behind our mission are:

•	Profitable growth of our core rental business;

•	Transition our stores to include more retail offerings; and

•	Development of new channels for digital distribution.

In the first quarter of 2008, we continued to build on the series of actions we took during the second half of 2007 that were designed to both improve short-term profitability and position Blockbuster to achieve our strategic objectives.

•

Striking an appropriate balance between the growth of our by-mail subscription service and enhanced profitability—These changes included modifications to the BLOCKBUSTER Total Access™ program (“Total Access”) which focused on our lowest-profit Total Access subscribers. As a result of the pricing modifications, a significant number of these subscribers left the service or migrated to more profitable subscription plans. We also reduced our advertising spend for Total Access and minimized promotion of the program in our stores. Through these actions we were able to significantly reduce the number of unprofitable Total Access subscribers, a portion of whom returned to shopping in our stores, thereby improving profitability across the remaining subscriber base.

•

Implementing cost controls—We completed a preliminary review of our cost structure and have implemented a plan to reduce annualized overhead costs by approximately $100 million through the elimination of staffing and operational redundancies in our in-store and online corporate support structure and through operational improvements. Further, management continues to evaluate a number of other methods to reduce costs, including outsourcing various corporate functions.

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

•

Developing new retail opportunities—We are leveraging our leadership position in the rental market to increase sales of movies, games and other complementary entertainment-related products by cross-merchandising retail and rental product in high-traffic areas throughout our store base.

Proposed Acquisition of Circuit City Stores, Inc.

On February 17, 2008, we made a proposal to the Circuit City Stores, Inc. (“Circuit City”) Chairman and Chief Executive Officer to acquire all of the outstanding shares of Circuit City for cash in the range of $6.00 to $8.00 per share, subject to due diligence, representing a total value in the range of approximately $1.01 billion to $1.35 billion based on the number of Circuit City shares outstanding as of December 31, 2007. The due diligence process commenced on May 12, 2008. Consummation of our proposed acquisition of Circuit City will require that we modify our current capital structure. There are, however, no assurances that any acquisition will be completed.

Key Financial Points for 1st Quarter of 2008

•	Same-store rental revenues and total rental revenues increased year-over-year in our Domestic and International segments.

•	The sale of 217 GAMESTATION stores (“Gamestation”) in the second quarter of 2007 resulted in decreased international merchandise sales.

•	The continuation of cost savings measures begun in 2007 resulted in decreased general and administrative expenses, due especially to reductions in the above-store labor force.

•	Net income increased significantly from a net loss of $49.0 million in the first quarter of 2007 to net income of $45.4 million in the first quarter of 2008.

Outlook

For the remainder of 2008, we continue to be committed to executing our strategy and improving our financial results primarily through improving the profitability of our by-mail channel, ensuring the realization of our cost savings measures and developing new retail and rental opportunities including games initiatives. We will also continue to explore the divestiture of our non-core assets, including selling and/or licensing some of our international operations. Additionally, we believe that closures of Movie Gallery stores, the expansion and growth of Blu-Ray players and content, and a weakened economy in the U.S. could have a favorable impact on our 2008 results. We are considering strategic alliances where appropriate to further our mission to provide convenient access to media entertainment.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended
	April 6, 2008	April 1, 2007
		(As restated)
Statement of Operations Data:
Revenues	$1,394.1	$1,473.9
Cost of sales	652.4	711.4

Gross profit	741.7	762.5
Operating expenses	671.5	781.9

Operating income (loss)	70.2	(19.4)
Interest expense	(19.2)	(23.6)
Interest income	1.1	1.9
Other items, net	0.4	(2.0)

Income (loss) before income taxes	52.5	(43.1)
Provision for income taxes	(6.8)	(8.5)

Income (loss) before discontinued operations	45.7	(51.6)
Income (loss) from discontinued operations, net of tax (1)	(0.3)	2.6

Net Income (loss)	$45.4	$(49.0)

Cash Flow Data:
Cash used for operating activities	$(19.5)	$(144.0)
Cash used for investing activities	$(19.9)	$(2.6)
Cash used for financing activities	$(9.1)	$(66.0)

Other Data:
Depreciation and intangible amortization	$39.9	$49.8

Margins:
Rental margin (2)	61.9%	60.6%
Merchandise margin (3)	21.9%	24.3%
Gross margin (4)	53.2%	51.7%

Worldwide Data:
Same-store and by-mail revenues increase (5)	3.0%	4.4%
Total stores at end of period	7,719	8,201

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at April 6, 2008:
Domestic
Stores	3,963	5.6	22,029
Distribution centers	40	N/A	1,133
Corporate / regional offices	12	N/A	420
International
Stores	2,041	3.0	6,037
Distribution centers	8	N/A	177
Corporate / regional offices	8	N/A	91

(1)	During January 2007, Blockbuster completed the sale of RHINO VIDEO GAMES®. In accordance with SFAS No. 144, these operations have been classified as discontinued operations.

(2)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(3)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(4)	Gross profit as a percentage of total revenues.

(5)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. Due to the integrated nature of the by-mail offering, revenues generated from our by-mail rental service have been and will continue to be included in total same-store rental revenues.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through movielink.com. As of April 6, 2008, we had 4,794 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 831 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of April 6, 2008, we had 2,925 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 21 markets outside of the United States. Of these stores, 884 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. During 2007, we sold our freestanding game locations which operated under the brand name GAMESTATION® and we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. Additionally, during 2007, we sold our Australian subsidiary coupled with a master franchise license and terminated a franchise agreement in Brazil. The results of Gamestation, Australia and franchise termination fees in Brazil are included in continuing operations.

The following table is a summary of income from continuing operations by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended April 6, 2008
Revenues	$956.8	$437.3	$—	$1,394.1
Cost of sales	437.2	215.2	—	652.4

Gross profit	519.6	222.1	—	741.7
Operating expenses	435.5	200.2	35.8	671.5

Operating income (loss)	$84.1	$21.9	$(35.8)	$70.2

Thirteen Weeks Ended April 1, 2007 (as restated)
Revenues	$937.3	$536.6	$—	$1,473.9
Cost of sales	419.2	292.2	—	711.4

Gross profit	518.1	244.4	—	762.5
Operating expenses	520.7	216.7	44.5	781.9

Operating income (loss)	$(2.6)	$27.7	$(44.5)	$(19.4)

Thirteen Weeks Ended April 6, 2008 Compared with Thirteen Weeks Ended April 1, 2007

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended April 6, 2008		Thirteen Weeks Ended April 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)
Revenues:
Rental revenues
Base movie rental	$468.0	48.9%	$471.5	50.3%	$(3.5)	-0.7%
Base game rental	54.6	5.7%	58.0	6.2%	(3.4)	-5.9%
Subscription rental	163.7	17.1%	154.2	16.5%	9.5	6.2%
Previously rented product (“PRP”)	139.1	14.5%	137.9	14.7%	1.2	0.9%

Total rental revenues	825.4	86.2%	821.6	87.7%	3.8	0.5%

Merchandise sales
Movie sales	57.6	6.0%	54.2	5.8%	3.4	6.3%
Game sales	20.0	2.1%	11.7	1.2%	8.3	70.9%
General merchandise sales	47.5	5.0%	43.4	4.6%	4.1	9.4%

Total merchandise sales	125.1	13.1%	109.3	11.6%	15.8	14.5%

Royalties and other	6.3	0.7%	6.4	0.7%	(0.1)	-1.6%

Total revenues	956.8	100.0%	937.3	100.0%	19.5	2.1%

Cost of sales:
Cost of rental revenues	336.5	35.2%	342.0	36.5%	(5.5)	-1.6%
Cost of merchandise sold	100.7	10.5%	77.2	8.2%	23.5	30.4%

	437.2	45.7%	419.2	44.7%	18.0	4.3%

Gross profit	519.6	54.3%	518.1	55.3%	1.5	0.3%

Operating expenses:
General and administrative stores	345.2	36.1%	364.4	38.9%	(19.2)	-5.3%
Corporate and field	45.3	4.7%	61.1	6.5%	(15.8)	-25.9%

Total general and administrative	390.5	40.8%	425.5	45.4%	(35.0)	-8.2%

Advertising	19.0	2.0%	63.1	6.7%	(44.1)	-69.9%
Depreciation and intangible amortization	26.0	2.7%	32.1	3.4%	(6.1)	-19.0%

	435.5	45.5%	520.7	55.5%	(85.2)	-16.4%

Operating income (loss)	$84.1	8.8%	$(2.6)	-0.3%	$86.7	N/A

Margins:
Rental margin		59.2%		58.4%
Merchandise margin		19.5%		29.4%
Gross margin		54.3%		55.3%

Thirteen Weeks Ended April 6, 2008
Same-store revenues increase/(decrease)
Store and by-mail revenues
Rental revenues	3.3%
Merchandise revenues	19.7%
Total revenues	5.1%

Store only
Rental revenues	0.4%
Merchandise revenues	19.7%
Total revenues	2.9%

Rental revenues—Increased 0.5% from $821.6 million to $825.4 million.

•	Base movie rentals decreased mainly as a result of:

•	a reduction in store traffic and

•	a decrease in store count, which were

•	partially offset by a price increase.

•	Base game rentals decreased due to 160 fewer company-operated domestic stores in the first quarter of 2008 and the rental customer transition to the newer game platforms.

•

Subscription revenue increased as a result of price adjustments during the second half of 2007. This was partially offset by a 26% decrease in revenue from our in-store movie and game subscription programs.

Merchandise sales—Increased 14.5% from $109.3 million to $125.1 million.

•	Movie sales increased due to cross-merchandising of product in prominent positions throughout the stores and more competitive pricing.

•	The growth in game sales resulted from an increase in game hardware sales and increased retail pricing of game software in the first quarter of 2008.

•

The increase in general merchandise sales, which includes sales of confections, other movie and game-related products and product sales to franchisees, was driven by our strategy of having an assortment of license merchandise product available for major theatrical releases combined with a roll-out of framed art product to stores during the quarter.

Cost of sales and Gross profit—Gross profit increased 0.3% from $518.1 million to $519.6 million.

•	Rental cost of sales decreased due to a limitation on the number of free in-store exchanges for Total Access subscribers.

•

Merchandise gross margin decreased from 29.4% to 19.5% due to a change in product mix. As a percentage of sales, there has been a decrease in confection sales and an increase in game hardware sales, which generate a lower gross margin percentage. In addition, DVD margin decreased due to more competitive consumer pricing.

Operating expenses—Decreased 16.4% from $520.7 million to $435.5 million.

•	Store general and administrative expense, which includes expenses incurred in-store:

•	decreased due to fewer company-operated stores in the first quarter of 2008; and

•	decreased due to our cost-savings measures.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with the by-mail offering, decreased due primarily to our cost-savings measures.

•

Advertising expense, which includes by-mail subscriber acquisition costs, decreased due to a reduction in our advertising spend as compared with heavy advertising costs incurred during the first quarter of 2007 to support Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated as well as the decreased store count.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended April 6, 2008		Thirteen Weeks Ended April 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
	(As restated)
Revenues:
Rental revenues
Base movie rental	$199.8	45.7%	$185.8	34.6%	$14.0	7.5%
Base game rental	15.6	3.6%	14.3	2.7%	1.3	9.1%
Previously rented product (“PRP”)	35.5	8.1%	30.4	5.7%	5.1	16.8%

Total rental revenues	250.9	57.4%	230.5	43.0%	20.4	8.9%

Merchandise sales
Movie sales	48.5	11.1%	50.8	9.5%	(2.3)	-4.5%
Game sales	92.4	21.1%	189.6	35.3%	(97.2)	-51.3%
General merchandise sales	43.8	10.0%	42.5	7.9%	1.3	3.1%

Total merchandise sales	184.7	42.2%	282.9	52.7%	(98.2)	-34.7%

Royalties and other	1.7	0.4%	23.2	4.3%	(21.5)	-92.7%

Total revenues	437.3	100.0%	536.6	100.0%	(99.3)	-18.5%

Cost of sales:
Cost of rental revenues	74.0	16.9%	72.5	13.5%	1.5	2.1%
Cost of merchandise sold	141.2	32.3%	219.7	40.9%	(78.5)	-35.7%

	215.2	49.2%	292.2	54.4%	(77.0)	-26.4%

Gross profit	222.1	50.8%	244.4	45.5%	(22.3)	-9.1%

Operating expenses:
General and administrative	177.4	40.6%	188.8	35.2%	(11.4)	-6.0%
Advertising	11.5	2.6%	13.5	2.5%	(2.0)	-14.8%
Depreciation and intangible amortization	11.3	2.6%	14.4	2.7%	(3.1)	-21.5%

	200.2	45.8%	216.7	40.4%	(16.5)	-7.6%

Operating income (loss)	$21.9	5.0%	$27.7	5.2%	$(5.8)	-20.9%

Margins:
Rental margin		70.5%		68.5%
Merchandise margin		23.6%		22.3%
Gross margin		50.8%		45.6%

Thirteen Weeks Ended April 6, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	0.9%
Merchandise revenues	-4.9%
Total revenues	-1.5%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues—Increased 8.9% from $230.5 million to $250.9 million.

•	We experienced a favorable foreign currency exchange impact of $21.8 million.

•	Same-store base movie rental revenues increased 0.2%.

Merchandise sales—Decreased 34.7% from $282.9 million to $184.7 million.

•	We experienced a favorable foreign currency exchange impact of $13.4 million.

•	Movie sales, including sales of new and traded DVDs, decreased mainly due to lower store traffic in Italy and Mexico.

•	Game sales, including sales of new and traded game software, hardware consoles and accessories:

•	decreased due to the sale of 217 Gamestation stores in the second quarter of 2007, partially offset by a

•	4.8% improvement in same-store game sales driven by continued demand for new and traded games in various markets.

Royalties and other revenues—Decreased 92.7% from $23.2 million to $1.7 million.

•	We received $20 million in termination fees in the first quarter of 2007 in connection with the termination of our franchise agreement with our franchisee in Brazil.

Cost of sales and Gross profit—Gross profit decreased 9.1% from $244.4 million to $222.1 million.

•	Cost of merchandise sold decreased due primarily to the sale of Gamestation.

•

Total gross margin increased from 45.6% during the first quarter of 2007 to 50.8% during the first quarter of 2008 due to a product shift from retail merchandise toward rental. The driver of the product shift was the sale of Gamestation.

Operating expenses—Decreased 7.6% from $216.7 million to $200.2 million.

•	We experienced an unfavorable foreign currency exchange impact of $14.6 million.

•

General and administrative expenses decreased because of the cost savings associated with the sale of Gamestation and the closure of company-operated stores. This was partially offset by unfavorable foreign currency exchange.

•	Advertising expense decreased due to the sale of Gamestation which was partially offset by an unfavorable foreign currency exchange impact.

•	Depreciation and intangible amortization expense decreased due to the sale of Gamestation.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	April 6, 2008	April 1, 2007	Dollar	Percent
		(As restated)
General and administrative	$33.2	$41.2	$(8.0)	-19.4%
Depreciation and intangible amortization	2.6	3.3	(0.7)	-21.2%

Operating expenses	$35.8	$44.5	$(8.7)	-19.6%

Operating expenses—Decreased 19.6% from $44.5 million to $35.8 million.

•	General and administrative expenses decreased primarily due to our cost-savings measures and a reduction in stock compensation expense (see Note 4 to the consolidated financial statements).

Additional Consolidated Results.

•	Interest expense decreased primarily due to lower average outstanding debt balances during the first quarter of 2008 versus the first quarter of 2007.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We were in compliance with our required minimum EBITDA covenant, our maximum capital expenditure covenant and all other applicable covenants as of April 6, 2008. However, our substantial indebtedness and the declining in-store rental industry in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 5 to the consolidated financial statements for further discussion of these items.

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	April 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 7.0% to 8.9% at April 6, 2008	$30.8	$24.0
Term B loan, interest rate ranging from 7.3% to 9.1% at April 6, 2008	29.2	20.7

Total current portion of long-term debt	60.0	44.7
Current portion of capital lease obligations	9.9	10.1

	$69.9	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	April 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 7.0% to 8.9% at April 6, 2008	$9.4	$18.8
Term B loan, interest rate ranging from 7.3% to 9.1% at April 6, 2008	337.1	346.8
Senior subordinated notes, interest rate of 9.0% at April 6, 2008	300.0	300.0

Total long-term debt, less current portion	646.5	665.6
Capital lease obligations, less current portion	35.0	37.4

	$681.5	$703.0

As of April 6, 2008, no balance was outstanding under our revolving credit facility and $406.5 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $52.7 million reserved to support other letters of credit, totaled $222.3 million at April 6, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 6, 2008 for borrowings under the credit facilities was 8.6%. As of April 6, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

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

Our Revolving Credit Facility and Term A loan mature in August 2009, before which time we will pursue alternatives for a new capital structure that reflects our improved financial results and gives us greater flexibility in pursuing strategic alternatives.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of April 6, 2008 are expected to be approximately $41.2 million for the remainder of fiscal 2008, $56.5 million in fiscal 2009, $163.8 million in fiscal 2010, and a total of $445 million in the fiscal years thereafter.

Beginning with fiscal 2005, we have been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, we are required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. Therefore, the Company made prepayments of $0.3 million and $9.0 million during the first quarters of 2008 and 2007, respectively.

See Note 3 to the consolidated financial statements for additional information on our credit agreement.

Consolidated Cash Flows

Operating Activities.    Net cash flows from operating activities increased $124.5 million to $19.5 million of cash used for operating activities during the first quarter of 2008 from $144 million of cash used for operating activities during the first quarter of 2007, primarily because:

•	our net income as adjusted for non-cash items has increased;

•

we used $83.7 million less cash to pay down accounts payable and accrued liabilities during the first quarter of 2008 due to having significantly lowered our accounts payable and accrued liabilities balances in 2007;

•	offset by increased rental library purchases.

Investing Activities.    Net cash flows from investing activities decreased $17.3 million to $19.9 million of cash used for investing activities during the first quarter of 2008 from $2.6 million used for investing activities during the first quarter of 2007, due mainly to:

•	an $8.5 million decrease in proceeds from the sale of store operations; and

•	an $8.9 million increase in capital expenditures.

Financing Activities.    Net cash flows from financing activities increased $56.9 million to $9.1 million of cash used for financing activities during the first quarter of 2008 from $66.0 million of cash used for financing activities during the first quarter of 2007. This change was primarily due to a $56.3 million decrease in net debt repayments.

Other Financial Measurements: Working Capital

At April 6, 2008, we had cash and cash equivalents of $137.7 million. Working capital was $77.2 million as compared to $30.7 million at January 6, 2008.

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

(i)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations, and any adverse publicity relating thereto;

(vii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(viii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(ix)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(x)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xi)	our ability to capitalize on anticipated industry consolidation;

(xii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiii)	the effect of game platform cycles;

(xiv)	the impact of developments affecting our outstanding litigation and claims against us;

(xv)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvi)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business, including our trading activities;

(xvii)	the recent volatility and decline in our stock price;

(xviii)	the risks and costs associated with our pursuit of desired acquisitions, including the proposed acquisition of Circuit City, our ability to consummate such acquisitions and the integration and other risks that may accompany any acquisitions that are ultimately consummated;

(xix)	the identification of material weaknesses in our internal control over financial reporting during fiscal 2007 which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis; and

(xx)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of April 6, 2008 and April 1, 2007, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $406.5 million at April 6, 2008, and the weighted-average interest rate for these borrowings was 8.6%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $4.1 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $35.5 million and operating income would have decreased by $2.3 million for the quarter ended April 6, 2008 if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.4% and 36.4% of our total revenues for the quarters ended April 6, 2008 and April 1, 2007, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Item 4.	Controls and Procedures

Restatement

As previously disclosed in the Company’s Form 10-K for the fiscal year ended January 6, 2008, we restated our consolidated financial statements for fiscal years 2006 and 2005 and our unaudited condensed consolidated interim financial information for each of the first three quarters of fiscal 2007 and each of the quarters in fiscal 2006 to correct errors in such consolidated financial statements and financial information.

Evaluation of disclosure controls and procedures

During the fourth quarter of 2007, management identified the following material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

General and Administrative Expense Accruals

We did not maintain effective controls over the completeness and accuracy of general and administrative expense accruals and the related expense accounts. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of general and administrative expense accruals for services provided and not billed at period end. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of accounts payable, general and administrative expense accruals and the related expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness.

As discussed below in “Remediation of previously reported material weaknesses”, we are in the process of remediating this material weakness at April 6, 2008.

Foreign Currency Cumulative Translation Adjustments

We did not maintain effective controls over the completeness and accuracy of foreign currency cumulative translation adjustments including realized foreign currency gains and losses and gains and losses on sales of foreign subsidiaries. Specifically, effective controls were not maintained to ensure that the individuals responsible for recording foreign currency cumulative translation adjustments, as well as those responsible for the related review, had the appropriate level of US GAAP knowledge necessary to completely and accurately record the impact of the cumulative translation adjustments affecting accumulated other comprehensive loss, realized foreign currency transaction gains and losses included in other items, net, gains and losses on sales of foreign subsidiaries, and gain on sale of Gamestation. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of the cumulative translation adjustment and related foreign currency gain and loss accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness.

As discussed below in “Remediation of previously reported material weaknesses”, we have remediated this material weakness as of April 6, 2008.

Conclusion

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

In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of April 6, 2008. In making this evaluation, our management considered the matters relating to the material weaknesses discussed above. Based on this evaluation, and because we are continuing to remediate the material weakness regarding general and administrative expense accruals as described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective as of April 6, 2008.

Remediation of previously reported material weaknesses

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

Foreign Currency Cumulative Translation Adjustments

During the quarter ended April 6, 2008, we remediated the material weakness in accounting for foreign currency cumulative translation adjustments. In connection with our remediation process we implemented the following:

•	Both the Senior Vice President-Controller and Vice President of Accounting complete a monthly review of the foreign currency cumulative translation adjustment accounts; and

•	Additional training has been provided to our international accounting personnel to improve US GAAP knowledge of accounting for foreign currency cumulative translation adjustments.

Changes in Internal Control over Financial Reporting

Management has implemented changes in Blockbuster’s internal control over financial reporting during the quarter ended April 6, 2008 as further described above in “Remediation of previously reported material weaknesses.”

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on pages 47 and 48 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Thomas M. Casey
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 15, 2008

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