Form 10-Q
period 2008-07-06
BLOCKBUSTER INC
filed 2008-08-15
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 8, 2008:

Class A common stock, par value $.01 per share: 125,337,246

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
		(As restated)		(As restated)
Revenues:
Base rental revenues	$812.0	$798.5	$1,713.7	$1,682.3
Previously rented product (“PRP”) revenues	160.3	166.0	334.9	334.3

Total rental revenues	972.3	964.5	2,048.6	2,016.6
Merchandise sales	323.8	285.2	633.6	677.4
Other revenues	8.4	13.5	16.4	43.1

	1,304.5	1,263.2	2,698.6	2,737.1

Cost of sales:
Cost of rental revenues	397.5	414.1	808.0	828.6
Cost of merchandise sold	251.8	214.3	493.7	511.2

Total cost of sales	649.3	628.4	1,301.7	1,339.8

Gross profit	655.2	634.8	1,396.9	1,397.3

Operating expenses:
General and administrative	605.2	622.5	1,206.3	1,278.0
Advertising	31.9	54.8	62.4	131.4
Depreciation and intangible amortization	37.9	48.7	77.8	98.5
Gain on sale of Gamestation	—	(81.3)	—	(81.3)

	675.0	644.7	1,346.5	1,426.6

Operating income (loss)	(19.8)	(9.9)	50.4	(29.3)
Interest expense	(18.4)	(21.1)	(37.6)	(44.7)
Interest income	0.6	1.9	1.7	3.8
Other items, net	(0.1)	1.8	0.3	(0.2)

Income (loss) before income taxes	(37.7)	(27.3)	14.8	(70.4)
Provision for income taxes	(4.2)	(3.0)	(11.0)	(11.5)

Income (loss) from continuing operations	(41.9)	(30.3)	3.8	(81.9)
Income (loss) from discontinued operations (Note 6)	—	(1.1)	(0.3)	1.5

Net income (loss)	(41.9)	(31.4)	3.5	(80.4)
Preferred stock dividends	(2.8)	(2.8)	(5.6)	(5.6)

Net income (loss) applicable to common stockholders	$(44.7)	$(34.2)	$(2.1)	$(86.0)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.23)	$(0.17)	$(0.01)	$(0.46)
Discontinued operations	—	(0.01)	—	0.01

Net income (loss)	$(0.23)	$(0.18)	$(0.01)	$(0.45)

Weighted-average common shares outstanding:
Basic and diluted	191.7	190.0	191.5	189.7

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	July 6, 2008	January 6, 2008
Assets
Current assets:
Cash and cash equivalents	$140.1	$184.6
Receivables, less allowances of $9.0 and $8.7 for 2008 and 2007, respectively	86.2	113.1
Merchandise inventories	447.3	343.9
Rental library, net	405.0	441.1
Deferred income taxes	16.6	15.9
Prepaid and other current assets	241.5	220.6

Total current assets	1,336.7	1,319.2
Property and equipment, net	426.8	463.0
Deferred income taxes	140.4	144.8
Intangibles, net	12.7	13.7
Goodwill	772.6	772.6
Other assets	21.5	20.3

	$2,710.7	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$433.2	$472.8
Accrued expenses	547.4	618.4
Current portion of long-term debt	65.9	44.7
Current portion of capital lease obligations	9.6	10.1
Deferred income taxes	137.9	142.5

Total current liabilities	1,194.0	1,288.5
Long-term debt, less current portion	732.1	665.6
Capital lease obligations, less current portion	32.8	37.4
Other liabilities	81.6	86.4

	2,040.5	2,077.9

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.15 shares issued and outstanding for 2008 and 2007 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 120.8 and 121.2 shares issued and outstanding for 2008 and 2007, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2008 and 2007	0.7	0.7
Additional paid-in capital	5,379.7	5,375.2
Accumulated deficit	(4,851.1)	(4,854.6)
Accumulated other comprehensive loss	(10.3)	(16.8)

Total stockholders’ equity	670.2	655.7

	$2,710.7	$2,733.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007
		(As restated)
Cash flows from operating activities:
Net income (loss)	$3.5	$(80.4)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	77.8	98.5
Rental library purchases	(340.5)	(316.3)
Rental library amortization	379.8	366.1
Non-cash share-based compensation	9.8	8.7
Gain on sale of Gamestation	—	(81.3)
Deferred taxes and other	(0.8)	(1.3)
Change in operating assets and liabilities:
Change in receivables	27.8	37.9
Change in merchandise inventories	(98.8)	(21.3)
Change in prepaid and other assets	(19.2)	26.2
Change in accounts payable	(44.2)	(114.1)
Change in accrued expenses and other liabilities	(78.1)	(107.0)

Net cash provided by (used for) operating activities	(82.9)	(184.3)

Cash flows from investing activities:
Capital expenditures	(40.6)	(30.5)
Proceeds from sale of Gamestation	—	135.8
Proceeds from sale of real estate	—	8.5
Acquisition of intangible assets	—	(7.0)
Other investing activities	(0.1)	—

Net cash provided by (used for) investing activities	(40.7)	106.8

Cash flows from financing activities:
Proceeds from credit agreement	115.0	40.0
Repayments on credit agreement	(27.3)	(200.9)
Cash dividends on preferred stock	(5.6)	(5.6)
Capital lease payments	(5.1)	(6.0)

Net cash provided by (used for) financing activities	77.0	(172.5)

Effect of exchange rate changes on cash	2.1	3.0

Net decrease in cash and cash equivalents	(44.5)	(247.0)
Cash and cash equivalents at beginning of period	184.6	394.9

Cash and cash equivalents at end of period	$140.1	$147.9

Supplemental cash flow information:
Cash payments for interest	$35.4	$44.3
Cash payments for income taxes	$14.7	$18.0

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer pre-recorded videos, as well as video games, for in-store rental, sale and trade and also sell other entertainment-related merchandise. We also operate an online service offering rental and sale of movies delivered by mail and digital delivery through blockbuster.com.

We operate our business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of our financial position and our results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 6, 2008, included in the our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, except where discussed below.

Use of Estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“US GAAP”), requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the useful lives and residual values surrounding our rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of our long-lived assets, including goodwill, share-based compensation and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (an “interim impairment test”). Events may occur or circumstances may change that would require us to perform an interim impairment test prior to our annual

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

impairment test. Potential indicators that may trigger such an interim impairment test are declines in the media entertainment industry, a reduction in our planned improved profitability, or a sustained decline in our stock price. We will continue to evaluate the recoverability of our goodwill and intangible assets. This continued evaluation could result in additional non-cash impairments which could have a significant negative impact on our reported net income.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of Blockbuster stock options and stock-settled stock appreciation rights (“SSARs”), vesting of restricted shares and restricted share units and shares issuable under the conversion feature of our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 18.5 million and 8.4 million shares of Class A common stock were outstanding as of July 6, 2008 and July 1, 2007, respectively. Additionally, 1.7 million and 4.1 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of July 6, 2008 and July 1, 2007, respectively, and 5.9 million SSARs were issued and outstanding as of July 6, 2008. For the thirteen and twenty-six weeks ended July 6, 2008 and July 1, 2007, respectively, the inclusion of all stock options, all restricted shares and restricted share units, all SSARs and all shares of Series A convertible preferred stock would be anti-dilutive and they were therefore excluded from the computation of the weighted-average shares for diluted EPS.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive loss of $10.3 million and $16.8 million as of July 6, 2008 and January 6, 2008, respectively.

Comprehensive loss for the thirteen and twenty-six weeks ended July 6, 2008 and July 1, 2007 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
		(As restated)		(As restated)
Net income (loss)	$(41.9)	$(31.4)	$3.5	$(80.4)
Foreign currency translation adjustment, net of tax	2.7	(12.1)	6.5	(10.2)

Total comprehensive income (loss)	$(39.2)	$(43.5)	$10.0	$(90.6)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Income Taxes

Income taxes are provided based on the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Upon adoption of FIN 48 on January 1, 2007, we reduced the total liability relating to our uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit.

As of July 6, 2008, the liability for uncertain tax positions was approximately $2.0 million and is reflected as “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on our effective tax rate.

While we expect the amount of unrecognized tax liabilities to change in the next twelve months, we do not expect the change to have a significant impact on our results from operations or financial position.

The following is a summary of our domestic tax years that remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/2002 and prior	No	Yes	N/A	Yes
Domestic	12/31/2003	No	Yes	N/A	Yes
Domestic	09/30/2004	Yes	No	Yes	Yes
Domestic	12/31/2004	Yes	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No

The following is a summary of our other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years under Examination
Canada	1999 and prior	Post 1999	2000 & 2001
Ireland	1999 and prior	Post 1999	N/A
Italy	2001 and prior	Post 2001	N/A
Mexico	2002 and prior	Post 2002	N/A
United Kingdom	2003 and prior	Post 2003	N/A

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of July 6, 2008, we had recorded liabilities of approximately $0.6 million associated with accrued interest and penalties related to uncertain tax positions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Severance Charges

The following table presents the activity in the severance liability for the twenty-six weeks ended July 6, 2008 and July 1, 2007:

	Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007
Beginning balance	$15.5	$6.2
Expense incurred and accrued	3.1	9.6
Adjustments to accruals	(2.2)	—
Reclassification	(0.7)	—
Amount paid	(9.5)	(6.3)

Ending balance	$6.2	$9.5

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we establish reserves for store closures in the period that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on our Consolidated Statement of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

As of July 6, 2008 and January 6, 2008, the remaining liability to be paid in the future related to lease termination reserves was $9.7 million and $11.5 million, respectively. We made payments of $3.0 million in rent and lease termination costs for the twenty-six weeks ended July 6, 2008. There have been no significant adjustments to previously accrued store closure costs during 2008.

The following table presents operating expenses related to store closures during the thirteen and twenty-six weeks ended July 6, 2008 and July 1, 2007:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
		(As restated)		(As restated)
Closed store accruals and lease termination costs	$1.3	$4.1	$1.5	$7.1
Accelerated depreciation	1.3	3.2	3.9	5.0

Total store closure expense	$2.6	$7.3	$5.4	$12.1

Amended and Restated Employment Agreement with former CEO

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, we were in discussions with our former Chief Executive Officer, John F. Antioco, in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to Mr. Antioco. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

bonus to Mr. Antioco of $2.28 million, which would be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board of Directors would award him no 2006 bonus if Mr. Antioco contested the award.

Mr. Antioco maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. We had accrued $4.5 million at December 31, 2006 for this contingency based on the guidance outlined in SFAS No. 5, Accounting for Contingencies. On March 20, 2007, we announced that we reached a settlement agreement with Mr. Antioco. The settlement agreement provided for an amended and restated employment agreement that collectively resolved the disagreement and set forth the terms of Mr. Antioco’s continued employment with Blockbuster. Under the amended and restated employment agreement, Mr. Antioco received a 2006 bonus of approximately $3.1 million. As a result, we reversed approximately $1.4 million of bonus expense during the first quarter of 2007 which had been accrued at December 31, 2006.

On July 2, 2007, we announced the appointment of James W. Keyes as our new Chairman of the Board and Chief Executive Officer as discussed in Note 4 below. As a result of the appointment of Mr. Keyes, the amended and restated employment agreement with Mr. Antioco was terminated and we recorded approximately $6.3 million in costs during the second quarter of 2007 in accordance with the provisions of the agreement. Additionally, we recorded $1.4 million in share-based compensation expense relating to the immediate vesting of Mr. Antioco’s previously unvested restricted share units and stock options as further discussed in Note 4 below.

Franchisee Termination Agreement

During the first quarter of 2007, our franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, we entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. As a result of the termination agreement, we received a termination fee of approximately $20 million, which was included in “Other revenues” in our Consolidated Statements of Operations. Additionally, during the second quarter of 2007, we received $5 million related to the license agreement with Lojas Americanas which is included in “Other revenues” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in various accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and liabilities.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are still in the process of evaluating the impact, if any, this FSP 03-6-1 will have on our consolidated financial statements.

Note 2—Restatement

As previously disclosed in our Form 10-K for the fiscal year ended January 6, 2008, we have restated our unaudited consolidated financial statements for the thirteen and twenty-six weeks ended July 1, 2007 to correct errors in such consolidated financial statements. The restatement adjustments also include previously identified errors which were not initially corrected based on materiality as well as errors that were corrected through the adoption of SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the fourth quarter of fiscal 2006.

This note should be read in conjunction with Note 2 and Note 14 of our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following tables present the impact of the restatement adjustments, further described below, on the unaudited consolidated statements of operations for the thirteen and twenty-six weeks ended July 1, 2007, respectively:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2007			July 1, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$798.5	$—	$798.5	$1,681.4	$0.9	$1,682.3
Previously rented product (“PRP”) revenues	166.0	—	166.0	334.3	—	334.3

Total rental revenues	964.5	—	964.5	2,015.7	0.9	2,016.6
Merchandise sales	285.2	—	285.2	677.4	—	677.4
Other revenues	13.5	—	13.5	43.1	—	43.1

	1,263.2	—	1,263.2	2,736.2	0.9	2,737.1

Cost of sales:
Cost of rental revenues (2)	414.5	(0.4)	414.1	828.6	—	828.6
Cost of merchandise sold (3)	213.2	1.1	214.3	510.1	1.1	511.2

	627.7	0.7	628.4	1,338.7	1.1	1,339.8

Gross profit	635.5	(0.7)	634.8	1,397.5	(0.2)	1,397.3

Operating expenses:
General and administrative (4)	624.3	(1.8)	622.5	1,278.8	(0.8)	1,278.0
Advertising	54.8	—	54.8	131.4	—	131.4
Depreciation and intangible amortization (5)	47.8	0.9	48.7	97.1	1.4	98.5
Gain on sale of Gamestation (6)	(77.7)	(3.6)	(81.3)	(77.7)	(3.6)	(81.3)

	649.2	(4.5)	644.7	1,429.6	(3.0)	1,426.6

Operating income (loss)	(13.7)	3.8	(9.9)	(32.1)	2.8	(29.3)
Interest expense	(21.1)	—	(21.1)	(44.7)	—	(44.7)
Interest income	1.9	—	1.9	3.8	—	3.8
Other items, net (7)	1.7	0.1	1.8	1.3	(1.5)	(0.2)

Income (loss) from continuing operations before income taxes	(31.2)	3.9	(27.3)	(71.7)	1.3	(70.4)
Benefit (provision) for income taxes	(3.0)	—	(3.0)	(11.5)	—	(11.5)

Income (loss) from continuing operations	(34.2)	3.9	(30.3)	(83.2)	1.3	(81.9)
Income (loss) from discontinued operations	(1.1)	—	(1.1)	1.5	—	1.5

Net income (loss)	(35.3)	3.9	(31.4)	(81.7)	1.3	(80.4)
Preferred stock dividends	(2.8)	—	(2.8)	(5.6)	—	(5.6)

Net income (loss) applicable to common stockholders	$(38.1)	$3.9	$(34.2)	$(87.3)	$1.3	$(86.0)

Net income (loss) per common share:
Basic
Continuing operations	$(0.19)	$0.02	$(0.17)	$(0.47)	$0.01	$(0.46)
Discontinued operations	(0.01)	—	(0.01)	0.01	—	0.01

Net income (loss)	$(0.20)	$0.02	$(0.18)	$(0.46)	$0.01	$(0.45)

Diluted
Continuing operations	$(0.19)	$0.02	$(0.17)	$(0.47)	$0.01	$(0.46)
Discontinued operations	(0.01)	—	(0.01)	0.01	—	0.01

Net income (loss)	$(0.20)	$0.02	$(0.18)	$(0.46)	$0.01	$(0.45)

Weighted-average common shares outstanding:
Basic and diluted	190.0		190.0	189.7		189.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(1)	Adjustments for gift card service fee errors.

(2)	Adjustments for excess cooperative advertising errors.

(3)	Adjustments for classification errors between cost of merchandise sold and gain on sale of Gamestation.

(4)	Adjustments for rent expense errors and general and administrative expense accruals errors.

(5)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation.

(6)	Adjustments for errors in the computation of gain on sale of Gamestation.

(7)	Adjustments for foreign currency translation adjustment errors impacting recognized foreign currency transaction gains and losses.

The following table presents the impact of the restatement adjustments on the consolidated statement of cash flows for the twenty-six weeks ended July 1, 2007:

	Twenty-Six Weeks Ended
	July 1, 2007
	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(81.7)	$1.3	$(80.4)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (1)	97.1	1.4	98.5
Rental library purchases	(316.3)	—	(316.3)
Rental library amortization	366.1	—	366.1
Non-cash share-based compensation	8.7	—	8.7
Gain on sale of real estate	—	—	—
Gain on sale of Gamestation (2)	(77.7)	(3.6)	(81.3)
Deferred taxes and other (3)	(2.8)	1.5	(1.3)
Change in operating assets and liabilities:
Change in receivables	37.9	—	37.9
Change in merchandise inventories (4)	(22.4)	1.1	(21.3)
Change in prepaid and other assets	26.2	—	26.2
Change in accounts payable (5)	(111.3)	(2.8)	(114.1)
Change in accrued expenses and other liabilities (6)	(108.1)	1.1	(107.0)

Net cash flow provided by (used for) operating activities	(184.3)	—	(184.3)

Cash flows from investing activities:
Capital expenditures	(30.5)	—	(30.5)
Proceeds from sale of Gamestation	135.8	—	135.8
Proceeds from sale of store operations	—	—	—
Proceeds from sale of real estate	8.5	—	8.5
Other investing activities	(7.0)	—	(7.0)

Net cash flow provided by (used for) investing activities	106.8	—	106.8

Cash flows from financing activities:
Proceeds from credit agreement	40.0	—	40.0
Repayments on credit agreement	(200.9)	—	(200.9)
Cash dividends on preferred stock	(5.6)	—	(5.6)
Capital lease payments	(6.0)	—	(6.0)

Net cash provided by (used for) financing activities	(172.5)	—	(172.5)

Effect of exchange rate changes on cash	3.0	—	3.0

Net increase (decrease) in cash and cash equivalents	(247.0)	—	(247.0)
Cash and cash equivalents at beginning of period	394.9	—	394.9

Cash and cash equivalents at end of period	$147.9	$—	$147.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(1)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation.

(2)	Adjustments for errors in the computation of gain on sale of Gamestation.

(3)	Adjustments for foreign currency translation adjustment errors.

(4)	Adjustments for classification errors between cost of merchandise sold and gain on sale of Gamestation.

(5)	Adjustments for general and administrative expense accruals errors.

(6)	Adjustments for rent expense errors and gift card service fee errors.

Note 3—Credit Agreement and Other Debt

The following table sets forth our current portion of long-term debt and capital lease obligations:

	July 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 6.3% to 6.5% at July 6, 2008	$28.2	$24.0
Term B loan, interest rate ranging from 6.5% to 7.0% at July 6, 2008	37.7	20.7

Total current portion of long-term debt	65.9	44.7
Current portion of capital lease obligations	9.6	10.1

	$75.5	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	July 6, 2008	January 6, 2008
Credit facilities:
Revolving credit facility, interest rate ranging from 6.2% to 6.7% at July 6, 2008	$95.0	$—
Term A loan, interest rate ranging from 6.3% to 6.5% at July 6, 2008	9.4	18.8
Term B loan, interest rate ranging from 6.5% to 7.0% at July 6, 2008	327.7	346.8
Senior subordinated notes, interest rate of 9.0% at July 6, 2008	300.0	300.0

Total long-term debt, less current portion	732.1	665.6
Capital lease obligations, less current portion	32.8	37.4

	$764.9	$703.0

As of July 6, 2008, $95.0 million was outstanding under our revolving credit facility and $403.0 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $48.7 million reserved to support other letters of credit, totaled $106.3 million at July 6, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 6, 2008 for borrowings under the credit facilities was 6.7%. As of July 6, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

As of July 6, 2008, $300.0 million of principal was outstanding under our senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

•

provided for a one-time fee payable by us to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00;

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

We were in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of July 6, 2008. We also expect cash on hand, cash from

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases, and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our Series A convertible preferred stock for at least the next twelve months.

Beginning with fiscal 2005, we have been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. For the twenty-six weeks ended July 6, 2008, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow, if any, for the fiscal year ended January 4, 2009. Such payments are due at the end of the first quarter of the following year. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, we are required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. Therefore, we made prepayments of $0.3 million and $9 million during the first quarter of 2008 and 2007, respectively. During the second quarter of 2007, we made prepayments of $136 million related to such transactions. We did not have any required prepayments during the second quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points.

The revolving credit facility and Term A loan mature in August 2009, before which time we will pursue strategic alternatives for a new capital structure.

Note 4—Stock and Share-Based Payments

We recognize expense for our share-based payments in accordance with SFAS 123 (revised), Share-Based Payment (“SFAS 123R”). For the thirteen weeks ended July 6, 2008 and July 1, 2007, we recognized approximately $5.6 million and $0.6 million, respectively, of share-based compensation expense related to stock options, restricted shares, restricted share units and SSARs. For the twenty-six weeks ended July 6, 2008 and July 1, 2007, we recognized approximately $9.8 million and $8.7 million, respectively, of share-based compensation expense related to stock options, restricted shares, restricted share units and SSARs.

During the twenty-six weeks ended July 6, 2008, 0.6 million stock options were granted, no stock options were exercised, 0.3 million stock options were cancelled and 5.9 million SSARs were awarded. In addition, 0.2 million restricted shares or restricted share units were granted to employees, 0.6 million restricted shares and restricted share units were exercised, and 0.7 million restricted shares and restricted share units were cancelled during the twenty-six weeks ended July 6, 2008. As of July 6, 2008, 18.5 million stock options, 1.7 million restricted shares and restricted share units and 5.9 million SSARs remained outstanding.

During the first quarter of 2007, we entered into an amended and restated employment agreement with our former Chief Executive Officer, John F. Antioco, as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. We paid approximately $7.5 million to settle this award. As of January 6, 2008, no liability remained related to Mr. Antioco’s restricted share units. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment was accelerated and such stock options, together with all

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following December 31, 2007. As a result, we recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional twelve months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the second quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

On July 2, 2007, Blockbuster announced the appointment of James W. Keyes as our new Chairman of the Board and Chief Executive Officer. The Company entered into a three-year employment agreement with Mr. Keyes commencing on July 2, 2007 (the “Effective Date”). On the Effective Date, Mr. Keyes was granted approximately 7.8 million stock options to purchase shares of Class A common stock, of which approximately 33.3% were granted at an exercise price of $4.485, approximately 22.2% were granted at an exercise price of $5.1578, approximately 22.2% were granted at an exercise price of $5.9314 and approximately 22.2% were granted at an exercise price of $6.8211. The options vest over a three-year period on each anniversary of the Effective Date and expire on the fifth anniversary of the Effective Date. Additionally, under Mr. Keyes’ employment agreement, he was issued approximately 0.7 million restricted share units settleable in shares of Class A common stock, which will vest in full on the third anniversary of the Effective Date.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units, stock options issued and outstanding, and SSARs as of July 6, 2008 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	SSARs	Total
Twenty-Six week period ended January 4, 2009	$1.2	$3.7	$1.6	$6.5
Year ended January 3, 2010	1.5	4.5	1.8	7.8
Year ended January 2, 2011 and thereafter	0.5	1.3	0.6	2.4

Total	$3.2	$9.5	$4.0	$16.7

Note 5—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

$20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorneys’ fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. On June 15, 2006, Blockbuster appealed the judgment to the Fifth Court of Appeals, Dallas County, Texas. On August 12, 2008, the Fifth Court of Appeals, Dallas County, Texas reversed the before-referenced judgment of the trial court and rendered judgment for Blockbuster and awarded Blockbuster damages of $2.5 million in costs and attorney’s fees. Plaintiffs may choose to appeal this judgment. We continue to deny all material allegations of the complaint.

On January 31, 2001, an antitrust complaint alleging federal and California state law claims was filed in the Superior Court of California, Los Angeles County, by over 200 individual plaintiffs seeking class certification and monetary damages against Blockbuster, Viacom, and major motion picture studios and their home video subsidiaries. In January 2002, the California court denied the plaintiffs’ request for class certification. By order dated February 20, 2003, the California state court judge dismissed with prejudice all claims against Blockbuster and the other defendants. On appeal, the California appellate court affirmed dismissal of the antitrust conspiracy claims but reversed and remanded to the trial court for further consideration the state law unfair practices and unfair competition claims. The appellate court did not consider the appeal of the decision denying class certification. On May 2, 2007, the trial court granted Blockbuster’s motion for summary judgment dismissing the state law unfair practices and unfair competition claims. On August 17, 2007, plaintiffs filed their notice of intent to appeal the trial court’s dismissal. On July 9, 2008, plaintiffs’ appeal of the trial court’s dismissal was dismissed with prejudice.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding our extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, we paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of our motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

for leave to appeal. On March 14, 2008, upon reconsideration the trial court granted Blockbuster’s motion to decertify plaintiff classes and decertified both plaintiff and defendant classes. We believe the plaintiffs’ position in Cohen is without merit and we intend to vigorously defend ourselves in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. We believe the plaintiffs’ positions in all of these cases are without merit and, if necessary, intend to vigorously defend ourselves.

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who were also directors and/or officers of Viacom as defendants. The plaintiff alleges that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asks the court to certify a class and to enjoin the then-anticipated transaction. We believe the plaintiff’s position is without merit. Plaintiff has confirmed that Blockbuster and the other defendants are not required to respond to the pending complaint. Should it become necessary, we intend to vigorously defend ourselves in the litigation.

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

On September 8, 2006, John Halaris filed a putative class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserts claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claims that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff seeks declaratory relief, recovery of actual damages, court costs, attorneys’ fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. On

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

September 21, 2007, the trial court partially granted the above-named defendants’ motions to dismiss the complaint and dismissed plaintiff’s claims for restitution damages and alleged omissions by the above-named defendants. The trial court denied other portions of defendants’ motions to dismiss and reserved judgment on other portions of defendants’ motions to dismiss. The trial court allowed plaintiff the opportunity to re-plead his claims in light of the trial court’s partial dismissal. On November 5, 2007, plaintiff Halaris filed an amended class action complaint adding Dennis Conniff as an additional named plaintiff. We believe that the claims are without merit and intend to vigorously defend ourselves in the lawsuit.

On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as additional named plaintiffs. Plaintiffs are purporting to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claim Blockbuster violated the VPPA when we knowingly distributed plaintiffs video tape rental and sales records to Facebook, a third party, without plaintiffs consent at the time of the disclosure. Plaintiffs seek class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. We believe that the claims are without merit and intend to vigorously defend ourselves in the lawsuit.

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 6—Divestitures and Discontinued Operations

Divestitures

On May 2, 2007, we completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, we subsequently received $11.9 million relating to a working capital adjustment. The working capital adjustment was recorded as “Receivables” on our Consolidated Balance Sheets at July 1, 2007 and the cash was received on July 25, 2007. We recorded a gain on sale of approximately $81.3 million. Because we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores, the operations of Gamestation remain in continuing operations in our fiscal 2007 consolidated financial statements. These retained stores continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

Discontinued Operations

During the first quarter of 2007, we completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. We recorded a gain on sale of approximately $2.1 million in connection with the divestiture of RHINO.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the RHINO operations have been classified as discontinued operations. Additionally, discontinued operations also include MOVIE TRADING CO.® and Movie Brands Inc., which were divested during the third and fourth quarters of 2006, respectively. As a result, our consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for the periods presented.

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
Revenues	$—	$—	$—	$2.0
Income (loss) before income taxes	$—	$(1.1)	$(0.3)	$1.5
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	$—	$(1.1)	$(0.3)	$1.5

Note 7—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member Blockbuster’s Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as executive chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $32.2 million and $36.6 million, respectively, for the thirteen and twenty-six weeks ended July 6, 2008, and $3.7 million and $11.5 million, respectively for the thirteen and twenty-six weeks ended July 1, 2007, pursuant to our commercial arrangements with Take-Two. During the thirteen weeks ended July 6, 2008, payments to Take-Two substantially increased due to increased purchases of games software. At July 6, 2008, our payables to Take-Two included $1.4 million of accrued revenue-share expenses recorded in “Accrued expenses” and $2.1 million recorded in “Accounts payable” in the Consolidated Balance Sheets. At January 6, 2008, our payables to Take-Two included $0.9 million of accrued revenue-sharing recorded in “Accrued expenses” and $0.1 million payable recorded in “Accounts payable” in the Consolidated Balance Sheets.

Note 8—Segment Information

We operate our business in two reportable business segments: Domestic and International. Segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. Management reviews asset information on a global basis, not by segment. Beginning in the fourth quarter of fiscal 2007, we increased our reporting segments from one to two. Segment information from all prior periods presented reflects these two segments.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended July 6, 2008
Revenues	$896.5	$408.0	$—	$1,304.5
Operating income (loss)	21.1	2.1	(43.0)	(19.8)
Depreciation and intangible amortization	24.8	11.7	1.4	37.9
Net capital expenditures	12.0	6.1	2.6	20.7

Thirteen weeks ended July 1, 2007 (as restated)
Revenues	$839.2	$424.0	$—	$1,263.2
Operating income (loss)	(44.8)	84.4	(49.5)	(9.9)
Depreciation and intangible amortization	32.8	11.4	4.5	48.7
Net capital expenditures	13.2	6.3	—	19.5

	Domestic Segment	International Segment	Unallocated Corporate	Total
Twenty-Six weeks ended July 6, 2008
Revenues	$1,853.3	$845.3	$—	$2,698.6
Operating income (loss)	105.3	24.0	(78.9)	50.4
Depreciation and intangible amortization	50.7	23.0	4.1	77.8
Net capital expenditures	27.7	8.5	4.4	40.6

Twenty-Six weeks ended July 1, 2007 (as restated)
Revenues	$1,776.5	$960.6	$—	$2,737.1
Operating income (loss)	(47.5)	112.1	(93.9)	(29.3)
Depreciation and intangible amortization	65.0	25.8	7.7	98.5
Net capital expenditures	21.1	9.4	—	30.5

Note 9—Acquisition of Movielink, LLC

On August 8, 2007, we completed the acquisition (the “Acquisition”) of all of the outstanding membership interests of Movielink, LLC (“Movielink”), an online movie downloading business. We purchased all of the outstanding membership interests of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE—MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB—MF LLC for $7.0 million in cash, as adjusted for Movielink’s working capital at the closing and before considering cash held in Movielink accounts of $1.0 million. Additionally, we paid approximately $0.7 million of acquisition-related expenses. The purchase price for the acquisition and acquisition-related expenses were financed from our available cash, and the results of Movielink’s operations have been included in our consolidated financial statements since the date of acquisition.

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

$7.7

The following unaudited pro forma summary presents information as if Movielink had been acquired at the beginning of the period presented and assumes that there were no other changes in our operations. The pro forma information does not necessarily reflect the actual results that would have occurred had we been combined with Movielink during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	Thirteen Weeks Ended July 1, 2007	Twenty-Six Weeks Ended July 1, 2007

	(As restated)	(As restated)
Pro forma net revenues	$1,264.1	$2,739.1
Pro forma net income (loss)	(36.1)	(91.4)
Pro forma basic earnings per share	(0.20)	(0.51)
Pro forma diluted earnings per share	(0.20)	(0.51)

Note 10—Condensed Consolidating Financial Statements

Our senior subordinated notes were issued by Blockbuster Inc., which conducts the majority of our domestic operations. All domestic subsidiaries have provided, on a senior subordinated basis, a joint and several guarantee of the senior subordinated notes. Our domestic subsidiaries consist primarily of our distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by our foreign subsidiaries. Additional information regarding our senior subordinated notes is included in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

Blockbuster Inc. and its non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of operations and corresponding amounts in the condensed consolidating balance sheets and condensed consolidating statements of cash flows. Among other things, management fees are charged to the non-guarantor subsidiaries relating to the use of tradenames, information systems and other corporate overhead. An allocation of corporate overhead expenses has also been made to our guarantor subsidiaries. These intercompany amounts are eliminated in consolidation.

We file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with our tax matters agreement.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following financial information presents condensed consolidating statements of operations, balance sheets and statements of cash flows for Blockbuster Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to arrive at the information for Blockbuster on a consolidated basis. The information has been presented as if Blockbuster Inc. accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

	Statement of Operations for the Thirteen Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$749.4	$—	$222.9	$—	$972.3
Merchandise sales	140.9	—	182.9	—	323.8
Other revenues	16.9	23.3	1.6	(33.4)	8.4

	907.2	23.3	407.4	(33.4)	1,304.5

Cost of sales:
Cost of rental revenues	323.7	—	73.8	—	397.5
Cost of merchandise sold	111.8	—	140.0	—	251.8

	435.5	—	213.8	—	649.3

Gross profit	471.7	23.3	193.6	(33.4)	655.2

Operating expenses:
General and administrative	434.0	23.3	181.3	(33.4)	605.2
Advertising	24.9	—	7.0	—	31.9
Depreciation and intangible amortization	26.2	—	11.7	—	37.9

	485.1	23.3	200.0	(33.4)	675.0

Operating income (loss)	(13.4)	—	(6.4)	—	(19.8)
Interest expense	(19.3)	—	(0.1)	1.0	(18.4)
Interest income	0.2	—	1.4	(1.0)	0.6
Other items, net	(0.2)	—	0.1	—	(0.1)

Income (loss) before income taxes	(32.7)	—	(5.0)	—	(37.7)
Provision for income taxes	(1.4)	—	(2.8)	—	(4.2)
Equity in income (loss) of affiliated companies, net of tax	(7.8)	—	—	7.8	—

Net income (loss)	$(41.9)	$—	$(7.8)	$7.8	$(41.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended July 1, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$741.9	$—	$222.6	$—	$964.5
Merchandise sales	91.3	—	193.9	—	285.2
Other revenues	17.2	17.8	2.2	(23.7)	13.5

	850.4	17.8	418.7	(23.7)	1,263.2

Cost of sales:
Cost of rental revenues	343.1	—	71.0	—	414.1
Cost of merchandise sold	61.9	—	152.4	—	214.3

	405.0	—	223.4	—	628.4

Gross profit	445.4	17.8	195.3	(23.7)	634.8

Operating expenses:
General and administrative	447.3	17.9	181.0	(23.7)	622.5
Advertising	45.2	—	9.6	—	54.8
Depreciation and intangible amortization	37.1	—	11.6	—	48.7
Gain on sale of Gamestation	—	—	(81.3)	—	(81.3)

	529.6	17.9	120.9	(23.7)	644.7

Operating income (loss)	(84.2)	(0.1)	74.4	—	(9.9)
Interest expense	(21.1)	—	(2.5)	2.5	(21.1)
Interest income	3.9	—	0.5	(2.5)	1.9
Other items, net	2.0	—	(0.2)	—	1.8

Income (loss) before income taxes	(99.4)	(0.1)	72.2	—	(27.3)
Provision for income taxes	(1.5)	—	(1.5)	—	(3.0)
Equity in income (loss) of affiliated companies, net of tax	69.5	—	—	(69.5)	—

Income (loss) from continuing operations	(31.4)	(0.1)	70.7	(69.5)	(30.3)
Income from discontinued operations, net of tax	—	(1.0)	(0.1)	—	(1.1)

Net income (loss)	$(31.4)	$(1.1)	$70.6	$(69.5)	$(31.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,574.8	$—	$473.8	$—	$2,048.6
Merchandise sales	266.0	—	367.6	—	633.6
Other revenues	35.3	44.4	2.5	(65.8)	16.4

	1,876.1	44.4	843.9	(65.8)	2,698.6

Cost of sales:
Cost of rental revenues	660.3	—	147.7	—	808.0
Cost of merchandise sold	212.5	—	281.2	—	493.7

	872.8	—	428.9	—	1,301.7

Gross profit	1,003.3	44.4	415.0	(65.8)	1,396.9

Operating expenses:
General and administrative	859.7	44.5	367.9	(65.8)	1,206.3
Advertising	43.9	—	18.5	—	62.4
Depreciation and intangible amortization	54.8	—	23.0	—	77.8

	958.4	44.5	409.4	(65.8)	1,346.5

Operating income (loss)	44.9	(0.1)	5.6	—	50.4
Interest expense	(39.3)	—	(0.3)	2.0	(37.6)
Interest income	0.8	—	2.9	(2.0)	1.7
Other items, net	0.3	—	—	—	0.3

Income (loss) before income taxes	6.7	(0.1)	8.2	—	14.8
Provision for income taxes	(2.3)	—	(8.7)	—	(11.0)
Equity in income (loss) of affiliated companies, net of tax	(0.9)	—	—	0.9	—

Income (loss) from continuing operations	3.5	(0.1)	(0.5)	0.9	3.8
Income from discontinued operations, net of tax	—	(0.2)	(0.1)	—	(0.3)

Net income (loss)	$3.5	$(0.3)	$(0.6)	$0.9	$3.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 1, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,563.6	$—	$453.0	$—	$2,016.6
Merchandise sales	200.5	—	476.9	—	677.4
Other revenues	50.6	34.8	4.8	(47.1)	43.1

	1,814.7	34.8	934.7	(47.1)	2,737.1

Cost of sales:
Cost of rental revenues	685.2	—	143.4	—	828.6
Cost of merchandise sold	139.0	—	372.2	—	511.2

	824.2	—	515.6	—	1,339.8

Gross profit	990.5	34.8	419.1	(47.1)	1,397.3

Operating expenses:
General and administrative	916.1	35.1	373.9	(47.1)	1,278.0
Advertising	108.3	—	23.1	—	131.4
Depreciation and intangible amortization	72.5	—	26.0	—	98.5
Gain on sale of Gamestation	—	—	(81.3)	—	(81.3)

	1,096.9	35.1	341.7	(47.1)	1,426.6

Operating income (loss)	(106.4)	(0.3)	77.4	—	(29.3)
Interest expense	(44.7)	—	(5.9)	5.9	(44.7)
Interest income	8.1	—	1.6	(5.9)	3.8
Other items, net	0.3	—	(0.5)	—	(0.2)

Income (loss) before income taxes	(142.7)	(0.3)	72.6	—	(70.4)
Provision for income taxes	(5.0)	—	(6.5)	—	(11.5)
Equity in income (loss) of affiliated companies, net of tax	67.3	—	—	(67.3)	—

Income (loss) from continuing operations	(80.4)	(0.3)	66.1	(67.3)	(81.9)
Income from discontinued operations, net of tax	—	1.6	(0.1)	—	1.5

Net income (loss)	$(80.4)	$1.3	$66.0	$(67.3)	$(80.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$62.7	$0.2	$77.2	$—	$140.1
Receivables, net	55.1	—	31.1	—	86.2
Intercompany receivables	1.9	2.5	45.4	(49.8)	—
Merchandise inventories	257.3	—	190.0	—	447.3
Rental library, net	302.8	—	102.2	—	405.0
Deferred income taxes	—	—	16.6	—	16.6
Prepaid and other current assets	182.0	—	59.5	—	241.5

Total current assets	861.8	2.7	522.0	(49.8)	1,336.7
Property and equipment, net	303.8	—	123.0	—	426.8
Deferred income taxes	124.7	—	15.7	—	140.4
Investment in subsidiaries	456.0	—	—	(456.0)	—
Intangibles, net	12.7	—	—	—	12.7
Goodwill	664.6	—	108.0	—	772.6
Other assets	15.3	—	6.2	—	21.5

	$2,438.9	$2.7	$774.9	$(505.8)	$2,710.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265.3	$3.0	$164.9	$—	$433.2
Intercompany payables	49.8	—	—	(49.8)	—
Accrued expenses	424.0	0.4	123.0	—	547.4
Current portion of long-term debt	65.9	—	—	—	65.9
Current portion of capital lease obligations	9.5	—	0.1	—	9.6
Deferred income taxes	124.7	—	13.2	—	137.9

Total current liabilities	939.2	3.4	301.2	(49.8)	1,194.0
Long-term debt, less current portion	732.1	—	—	—	732.1
Capital lease obligations, less current portion	32.8	—	—	—	32.8
Other liabilities	64.6	—	17.0	—	81.6

	1,768.7	3.4	318.2	(49.8)	2,040.5
Total stockholders’ equity	670.2	(0.7)	456.7	(456.0)	670.2

	$2,438.9	$2.7	$774.9	$(505.8)	$2,710.7

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash used for operating activities	$(50.6)	$—	$(32.3)	$—	$(82.9)

Investing activities:
Capital expenditures	(32.1)	—	(8.5)	—	(40.6)
Other investing activities	—	—	(0.1)	—	(0.1)

Net cash provided by investing activities	(32.1)	—	(8.6)	—	(40.7)

Financing activities:
Proceeds from credit agreements	115.0	—	—	—	115.0
Repayments on credit agreements	(27.3)	—	—	—	(27.3)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(5.1)	—	—	—	(5.1)
Intercompany loans	2.7	—	(2.7)	—	—

Net cash provided by financing activities	79.7	—	(2.7)	—	77.0

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net decrease in cash and cash equivalents	(3.0)	—	(41.5)	—	(44.5)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$62.7	$0.2	$77.2	$—	$140.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 1, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash used for operating activities	$(90.7)	$(14.6)	$(79.0)	$—	$(184.3)

Investing activities:
Capital expenditures	(21.1)	—	(9.4)	—	(30.5)
Proceeds from sale of store operations	—	8.5	—	—	8.5
Proceeds from sale of Gamestation	—	—	135.8	—	135.8
Other investing activities	(7.0)	—	—	—	(7.0)

Net cash provided by investing activities	(28.1)	8.5	126.4	—	106.8

Financing activities:
Repayments on credit agreements	(200.9)	—	—	—	(200.9)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(5.7)	—	(0.3)	—	(6.0)
Proceeds from credit agreement	40.0	—	—	—	40.0
Intercompany loans	139.9	—	(139.9)	—	—

Net cash provided by financing activities	(32.3)	—	(140.2)	—	(172.5)

Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Net decrease in cash and cash equivalents	(151.1)	(6.1)	(89.8)	—	(247.0)
Cash and cash equivalents at beginning of period	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$77.4	$2.2	$68.3	$—	$147.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Restatement of Financial Statements

We have restated herein our consolidated financial statements for the thirteen and twenty-six weeks ended July 1, 2007 to correct errors in such consolidated financial statements. See Note 2 to the consolidated financial statements for more information regarding the impact of the restatement on our consolidated financial statements.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,600 stores in the United States, its territories and 21 other countries as of July 6, 2008. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we are broadening our focus beyond DVD rental to providing convenient access to media entertainment across five channels of distribution:

•	In-store

•	By mail

•	Vending and kiosks

•	Online, and

•	At home (direct to the TV)

The three principal strategies behind our mission to provide convenient access to media entertainment across these five points of distribution are:

•	Profitable growth of our core rental business;

•	Transition our stores to include more retail offerings; and

•	Development of new channels for digital distribution.

In the second quarter of 2008, we have continued to build on the series of actions we took during the second half of 2007 and first quarter of 2008 that were designed to both improve short-term profitability and position us to achieve our strategic objectives.

•

Leveraging and growing our leadership position in the movie and game rental business—These changes include greatly enhanced product availability of new releases (including our continued expansion of Blu-ray), simplifying pricing terms, improving customer service, obtaining exclusive content and innovatively merchandising our product offerings. Additionally, we are currently testing a number of new store prototypes ranging from a refreshed and modernized look and feel of a typical Blockbuster store to Rock-the-Block stores that emphasize gaming, beverages and snacks and video-enabled electronic devices.

•

Developing new retail opportunities—We are leveraging our leadership position in the rental market to increase sales of movies, games and other complementary entertainment-related products by cross-merchandising retail and rental product in high-traffic areas throughout our store base. We also have broadened our product assortment to include Blu-ray, and have rolled out games software, hardware and accessories in all our U.S. corporate-owned stores.

•

Enhancing digital distribution—We have launched digital downloading on blockbuster.com that enables our customers to download entertainment content for both rental and purchase. We are also in the process of testing digital delivery through kiosks in our stores to digitally deliver entertainment content to our customers’ portable devices.

•

Implementing cost controls—We have taken actions to reduce annualized overhead costs by approximately $100 million through the elimination of staffing and operational redundancies in our in-store and online corporate support structure and through operational improvements. Further, we will continue to evaluate a number of other methods to reduce costs, including outsourcing various corporate functions.

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

On July 1, 2008, we announced the decision not to pursue the acquisition after completing our due diligence process which had a total cost impact of $1.9 million. Our decision was reached after a careful review of all of the available facts and circumstances. Based on market conditions and the completion of our initial due diligence process, we determined that it was not in the best interest of our shareholders to proceed with the acquisition. We continue to believe in the strategic merits of a consumer retail proposition that would bring media content and electronic devices together under one brand. We will pursue this strategy through our stores as a way to diversify the business and better serve the entertainment retail segment.

Key Financial Points for the Thirteen Weeks Ended July 6, 2008

•	Same-store revenues increased 9.0% and total revenue increased 3% year-over-year as a result of increases in both same-store rental revenues and same-store merchandise revenues.

•	Merchandise sales increased year-over-year despite the sale of 217 GAMESTATION® stores (“Gamestation”) in the second quarter of 2007.

•	General and administrative expenses decreased $17 million over the second quarter of 2007 due to the continuation of cost savings measures begun in late 2007.

Outlook

For the remainder of 2008, we continue to be committed to executing our strategy and improving our financial results primarily through improving the profitability of our by-mail channel, ensuring the realization of our cost savings measures and developing new retail and rental opportunities including games initiatives. We will also continue to explore the divestiture of our non-core assets, including selling and/or licensing some of our international operations. Additionally, we believe that the continued consolidation in the home-video rental industry, expansion and growth of Blu-ray players and content, and a weakened economy in the U.S. could have a favorable impact on our 2008 results. We are considering strategic alliances where appropriate to further our mission to provide convenient access to media entertainment.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (an “interim impairment test”). Events may occur or circumstances may change that would require us to perform an interim impairment test prior to our annual impairment test. Potential indicators that may trigger such an interim impairment test are declines in the media entertainment industry, a reduction in our planned improved profitability, or a sustained decline in our stock price. We will continue to evaluate the recoverability of our goodwill and intangible assets. This continued evaluation could result in additional non-cash impairments which could have a significant negative impact on our reported net income.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
		(As restated)		(As restated)
Statement of Operations Data:
Revenues	$1,304.5	$1,263.2	$2,698.6	$2,737.1
Cost of sales	649.3	628.4	1,301.7	1,339.8

Gross profit	655.2	634.8	1,396.9	1,397.3
Operating expenses	675.0	644.7	1,346.5	1,426.6

Operating income (loss) (1)	(19.8)	(9.9)	50.4	(29.3)
Interest expense	(18.4)	(21.1)	(37.6)	(44.7)
Interest income	0.6	1.9	1.7	3.8
Other items, net	(0.1)	1.8	0.3	(0.2)

Income (loss) before income taxes	(37.7)	(27.3)	14.8	(70.4)
Provision for income taxes	(4.2)	(3.0)	(11.0)	(11.5)

Income (loss) before discontinued operations	(41.9)	(30.3)	3.8	(81.9)
Income (loss) from discontinued operations, net of tax (2)	—	(1.1)	(0.3)	1.5

Net Income (loss)	$(41.9)	$(31.4)	$3.5	$(80.4)

Cash Flow Data:
Cash from operating activities	N/A	N/A	$(82.9)	$(184.3)
Cash from investing activities	N/A	N/A	$(40.7)	$106.8
Cash from financing activities	N/A	N/A	$77.0	$(172.5)

Other Data:
Depreciation and intangible amortization	$37.9	$48.7	$77.8	$98.5

Margins:
Rental margin (3)	59.1%	57.1%	60.6%	58.9%
Merchandise margin (4)	22.2%	24.9%	22.1%	24.5%
Gross margin (5)	50.2%	50.3%	51.8%	51.1%

Worldwide Data:
Same-store revenues (6)	9.0%	-5.9%	4.9%	-2.7%
Total stores at end of period	7,619	7,878	7,619	7,878

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at July 6, 2008:
Domestic
Stores	3,936	5.6	21,873
Distribution centers	40	N/A	1,133
Corporate/regional offices	14	N/A	423
International
Stores	2,013	3.1	6,169
Distribution centers	8	N/A	192
Corporate/regional offices	8	N/A	108

(1)	During the second quarter of 2007, we recorded an $81.3 million gain on the sale of Gamestation.

(2)	During January 2007, we completed the sale of RHINO VIDEO GAMES® . In accordance with SFAS No. 144, these operations have been classified as discontinued operations.

(3)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(4)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(5)	Gross profit as a percentage of total revenues.

(6)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of July 6, 2008, we had 4,737 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 801 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of July 6, 2008, we had 2,882 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 21 markets outside of the United States. Of these stores, 869 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. During 2007, we sold our freestanding game locations which operated under the brand name GAMESTATION® and we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. Additionally, during 2007, we sold our Australian subsidiary coupled with a master franchise license and terminated a franchise agreement in Brazil. The results of Gamestation, Australia and franchise termination fees incurred in Brazil prior to disposal are included in continuing operations.

The following tables summarize income from continuing operations by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended July 6, 2008
Revenues	$896.5	$408.0	$—	$1,304.5
Cost of sales	435.6	213.7	—	649.3

Gross profit	460.9	194.3	—	655.2
Operating expenses	439.8	192.2	43.0	675.0

Operating income (loss)	$21.1	$2.1	$(43.0)	$(19.8)

Thirteen Weeks Ended July 1, 2007 (as restated)
Revenues	$839.2	$424.0	$—	$1,263.2
Cost of sales	405.0	223.4	—	628.4

Gross profit	434.2	200.6	—	634.8
Operating expenses	479.0	116.2	49.5	644.7

Operating income (loss)	$(44.8)	$84.4	$(49.5)	$(9.9)

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Twenty-Six Weeks Ended July 6, 2008
Revenues	$1,853.3	$845.3	$—	$2,698.6
Cost of sales	872.8	428.9	—	1,301.7

Gross profit	980.5	416.4	—	1,396.9
Operating expenses	875.2	392.4	78.9	1,346.5

Operating income (loss)	$105.3	$24.0	$(78.9)	$50.4

Twenty-Six Weeks Ended July 1, 2007 (as restated)
Revenues	$1,776.5	$960.6	$—	$2,737.1
Cost of sales	824.2	515.6	—	1,339.8

Gross profit	952.3	445.0	—	1,397.3
Operating expenses	999.8	332.9	93.9	1,426.6

Operating income (loss)	$(47.5)	$112.1	$(93.9)	$(29.3)

Thirteen Weeks Ended July 6, 2008 Compared with Thirteen Weeks Ended July 1, 2007

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended
	July 6, 2008		July 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Base movie rental	$573.3	63.9%	$555.6	66.2%	$17.7	3.2%
Base game rental	52.5	5.9%	52.0	6.2%	0.5	1.0%
Previously rented product (“PRP”)	123.6	13.8%	134.3	16.0%	(10.7)	-8.0%

Total rental revenues	749.4	83.6%	741.9	88.4%	7.5	1.0%

Merchandise sales:
Movie sales	47.5	5.3%	42.4	5.1%	5.1	12.0%
Game sales	43.3	4.8%	6.7	0.8%	36.6	546.3%
General merchandise sales	50.0	5.6%	42.1	5.0%	7.9	18.8%

Total merchandise sales	140.8	15.7%	91.2	10.9%	49.6	54.4%

Royalties and other	6.3	0.7%	6.1	0.7%	0.2	3.3%

Total revenues	896.5	100.0%	839.2	100.0%	57.3	6.8%

Cost of sales:
Cost of rental revenues	323.8	36.1%	343.1	40.9%	(19.3)	-5.6%
Cost of merchandise sold	111.8	12.5%	61.9	7.4%	49.9	80.6%

	435.6	48.6%	405.0	48.3%	30.6	7.6%

Gross profit	460.9	51.4%	434.2	51.7%	26.7	6.1%

Operating expenses:
General and administrative:
Stores	343.8	38.3%	345.2	41.2%	(1.4)	-0.4%
Corporate and field	46.3	5.2%	55.8	6.6%	(9.5)	-17.0%

Total general and administrative	390.1	43.5%	401.0	47.8%	(10.9)	-2.7%

Advertising	24.9	2.7%	45.2	5.3%	(20.3)	-44.9%
Depreciation and intangible amortization	24.8	2.8%	32.8	3.9%	(8.0)	-24.4%

	439.8	49.0%	479.0	57.0%	(39.2)	-8.2%

Operating income (loss)	$21.1	2.4%	$(44.8)	-5.3%	$65.9	N/A

Margins:
Rental margin		56.8%		53.8%
Merchandise margin		20.6%		32.1%
Gross margin		51.4%		51.7%

Thirteen Weeks Ended July 6, 2008
Same-store revenues increase/(decrease)
Rental revenues	6.5%
Merchandise revenues	69.2%
Total revenues	14.2%

Rental revenues—Increased $7.5 million or 1.0%.

•	Base movie rental revenue increased mainly as a result of a price increase and an improvement in the in-stock availability of new releases.

•	PRP revenue decreased due primarily to a reduction in promotional activity compared to the second quarter of 2007.

Merchandise sales—Increased $49.6 million or 54.4%.

•	Movie sales increased due to cross-merchandising of product in prominent positions throughout our stores and more competitive pricing.

•	Game sales, representing the largest driver in overall merchandise sales growth, increased due to:

•	the expansion of games software, hardware and accessories to all stores,

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores, and

•	an increase in units of games software sold for next generation game platforms that carry a higher average selling price than the older game platforms sold in the second quarter of 2007.

•

The increase in general merchandise sales, which includes sales of confections and other movie and game-related products, was driven by our strategy of having an assortment of licensed merchandise product available for major theatrical releases combined with a roll-out of framed art product to our stores during the first quarter of 2008.

Gross profit—Increased $26.7 million or 6.1%.

•	Rental gross profit increased substantially due to fewer free in-store exchanges for BLOCKBUSTER Total Access® (“Total Access”) subscribers and an increase in rental revenue.

•

While merchandise gross profit dollars remained flat, merchandise gross margin decreased from 32.1% to 20.6% due to a change in product mix. As a percentage of sales, there has been an increase in both games hardware and software sales, which generate a lower gross margin percentage than our other retail merchandise sales. In addition, DVD margin decreased due to more competitive consumer pricing. We may continue to experience lower merchandise gross margins as we continue to adjust our retail pricing models and invest in our retail growth.

Operating expenses—Decreased $39.2 million or 8.2%.

•	Store general and administrative expense, which includes expenses incurred in-store:

•	decreased due to fewer company-operated stores in the second quarter of 2008;

•	offset by increased per-store labor costs.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•	Advertising expense, which includes by-mail subscriber acquisition costs, decreased due to a reduction in our advertising spend to promote Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated as well as the decreased store count.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended
	July 6, 2008		July 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Base movie rental	$173.1	42.4%	$178.4	42.1%	$(5.3)	-3.0%
Base game rental	13.1	3.2%	12.5	2.9%	0.6	4.8%
Previously rented product (“PRP”)	36.7	9.0%	31.7	7.5%	5.0	15.8%

Total rental revenues	222.9	54.6%	222.6	52.5%	0.3	0.1%

Merchandise sales:
Movie sales	42.4	10.4%	43.4	10.3%	(1.0)	-2.3%
Game sales	96.3	23.6%	108.3	25.5%	(12.0)	-11.1%
General merchandise sales	44.3	10.9%	42.3	10.0%	2.0	4.7%

Total merchandise sales	183.0	44.9%	194.0	45.8%	(11.0)	-5.7%

Royalties and other	2.1	0.5%	7.4	1.7%	(5.3)	-71.6%

Total revenues	408.0	100.0%	424.0	100.0%	(16.0)	-3.8%

Cost of sales:
Cost of rental revenues	73.7	18.1%	71.0	16.8%	2.7	3.8%
Cost of merchandise sold	140.0	34.3%	152.4	35.9%	(12.4)	-8.1%

	213.7	52.4%	223.4	52.7%	(9.7)	-4.3%

Gross profit	194.3	47.6%	200.6	47.3%	(6.3)	-3.1%

Operating expenses:
General and administrative	173.5	42.5%	176.5	41.6%	(3.0)	-1.7%
Advertising	7.0	1.7%	9.6	2.3%	(2.6)	-27.1%
Depreciation and intangible amortization	11.7	2.9%	11.4	2.7%	0.3	2.6%
Gain on sale of Gamestation	—	0.0%	(81.3)	-19.2%	81.3	100.0%

	192.2	47.1%	116.2	27.4%	76.0	65.4%

Operating income (loss)	$2.1	0.5%	$84.4	19.9%	$(82.3)	-97.5%

Margins:
Rental margin		66.9%		68.1%
Merchandise margin		23.5%		21.4%
Gross margin		47.6%		47.3%

Thirteen Weeks Ended July 6, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	-4.3%
Merchandise revenues	6.0%
Total revenues	-0.1%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues—Remained flat at $223 million.

•	We experienced a favorable foreign currency exchange impact of $14.2 million;

•	Offset by a price decrease in select European markets; and

•	Decreased transactions due to better weather and more popular TV offerings in our European markets compared to 2007.

•	Rental mix changed with more customers purchasing previously rented product due to heavy promotional activity designed to move older product.

Merchandise sales—Decreased $11.0 million or 5.7%.

•	Game sales, including sales of new and traded games software, hardware consoles and accessories:

•	decreased due to the sale of 217 Gamestation stores in the second quarter of 2007;

•	partially offset by a 27.3% improvement in same-store game sales driven by continued demand for new and traded games hardware and software in various markets.

•	We experienced a favorable foreign currency exchange impact of $11.9 million.

Royalties and other revenues—Decreased $5.3 million or 71.6%.

•	We received a $5.0 million license fee for Brazil in the second quarter of 2007.

Gross Profit—Decreased $6.3 million or 3.1%.

•	We experienced a favorable foreign currency exchange impact of $12.5 million.

•	Rental gross profit decreased $12.0 million, excluding the impact of foreign currency exchange, due primarily to a price decrease in select European markets.

•	Royalties revenues decreased $5.3 million due to the $5.0 million license fee for Brazil we received in the second quarter of 2007.

•	Merchandise gross profit decreased $5.4 million due to the sale of Gamestation; partially offset by an increase same-store merchandise sales of 6.0%.

Operating expenses—Increased $76.0 million or 65.4%.

•	We recorded an $81.3 million gain on the sale of Gamestation in 2007.

•	General and administrative expenses decreased due primarily to:

•	the sale of Gamestation and our operations in Australia;

•	reduced head count and the closure of company-operated stores; offset by

•	an unfavorable foreign currency exchange impact of $11.7 million.

•	Advertising expense decreased due to the sale of Gamestation and our operations in Australia.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	July 6, 2008	July 1, 2007	Dollar	Percent
		(As restated)
General and administrative	$41.6	$45.0	$(3.4)	-7.6%
Depreciation and intangible amortization	1.4	4.5	(3.1)	-68.9%

Operating expenses	$43.0	$49.5	$(6.5)	-13.1%

Operating expenses—Decreased $6.5 million or 13.1%.

•	General and administrative expenses decreased primarily due to our cost-savings measures.

Additional Consolidated Results.

•	Interest expense decreased primarily due to a lower average interest rate during the second quarter of 2008 versus the second quarter of 2007.

Twenty-Six Weeks Ended July 6, 2008 Compared with Twenty-Six Weeks Ended July 1, 2007

Domestic Segment. The following table is a summary of domestic results of operations.

	Twenty-Six Weeks Ended
	July 6, 2008		July 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Base movie rental	$1,205.0	65.0%	$1,181.3	66.5%	$23.7	2.0%
Base game rental	107.1	5.8%	110.0	6.2%	(2.9)	-2.6%
Previously rented product (“PRP”)	262.7	14.2%	272.2	15.3%	(9.5)	-3.5%

Total rental revenues	1,574.8	85.0%	1,563.5	88.0%	11.3	0.7%

Merchandise sales:
Movie sales	105.1	5.6%	96.6	5.5%	8.5	8.8%
Game sales	63.3	3.4%	18.4	1.0%	44.9	244.0%
General merchandise sales	97.5	5.3%	85.5	4.8%	12.0	14.0%

Total merchandise sales	265.9	14.3%	200.5	11.3%	65.4	32.6%

Royalties and other	12.6	0.7%	12.5	0.7%	0.1	0.8%

Total revenues	1,853.3	100.0%	1,776.5	100.0%	76.8	4.3%

Cost of sales:
Cost of rental revenues	660.3	35.6%	685.1	38.6%	(24.8)	-3.6%
Cost of merchandise sold	212.5	11.5%	139.1	7.8%	73.4	52.8%

	872.8	47.1%	824.2	46.4%	48.6	5.9%

Gross profit	980.5	52.9%	952.3	53.6%	28.2	3.0%

Operating expenses:
General and administrative:
Stores	689.0	37.2%	709.6	39.9%	(20.6)	-2.9%
Corporate and field	91.6	4.9%	116.9	6.6%	(25.3)	-21.6%

Total general and administrative	780.6	42.1%	826.5	46.5%	(45.9)	-5.6%

Advertising	43.9	2.4%	108.3	6.1%	(64.4)	-59.5%
Depreciation and intangible amortization	50.7	2.7%	65.0	3.7%	(14.3)	-22.0%

	875.2	47.2%	999.8	56.3%	(124.6)	-12.5%

Operating income (loss)	$105.3	5.7%	$(47.5)	-2.7%	$152.8	N/A

Margins:
Rental margin		58.1%		56.2%
Merchandise margin		20.1%		30.6%
Gross margin		52.9%		53.6%

Twenty-Six Weeks Ended July 6, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	3.2%
Merchandise revenues	41.6%
Total revenues	8.1%

Rental revenues—Increased $11.3 million or 0.7%.

•	Base movie rental revenues increased mainly as a result of a price increase and an improvement in the in-stock availability of new releases.

•	PRP revenue decreased due primarily to a reduction in promotional activity compared to the second quarter of 2007.

Merchandise sales—Increased $65.4 million or 32.6%.

•	Movie sales increased due to cross-merchandising of product in prominent positions throughout our stores and more competitive pricing.

•	Game sales, representing the largest driver in overall merchandise sales growth, increased due to:

•	the expansion of games software, hardware and accessories to all stores;

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores; and

•	an increase in units of games software sold for next-generation game platforms that carry a higher average selling price than the older game platforms sold in the second quarter of 2007.

•

The increase in general merchandise sales, which includes sales of confections, other movie and game-related products, was driven by our strategy of having an assortment of licensed merchandise product available for major theatrical releases combined with a roll-out of framed art product to our stores during the first quarter of 2008.

Gross profit—Increased $28.2 million or 3.0%.

•	Rental gross profit increased due to fewer free in-store exchanges for Total Access subscribers and an increase in rental revenue.

•	Merchandise gross profit decreased due to lower gross profit from sales of DVDs and confections as we have continued to adjust our retail pricing models and invest in our retail growth.

•

Merchandise gross margin decreased from 30.6% to 20.1% due to a change in product mix. As a percentage of sales, there has been an increase in both games hardware and software sales, which generate a lower gross margin percentage than our other retail merchandise sales. In addition, DVD margin decreased due to more competitive consumer pricing. We may continue to experience lower merchandise gross margins as we continue to adjust our retail pricing models and invest in our retail growth.

Operating expenses—Decreased $124.6 million or 12.5%.

•	Store general and administrative expense, which includes expenses incurred in-store:

•	decreased due to fewer company-operated stores in the second quarter of 2008;

•	offset by increased per-store labor costs.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•	Advertising expense, which includes by-mail subscriber acquisition costs, decreased due to a reduction in our advertising spend to promote Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated as well as the decreased store count.

International Segment. The following table is a summary of international results of operations.

	Twenty-Six Weeks Ended
	July 6, 2008		July 1, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Base movie rental	$372.9	44.2%	$364.2	37.9%	$8.7	2.4%
Base game rental	28.7	3.4%	26.8	2.8%	1.9	7.1%
Previously rented product (“PRP”)	72.2	8.5%	62.1	6.5%	10.1	16.3%

Total rental revenues	473.8	56.1%	453.1	47.2%	20.7	4.6%

Merchandise sales:
Movie sales	90.9	10.8%	94.2	9.8%	(3.3)	-3.5%
Game sales	188.7	22.3%	297.9	31.0%	(109.2)	-36.7%
General merchandise sales	88.1	10.4%	84.8	8.8%	3.3	3.9%

Total merchandise sales	367.7	43.5%	476.9	49.6%	(109.2)	-22.9%

Royalties and other	3.8	0.4%	30.6	3.2%	(26.8)	-87.6%

Total revenues	845.3	100.0%	960.6	100.0%	(115.3)	-12.0%

Cost of sales:
Cost of rental revenues	147.7	17.4%	143.5	15.0%	4.2	2.9%
Cost of merchandise sold	281.2	33.3%	372.1	38.7%	(90.9)	-24.4%

	428.9	50.7%	515.6	53.7%	(86.7)	-16.8%

Gross profit	416.4	49.3%	445.0	46.3%	(28.6)	-6.4%

Operating expenses:
General and administrative	350.9	41.6%	365.3	38.0%	(14.4)	-3.9%
Advertising	18.5	2.2%	23.1	2.4%	(4.6)	-19.9%
Depreciation and intangible amortization	23.0	2.7%	25.8	2.7%	(2.8)	-10.9%
Gain on sale of Gamestation	—	0.0%	(81.3)	-8.5%	81.3	100.0%

	392.4	46.5%	332.9	34.6%	59.5	17.9%

Operating income (loss)	$24.0	2.8%	$112.1	11.7%	$(88.1)	-78.6%

Margins:
Rental margin		68.8%		68.3%
Merchandise margin		23.5%		22.0%
Gross margin		49.3%		46.3%

Twenty-Six Weeks Ended July 6, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	-1.6%
Merchandise revenues	0.2%
Total revenues	-0.8%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues—Increased $20.7 million or 4.6%.

•	We experienced a favorable foreign currency exchange impact of $36.0 million;

•	Offset by decreased transactions due to better weather and more popular TV offerings in our European markets compared to 2007.

•	PRP revenues increased as a result of more promotional activity designed to move older product.

Merchandise sales—Decreased $109.2 million or 22.9%.

•	We experienced a favorable foreign currency exchange impact of $25.3 million.

•	Movie sales, including sales of new and traded DVDs, decreased mainly due to poor title performance compared to 2007.

•	Game sales, including sales of new and traded games software, hardware consoles and accessories:

•	decreased due to the sale of 217 Gamestation stores in the second quarter of 2007;

•	partially offset by a 15.2% improvement in same-store game sales driven by continued demand for new and traded games in various markets.

Royalties and other revenues—Decreased $26.8 million or 87.6%.

•	We received $25 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

Gross Profit—Decreased $28.6 million or 6.4%.

•	We experienced a favorable foreign currency exchange impact of $30.5 million.

•	Merchandise gross profit decreased due primarily to the sale of Gamestation.

•	Royalties revenues decreased due to the receipt of $25.0 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

•	Total gross margin increased from 46.3% in 2007 to 49.3% in 2008 due to a product shift from retail merchandise toward rental. The driver of the product shift was the sale of Gamestation.

Operating expenses—Increased $59.5 million or 17.9%.

•	We recorded a gain on sale of Gamestation of $81.3 million in 2007.

•	General and administrative expenses decreased due primarily to:

•	the sale of Gamestation and our operations in Australia;

•	reduced head count and the closure of company-operated stores; offset by

•	an unfavorable foreign currency exchange impact of $26.3 million.

•	Advertising expense decreased due to the sale of Gamestation and our operations in Australia.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Twenty-Six Weeks Ended		Increase/(Decrease)
	July 6, 2008	July 1, 2007	Dollar	Percent
		(As restated)
General and administrative	$74.8	$86.2	$(11.4)	-13.2%
Depreciation and intangible amortization	4.1	7.7	(3.6)	-46.8%

Operating expenses	$78.9	$93.9	$(15.0)	-16.0%

Operating expenses—Decreased $15.0 million or 16.0%.

•	General and administrative expenses decreased primarily due to our cost-savings measures.

Additional Consolidated Results.

•	Interest expense decreased primarily due to lower average outstanding debt balances and lower average interest rates during the twenty-six weeks ended July 6, 2008.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. We expect cash on hand, cash from operations and available borrowings under our revolving credit facility to be sufficient to fund the anticipated cash requirements for working capital purposes, including rental library purchases and capital expenditures under our normal operations as well as commitments and payments of principal and interest on borrowings and dividends on our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for at least the next twelve months. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We were in compliance with our required minimum EBITDA covenant, our maximum capital expenditure covenant and all other applicable covenants as of July 6, 2008. However, our substantial indebtedness and a significant decline in the media entertainment market in which we operate could adversely affect our ability to comply with these covenants. Further, uncertainty surrounding our industry may impact our ability to finance our obligations and may cause some of our trade creditors to impose unfavorable terms. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. See Note 5 to the consolidated financial statements for further discussion of these items.

Contractual Obligations

The following table sets forth an additional contractual obligation pertaining to an IT outsourcing agreement we entered into in May 2008. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

Contractual Obligations	2008	2009-2010	2011-2012	Total
Purchase obligations	$6.9	$28.3	$18.2	$53.4

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	July 6, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate ranging from 6.3% to 6.5% at July 6, 2008	$28.2	$24.0
Term B loan, interest rate ranging from 6.5% to 7.0% at July 6, 2008	37.7	20.7

Total current portion of long-term debt	65.9	44.7
Current portion of capital lease obligations	9.6	10.1

	$75.5	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	July 6, 2008	January 6, 2008
Credit facilities:
Revolving credit facility, interest rate ranging from 6.2% to 6.7% at July 6, 2008	$95.0	$—
Term A loan, interest rate ranging from 6.3% to 6.5% at July 6, 2008	9.4	18.8
Term B loan, interest rate ranging from 6.5% to 7.0% at July 6, 2008	327.7	346.8
Senior subordinated notes, interest rate of 9.0% at July 6, 2008	300.0	300.0

Total long-term debt, less current portion	732.1	665.6
Capital lease obligations, less current portion	32.8	37.4

	$764.9	$703.0

As of July 6, 2008, $95.0 million was outstanding under our revolving credit facility and $403.0 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $48.7 million reserved to support other letters of credit, totaled $106.3 million at July 6, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 6, 2008 for borrowings under the credit facilities was 6.7%. As of July 6, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

The borrowing availability under the revolving credit facility will be automatically reduced by quarterly installments of $25 million beginning October 2007 through July 2009 and will terminate in full in August 2009. As of July 6, 2008, the Term A Loan Facility is payable in quarterly installments of $9.4 million from October 2008 through August 2009 and the Term B Loan Facility is payable in quarterly installments of $9.4 million from October 2008 through July 2010 and $72.5 million beginning October 2010 through August 2011.

Our revolving credit facility and Term A loan mature in August 2009, before which time we will pursue alternatives for a new capital structure.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of July 6, 2008 are expected to be approximately $37.7 million for the remainder of fiscal 2008, $151.5 million in fiscal 2009, $163.8 million in fiscal 2010, and a total of $445.0 million in the fiscal years thereafter.

Beginning with fiscal 2005, we have been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. For the twenty-six weeks ended July 6, 2008, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow, if any, for the fiscal year ended January 4, 2009. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, we are required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. Therefore, we made prepayments of $0.3 million and $9 million during the first quarter of 2008 and 2007, respectively. During the second quarter of 2007, we made prepayments of $136 million related to such transactions during the second quarter of 2007. We did not have any required prepayments during the second quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points.

See Note 3 to the consolidated financial statements for additional information on our credit agreement.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $101.4 million to $82.9 million of cash used for operating activities during the twenty-six weeks ended July 6, 2008 from $184.3 million of cash used for operating activities during the twenty-six weeks ended July 1, 2007, primarily because:

•	our net income as adjusted for non-cash items has increased;

•

we used $98.8 million less cash to pay down accounts payable and accrued liabilities during the twenty-six weeks ended July 6, 2008 due to having significantly lowered our accounts payable and accrued liabilities balances in 2007;

•	offset by a $77.5 million higher net increase in merchandise inventories, and a $24.2 million increase in rental library purchases.

Investing Activities. Net cash flows from investing activities decreased $147.5 million to $40.7 million of cash used for investing activities during the twenty-six weeks ended July 6, 2008 from $106.8 million provided by investing activities during the twenty-six weeks ended July 1, 2007, due mainly to:

•	a $135.8 million decrease in proceeds from the sale of Gamestation; and

•	a $10.1 million increase in capital expenditures.

Financing Activities. Net cash flows from financing activities increased $249.5 million to $77.0 million of cash provided by financing activities during the twenty-six weeks ended July 6, 2008 from $172.5 million of cash used for financing activities during the twenty-six weeks ended July 6, 2007. This change was primarily due to a $248.6 million decrease in net debt repayments.

Other Financial Measurements: Working Capital

At July 6, 2008, we had cash and cash equivalents of $140.1 million. Working capital was $142.7 million as compared to $30.7 million at January 6, 2008.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(ii)	overall industry performance, current and anticipated economic conditions, and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(iii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(iv)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(v)	the variability in consumer appeal of the movie titles and games software released for rental and sale;

(vi)	our ability to comply with operating and financial restrictions and covenants in our debt agreements, which ability could be impacted by, among other things, any industry performance that differs from our expectations, and any adverse publicity relating thereto;

(vii)	our ability to secure replacement financing on acceptable terms and conditions upon maturity of our existing credit agreements.

(viii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(ix)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(x)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(xi)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(xii)	with respect to our online subscription service, our ability to attract and retain subscribers as well as our ability to manage subscriber acquisition and service costs;

(xiii)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS 142, Goodwill and Other Intangible Assets, any interpretation issued in connection with SFAS 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xiv)	the effect of game platform cycles;

(xv)	the impact of developments affecting our outstanding litigation and claims against us;

(xvi)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xvii)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business, including our trading activities;

(xviii)	the volatility and decline in our stock price;

(xix)	our ability to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology, market trends and consumer preferences;

(xx)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, and in our quarterly report on Form 10-Q for the quarter ended April 6, 2008.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of July 6, 2008 and July 1, 2007, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $498.0 million at July 6, 2008, and the weighted-average interest rate for these borrowings was 6.7%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $5.0 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $26.4 million and $61.9 million and operating income would have increased by $1.4 million and $1.3 million for the thirteen and twenty-six weeks ended July 6, 2008, respectively, if foreign exchange rates had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.3% and 33.6% of our total revenues for the thirteen weeks ended July 6, 2008 and July 1, 2007, respectively, and 31.3% and 35.1% of our total revenues for the twenty-six weeks ended July 6, 2008 and July 1, 2007, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Item 4.	Controls and Procedures

Restatement

As previously disclosed in our Form 10-K for the fiscal year ended January 6, 2008, we restated our consolidated financial statements for fiscal years 2006 and 2005 and our unaudited condensed consolidated interim financial information for each of the first three quarters of fiscal 2007 and each of the quarters in fiscal 2006 to correct errors in such consolidated financial statements and financial information.

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2007, management identified the following material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

General and Administrative Expense Accruals

We did not maintain effective controls over the completeness and accuracy of general and administrative expense accruals and the related expense accounts. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of general and administrative expense accruals for services provided and not billed at period end. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of accounts payable, general and administrative expense accruals and the related expense accounts that would result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management determined that this control deficiency constituted a material weakness.

As discussed below in “Remediation of Previously Reported Material Weaknesses,” we completed remediation of this material weakness as of July 6, 2008.

Foreign Currency Cumulative Translation Adjustments

We did not maintain effective controls over the completeness and accuracy of foreign currency cumulative translation adjustments including realized foreign currency gains and losses and gains and losses on sales of foreign subsidiaries. Specifically, effective controls were not maintained to ensure that the individuals responsible for recording foreign currency cumulative translation adjustments, as well as those responsible for the related review, had the appropriate level of US GAAP knowledge necessary to completely and accurately record the impact of the cumulative translation adjustments affecting accumulated other comprehensive loss, realized foreign currency transaction gains and losses included in other items, net, gains and losses on sales of foreign subsidiaries, and gain on sale of Gamestation. This control deficiency resulted in restatement adjustments to our annual 2006 and 2005 consolidated financial statements and our interim condensed consolidated financial information for each of the first three quarters in fiscal 2007 and each of the quarters in fiscal 2006. Additionally, this control deficiency could result in misstatements of the cumulative translation adjustment and related foreign currency gain and loss accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, our management determined that this control deficiency constituted a material weakness.

As discussed below in “Remediation of Previously Reported Material Weaknesses”, we completed remediation of this material weakness as of April 6, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of July 6, 2008. In making this evaluation, our management considered the matters relating to the material weaknesses discussed above. Based on this evaluation, and because we completed remediation of the material weaknesses as described below, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of July 6, 2008.

Remediation of Previously Reported Material Weaknesses

General and Administrative Expense Accruals

During the quarter ended July 6, 2008, we completed remediation of the material weakness in accounting for general and administrative expense accruals. In connection with our remediation process we implemented the following:

•	Enhanced procedures and documentation supporting our general and administrative expense accruals; and

•	More robust management review of general and administrative expense accruals.

Foreign Currency Cumulative Translation Adjustments

During the quarter ended April 6, 2008, we completed remediation of the material weakness in accounting for foreign currency cumulative translation adjustments. In connection with our remediation process we implemented the following:

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

Changes in Internal Control over Financial Reporting

Management has implemented changes that have materially affected or are reasonably likely to materially affect Blockbuster’s internal control over financial reporting during the twenty-six weeks ended July 6, 2008 as further described above in “Remediation of Previously Reported Material Weaknesses,” and concluded that the previously reported material weaknesses no longer exist as of July 6, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 28, 2008. The stockholders voted on the following:

1.	the election of directors; and

2.	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2008.

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominee	Votes For	Votes Withheld
Edward Bleier	197,532,406	6,488,091
Robert A. Bowman	197,045,920	6,974,577
Jackie M. Clegg	197,119,195	6,901,302
James W. Crystal	191,918,666	12,101,831
Gary J. Fernandes	189,682,740	14,337,757
Jules Haimovitz	191,888,569	12,131,928
Carl C. Icahn	145,294,169	58,726,328
James W. Keyes	200,784,183	3,326,314
Strauss Zelnick	200,816,632	3,203,865

Ratification of the Appointment of Independent Registered Public Accounting Firm. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
201,267,261	975,311	1,777,925

Item 6.	Exhibits

The Exhibit Index on page 54 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Thomas M. Casey
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: August 14, 2008

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