Form 10-Q
period 2008-10-05
BLOCKBUSTER INC
filed 2008-11-14
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2008

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 7, 2008:

Class A common stock, par value $.01 per share: 120,775,084

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007	October 5, 2008	September 30, 2007
		(As restated)		(As restated)
Revenues:
Base rental revenues	$751.4	$812.1	$2,465.1	$2,494.4
Previously rented product (“PRPL”) revenues	148.5	150.6	483.4	484.9

Total rental revenues	899.9	962.7	2,948.5	2,979.3
Merchandise sales	297.9	267.6	931.5	945.0
Other revenues	6.8	7.9	23.2	51.0

	1,204.6	1,238.2	3,903.2	3,975.3

Cost of sales:
Cost of rental revenues	329.3	365.4	1,137.3	1,194.0
Cost of merchandise sold	232.0	202.6	725.7	713.8

Total cost of sales	561.3	568.0	1,863.0	1,907.8

Gross profit	643.3	670.2	2,040.2	2,067.5

Operating expenses:
General and administrative	576.1	604.2	1,782.4	1,882.2
Advertising	32.4	27.5	94.8	158.9
Depreciation and intangible amortization	37.1	43.5	114.9	142.0
Gain on sale of Gamestation	—	(0.2)	—	(81.5)

	645.6	675.0	1,992.1	2,101.6

Operating income (loss)	(2.3)	(4.8)	48.1	(34.1)
Interest expense	(17.9)	(20.7)	(55.5)	(65.4)
Interest income	0.5	1.3	2.2	5.1
Other items, net	5.8	(1.3)	6.1	(1.5)

Income (loss) before income taxes	(13.9)	(25.5)	0.9	(95.9)
Provision for income taxes	(3.9)	(8.7)	(14.9)	(20.2)

Income (loss) from continuing operations	(17.8)	(34.2)	(14.0)	(116.1)
Income (loss) from discontinued operations (Note 6)	—	(0.2)	(0.3)	1.3

Net income (loss)	(17.8)	(34.4)	(14.3)	(114.8)
Preferred stock dividends	(2.8)	(2.8)	(8.4)	(8.4)

Net income (loss) applicable to common stockholders	$(20.6)	$(37.2)	$(22.7)	$(123.2)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.11)	$(0.20)	$(0.12)	$(0.66)
Discontinued operations	—	—	—	0.01

Net income (loss)	$(0.11)	$(0.20)	$(0.12)	$(0.65)

Weighted-average common shares outstanding:
Basic and diluted	192.1	190.6	191.7	190.0

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	October 5, 2008	January 6, 2008
Assets
Current assets:
Cash and cash equivalents	$95.3	$184.6
Receivables, less allowances of $8.0 and $8.7 for 2008 and 2007, respectively	87.3	113.1
Merchandise inventories	471.0	343.9
Rental library, net	377.6	441.1
Deferred income taxes	15.7	15.9
Prepaid and other current assets	219.2	220.6

Total current assets	1,266.1	1,319.2
Property and equipment, net	416.0	463.0
Deferred income taxes	139.9	144.8
Intangibles, net	12.2	13.7
Goodwill	770.7	772.6
Other assets	18.9	20.3

	$2,623.8	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$411.4	$472.8
Accrued expenses	516.2	618.4
Current portion of long-term debt	200.2	44.7
Current portion of capital lease obligations	9.0	10.1
Deferred income taxes	138.2	142.5

Total current liabilities	1,275.0	1,288.5
Long-term debt, less current portion	614.8	665.6
Capital lease obligations, less current portion	30.3	37.4
Other liabilities	77.4	86.4

	1,997.5	2,077.9

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.15 shares issued and outstanding for 2008 and 2007 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 120.7 and 121.2 shares issued and outstanding for 2008 and 2007, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2008 and 2007	0.7	0.7
Additional paid-in capital	5,379.8	5,375.2
Accumulated deficit	(4,868.9)	(4,854.6)
Accumulated other comprehensive loss	(36.5)	(16.8)

Total stockholders’ equity	626.3	655.7

	$2,623.8	$2,733.6

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007
		(As restated)
Cash flows from operating activities:
Net income (loss)	$(14.3)	$(114.8)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	114.9	142.0
Rental library purchases	(471.8)	(500.7)
Rental library amortization	532.3	540.2
Non-cash share-based compensation	12.7	9.9
Gain on sale of Gamestation	—	(81.5)
Deferred taxes and other	1.1	—
Change in operating assets and liabilities:
Change in receivables	24.5	45.1
Change in merchandise inventories	(140.2)	(55.7)
Change in prepaid and other assets	(1.8)	31.3
Change in accounts payable	(56.3)	(85.5)
Change in accrued expenses and other liabilities	(102.2)	(131.7)

Net cash provided by (used for) operating activities	(101.1)	(201.4)

Cash flows from investing activities:
Capital expenditures	(76.1)	(52.0)
Cash used for acquisitions	(1.9)	(12.0)
Proceeds from sale of Gamestation	—	147.7
Proceeds from sale of store operations	3.8	8.5
Acquisition of intangible assets	—	(7.1)
Other investing activities	0.4	0.9

Net cash provided by (used for) investing activities	(73.8)	86.0

Cash flows from financing activities:
Proceeds from credit agreement	175.0	85.0
Repayments on credit agreement	(70.3)	(219.8)
Debt issuance costs	—	(4.0)
Cash dividends on preferred stock	(8.4)	(8.4)
Capital lease payments	(7.6)	(8.8)

Net cash provided by (used for) financing activities	88.7	(156.0)

Effect of exchange rate changes on cash	(3.1)	5.8

Net increase (decrease) in cash and cash equivalents	(89.3)	(265.6)
Cash and cash equivalents at beginning of period	184.6	394.9

Cash and cash equivalents at end of period	$95.3	$129.3

Supplemental cash flow information:
Cash payments for interest	$59.5	$70.3
Cash payments for income taxes	$19.6	$22.1

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer movies and video games for in-store rental, sale and trade, and sell other entertainment-related merchandise. We also operate an online service offering rental and sale of movies delivered by mail and digital delivery through blockbuster.com.

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 6, 2008, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, except where discussed below.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be triggered by, among other factors, declines in the media entertainment industry, a reduction

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility over the first three quarters of 2008 and is currently trading at historically low prices. Consequently, if our stock price does not increase in the near term, we may need to recognize a non-cash impairment charge as a result of our annual impairment test. Our goodwill balance totaled $770.7 million as of October 5, 2008. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted-average number of common shares outstanding by the assumed exercise of Blockbuster stock options and stock-settled stock appreciation rights (“SSARs”), vesting of restricted shares and restricted share units and shares issuable under the conversion feature of our 7.5% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) using the if-converted method only in periods in which such effect would have been dilutive on income from continuing operations before cumulative effect of change in accounting principle. Options to purchase 18.1 million and 16.9 million shares of Class A common stock were outstanding as of October 5, 2008 and September 30, 2007, respectively. Additionally, 1.8 million and 3.7 million restricted shares and restricted share units that are settleable in shares of Class A common stock were outstanding as of October 5, 2008 and September 30, 2007, respectively, and 5.5 million SSARs were outstanding as of October 5, 2008. For the thirteen and thirty-nine weeks ended October 5, 2008 and September 30, 2007, the inclusion of all stock options, all restricted shares and restricted share units, all SSARs and all shares of Series A convertible preferred stock would be anti-dilutive and they were therefore excluded from the computation of the weighted-average shares for diluted EPS.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive loss of $36.5 million and $16.8 million as of October 5, 2008 and January 6, 2008, respectively.

Comprehensive loss for the thirteen and thirty-nine weeks ended October 5, 2008 and September 30, 2007 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007	October 5, 2008	September 30, 2007
		(As restated)		(As restated)
Net income (loss)	$(17.8)	$(34.4)	$(14.3)	$(114.8)
Foreign currency translation adjustment, net of tax	(26.2)	7.4	(19.7)	(2.8)

Total comprehensive income (loss)	$(44.0)	$(27.0)	$(34.0)	$(117.6)

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. Upon adoption of FIN 48 on January 1, 2007, we reduced the total liability relating to our uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit.

As of October 5, 2008 the liability for uncertain tax positions was approximately $1.6 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive effect on our effective tax rate.

In the third quarter of 2008, the IRS completed an audit that included the tax year ended September 30, 2004. The completion of this audit resulted in a $2.0 million reduction in our liability relating to uncertain tax positions, which consisted of $1.4 million of tax and $0.6 million of interest, in “Other liabilities” on our Consolidated Balance Sheets had a favorable effect on our effective tax rate. This reduction was offset by an increase of $1.6 million in “Other liabilities” for uncertain tax positions in accordance with FIN 48.

The following is a summary of our domestic tax years that remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/2002 and prior	No	Yes	N/A	Yes
Domestic	12/31/2003	No	Yes	N/A	Yes
Domestic	09/30/2004	Yes	Yes	N/A	Yes
Domestic	12/31/2004	Yes	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No

The following is a summary of our other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years under Examination
Canada	1999 and prior	Post 1999	2000 -2002
Ireland	1999 and prior	Post 1999	N/A
Italy	2001 and prior	Post 2001	N/A
Mexico	2002 and prior	Post 2002	N/A
United Kingdom	2003 and prior	Post 2003	N/A

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of October 5, 2008, we had no recorded liabilities associated with accrued interest and penalties related to uncertain tax positions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Severance Charges

The following table presents the activity in the severance liability for the thirty-nine weeks ended October 5, 2008 and September 30, 2007:

	Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007
Beginning balance	$15.5	$6.2
Expense incurred and accrued	3.2	17.5
Adjustments to accruals	(2.5)	—
Reclassification	(0.7)	—
Amount paid	(12.1)	(12.1)

Ending balance	$3.4	$11.6

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we establish reserves for store closures in the period that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on our Consolidated Statements of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

As of October 5, 2008 and January 6, 2008, the remaining liability to be paid in the future related to store closure reserves was $9.3 million and $11.5 million, respectively. We made payments of $6.8 million in rent and lease termination costs for the thirty-nine weeks ended October 5, 2008. There have been no significant adjustments to previously accrued store closure costs during 2008. The following table presents operating expenses related to store closures during the thirteen and thirty-nine weeks ended October 5, 2008 and September 30, 2007:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007	October 5, 2008	September 30, 2007
		(As restated)		(As restated)
Closed store accruals and lease termination costs	$2.5	$1.6	$4.0	$8.7
Accelerated depreciation	1.8	1.3	5.7	6.3

Total store closure expense	$4.3	$2.9	$9.7	$15.0

Amended and Restated Employment Agreement with Former CEO

As previously disclosed in our Annual Report on Form 10-K for the year ended January 6, 2008, we were in discussions with our former Chief Executive Officer, John F. Antioco, in an attempt to resolve a disagreement concerning the Board of Directors’ 2006 bonus award to Mr. Antioco. On January 25, 2007, the Board of Directors exercised negative discretion and awarded a 2006 bonus to Mr. Antioco of $2.28 million, which would

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

be in addition to his 2006 salary and deferred compensation of approximately $2.5 million. This bonus award was subject to the condition that the Board of Directors would award him no 2006 bonus if Mr. Antioco contested the award.

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

Franchisee Termination Agreement

During the first quarter of 2007, our franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, we entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. As a result of the termination agreement, we received a termination fee of approximately $20 million, which was included in “Other revenues” in our Consolidated Statements of Operations. Additionally, during the second quarter of 2007 we received $5 million related to the license agreement with Lojas Americanas, which is included in “Other revenues” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in various accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of SFAS 157 as it relates to nonfinancial assets and liabilities.

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are still in the process of evaluating the impact, if any, FSP 03-6-1 will have on our consolidated financial statements.

Note 2—Restatement

As previously disclosed in our Form 10-K for the fiscal year ended January 6, 2008, we have restated our unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2007 to correct errors in such consolidated financial statements. The restatement adjustments also include previously identified errors which were not initially corrected based on materiality as well as errors that were corrected through the adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the fourth quarter of fiscal 2006.

This note should be read in conjunction with Note 2 and Note 14 of our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following tables present the impact of the restatement adjustments, further described below, on the unaudited consolidated statements of operations for the thirteen and thirty-nine weeks ended September 30, 2007, respectively:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2007			September 30, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Revenues:
Base rental revenues (1)	$812.1	$—	$812.1	$2,493.5	$0.9	$2,494.4
Previously rented product (“PRP”) revenues	150.6	—	150.6	484.9	—	484.9

Total rental revenues	962.7	—	962.7	2,978.4	0.9	2,979.3
Merchandise sales	267.6	—	267.6	945.0	—	945.0
Other revenues	7.9	—	7.9	51.0	—	51.0

	1,238.2	—	1,238.2	3,974.4	0.9	3,975.3

Cost of sales:
Cost of rental revenues	365.4	—	365.4	1,194.0	—	1,194.0
Cost of merchandise sold (2)	205.0	(2.4)	202.6	715.1	(1.3)	713.8

	570.4	(2.4)	568.0	1,909.1	(1.3)	1,907.8

Gross profit	667.8	2.4	670.2	2,065.3	2.2	2,067.5

Operating expenses:
General and administrative (3)	603.2	1.0	604.2	1,882.0	0.2	1,882.2
Advertising	27.5	—	27.5	158.9	—	158.9
Depreciation and intangible amortization (4)	42.9	0.6	43.5	140.0	2.0	142.0
Gain on sale of Gamestation (5)	(0.2)	—	(0.2)	(77.9)	(3.6)	(81.5)

	673.4	1.6	675.0	2,103.0	(1.4)	2,101.6

Operating income (loss)	(5.6)	0.8	(4.8)	(37.7)	3.6	(34.1)
Interest expense	(20.7)	—	(20.7)	(65.4)	—	(65.4)
Interest income	1.3	—	1.3	5.1	—	5.1
Other items, net (6)	(1.1)	(0.2)	(1.3)	0.2	(1.7)	(1.5)

Income (loss) from continuing operations before income taxes	(26.1)	0.6	(25.5)	(97.8)	1.9	(95.9)
Benefit (provision) for income taxes	(8.7)	—	(8.7)	(20.2)	—	(20.2)

Income (loss) from continuing operations	(34.8)	0.6	(34.2)	(118.0)	1.9	(116.1)
Income (loss) from discontinued operations	(0.2)	—	(0.2)	1.3	—	1.3

Net income (loss)	(35.0)	0.6	(34.4)	(116.7)	1.9	(114.8)
Preferred stock dividends	(2.8)	—	(2.8)	(8.4)	—	(8.4)

Net income (loss) applicable to common stockholders	$(37.8)	$0.6	$(37.2)	$(125.1)	$1.9	$(123.2)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.20)	$—	$(0.20)	$(0.67)	$0.01	$(0.66)
Discontinued operations	—	—	—	0.01	—	0.01

Net income (loss)	$(0.20)	$—	$(0.20)	$(0.66)	$0.01	$(0.65)

Weighted-average common shares outstanding:
Basic and diluted	190.6		190.6	190.0		190.0

(1)	Adjustments for gift card service fee errors.

(2)	Adjustments for intercompany account balance errors and classification errors between cost of merchandise sold and gain on sale of Gamestation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(3)	Adjustments for rent expense errors and general and administrative expense accruals errors.

(4)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation.

(5)	Adjustments for errors in the computation of gain on sale of Gamestation.

(6)	Adjustments for foreign currency translation adjustment errors impacting recognized foreign currency transaction gains and losses.

The following table presents the impact of the restatement adjustments on the consolidated statement of cash flows for the thirty-nine weeks ended September 30, 2007:

	Thirty-Nine Weeks Ended
	September 30, 2007
	As reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$(116.7)	$1.9	$(114.8)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and intangible amortization (1)	140.0	2.0	142.0
Rental library purchases	(500.7)	—	(500.7)
Rental library amortization	540.2	—	540.2
Non-cash share-based compensation	9.9	—	9.9
Gain on sale of Gamestation (2)	(77.9)	(3.6)	(81.5)
Deferred taxes and other (3)	(1.7)	1.7	—
Change in operating assets and liabilities:
Change in receivables	45.1	—	45.1
Change in merchandise inventories (4)	(56.8)	1.1	(55.7)
Change in prepaid and other assets	31.3	—	31.3
Change in accounts payable (5)	(80.3)	(5.2)	(85.5)
Change in accrued expenses and other liabilities (6)	(133.8)	2.1	(131.7)

Net cash flow provided by (used for) operating activities	(201.4)	—	(201.4)

Cash flows from investing activities:
Capital expenditures	(52.0)	—	(52.0)
Cash used for acquisitions	(12.0)	—	(12.0)
Proceeds from sale of Gamestation	147.7	—	147.7
Proceeds from sale of store operations	8.5	—	8.5
Acquisition of intangible asset	(7.1)	—	(7.1)
Other investing activities	0.9	—	0.9

Net cash flow provided by (used for) investing activities	86.0	—	86.0

Cash flows from financing activities:
Proceeds from credit agreement	85.0	—	85.0
Repayments on credit agreement	(219.8)	—	(219.8)
Debt issuance costs	(4.0)	—	(4.0)
Cash dividends on preferred stock	(8.4)	—	(8.4)
Capital lease payments	(8.8)	—	(8.8)

Net cash provided by (used for) financing activities	(156.0)	—	(156.0)

Effect of exchange rate changes on cash	5.8		5.8

Net increase (decrease) in cash and cash equivalents	(265.6)	—	(265.6)
Cash and cash equivalents at beginning of period	394.9	—	394.9

Cash and cash equivalents at end of period	$129.3	$—	$129.3

(1)	Adjustments for depreciation expense errors on store fixtures and signage and classification errors between depreciation and intangible amortization and gain on sale of Gamestation.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

(2)	Adjustments for errors in the computation of gain on sale of Gamestation.

(3)	Adjustments for foreign currency translation adjustment errors.

(4)	Adjustments for classification errors between cost of merchandise sold and gain on sale of Gamestation.

(5)	Adjustments for general and administrative expense accruals errors and intercompany account balance errors.

(6)	Adjustments for rent expense errors and gift card service fee errors.

Note 3—Credit Agreement and Other Debt

The following table sets forth our current portion of long-term debt and capital lease obligations:

	October 5, 2008	January 6, 2008
Credit facilities:
Revolving credit facility, interest rate ranging from 6.2% to 7.4% at October 5, 2008	$135.0	$—
Term A loan, interest rate of 6.3% at October 5, 2008	27.9	24.0
Term B loan, interest rate ranging from 6.5% to 7.0% at October 5, 2008	37.3	20.7

Total current portion of long-term debt	200.2	44.7
Current portion of capital lease obligations	9.0	10.1

	$209.2	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	October 5, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate of 6.3% at October 5, 2008	$—	$18.8
Term B loan, interest rate ranging from 6.5% to 7.0% at October 5, 2008	314.8	346.8
Senior subordinated notes, interest rate of 9.0% at October 5, 2008	300.0	300.0

Total long-term debt, less current portion	614.8	665.6
Capital lease obligations, less current portion	30.3	37.4

	$645.1	$703.0

As of October 5, 2008, $135.0 million was outstanding under our revolving credit facility and $380.0 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), at Viacom’s expense (the “Viacom Letters of Credit”), and $54.8 million reserved to support other letters of credit, totaled $35.2 million at October 5, 2008. See Note 11 to the consolidated financial statements for information regarding a reduction to the Viacom Letters of Credit that occurred subsequent to October 5, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at October 5, 2008 for borrowings under the credit facilities was 6.7%. As of October 5, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

As of October 5, 2008, $300.0 million of principal was outstanding under our senior subordinated notes. The senior subordinated notes mature on September 1, 2012. Interest accrues on the senior subordinated notes and is payable on March 1 and September 1 of each year.

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

On July 2, 2007, we entered into an additional amendment (the “Second Amendment”) to our amended and restated credit agreement which became effective on July 13, 2007 and which:

•

accelerated reductions in the revolving commitments that were previously scheduled to occur on October 1, 2007 and January 1, 2008 which effectively reduced the total amount of the revolving commitments from $500 million to $450 million;

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

We continue to be in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of October 5, 2008 and we expect to remain in compliance. However, if amounts outstanding under the credit facilities were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our senior subordinated notes and certain leases, could also become due and payable immediately.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Our revolving credit facility (“revolver”) is scheduled to mature on August 20, 2009. If the revolver matures without renewal, replacement or extension, our borrowing capacity would be immediately reduced by $300 million. Consequently, we have been actively evaluating options to refinance our debt and are taking actions to minimize the size of our revolver needs. These options include amending, replacing or eliminating the need for our revolver or amending or replacing our current credit agreement.

The recent extraordinary and unexpected limitations in domestic and international capital and credit markets have significantly limited the availability and raised the cost of debt and equity financing. We are currently engaged in preliminary discussions with banks and other potential lenders and investors, and are considering possible terms on which financing might be extended to us. These discussions have not proceeded to the point where any prediction can be made as to whether we will be able to agree on terms or whether, in any event, such financing would be extended to us. As such, we are currently taking prudent actions that are intended to provide that cash on hand and cash from operations will be sufficient to fund all of our anticipated cash requirements for at least the next twelve months without the ongoing availability of the revolver. These actions include, but are not limited to, adjusting capital expenditures and inventory levels, evaluating expenditures for strategic initiatives and continuing to implement ongoing cost controls. We intend that any such actions will remain in effect only until such time as improvements in the capital and credit markets provide additional options for sources of financing. Additionally, we continue to consider options for divesting certain non-core assets, including selling and/or licensing some of our international operations. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. If we are unable to refinance our revolver or obtain other financing, we will be required to fund our business and operations without outside capital. There can be no assurance that we will be able to obtain adequate financing on acceptable terms or at all, and there is no guarantee that we will be able to fund our business and operations without outside capital. If we are required to fund our business and operations without outside capital, we will have to significantly reduce our spending and limit certain operational and strategic initiatives. These scenarios could materially adversely impact our liquidity and results of operations.

Beginning with fiscal 2005, we have been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. For the thirty-nine weeks ended October 5, 2008, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow, if any, for the fiscal year ended January 4, 2009. Such payments are due at the end of the first quarter of the following year. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, we are required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. The following table summarizes the prepayments related to these sales made during the first three quarters of 2008 and 2007.

	2008	2007
First quarter	$0.3	$9.0
Second quarter	—	136.0
Third quarter	4.4	0.4

Total	$4.7	$145.4

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements.

Note 4—Stock and Share-Based Payments

We recognize expense for our share-based payments in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). For the thirteen weeks ended October 5, 2008 and September 30, 2007, we recognized approximately $2.9 million and $1.2 million, respectively, of share-based compensation expense related to stock options, restricted shares, restricted share units and SSARs. For the thirty-nine weeks ended October 5, 2008 and September 30, 2007, we recognized approximately $12.7 million and $9.9 million, respectively, of share-based compensation expense related to stock options, restricted shares, restricted share units and SSARs.

During the thirty-nine weeks ended October 5, 2008, 0.6 million stock options were granted, no stock options were exercised, 0.7 million stock options were cancelled, 6.0 million SSARs were awarded and 0.5 million SSARs were cancelled. In addition, 0.3 million restricted shares or restricted share units were granted to employees, 0.6 million restricted shares and restricted share units were exercised, and 0.7 million restricted shares and restricted share units were cancelled during the thirty-nine weeks ended October 5, 2008. As of October 5, 2008, 18.1 million stock options, 1.8 million restricted shares and restricted share units and 5.5 million SSARs remained outstanding.

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

On July 2, 2007, we announced the appointment of James W. Keyes as our new Chairman of the Board and Chief Executive Officer. We entered into a three-year employment agreement with Mr. Keyes commencing on July 2, 2007 (the “Effective Date”). On the Effective Date, Mr. Keyes was granted approximately 7.8 million stock options to purchase shares of Class A common stock, of which approximately 33.3% were granted at an exercise price of $4.485, approximately 22.2% were granted at an exercise price of $5.1578, approximately 22.2% were granted at an exercise price of $5.9314 and approximately 22.2% were granted at an exercise price

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

of $6.8211. The options vest over a three-year period on each anniversary of the Effective Date and expire on the fifth anniversary of the Effective Date. Additionally, under Mr. Keyes’ employment agreement, he was issued approximately 0.7 million restricted share units settleable in shares of Class A common stock, which will vest in full on the third anniversary of the Effective Date.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units, stock options issued and outstanding, and SSARs as of October 5, 2008 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	SSARs	Total
Thirteen week period ended January 4, 2009	$0.7	$1.6	$0.4	$2.7
Year ended January 3, 2010	2.0	4.5	0.9	7.4
Year ended January 2, 2011 and thereafter	0.5	1.4	0.4	2.3

Total	$3.2	$7.5	$1.7	$12.4

Note 5—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorneys’ fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. On June 15, 2006, Blockbuster appealed the judgment to the Fifth Court of Appeals, Dallas County, Texas. On August 12, 2008, the Fifth Court of Appeals, Dallas County, Texas reversed the before-referenced judgment of the trial court and rendered judgment for Blockbuster and awarded Blockbuster damages of $2.5 million in costs and attorney’s fees. Plaintiffs have asked the Fifth Court of Appeals, Dallas County, Texas to reconsider their granting of this judgment. We continue to deny all material allegations of the complaint.

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

On February 10, 2004, Howard Vogel filed a lawsuit in the Newcastle County Chancery Court, Delaware naming John Muething, Linda Griego, John Antioco, Jackie Clegg, Blockbuster, Viacom and Blockbuster’s directors who were also directors and/or officers of Viacom as defendants. The plaintiff alleged that a stock swap mechanism anticipated to be announced by Viacom would be a breach of fiduciary duty to minority stockholders and that the defendants engaged in unfair dealing and coercive conduct. The stockholder class action complaint asked the court to certify a class and to enjoin the then-anticipated transaction. On August 15, 2008, the court dismissed plaintiff’s claims with prejudice for failure to prosecute.

On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violated New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit sought compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On August 19, 2008, plaintiff Galeno’s claims were dismissed with prejudice. Blockbuster is a defendant in one remaining lawsuit arising out of our “no late fees” program. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. We believe each of the claims still pending is without merit and we intend to vigorously defend ourselves.

On September 8, 2006, John Halaris filed a putative class action complaint under the Employee Retirement Income Security Act (“ERISA”) in the United States District Court for the Northern District of Texas purporting to act on behalf of all persons who were participants in or beneficiaries of the Blockbuster Investment Plan whose accounts included investments in Blockbuster stock, at any time, since November 15, 2003. Plaintiff asserted claims against Viacom, the Viacom Investment Committee, the Viacom Retirement Committee, William A. Roskin, John R. Jacobs, Mary Bell, Bruce Lewis, Robert G. Freedline, Larry J. Zine, Keith M. Holtz, Barbara Mickowski, Dan Satterthwaite, Phillipe P. Dauman, Sumner M. Redstone, Richard Bressler, Michael D. Fricklas, John L. Muething, Linda Griego, Jackie M. Clegg, John F. Antioco, Peter A. Bassi, Robert A. Bowman, Gary J. Fernandes, Mel Karmazin, Blockbuster, the Blockbuster Retirement Committee and the Blockbuster Investment Committee. Plaintiff claimed that the above-named defendants breached their fiduciary duties in violation of ERISA. Plaintiff sought declaratory relief, recovery of actual damages, court costs, attorneys’ fees, a constructive trust, restoration of lost profits to the Blockbuster Investment Plan and an injunction. On September 21, 2007, the trial court partially granted the above-named defendants’ motions to dismiss the complaint and dismissed plaintiff’s claims for restitution damages and alleged omissions by the above-named defendants. The trial court denied other portions of defendants’ motions to dismiss and reserved judgment on other portions of defendants’ motions to dismiss. The trial court allowed plaintiff the opportunity to re-plead his claims in light of the trial court’s partial dismissal. On November 5, 2007, plaintiff Halaris filed an amended class action complaint adding Dennis Conniff as an additional named plaintiff. On August 19, 2008, the trial court dismissed plaintiffs’ claims with prejudice.

Blockbuster is a defendant in two lawsuits arising out of the Blockbuster and Facebook websites. On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as additional named plaintiffs. Plaintiffs are purporting to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claim Blockbuster violated the VPPA when we knowingly distributed plaintiffs video tape rental and sales records to Facebook, a third party, without plaintiffs consent at the time of the disclosure. Plaintiffs seek class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. We believe that the claims are without merit and intend to vigorously defend ourselves in the lawsuit. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Mega Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. Plaintiffs have stipulated that Blockbuster is not required to respond to the pending complaint at this time. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

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

Note 6—Divestitures and Discontinued Operations

Divestitures

On May 2, 2007, we completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, we subsequently received $11.9 million relating to a working capital adjustment. The working capital adjustment was recorded as “Receivables” on our Consolidated Balance Sheets at July 1, 2007 and the cash was received on July 25, 2007. We recorded a gain on sale of approximately $81.5 million. Because we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER® stores, the operations of Gamestation remain in continuing operations in our fiscal 2007 consolidated financial statements. These retained stores continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

On August 6, 2008, we completed the sale of our operations in Chile coupled with a license agreement to Rentas e Inversiones ISSI S.A. for $10.7 million before selling expenses of $1.2 million and cash held in Chile stores of $4.4 million. Additionally, $0.8 million of the proceeds has been placed in an escrow account for the buyer to apply against any undisclosed liabilities within 90 days of the sale date. We have included this escrow amount in “Prepaid and other current assets” in our Consolidated Balance Sheets as of October 5, 2008 and expect to receive the full amount of this escrow account in the fourth quarter of fiscal 2008. We recorded a loss on the sale of $0.8 million inclusive of a $3.2 million foreign currency translation loss. Because we have continued involvement through the license agreement, the operations of Chile remain in continuing operations in our consolidated financial statements.

Discontinued Operations

During the first quarter of 2007, we completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. We recorded a gain on sale of approximately $2.1 million in connection with the divestiture of RHINO.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the RHINO operations have been classified as discontinued operations. Additionally, discontinued operations also include MOVIE TRADING CO.® and Movie Brands Inc., which were divested during the third and fourth quarters of 2006, respectively. As a result, our consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for the periods presented.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the results of discontinued operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007	October 5, 2008	September 30, 2007
Revenues	$—	$—	$—	$2.0
Income (loss) before income taxes	—	(0.2)	(0.3)	1.3
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	$—	$(0.2)	$(0.3)	$1.3

Note 7—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as executive chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $4.3 million and $40.9 million, respectively, for the thirteen and thirty-nine weeks ended October 5, 2008, and $9.8 million and $21.3 million, respectively for the thirteen and thirty-nine weeks ended September 30, 2007, pursuant to our commercial arrangements with Take-Two. During the thirty-nine weeks ended October 5, 2008, payments to Take-Two substantially increased due to increased purchases of games software. At October 5, 2008, our payables to Take-Two included $1.0 million of accrued revenue-share expenses recorded in “Accrued expenses” and $3.1 million recorded in “Accounts payable” in the Consolidated Balance Sheets. At January 6, 2008, our payables to Take-Two included $0.9 million of accrued revenue-sharing recorded in “Accrued expenses” and $0.1 million recorded in “Accounts payable” in the Consolidated Balance Sheets.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Canada, Mexico and Asia.

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended October 5, 2008
Revenues	$812.5	$392.1	$—	$1,204.6
Operating income (loss)	22.5	11.6	(36.4)	(2.3)
Depreciation and intangible amortization	26.4	9.0	1.7	37.1
Net capital expenditures	25.8	4.3	5.4	35.5

Thirteen weeks ended September 30, 2007 (as restated)
Revenues	$834.2	$404.0	$—	$1,238.2
Operating income (loss)	27.9	13.3	(46.0)	(4.8)
Depreciation and intangible amortization	30.2	10.2	3.1	43.5
Net capital expenditures	13.4	8.0	0.1	21.5

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirty-Nine weeks ended October 5, 2008
Revenues	$2,665.8	$1,237.4	$—	$3,903.2
Operating income (loss)	127.8	35.6	(115.3)	48.1
Depreciation and intangible amortization	77.1	32.0	5.8	114.9
Net capital expenditures	53.5	12.8	9.8	76.1

Thirty-Nine weeks ended September 30, 2007 (as restated)
Revenues	$2,610.7	$1,364.6	$—	$3,975.3
Operating income (loss)	(19.6)	125.4	(139.9)	(34.1)
Depreciation and intangible amortization	95.2	36.0	10.8	142.0
Net capital expenditures	34.5	17.4	0.1	52.0

Note 9—Acquisition of Movielink, LLC

On August 8, 2007, we completed the acquisition of all of the outstanding membership interests of Movielink, LLC (“Movielink”), an online movie downloading business. We purchased all of the outstanding membership interests of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE—MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB—MF LLC for $7.0 million in cash, as adjusted for Movielink’s working capital at the closing and before considering cash held in Movielink accounts of $1.0 million. Additionally, we paid approximately $0.7 million of acquisition-related expenses. The purchase price for the acquisition and acquisition-related expenses were financed from our available cash, and the results of Movielink’s operations have been included in our consolidated financial statements since the date of acquisition.

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

	Thirteen Weeks Ended September 30, 2007	Thirty-Nine Weeks Ended September 30, 2007
	(As restated)	(As restated)
Pro forma net revenues	$1,238.5	$3,977.6
Pro forma net income (loss)	(36.8)	(128.2)
Pro forma basic earnings per share	(0.21)	(0.72)
Pro forma diluted earnings per share	(0.21)	(0.72)

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

Blockbuster Inc. and its non-guarantor subsidiaries are parties to various intercompany agreements that affect the amount of operating expenses reported in the following condensed consolidating statements of operations and corresponding amounts in the condensed consolidating balance sheets and condensed consolidating statements of cash flows. Among other things, management fees are charged to the non-guarantor subsidiaries relating to the use of trade names, information systems and other corporate overhead. An allocation of corporate overhead expenses has also been made to our guarantor subsidiaries. These intercompany amounts are eliminated in consolidation.

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

	Statement of Operations for the Thirteen Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$680.0	$—	$219.9	$—	$899.9
Merchandise sales	127.4	—	170.5	—	297.9
Other revenues	11.5	22.4	1.1	(28.2)	6.8

	818.9	22.4	391.5	(28.2)	1,204.6

Cost of sales:
Cost of rental revenues	260.6	—	68.7	—	329.3
Cost of merchandise sold	103.0	—	129.0	—	232.0

	363.6	—	197.7	—	561.3

Gross profit	455.3	22.4	193.8	(28.2)	643.3

Operating expenses:
General and administrative	413.3	22.3	168.7	(28.2)	576.1
Advertising	23.7	—	8.7	—	32.4
Depreciation and intangible amortization	28.1	—	9.0	—	37.1

	465.1	22.3	186.4	(28.2)	645.6

Operating income (loss)	(9.8)	0.1	7.4	—	(2.3)
Interest (expense) income, net	(18.6)	—	1.2	—	(17.4)
Other items, net	5.4	—	0.4	—	5.8

Income (loss) before income taxes	(23.0)	0.1	9.0	—	(13.9)
Provision for income taxes	(0.1)	—	(3.8)	—	(3.9)
Equity in income (loss) of affiliated companies, net of tax	5.5	—	—	(5.5)	—

Income (loss) from continuing operations	(17.6)	0.1	5.2	(5.5)	(17.8)
Income from discontinued operations, net of tax	(0.2)	0.1	0.1	—	—

Net income (loss)	$(17.8)	$0.2	$5.3	$(5.5)	$(17.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended September 30, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$734.1	$—	$228.6	$—	$962.7
Merchandise sales	94.4	—	173.2	—	267.6
Other revenues	12.6	19.6	1.8	(26.1)	7.9

	841.1	19.6	403.6	(26.1)	1,238.2

Cost of sales:
Cost of rental revenues	297.9	—	67.5	—	365.4
Cost of merchandise sold	65.8	2.3	134.5	—	202.6

	363.7	2.3	202.0	—	568.0

Gross profit	477.4	17.3	201.6	(26.1)	670.2

Operating expenses:
General and administrative	433.5	19.9	176.9	(26.1)	604.2
Advertising	19.5	—	8.0	—	27.5
Depreciation and intangible amortization	33.4	—	10.1	—	43.5
Gain on sale of Gamestation	—	—	(0.2)	—	(0.2)

	486.4	19.9	194.8	(26.1)	675.0

Operating income (loss)	(9.0)	(2.6)	6.8	—	(4.8)
Interest (expense) income, net	(20.4)	—	1.0	—	(19.4)
Other items, net	(5.7)	—	4.4	—	(1.3)

Income (loss) before income taxes	(35.1)	(2.6)	12.2	—	(25.5)
Provision for income taxes	(3.1)	—	(5.6)	—	(8.7)
Equity in income (loss) of affiliated companies, net of tax	3.8	—	—	(3.8)	—

Income (loss) from continuing	(34.4)	(2.6)	6.6	(3.8)	(34.2)
Income from discontinued operations, net of tax	—	(0.3)	0.1	—	(0.2)

Net income (loss)	$(34.4)	$(2.9)	$6.7	$(3.8)	$(34.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,254.8	$—	$693.7	$—	$2,948.5
Merchandise sales	393.4	—	538.1	—	931.5
Other revenues	46.8	66.8	3.6	(94.0)	23.2

	2,695.0	66.8	1,235.4	(94.0)	3,903.2

Cost of sales:
Cost of rental revenues	920.9	—	216.4	—	1,137.3
Cost of merchandise sold	315.5	—	410.2	—	725.7

	1,236.4	—	626.6	—	1,863.0

Gross profit	1,458.6	66.8	608.8	(94.0)	2,040.2

Operating expenses:
General and administrative	1,273.0	66.8	536.6	(94.0)	1,782.4
Advertising	67.6	—	27.2	—	94.8
Depreciation and intangible amortization	82.9	—	32.0	—	114.9

	1,423.5	66.8	595.8	(94.0)	1,992.1

Operating income (loss)	35.1	—	13.0	—	48.1
Interest (expense) income, net	(57.1)	—	3.8	—	(53.3)
Other items, net	5.7	—	0.4	—	6.1

Income (loss) before income taxes	(16.3)	—	17.2	—	0.9
Provision for income taxes	(2.4)	—	(12.5)	—	(14.9)
Equity in income (loss) of affiliated companies, net of tax	4.6	—	—	(4.6)	—

Income (loss) from continuing operations	(14.1)	—	4.7	(4.6)	(14.0)
Income from discontinued operations, net of tax	(0.2)	(0.1)	—	—	(0.3)

Net income (loss)	$(14.3)	$(0.1)	$4.7	$(4.6)	$(14.3)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended September 30, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,297.7	$—	$681.6	$—	$2,979.3
Merchandise sales	294.9	—	650.1	—	945.0
Other revenues	63.2	54.4	6.6	(73.2)	51.0

	2,655.8	54.4	1,338.3	(73.2)	3,975.3

Cost of sales:
Cost of rental revenues	983.1	—	210.9	—	1,194.0
Cost of merchandise sold	204.8	2.3	506.7	—	713.8

	1,187.9	2.3	717.6	—	1,907.8

Gross profit	1,467.9	52.1	620.7	(73.2)	2,067.5

Operating expenses:
General and administrative	1,349.6	55.0	550.8	(73.2)	1,882.2
Advertising	127.8	—	31.1	—	158.9
Depreciation and intangible amortization	105.9	—	36.1	—	142.0
Gain on sale of Gamestation	—	—	(81.5)	—	(81.5)

	1,583.3	55.0	536.5	(73.2)	2,101.6

Operating income (loss)	(115.4)	(2.9)	84.2	—	(34.1)
Interest (expense) income, net	(57.0)	—	(3.3)	—	(60.3)
Other items, net	(5.4)	—	3.9	—	(1.5)

Income (loss) before income taxes	(177.8)	(2.9)	84.8	—	(95.9)
Provision for income taxes	(8.1)	—	(12.1)	—	(20.2)
Equity in income (loss) of affiliated companies, net of tax	71.1	—	—	(71.1)	—

Income (loss) from continuing	(114.8)	(2.9)	72.7	(71.1)	(116.1)
Income from discontinued operations, net of tax	—	1.3	—	—	1.3

Net income (loss)	$(114.8)	$(1.6)	$72.7	$(71.1)	$(114.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$38.5	$0.7	$56.1	$—	$95.3
Receivables, net	56.3	—	31.0	—	87.3
Intercompany receivables	—	2.9	56.5	(59.4)	—
Merchandise inventories	291.5	—	179.5	—	471.0
Rental library, net	289.4	—	88.2	—	377.6
Deferred income taxes	—	—	15.7	—	15.7
Prepaid and other current assets	168.6	—	50.6	—	219.2

Total current assets	844.3	3.6	477.6	(59.4)	1,266.1
Property and equipment, net	307.7	—	108.3	—	416.0
Deferred income taxes	125.0	—	14.9	—	139.9
Investment in subsidiaries	438.1	—	—	(438.1)	—
Intangibles, net	12.2	—	—	—	12.2
Goodwill	664.6	—	106.1	—	770.7
Other assets	15.4	—	3.5	—	18.9

	$2,407.3	$3.6	$710.4	$(497.5)	$2,623.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$269.7	$3.8	$137.9	$—	$411.4
Intercompany payables	59.4	—	—	(59.4)	—
Accrued expenses	410.1	0.4	105.7	—	516.2
Current portion of long-term debt	200.2	—	—	—	200.2
Current portion of capital lease obligations	8.9	—	0.1	—	9.0
Deferred income taxes	125.0	—	13.2	—	138.2

Total current liabilities	1,073.3	4.2	256.9	(59.4)	1,275.0
Long-term debt, less current portion	614.8	—	—	—	614.8
Capital lease obligations, less current portion	30.3	—	—	—	30.3
Other liabilities	62.6	—	14.8	—	77.4

	1,781.0	4.2	271.7	(59.4)	1,997.5
Total stockholders’ equity	626.3	(0.6)	438.7	(438.1)	626.3

	$2,407.3	$3.6	$710.4	$(497.5)	$2,623.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet at January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$65.7	$0.2	$118.7	$—	$184.6
Receivables, net	75.0	—	38.1	—	113.1
Intercompany receivables	—	3.3	—	(3.3)	—
Merchandise inventories	158.9	—	185.0	—	343.9
Rental library, net	337.8	—	103.3	—	441.1
Deferred income taxes	—	—	15.9	—	15.9
Prepaid and other current assets	173.3	—	47.3	—	220.6

Total current assets	810.7	3.5	508.3	(3.3)	1,319.2
Property and equipment, net	328.4	—	134.6	—	463.0
Deferred income taxes	128.4	—	16.4	—	144.8
Investment in subsidiaries	403.2	—	—	(403.2)	—
Intangibles, net	13.7	—	—	—	13.7
Goodwill	664.6	—	108.0	—	772.6
Other assets	16.2	—	4.1	—	20.3

	$2,365.2	$3.5	$771.4	$(406.5)	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289.1	$3.8	$179.9	$—	$472.8
Intercompany payables	0.4	—	2.9	(3.3)	—
Accrued expenses	464.3	0.3	153.8	—	618.4
Current portion of long-term debt	44.7	—	—	—	44.7
Current portion of capital lease obligations	10.0	—	0.1	—	10.1
Deferred income taxes	128.4	—	14.1	—	142.5

Total current liabilities	936.9	4.1	350.8	(3.3)	1,288.5
Long-term debt, less current portion	665.6	—	—	—	665.6
Capital lease obligations, less current portion	37.4	—	—	—	37.4
Other liabilities	69.6	—	16.8	—	86.4

	1,709.5	4.1	367.6	(3.3)	2,077.9
Total stockholders’ equity	655.7	(0.6)	403.8	(403.2)	655.7

	$2,365.2	$3.5	$771.4	$(406.5)	$2,733.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirty-Nine Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used for) operating activities	$(58.7)	$0.5	$(42.9)	$—	$(101.1)

Investing activities:
Capital expenditures	(63.3)	—	(12.8)	—	(76.1)
Cash used for acquisitions, Net	(1.9)	—	—	—	(1.9)
Proceeds from sales of property and equipment	—	—	—	—	—
Proceeds from sale of store operations	—	—	3.8	—	3.8
Other investing activities	0.1	—	0.3	—	0.4

Net cash provided by (used for) investing activities	(65.1)	—	(8.7)	—	(73.8)

Financing activities:
Proceeds from credit agreements	175.0	—	—	—	175.0
Repayments on credit agreements	(70.3)	—	—	—	(70.3)
Cash dividends	(8.4)	—	—	—	(8.4)
Capital lease payments	(7.6)	—	—	—	(7.6)
Intercompany loans	7.9	—	(7.9)	—	—

Net cash provided by (used for) financing activities	96.6	—	(7.9)	—	88.7

Effect of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net increase (decrease) in cash and cash equivalents	(27.2)	0.5	(62.6)	—	(89.3)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$38.5	$0.7	$56.1	$—	$95.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirty-Nine Weeks Ended September 30, 2007 (as restated)
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used for) operating activities	$(123.7)	$(15.8)	$(61.9)	$—	$(201.4)

Investing activities:
Capital expenditures	(34.6)	—	(17.4)	—	(52.0)
Proceeds from sale of store operations	—	8.5	—	—	8.5
Proceeds from sale of Gamestation	—	—	147.7	—	147.7
Cash used for acquisitions	(6.7)	—	(5.3)	—	(12.0)
Acquisition of intangible asset	(7.1)	—	—	—	(7.1)
Other investing activities	0.9	—	—	—	0.9

Net cash provided by (used for) investing activities	(47.5)	8.5	125.0	—	86.0

Financing activities:
Proceeds from credit agreements	85.0	—	—	—	85.0
Repayments on credit agreements	(219.8)	—	—	—	(219.8)
Debt issuance costs	(4.0)	—	—	—	(4.0)
Cash dividends	(8.4)	—	—	—	(8.4)
Capital lease payments	(8.4)	—	(0.4)	—	(8.8)
Intercompany loans	156.4	—	(156.4)	—	—

Net cash provided by (used for) financing activities	0.8	—	(156.8)	—	(156.0)

Effect of exchange rate changes on cash	—	—	5.8	—	5.8

Net increase (decrease) in cash and cash equivalents	(170.4)	(7.3)	(87.9)	—	(265.6)
Cash and cash equivalents at beginning of	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of period	$58.1	$1.0	$70.2	$—	$129.3

Note 11—Subsequent Events

On October 24, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Initial Public Offering and Split-Off Agreement dated as of June 18, 2004 with Viacom. Pursuant to the Amendment, the face amount of the letters of credit required to be provided by us for the benefit of Viacom was reduced from $150.0 million to $75.0 million and the conditions on which Viacom may draw on the letters of credit were amended. In addition, in the Amendment, we assumed responsibility for the payment of any and all fees and expenses incurred in connection with the establishment and maintenance of the letters of credit. The fees are calculated at an annual rate of 3.625% of the face amount of the letters of credit.

As a result of the Amendment, on October 24, 2008, our available borrowing capacity increased by $75.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (tabular dollar amounts in millions)

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Restatement of Financial Statements

We have restated herein our consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2007 to correct errors in such consolidated financial statements. See Note 2 to the consolidated financial statements for more information regarding the impact of the restatement on our consolidated financial statements.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,500 stores in the United States, its territories and 21 other countries as of October 5, 2008. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across five channels of distribution:

•	In-store

•	By mail

•	Vending and kiosks

•	Online, and

•	At home (direct to the TV)

In the third quarter of 2008, we have continued to build on the series of actions we took during the second half of 2007 and first half of 2008 that were designed to both improve short-term profitability and position us to achieve our strategic objectives.

•

Leveraging and growing our leadership position in the movie and game rental business—These changes include greatly enhanced product availability of new releases (including our continued expansion of Blu-ray), simplifying pricing terms, improving customer service, obtaining exclusive content and innovatively merchandising our product offerings. Additionally, we are currently testing a number of new store prototypes ranging from a refreshed and modernized look and feel of a typical BLOCKBUSTER® store to Rock-the-Block stores that emphasize gaming, beverages and snacks and video-enabled electronic devices.

•

Developing new retail opportunities—We are leveraging our leadership position in the rental market to increase sales of movies, games and other complementary entertainment-related products by cross-merchandising retail and rental product in high-traffic areas throughout our store base. We also have broadened our product assortment to include Blu-ray, and have completed a roll out of games software, hardware and accessories in all our U.S. corporate-owned stores during the second quarter of 2008.

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

Key Financial Points for the Thirteen Weeks Ended October 5, 2008

•	Revenues were negatively impacted by:

•	the closure or sale of 4.2% of our company-operated stores during the last four quarters,

•	the Olympic games drawing the focus of customers, and

•	a weak movie and game release schedule.

•	By-mail revenues decreased 21.5% over the prior year.

•	Same-store revenues increased 1.9% over the prior year.

•	Net loss improved $16.6 million over the prior year.

Outlook

While we continue to be committed to improving our financial results through the operational and strategic initiatives discussed above, due to the recent extraordinary and unexpected limitations in domestic and international capital and credit markets, we may temporarily defer or scale back our spending on certain of these initiatives while we take prudent actions that are intended to provide that cash on hand and cash from operations will be sufficient to fund our cash requirements. These actions include, but are not limited to, adjusting capital expenditures and inventory levels, evaluating expenditures for strategic initiatives and continuing to implement ongoing cost controls. We intend that any such actions will remain in effect only until such time as improvements in the capital and credit markets provide additional options for sources of financing. Additionally, we continue to consider options for divesting certain non-core assets, including selling and/or licensing some of our international operations.

If we are unable to refinance our revolving credit facility or obtain other financing, we will be required to fund our business and operations without outside capital. There can be no assurance that we will be able to obtain adequate financing on acceptable terms or at all, and there is no guarantee that we will be able to fund our business and operations without outside capital. If we are required to fund our business and operations without outside capital, we will have to significantly reduce our spending and limit certain operational and strategic initiatives.

We believe that the continued consolidation in the home-video rental industry, expansion and growth of Blu-ray players and content, and a weakened economy in the U.S. will have a favorable impact on our 2008 results for the remainder of the year. However, there can be no assurances that conditions currently affecting the worldwide economic environment and other macroeconomic factors that could influence consumer confidence and spending behavior will not adversely affect our anticipated results of operations or further alter our strategic objectives.

See Note 3 to the consolidated financial statements and the Liquidity and Capital Resources section of MD&A for additional information.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility over the first three quarters of 2008 and is currently trading at historically low prices. Consequently, if our stock price does not increase in the near term, we may need to recognize a non-cash impairment charge as a result of our annual impairment test. Our goodwill balance totaled $770.7 million as of October 5, 2008. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Results of Operations

The following table sets forth unaudited consolidated results of operations and other financial data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 5, 2008	September 30, 2007	October 5, 2008	September 30, 2007
		(As restated)		(As restated)
Statement of Operations Data:
Revenues	$1,204.6	$1,238.2	$3,903.2	$3,975.3
Cost of sales	561.3	568.0	1,863.0	1,907.8

Gross profit	643.3	670.2	2,040.2	2,067.5
Operating expenses	645.6	675.0	1,992.1	2,101.6

Operating income (loss) (1)	(2.3)	(4.8)	48.1	(34.1)
Interest expense	(17.9)	(20.7)	(55.5)	(65.4)
Interest income	0.5	1.3	2.2	5.1
Other items, net	5.8	(1.3)	6.1	(1.5)

Income (loss) before income taxes	(13.9)	(25.5)	0.9	(95.9)
Provision for income taxes	(3.9)	(8.7)	(14.9)	(20.2)

Income (loss) before discontinued operations	(17.8)	(34.2)	(14.0)	(116.1)
Income (loss) from discontinued operations, net of tax (2)	—	(0.2)	(0.3)	1.3

Net Income (loss)	$(17.8)	$(34.4)	$(14.3)	$(114.8)

Cash Flow Data:
Cash provided by (used for) operating activities	N/A	N/A	$(101.1)	$(201.4)
Cash provided by (used for) investing activities	N/A	N/A	$(73.8)	$86.0
Cash provided by (used for) financing activities	N/A	N/A	$88.7	$(156.0)

Other Data:
Depreciation and intangible amortization	$37.1	$43.5	$114.9	$142.0

Margins:
Rental margin (3)	63.4%	62.0%	61.4%	59.9%
Merchandise margin (4)	22.1%	24.3%	22.1%	24.5%
Gross margin (5)	53.4%	54.1%	52.3%	52.0%

Worldwide Data:
Same-store revenues (6)	1.9%	-3.7%	3.9%	-4.3%
Total stores at end of period	7,525	7,851	7,525	7,851

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at October 5, 2008:
Domestic
Company-operated stores	3,909	5.5	21,675
Distribution centers	39	N/A	1,121
Corporate / regional offices	12	N/A	416
International
Company-operated stores	1,934	3.0	5,784
Distribution centers	7	N/A	177
Corporate / regional offices	7	N/A	90

(1)	During the thirty-nine weeks ended September 30, 2007, we recorded an $81.5 million gain on the sale of Gamestation.

(2)	During January 2007, we completed the sale of RHINO VIDEO GAMES® . In accordance with SFAS No. 144, these operations have been classified as discontinued operations.

(3)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(4)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(5)	Gross profit as a percentage of total revenues.

(6)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or our by-mail subscription revenues. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of October 5, 2008, we had 4,655 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 746 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Canada, Mexico and Asia. As of October 5, 2008, we had 2,870 stores operating under the BLOCKBUSTER® brand and other brand names owned by us located in 21 markets outside of the United States. Of these stores, 936 were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. During 2007, we sold our freestanding game locations which operated under the brand name GAMESTATION® and we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER® stores. Also during 2007, we sold our Australian and Taiwan subsidiaries coupled with master franchise licenses and terminated a franchise agreement in Brazil. Additionally, during the third quarter of 2008, we sold our Chilean subsidiary coupled with a license agreement. The results of Gamestation, Australia, Taiwan and Chile and franchise termination fees incurred in Brazil prior to disposal are included in continuing operations.

The following tables summarize income from continuing operations by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended October 5, 2008
Revenues	$812.5	$392.1	$—	$1,204.6
Cost of sales	363.5	197.8	—	561.3

Gross profit	449.0	194.3	—	643.3
Operating expenses	426.5	182.7	36.4	645.6

Operating income (loss)	$22.5	$11.6	$(36.4)	$(2.3)

Thirteen Weeks Ended September 30, 2007 (as restated)
Revenues	$834.2	$404.0	$—	$1,238.2
Cost of sales	366.1	201.9	—	568.0

Gross profit	468.1	202.1	—	670.2
Operating expenses	440.2	188.8	46.0	675.0

Operating income (loss)	$27.9	$13.3	$(46.0)	$(4.8)

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirty-Nine Weeks Ended October 5, 2008
Revenues	$2,665.8	$1,237.4	$—	$3,903.2
Cost of sales	1,236.3	626.7	—	1,863.0

Gross profit	1,429.5	610.7	—	2,040.2
Operating expenses	1,301.7	575.1	115.3	1,992.1

Operating income (loss)	$127.8	$35.6	$(115.3)	$48.1

Thirty-Nine Weeks Ended September 30, 2007 (as restated)
Revenues	$2,610.7	$1,364.6	$—	$3,975.3
Cost of sales	1,190.3	717.5	—	1,907.8

Gross profit	1,420.4	647.1	—	2,067.5
Operating expenses	1,440.0	521.7	139.9	2,101.6

Operating income (loss)	$(19.6)	$125.4	$(139.9)	$(34.1)

Thirteen Weeks Ended October 5, 2008 Compared with Thirteen Weeks Ended September 30, 2007

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended
	October 5, 2008		September 30, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Movies	$515.6	63.5%	$563.0	67.5%	$(47.4)	-8.4%
Games	50.5	6.2%	51.1	6.1%	(0.6)	-1.2%
Previously rented product (“PRP”)	113.9	14.0%	120.1	14.4%	(6.2)	-5.2%

Total rental revenues	680.0	83.7%	734.2	88.0%	(54.2)	-7.4%

Merchandise sales:
Movies	43.0	5.3%	43.0	5.1%	—	0.0%
Games	37.6	4.6%	9.7	1.2%	27.9	287.6%
General merchandise	46.9	5.8%	41.7	5.0%	5.2	12.5%

Total merchandise sales	127.5	15.7%	94.4	11.3%	33.1	35.1%

Royalties and other	5.0	0.6%	5.6	0.7%	(0.6)	-10.7%

Total revenues	812.5	100.0%	834.2	100.0%	(21.7)	-2.6%

Cost of sales:
Cost of rental revenues	260.5	32.0%	298.0	35.7%	(37.5)	-12.6%
Cost of merchandise sold	103.0	12.7%	68.1	8.2%	34.9	51.2%

	363.5	44.7%	366.1	43.9%	(2.6)	-0.7%

Gross profit	449.0	55.3%	468.1	56.1%	(19.1)	-4.1%

Operating expenses:
General and administrative:
Stores	331.5	40.8%	330.9	39.7%	0.6	0.2%
Corporate and field	44.9	5.5%	59.6	7.1%	(14.7)	-24.7%

Total general and administrative	376.4	46.3%	390.5	46.8%	(14.1)	-3.6%

Advertising	23.7	3.0%	19.5	2.4%	4.2	21.5%
Depreciation and intangible amortization	26.4	3.2%	30.2	3.6%	(3.8)	-12.6%

	426.5	52.5%	440.2	52.8%	(13.7)	-3.1%

Operating income (loss)	$22.5	2.8%	$27.9	3.3%	$(5.4)	-19.4%

Margins:
Rental margin		61.7%		59.4%
Merchandise margin		19.2%		27.9%
Gross margin		55.3%		56.1%

Thirteen Weeks Ended October 5, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	0.8%
Merchandise revenues	30.7%
Total revenues	5.1%

Rental revenues

•	Movie rental revenues decreased mainly as a result of:

•	fewer by-mail subscribers, and

•	a 3.0% reduction in company-operated stores during the last four quarters, offset by

•	the favorable impact of price increases.

Merchandise sales

•	Game same-store sales increased 277.1%, representing the favorable impact of:

•	the expansion of games software, hardware and accessories to all stores,

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores, and

•	an increase in units of games software sold for next generation game platforms that carry a higher average selling price than the older game platforms sold in the third quarter of 2007.

•	Same-store general merchandise sales, which include sales of confections and other movie and game-related products, increased 9.1% due to:

•	our strategy of having an assortment of licensed merchandise product available for major theatrical releases, and

•	the roll-out of framed art product to our stores during the first quarter of 2008.

Gross profit

•	Rental gross profit decreased due to:

•	the decrease in rental revenues, offset by

•	fewer free in-store exchanges for BLOCKBUSTER Total Access® (“Total Access”) subscribers, as well as

•	favorable contractual settlements with vendors.

•

Merchandise gross margin decreased from 27.9% to 19.2% due to a change in product mix. As a percentage of sales, there has been an increase in both games hardware and software sales, which generate a lower gross margin percentage than our other retail merchandise sales. In addition, DVD margin decreased due to more competitive consumer pricing. We may continue to experience lower merchandise gross margins as we continue to adjust our retail pricing models and invest in our retail growth.

Operating expenses

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•

Advertising expense, which includes by-mail subscriber acquisition costs, increased due to a focus on in-store marketing materials offset by a reduction in our advertising spend to promote Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated in addition to the decreased store count discussed above.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended
	October 5, 2008		September 30, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Movies	$171.2	43.6%	$183.7	45.5%	$(12.5)	-6.8%
Games	14.1	3.6%	14.3	3.5%	(0.2)	-1.4%
Previously rented product (“PRP”)	34.6	8.8%	30.5	7.5%	4.1	13.4%

Total rental revenues	219.9	56.0%	228.5	56.5%	(8.6)	-3.8%

Merchandise sales:
Movies	41.8	10.7%	48.5	12.0%	(6.7)	-13.8%
Games	85.1	21.7%	81.9	20.3%	3.2	3.9%
General merchandise	43.5	11.1%	42.8	10.6%	0.7	1.6%

Total merchandise sales	170.4	43.5%	173.2	42.9%	(2.8)	-1.6%

Royalties and other	1.8	0.5%	2.3	0.6%	(0.5)	-21.7%

Total revenues	392.1	100.0%	404.0	100.0%	(11.9)	-2.9%

Cost of sales:
Cost of rental revenues	68.8	17.5%	67.4	16.7%	1.4	2.1%
Cost of merchandise sold	129.0	32.9%	134.5	33.3%	(5.5)	-4.1%

	197.8	50.4%	201.9	50.0%	(4.1)	-2.0%

Gross profit	194.3	49.6%	202.1	50.0%	(7.8)	-3.9%

Operating expenses:
General and administrative	165.0	42.1%	170.8	42.2%	(5.8)	-3.4%
Advertising	8.7	2.2%	8.0	2.0%	0.7	8.8%
Depreciation and intangible amortization	9.0	2.3%	10.2	2.5%	(1.2)	-11.8%
Gain on sale of Gamestation	—	0.0%	(0.2)	0.0%	0.2	100.0%

	182.7	46.6%	188.8	46.7%	(6.1)	-3.2%

Operating income (loss)	$11.6	3.0%	$13.3	3.3%	$(1.7)	-12.8%

Margins:
Rental margin		68.7%		70.5%
Merchandise margin		24.3%		22.3%
Gross margin		49.6%		50.0%

Thirteen Weeks Ended October 5, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	-2.2%
Merchandise revenues	-5.0%
Total revenues	-3.4%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues

•	Movie rental revenues decreased primarily due to:

•	a 6.7% reduction in company-operated stores during the last four quarters, and

•	a same-store sales decrease of 2.6%, impacted by a price decrease in select European markets.

•	Rental mix changed with more customers purchasing previously rented product due to increased promotional activity designed to move older product.

•	We experienced a favorable foreign currency exchange impact of $1.2 million.

Merchandise sales

•	Movie sales decreased primarily due to:

•	a same-store sales decrease of 15.6% due to decreased promotional activity and fewer large box office titles, and

•	a reduced store count.

•

Game sales, including sales of new and traded games software, hardware consoles and accessories increased despite the decrease in store count due to continued demand for new and traded games hardware and software in various markets.

Gross Profit

•	Rental gross profit decreased due primarily to the decrease in rental revenues.

•	We experienced a favorable foreign currency exchange impact of $1.1 million.

Operating expenses

•	Operating expenses decreased primarily due to:

•	a 6.7% reduction in company-operated stores during the last four quarters, and

•	reduced head count.

•	Foreign currency exchange contributed an unfavorable impact of $1.8 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	October 5, 2008	September 30, 2007	Dollar	Percent
		(As restated)
General and administrative	$34.7	$42.9	$(8.2)	-19.1%
Depreciation and intangible amortization	1.7	3.1	(1.4)	-45.2%

Operating expenses	$36.4	$46.0	$(9.6)	-20.9%

Operating expenses

•	General and administrative expenses decreased primarily due to our cost-savings measures.

Additional Consolidated Results.

•	Interest expense decreased primarily due to a lower average interest rate during the third quarter of 2008 versus the third quarter of 2007.

•	Foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars contributed a favorable impact of $5.8 million to other income.

Thirty-Nine Weeks Ended October 5, 2008 Compared with Thirty-Nine Weeks Ended September 30, 2007

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirty-Nine Weeks Ended
	October 5, 2008		September 30, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Movies	$1,720.6	64.5%	$1,744.3	66.8%	$(23.7)	-1.4%
Games	157.6	5.9%	161.1	6.2%	(3.5)	-2.2%
Previously rented product (“PRP”)	376.6	14.1%	392.3	15.0%	(15.7)	-4.0%

Total rental revenues	2,254.8	84.5%	2,297.7	88.0%	(42.9)	-1.9%

Merchandise sales:
Movies	148.1	5.6%	139.6	5.3%	8.5	6.1%
Games	100.9	3.8%	28.1	1.1%	72.8	259.1%
General merchandise	144.4	5.4%	127.2	4.9%	17.2	13.5%

Total merchandise sales	393.4	14.8%	294.9	11.3%	98.5	33.4%

Royalties and other	17.6	0.7%	18.1	0.7%	(0.5)	-2.8%

Total revenues	2,665.8	100.0%	2,610.7	100.0%	55.1	2.1%

Cost of sales:
Cost of rental revenues	920.8	34.6%	983.1	37.7%	(62.3)	-6.3%
Cost of merchandise sold	315.5	11.8%	207.2	7.9%	108.3	52.3%

	1,236.3	46.4%	1,190.3	45.6%	46.0	3.9%

Gross profit	1,429.5	53.6%	1,420.4	54.4%	9.1	0.6%

Operating expenses:
General and administrative:
Stores	1,020.5	38.3%	1,040.5	39.8%	(20.0)	-1.9%
Corporate and field	136.5	5.1%	176.5	6.8%	(40.0)	-22.7%

Total general and administrative	1,157.0	43.4%	1,217.0	46.6%	(60.0)	-4.9%

Advertising	67.6	2.5%	127.8	5.0%	(60.2)	-47.1%
Depreciation and intangible amortization	77.1	2.9%	95.2	3.6%	(18.1)	-19.0%

	1,301.7	48.8%	1,440.0	55.2%	(138.3)	-9.6%

Operating income (loss)	$127.8	4.8%	$(19.6)	-0.8%	$147.4	N/A

Margins:
Rental margin		59.2%		57.2%
Merchandise margin		19.8%		29.7%
Gross margin		53.6%		54.4%

Thirty-Nine Weeks Ended October 5, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	2.5%
Merchandise revenues	37.9%
Total revenues	7.2%

Rental revenues

•	Movie rental revenues decreased due primarily to:

•	fewer by-mail subscribers, and

•	a 3.0% reduction in company-operated stores during the last four quarters, offset by

•	the favorable impact of price increases.

•	PRP revenue decreased due primarily to a reduction in promotional activity.

Merchandise sales

•	Same-store movie sales increased 9.6% due to cross-merchandising of product in prominent positions throughout our stores and more competitive pricing.

•	Same-store game sales, representing the largest driver in overall merchandise sales growth, increased 269.3% due to:

•	the expansion of games software, hardware and accessories to all stores,

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores, and

•	an increase in units of games software sold for next-generation game platforms that carry a higher average selling price than the older game platforms sold in the third quarter of 2007.

•

Same-store general merchandise sales, which includes sales of confections, other movie and game-related products, increased 17.6%, which was driven by our strategy of having an assortment of licensed merchandise product available for major theatrical releases combined with a roll-out of framed art product to our stores during the first quarter of 2008.

Gross profit

•	Rental gross profit was favorably impacted by fewer free in-store exchanges for Total Access subscribers.

•	Merchandise gross profit was negatively impacted by the lower gross profit from sales of DVDs and confections as we have continued to adjust our retail pricing models and invest in our retail growth.

•

Merchandise gross margin decreased from 29.7% to 19.8% due to a change in product mix. As a percentage of sales, there has been an increase in both games hardware and software sales, which generate a lower gross margin percentage than our other retail merchandise sales. In addition, DVD margin decreased due to more competitive consumer pricing. We may continue to experience lower merchandise gross margins as we continue to adjust our retail pricing models and invest in our retail growth.

Operating expenses

•	Store general and administrative expense, which includes expenses incurred in-store, decreased due to the reduction in company-operated stores, offset by increased per-store labor costs.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•	Advertising expense, which includes by-mail subscriber acquisition costs, decreased due to a reduction in our advertising spend to promote Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated as well as the decreased store count referenced above.

International Segment. The following table is a summary of international results of operations.

	Thirty-Nine Weeks Ended
	October 5, 2008		September 30, 2007		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
			(As restated)
Revenues:
Rental revenues:
Movies	$544.1	43.9%	$547.9	40.2%	$(3.8)	-0.7%
Games	42.8	3.5%	41.1	3.0%	1.7	4.1%
Previously rented product (“PRP”)	106.8	8.6%	92.6	6.8%	14.2	15.3%

Total rental revenues	693.7	56.0%	681.6	50.0%	12.1	1.8%

Merchandise sales:
Movies	132.7	10.8%	142.7	10.4%	(10.0)	-7.0%
Games	273.8	22.1%	379.8	27.8%	(106.0)	-27.9%
General merchandise	131.6	10.6%	127.6	9.4%	4.0	3.1%

Total merchandise sales	538.1	43.5%	650.1	47.6%	(112.0)	-17.2%

Royalties and other	5.6	0.5%	32.9	2.4%	(27.3)	-83.0%

Total revenues	1,237.4	100.0%	1,364.6	100.0%	(127.2)	-9.3%

Cost of sales:
Cost of rental revenues	216.5	17.4%	210.9	15.5%	5.6	2.7%
Cost of merchandise sold	410.2	33.2%	506.6	37.1%	(96.4)	-19.0%

	626.7	50.6%	717.5	52.6%	(90.8)	-12.7%

Gross profit	610.7	49.4%	647.1	47.4%	(36.4)	-5.6%

Operating expenses:
General and administrative	515.9	41.7%	536.1	39.3%	(20.2)	-3.8%
Advertising	27.2	2.2%	31.1	2.3%	(3.9)	-12.5%
Depreciation and intangible amortization	32.0	2.6%	36.0	2.6%	(4.0)	-11.1%
Gain on sale of Gamestation	—	0.0%	(81.5)	-6.0%	81.5	100.0%

	575.1	46.5%	521.7	38.2%	53.4	10.2%

Operating income (loss)	$35.6	2.9%	$125.4	9.2%	$(89.8)	-71.6%

Margins:
Rental margin		68.8%		69.1%
Merchandise margin		23.8%		22.1%
Gross margin		49.4%		47.4%

Thirty-Nine Weeks Ended October 5, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	-1.8%
Merchandise revenues	-1.8%
Total revenues	-1.8%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

Rental revenues

•	Rental revenues increased primarily due to:

•	a foreign currency exchange impact of $37.2 million, offset by

•	a decrease in movie rental transactions due to more popular TV offerings compared to 2007, and

•	a 6.7% reduction in company-operated stores during the last four quarters.

•	PRP revenues increased as a result of more promotional activity designed to move older product.

Merchandise sales

•	Movie sales, including sales of new and traded DVDs, decreased primarily to:

•	reduced store count, and

•	a same-store sales decrease of 13.9% mainly due to reduced store traffic and poor title performance compared to 2007.

•	Game sales, including sales of games software, hardware consoles and accessories, decreased due primarily to:

•	the sale of 217 Gamestation stores during the second quarter of 2007, partially offset by

•	a same-store sales increase of 9.1%, due to continued demand for new and traded games in various markets.

•	We experienced a favorable foreign currency exchange impact of $26.0 million.

Royalties and other revenues

•	We received $25 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

Gross Profit

•	Merchandise gross profit decreased due primarily to the decrease in merchandise sales discussed above.

•

There was a product shift from merchandise sales toward rental revenues, driven by the sale of Gamestation. As a result, rental gross profit increased and total gross margin increased from 47.4% in 2007 to 49.4% in 2008, including the impact of foreign exchange rate fluctuation.

•	Royalties decreased as discussed above.

•	We experienced a favorable foreign currency exchange impact of $31.6 million.

Operating expenses

•	We recorded a gain on sale of Gamestation of $81.5 million in 2007.

•	General and administrative expenses decreased due primarily to:

•	the sale of Gamestation in 2007, and

•	reduced head count, offset by

•	an unfavorable foreign currency exchange impact of $30.0 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirty-Nine Weeks Ended		Increase/(Decrease)
	October 5, 2008	September 30, 2007	Dollar	Percent
		(As restated)
General and administrative	$109.5	$129.1	$(19.6)	-15.2%
Depreciation and intangible amortization	5.8	10.8	(5.0)	-46.3%

Operating expenses	$115.3	$139.9	$(24.6)	-17.6%

Operating expenses

•	General and administrative expenses decreased primarily due to our cost-savings measures.

Additional Consolidated Results.

•	Interest expense decreased primarily due to lower average outstanding debt balances and lower average interest rates during the thirty-nine weeks ended October 5, 2008.

•	Foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars contributed a favorable impact of $6.1 million to other income.

Liquidity and Capital Resources

General

We generate cash from operations predominately from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases, and normal capital expenditures are generally funded with cash from operations. As discussed below, our outstanding debt and our ability to borrow additional funds under our credit facilities are subject to compliance with various covenants. We continue to be in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants as of October 5, 2008 and we expect to remain in compliance. However, if amounts outstanding under the credit facilities were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our senior subordinated notes and certain leases, could also become due and payable immediately.

Our revolving credit facility is scheduled to mature on August 20, 2009. If the revolver matures without renewal, replacement or extension, our borrowing capacity would be immediately reduced by $300 million. Consequently, we have been actively evaluating options to refinance our debt and are taking actions to minimize the size of our revolver needs. These options include amending, replacing or eliminating the need for our revolver or amending or replacing our current credit agreement.

The recent extraordinary and unexpected limitations in domestic and international capital and credit markets have significantly limited the availability and raised the cost of debt and equity financing. We are currently engaged in preliminary discussions with banks and other potential lenders and investors, and are considering possible terms on which financing might be extended to us. These discussions have not proceeded to the point where any prediction can be made as to whether we will be able to agree on terms or whether, in any event, such financing would be extended to us. As such, we are currently taking prudent actions that are intended to provide that cash on hand and cash from operations will be sufficient to fund all of our anticipated cash requirements for at least the next twelve months without the ongoing availability of the revolver. These actions include, but are not limited to, adjusting capital expenditures and inventory levels, evaluating expenditures for strategic initiatives and continuing to implement ongoing cost controls. We intend that any such actions will remain in effect only until such time as improvements in the capital and credit markets provide additional options for sources of financing. Additionally, we continue to consider options for divesting certain non-core assets, including selling and/or licensing some of our international operations. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. If we are unable to refinance our revolver or obtain other financing, we will be required to fund our business and operations without outside capital. There can be no assurance that we will be able to obtain adequate financing on acceptable terms or at all, and there is no guarantee that we will be able to fund our business and operations without outside capital. If we are required to fund our business and operations without outside capital, we will have to significantly reduce our spending and limit certain operational and strategic initiatives. These scenarios could materially adversely impact our liquidity and results of operations.

Our substantial indebtedness, reduced credit ratings and the uncertainty of the in-store rental industry in which we operate could adversely affect the availability and terms of financing and materially adversely impact our liquidity and results of operations. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to the consolidated financial statements for further discussion of these items.

Contractual Obligations

The following table sets forth an additional contractual obligation pertaining to an IT outsourcing agreement we entered into in May 2008. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended January 6, 2008.

Contractual Obligations	4th Quarter 2008	2009-2010	2011-2012	Total
Purchase obligations	$3.5	$28.3	$18.2	$50.0

Capital Resources

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	October 5, 2008	January 6, 2008
Credit facilities:
Revolving credit facility, interest rate ranging from 6.2% to 7.4% at October 5, 2008	$135.0	$—
Term A loan, interest rate of 6.3% at October 5, 2008	27.9	24.0
Term B loan, interest rate ranging from 6.5% to 7.0% at October 5, 2008	37.3	20.7

Total current portion of long-term debt	200.2	44.7
Current portion of capital lease obligations	9.0	10.1

	$209.2	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	October 5, 2008	January 6, 2008
Credit facilities:
Term A loan, interest rate of 6.3% at October 5, 2008	$—	$18.8
Term B loan, interest rate ranging from 6.5% to 7.0% at October 5, 2008	314.8	346.8
Senior subordinated notes, interest rate of 9.0% at October 5, 2008	300.0	300.0

Total long-term debt, less current portion	614.8	665.6
Capital lease obligations, less current portion	30.3	37.4

	$645.1	$703.0

As of October 5, 2008, $135.0 million was outstanding under our revolver and $380.0 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolving credit facility, excluding the $150.0 million reserved for issuance of letters of credit provided for Viacom Inc., at Viacom’s expense, and $54.8 million reserved to support other letters of credit, totaled $35.2 million at October 5, 2008. Borrowings under the credit facilities accrue interest at a rate equal to either LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at October 5, 2008 for borrowings under the credit facilities was 6.7%. As of October 5, 2008, commitment fees are charged at an annual rate of 0.500% on the unused portion of the revolving credit facility, and participation and fronting fees are also incurred on letters of credit.

On October 24, 2008, we entered into Amendment No. 1 to the Amended and Restated Initial Public Offering and Split-Off Agreement dated as of June 18, 2004 with Viacom. Pursuant to the Amendment, the face amount of the letters of credit required to be provided by us for the benefit of Viacom was reduced from $150.0 million to $75.0 million and the conditions on which Viacom may draw on the letters of credit were amended. In addition, in the Amendment, we assumed responsibility for the payment of any and all fees and expenses incurred in connection with the establishment and maintenance of the letters of credit. The fees are calculated at an annual rate of 3.625% of the face amount of the letters of credit.

As a result of the Amendment, on October 24, 2008, our available borrowing capacity increased by $75.0 million.

The borrowing availability under the revolving credit facility will be automatically reduced by quarterly installments of $25 million through July 2009 and will terminate in full in August 2009. The balance of the Term A loan as of October 5, 2008, is payable in quarterly installments of $9.3 million from January 2009 through August 2009 and the balance of the Term B loan is payable in quarterly installments of $9.3 million from January 2009 through July 2010 and $71.7 million beginning October 2010 through August 2011.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on refinancing challenges. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. Our revolving credit facility and Term A loan mature in August 2009, and we are currently pursuing alternatives for a new capital structure as discussed above.

Principal payments on our credit facilities and senior subordinated notes based on outstanding borrowings as of October 5, 2008 are expected to be approximately $18.6 million for the remainder of fiscal 2008, $181.6 million in fiscal 2009, $99.7 million in fiscal 2010, and a total of $515.1 million in the fiscal years thereafter.

Beginning with fiscal 2005, we have been required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. For the thirty-nine weeks ended October 5, 2008, we generated excess cash flow, as defined by our credit agreement. However, we cannot estimate with certainty the excess cash flow, if any, for the fiscal year ended January 4, 2009. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $46 million on the term portions of the credit facilities during the quarter ended April 1, 2007.

Additionally, we are required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. The following table summarizes the prepayments made during the first three quarters of 2008 and 2007.

	2008	2007
First quarter	$0.3	$9.0
Second quarter	—	136.0
Third quarter	4.4	0.4

Total	$4.7	$145.4

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

See Note 3 to the consolidated financial statements for additional information.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities improved $100.3 million to $101.1 million of cash used for operating activities during the thirty-nine weeks ended October 5, 2008 from $201.4 million of cash used for operating activities during the thirty-nine weeks ended September 30, 2007, primarily because:

•	our net income as adjusted for non-cash items has increased;

•

we used $58.7 million less cash to pay down accounts payable and accrued liabilities during the thirty-nine weeks ended October 5, 2008 due to having significantly lowered our accounts payable and accrued liabilities balances in 2007; and

•	we decreased our rental library purchases by $28.9 million; offset by

•	an $84.5 million higher net increase in merchandise inventories.

Investing Activities. Net cash flows from investing activities decreased $159.8 million to $73.8 million of cash used for investing activities during the thirty-nine weeks ended October 5, 2008 from $86.0 million provided by investing activities during the thirty-nine weeks ended September 30, 2007, due mainly to:

•	a $147.7 million decrease due to the proceeds received from the sale of Gamestation in 2007; and

•	a $24.1 million increase in capital expenditures.

Financing Activities. Net cash flows from financing activities increased $244.7 million to $88.7 million of cash provided by financing activities during the thirty-nine weeks ended October 5, 2008 from $156.0 million of cash used for financing activities during the thirty-nine weeks ended September 30, 2007. This change was primarily due to a $239.5 million increase in debt borrowings net of repayments.

Other Financial Measurements: Working Capital

At October 5, 2008, we had cash and cash equivalents of $95.3 million. Working capital was a negative $8.9 million as compared to a positive $30.7 million at January 6, 2008.

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

These forward-looking statements are based on management’s current intent, beliefs, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	the consumer appeal and pricing of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(ii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(iii)	our ability to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology, market trends and consumer preferences;

(iv)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(v)	the studios’ dependence on revenues generated from retail home video and their related determinations with respect to pricing and the timing of distribution of their product;

(vi)	overall industry performance and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(vii)	the variability in consumer appeal of the movie titles and games software released for rental and sale, as well as the effect of game platform cycles;

(viii)	the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall costs;

(ix)	our ability to effectively and timely prioritize and implement our initiatives and our related ability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model and initiatives;

(x)	our ability to comply with operating and financial restrictions and covenants in our debt agreements;

(xi)	our ability to secure replacement financing on acceptable terms and conditions upon maturity of our existing credit facilities, as well as difficult conditions in the capital and credit markets that have materially and adversely affected the willingness and ability of many lenders and institutional investors to provide funding to borrowers on favorable terms, if at all;

(xii)	our ability to use cash on hand and cash from operations to fund our anticipated cash requirements should we be unsuccessful in obtaining replacement financing and the limiting effect that any actions taken to do so may have on certain operational and strategic initiatives;

(xiii)	past and potential further downgrades in our debt ratings that may adversely affect our cost of borrowing and related margins, liquidity, competitive position and access to capital markets;

(xiv)	the significant price and volume volatility in our common stock, which may continue not only as a result of general market conditions but also any change in sentiment in the market regarding our operations, business prospects or ability to refinance our debt obligations;

(xv)	our ability to remain in compliance with the New York Stock Exchange’s continued listing criteria;

(xvi)	the application and impact of existing and future accounting policies or interpretations of existing accounting policies, including without limitation SFAS No. 142, Goodwill and Other Intangible Assets, which may result in the recognition of a potentially significant non-cash impairment charge during the fourth quarter should our stock price not increase in the near term, as well as any interpretation issued in connection with SFAS No. 123R, Share Based Payment, or our ability to realize deferred tax assets under SFAS No. 109, Accounting for Income Taxes;

(xvii)	the impact of developments affecting our outstanding litigation and claims against us;

(xviii)	a change in the composition of, or dissension on, our Board of Directors, or a loss of key management personnel;

(xix)	additional costs that may be incurred to comply with U.S. state and local and international regulation governing our business, including our trading activities; and

(xx)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, and in our quarterly reports on Form 10-Q for the quarters ended April 6, 2008 and July 6, 2008, as well as under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. As of October 5, 2008 and September 30, 2007, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under our credit agreement totaled $515.0 million at October 5, 2008, and the weighted-average interest rate for these borrowings was 6.7%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $5.2 million impact on our interest expense annually. In addition, a change in our leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $2.0 million and $63.9 million and operating income would have increased by $0.6 million and decreased by $1.6 million for the thirteen and thirty-nine weeks ended October 5, 2008, respectively, if foreign exchange rates had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 32.6% of our total revenues for the thirteen weeks ended October 5, 2008 and September 30, 2007, and 31.7% and 34.3% of our total revenues for the thirty-nine weeks ended October 5, 2008 and September 30, 2007, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of October 5, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of October 5, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 5, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth elsewhere in this report, including under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 6, 2008, the factors described below should be considered carefully in making any investment decisions with respect to our securities. These factors could materially affect our business, financial condition, results of operations or liquidity and cause investors in our securities to lose part or all of their investment.

Our revolving credit facility and Term A loan expire in August 2009.

The borrowing availability under our revolving credit facility will be automatically reduced by quarterly installments of $25 million through July 2009 and will terminate in full in August 2009. In addition, the balance of our Term A loan is payable in quarterly installments of $9.3 million from January 2009 through August 2009 and the balance of our Term B loan is payable in quarterly installments of $9.3 million from January 2009 through July 2010 and $71.7 million beginning October 2010 through August 2011. If the revolver matures without renewal, replacement or extension, our borrowing capacity would be immediately reduced by $300 million. Consequently, we have been actively evaluating options to refinance our debt and are taking actions to minimize the size of our revolver needs. These options include amending, replacing or eliminating the need for our revolver or amending or replacing our current credit agreement.

The recent extraordinary and unexpected limitations in domestic and international capital and credit markets have significantly limited the availability and raised the cost of debt and equity financing. We are currently engaged in preliminary discussions with banks and other potential lenders and investors, and are considering possible terms on which financing might be extended to us. These discussions have not proceeded to the point where any prediction can be made as to whether we will be able to agree on terms or whether, in any event, such financing would be extended to us. As such, we are currently taking prudent actions that are intended to provide that cash on hand and cash from operations will be sufficient to fund all of our anticipated cash requirements for at least the next twelve months without the ongoing availability of the revolver. These actions include, but are not limited to, adjusting capital expenditures and inventory levels, evaluating expenditures for strategic initiatives and continuing to implement ongoing cost controls. We intend that any such actions will remain in effect only until such time as improvements in the capital and credit markets provide additional options for sources of financing. Additionally, we continue to consider options for divesting certain non-core assets, including selling and/or licensing some of our international operations. Our ability to obtain future financing or to sell assets to provide additional funding could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. If we are unable to refinance our revolver or obtain other financing, we will be required to fund our business and operations without outside capital. There can be no assurance that we will be able to obtain adequate financing on acceptable terms or at all, and there is no guarantee that we will be able to fund our business and operations without outside capital. If we are required to fund our business and operations without outside capital, we will have to significantly reduce our spending and limit certain operational and strategic initiatives. These scenarios could materially adversely impact our liquidity and results of operations.

Our substantial indebtedness, reduced credit ratings and the uncertainty of the in-store rental industry in which we operate could adversely affect the availability and terms of financing and materially adversely impact our liquidity and results of operations.

Our financial results are likely to be negatively impacted by an impairment of goodwill pursuant to SFAS 142 should the price of our common stock not increase in the near term.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility over the first three quarters of 2008 and is currently trading at historically low prices. Consequently, if our stock price does not increase in the near term, we may need to recognize a non-cash impairment charge as a result of our annual impairment test. Our goodwill balance totaled $770.7 million as of October 5, 2008. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Item 6.	Exhibits

The Exhibit Index on page 56 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Thomas M. Casey
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 13, 2008

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see current Report on Form 8-K, filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (Previously filed as an exhibit to our Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Current Report on Form 8-K, filed on November 15, 2005).

4.6	Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006).

Management Compensatory Plans and Forms of Award Agreements

10.3(n)*	First Amendment to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan dated August 5, 2008.

10.3(o)*	First Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan dated August 5, 2008.

10.3(p)*	Second Amendment to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan dated August 5, 2008.

Other Exhibits

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.