Form 10-K
period 2009-01-04
BLOCKBUSTER INC
filed 2009-04-06
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2009.

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

As of July 3, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $404,251,870, based on the closing price of $2.67 per share of Class A common stock and $2.12 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 30, 2009, 121,242,152 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed for our 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.    Business

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of rental and retail movie and game entertainment, with over 7,400 stores in the United States, its territories and 20 other countries as of January 4, 2009. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, vending and kiosks, online and at home. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

Domestic Operations

Physical Delivery

•

In-store—As of January 4, 2009, we had 4,585 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 707 stores were operated through our franchisees. Our stores offer movie and game rental and new and traded movie and game product to our customers, including the addition of Blu-ray DVDs to our product offerings in 2007. Additionally, 404 of these locations include a game store-in-store concept operating under the GAME RUSH® brand.

•

By-mail—We offer an Internet-based subscription service through blockbuster.com that allows customers to rent DVDs by mail and offers substantially more titles than our individual stores, including a wide array of both new release and catalog DVDs. This allows us to reach customers located in geographic areas where we do not presently have store locations. Subscribers of our BLOCKBUSTER Total Access™ program have the benefit of:

•	over 90,000 movie titles;

•	two ways to get movies with no due dates—online and in-store;

•	a variety of plans to meet our customers’ lifestyle and budget needs;

•	the convenience of thousands of participating store locations; and

•	the option of video game rentals beginning in the first quarter of 2009.

•

Vending—We have been exploring the growing vending channel as an opportunity to expand physical distribution of media entertainment. Vending machines are automated fixed capacity machines that enable the browsing and dispensing of a limited catalog of media entertainment. We recognize vending as an area of opportunity and we continue to test and evaluate solutions that would allow us to offer vending as an added form of convenience to customers.

Digital Delivery

•

Download to PC—During 2008, we integrated our Movielink, LLC (“Movielink”) offering with the blockbuster.com website. Movielink is an online movie downloading business with one of the largest libraries of digital content for both rental and sale, which we purchased all the outstanding membership interests of in 2007. This has allowed us to capitalize on the rapidly growing filmed entertainment downloading market and provide additional entertainment delivery choices to meet our customers’ needs including 24/7 access to their blockbuster.com account for downloading and watching movies as well as movie recommendations and reviews.

•	Other alternatives—We are committed to providing convenient access to media entertainment and are continually seeking out alternative methods to deliver on this mission. With the convergence of media content and electronic devices, we are exploring further opportunities to digitally deliver content to our customers, including the development of digital delivery kiosks in our stores, and leveraging strategic partners to digitally deliver entertainment content to our customers’ homes and electronic and portable devices. Along those lines, we launched BLOCKBUSTER OnDemand in November 2008 with the 2Wire MediaPoint™ digital media player, an easy-to-use, on-demand video solution that offers movie fans instant access through their television sets to BLOCKBUSTER OnDemand content, including thousands of titles from the latest movie releases to classic favorites.

International Operations

As of January 4, 2009, we had 2,820 stores in 20 markets outside of the United States operating under the BLOCKBUSTER brand and other brand names we own. Of these stores, 892 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we operate store-in-store game locations in addition to freestanding game locations in Mexico, all under the GAME RUSH brand. During 2008 and 2007, 32% and 35% of our worldwide revenues were generated outside of the United States, respectively. Our international operations have historically been more dependent on retail sales and, in particular, the retail game industry.

During the third quarter of 2008, we sold our Chilean subsidiary, coupled with a license agreement.

We plan to continue selectively licensing some of our international markets as this will allow us to retain our brand’s presence while redeploying capital. Longer term, a strong licensed presence in each country can significantly establish the BLOCKBUSTER brand, facilitate growth, and set the stage for a future digital offering.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations, (ii) marketing, and (iii) the purchase, supply and distribution of product. Additional information regarding our revenues and long-lived assets by geographic area and financial data by segment is included in Note 11 to the consolidated financial statements.

INDUSTRY OVERVIEW

Domestic Media Entertainment Industry

We define our market as the media entertainment market. The estimated relative market sizes for various segments of the U.S. entertainment industry in which we compete are reflected in the following table (in millions):

	2008	2007
In-store rental	$5,797	$6,215
Vending	377	198
By-mail rental	2,128	1,789

Physical film rental market	8,302	8,202

Cable video-on-demand (“VOD”)	1,164	1,038
Digital VOD	258	166
Subscription VOD	468	277

Digital film rental market	1,890	1,481

Total film rental market	10,192	9,683

Physical retail	16,083	15,946
Digital retail	437	269

Film retail market	16,520	16,215

Game software (rental and retail)	8,886	6,667
Game hardware and accessories	7,975	7,000
Game portable hardware, software and accessories	4,469	4,309

Total game market	21,330	17,976

Total U.S. media entertainment market	$48,042	$43,874

The foregoing estimates and projections have been compiled from reports and information published by Adams Media Research, with respect to filmed entertainment, and NPD Group, with respect to game entertainment.

The overall domestic media entertainment industry grew 9.5% in 2008. The movie rental market is forecasted to continue that growth in 2009, while the overall industry is forecasted to decline slightly due to a low cyclical period for new game platform releases. There are continuing channel and product shifts, primarily driven by introduction of next-generation game console release cycles as well as the emergence of new channels of distribution for movie entertainment, such as by-mail delivery, vending, and digital. We believe we have capitalized on the next-generation game console launches and the associated broadening of the consumer demographic in 2008.

Movies

A competitive advantage that the U.S. retail home video industry has traditionally enjoyed over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” Currently, studios distribute their movie entertainment content three to six months after theatrical release to the home video market; seven to eight months after theatrical release to pay-per-view and video-on-demand (“VOD”); one year after theatrical release to pay TV networks; and two to three years after theatrical release to basic cable and syndicated networks. Recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution window, including simultaneous VOD and DVD releases. For example, although movie selections tend to be limited at present, customers can now download to their computers or TVs certain available movies on the same day that the movie’s DVD is released by the studios nationwide in retail stores for rental or sale. In some cases consumers can also burn the downloaded movie to a blank DVD for playback in a DVD player, allowing them to watch the movies on their TVs or portable devices. We expect that the movie studios will continue to assess the traditional release windows and it is possible that the studios may decide to alter the traditional home video retailer distribution window for an increasing number of movies, particularly in connection with simultaneous VOD distribution of movies and DVD release dates. However, we also believe that the studios have a vested interest in maintaining the home video distribution window in a manner that allows them to maximize revenues generated by the retail home video industry.

Games

According to estimates by NPD Group, game revenues in the United States grew 18.7% in 2008 after a 43.5% increase in 2007. These trends were largely due to recent introduction of new, more advanced hardware platforms in 2007, including the Xbox 360, the Sony PlayStation 3 and the Nintendo Wii, and the growth of portable gaming systems, particularly the Nintendo DS Lite.

Many next-generation hardware platforms, including Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD and/or Blu-Ray software format and have the potential to serve as multi-purpose entertainment centers by doubling as players for DVD movies and compact discs. For example, the Sony PlayStation 3 consoles are equipped to play high-definition Blu-ray discs. In addition, Sony PlayStation 3 and PSP, Nintendo DS and Wii and Microsoft Xbox 360 all provide Internet connectivity.

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

While the typical electronic game enthusiast is male and between the ages of 14 and 35, the electronic game industry is broadening its appeal across all demographics, especially with the introduction of Nintendo Wii. In addition, the availability of used video game products for sale has enabled a lower-economic demographic that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

International Home Video Industry—In-Home Movies

Some of the attributes of the home video industry outside of the United States are similar to those of the home video industry within the United States. For example, the major studios generally release movies outside of the United States according to sequential distribution windows. However, other attributes of the home video industry outside of the United States do not necessarily mirror the home video industry within the United States. For example, most countries have different systems of supply and distribution of movies, and competition in many of our international markets tends to be more fragmented. In addition, under the laws of some countries and trading blocs (e.g., the European Union), home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing,” and affects our European operations. Two-tiered pricing not only results in increased competition from mass merchant retailers in those countries and trading blocs, it also creates increased competition with video rental outlets that operate in violation of the two-tiered pricing contractual limitations by renting product purchased at the lower retail price. The potential impact of studio pricing decisions is discussed under “Item 1A. Risk Factors.” The international home video industry also faces high levels of piracy. Although piracy is also a concern in the United States, it is having a more significant adverse affect on the rental and retail video industry in international markets. Piracy is discussed further below under “Competition” and “Item 1A. Risk Factors.”

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

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	local, regional and national video and game stores, such as GameStop and Movie Gallery;

•	Internet sites and companies that rent or sell movies and other entertainment content, such as Netflix;

•	toy and entertainment retailers; and

•	supermarkets, pharmacies, convenience stores and fast food restaurants, including the kiosks operated by Redbox.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience and ease of use of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	customer service; and

•	value-added services, such as movie search capabilities, ratings and recommendations and community features.

In particular, while the studios’ promotion of movies for simultaneous sale and rental has served to lower the wholesale cost of movies to us, it has also resulted in increased competition from mass merchant retailers, as discussed under “Item 1A. Risk Factors.”

Competition with Providers of Direct Delivery Home Viewing Entertainment or Other Alternative Delivery Methods of Entertainment Content. We believe that competitive risks to our business include direct broadcast satellite, digital cable television, high-speed Internet access, TIVO/DVR and other alternatives for delivering videos and entertainment content to consumers. These providers offer an expanded number of conventional channels and expanded programming, including sporting events, through these services. Direct broadcast satellite, digital cable and “traditional” cable providers not only offer numerous channels of conventional television, they also offer pay-per-view movies, which permit a subscriber to pay a fee to see a selected movie, and other specialized movie services. Many digital cable providers, Internet content providers and other companies also provide “video-on-demand,” which transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, some cable providers allow a subscriber to purchase a DVD movie and watch it over the cable system while the DVD is shipped to the subscriber.

The availability and ease of downloading movies over the Internet continues to grow. Apple’s video iTunes service, Amazon’s Unbox and announcements from other companies ranging from Netflix to Intel regarding their efforts in digital delivery of content signal future growth of video entertainment delivery. Other examples of alternative delivery methods of entertainment content include personal video recorders, download-to-burn DVDs, video vending machines, download-to-burn kiosks, movie downloads to portable devices and disposable DVDs.

Any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose additional competitive risk to our business. Risks associated with this competition are discussed further under “Item 1A. Risk Factors.”

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

OUR OPERATIONS

Stores and Store Operations

Store Operations. Our U.S. company-operated stores generally operate under relatively similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 10:00 p.m. and closing later on weekends. We continually assess our store hours on a store by store basis in order to maximize profitability. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees follow the store hours of our company-operated stores. Our U.S. company-operated stores each employ an average of 10 people, including one store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country.

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

As a result of the declining revenues and anticipated consolidation in the in-store rental industry, during 2007 and to a lesser extent in 2008, we reviewed many of our store leases and selected a number of sites to close or downsize based on various factors, including proximity to other Blockbuster and competitor locations and profitability. We have also selected a number of locations based upon certain operational and financial criteria and are engaging landlords for those locations in negotiations regarding reduced monthly lease payments, in some instances in exchange for longer lease term commitments. We cannot now determine to what extent our efforts will be successful. Additionally, we anticipate closing or divesting of a comparable number of domestic store locations during 2009 as in 2008. During 2008, we also sold our Chilean subsidiary, coupled with a license agreement. We will continue to explore the divestiture of our non-core assets, including selling and/or franchising some of our remaining international operations.

The following table sets forth our store count information for both company-operated and franchised stores, domestic and international, during 2008:

	Company-Operated			Franchised			Total
	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
January 6, 2008	4,005	2,068	6,073	850	907	1,757	4,855	2,975	7,830
Opened	5	21	26	2	6	8	7	27	34
Closed	(167)	(90)	(257)	(110)	(92)	(202)	(277)	(182)	(459)
Purchased/(sold)(1)	35	(71)	(36)	(35)	71	36	0	0	0

Net additions/(closures)	(127)	(140)	(267)	(143)	(15)	(158)	(270)	(155)	(425)

January 4, 2009	3,878	1,928	5,806	707	892	1,599	4,585	2,820	7,405

(1)	In 2008, we acquired 35 stores from franchisees in our domestic markets, and refranchised or licensed 71 stores in our international markets.

Store Locations. At January 4, 2009, in the United States and its territories, we operated 3,878 stores and our franchisees operated 707 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of January 4, 2009.

STATE OR TERRITORY	Company- Operated	Franchised	Total
Alaska	—	16	16
Alabama	35	22	57
Arkansas	—	17	17
Arizona	122	5	127
California	504	23	527
Colorado	98	4	102
Connecticut	39	20	59
District of Columbia.	4	—	4
Delaware	7	8	15
Florida	325	53	378
Georgia	153	—	153
Guam.	2	—	2
Hawaii	22	—	22
Iowa	22	1	23
Idaho	1	8	9
Illinois	190	3	193
Indiana	67	31	98
Kansas	18	35	53
Kentucky	37	29	66
Louisiana	66	12	78
Massachusetts	72	17	89
Maryland	77	22	99
Maine	6	—	6
Michigan	139	1	140
Minnesota	49	8	57
Missouri	79	13	92
Mississippi	12	23	35
Montana	—	4	4
North Carolina	129	1	130
North Dakota	—	6	6
Nebraska	24	2	26
New Hampshire	19	—	19
New Jersey	115	20	135
New Mexico	—	18	18
Nevada	41	2	43
New York	193	8	201
Ohio	151	1	152
Oklahoma	60	5	65
Oregon	67	14	81
Pennsylvania	155	6	161
Puerto Rico	—	24	24
Rhode Island	12	6	18
South Carolina	71	2	73
South Dakota	—	9	9
Tennessee	42	54	96
Texas.	314	108	422
Utah	43	2	45
Virginia	100	22	122
Virgin Islands	—	2	2
Vermont	8	—	8
Washington	113	2	115
Wisconsin	63	3	66
West Virginia	12	6	18
Wyoming	—	9	9

Domestic Store Totals	3,878	707	4,585

At January 4, 2009, we operated 1,928 stores outside of the United States, including game store-in-store concepts operating under the name GAME RUSH in Canada and Denmark and 13 specialty game stand-alone stores operating under the name GAME RUSH in Italy and Mexico. In addition, our franchisees operated 892 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of January 4, 2009.

	Company- Operated	Franchised	Total
Argentina	70	—	70
Australia	—	333	333
Brazil	—	175	175
Canada	459	—	459
Chile	—	69	69
Colombia	—	22	22
Denmark	70	—	70
Great Britain	663	—	663
Guatemala	—	5	5
Ireland (Republic) and Northern Ireland	186	—	186
Israel	—	10	10
Italy	157	55	212
Mexico	320	4	324
New Zealand	—	30	30
Panama	—	15	15
Portugal	—	19	19
Taiwan	—	132	132
Thailand	—	3	3
Uruguay	3	—	3
Venezuela	—	20	20

International Store Totals	1,928	892	2,820
United States	3,878	707	4,585

Domestic and International Store Totals	5,806	1,599	7,405

Franchised Operations

At January 4, 2009, 166 domestic franchisee entities operated 707 stores in the United States and 278 international franchisee entities operated 892 stores outside of the United States. Our $5.3 billion in revenues during fiscal 2008 does not include the actual revenues of our franchisees, as we only record royalty and fee revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we occasionally receive fees. We also require our franchisees to contribute funds for national advertising and marketing programs and require that franchisees spend an additional amount for local advertising or other marketing efforts. The amounts our franchisees are required to contribute for national advertising and marketing efforts may change from time to time in order to allow our franchisees to invest in their business. Our international franchising program is similar in many ways to our domestic franchising program. For example, our international franchisees are generally required to pay us a one-time franchise fee and continuing royalty fees and service fees.

Our franchisees have control over all operating and pricing decisions at their respective locations. For example, our franchisees have control over whether to charge extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees and over whether or not to participate in the BLOCKBUSTER Total Access program. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores, as well as variations in these terms among franchised BLOCKBUSTER stores. As of January 4, 2009, 112 of our franchise stores in the United States were participating in the “no late fees” program. Many of our franchisees chose not to eliminate extended viewing fees or have returned to charging extended viewing fees due to the fact that they operate under a different business model than we do, whereby they are not able, or choose not, to purchase the additional product to support the “no late fees” program. As of January 4, 2009, substantially all of our franchisees in the United States were participating in the BLOCKBUSTER Total Access program. We also do not require our franchisees to purchase inventory from us. A franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses. We cannot offer assurances that our franchisees will be able to achieve profitability levels in their businesses sufficient to pay our franchise fees, as discussed in more detail below under “Item 1A. Risk Factors—Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.” Furthermore, we cannot offer assurances that we will be successful in marketing and selling new franchises, that we will continue to actively pursue new franchisees or that any new franchisees will be able to obtain desirable locations and acceptable leases. Finally, we cannot predict the impact that our franchisees’ decisions with respect to product depth and pricing may have on our overall business results.

Alternative Delivery Method Operations

In addition to our traditional stores, we also offer consumers access to home video entertainment via mail and digital downloading.

By-mail. The BLOCKBUSTER by-mail program allows subscribers to select DVDs online which are then shipped to them free of charge by U.S. mail. Once a subscriber has finished viewing the DVD, the subscriber may return the DVD via mail using the postage prepaid envelope that accompanied the DVD or at a participating BLOCKBUSTER store. BLOCKBUSTER Total Access takes the concept of convenient DVDs by mail a step further and gives online subscribers the option of exchanging their DVDs through the mail or at a nearby participating BLOCKBUSTER store. There are no due dates for DVDs shipped via these online programs.

Digital Downloading. In 2007 we acquired all of the outstanding equity interests of Movielink, LLC, an online movie downloading business. Movielink lets customers download movies, television shows and other popular videos for rental or purchase. The customers can then watch the downloaded programs on their computer, television or portable electronic device. Downloaded videos that are rented may be stored for up to 30 days after the customer checks out and then watched as many times as desired during a 24-hour viewing period that commences when “Play Movie” is clicked. Movielink does not charge any subscription, membership or late fees. Downloaded videos that are purchased can be viewed on up to three personal computers and one portable device. As of December 16, 2008, the Movielink website was discontinued and its content was incorporated into blockbuster.com, where it became available to our customers, including former Movielink customers.

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

During 2008, we focused on offering programs that are an alternative to the programs offered by mass merchant retailers and other online subscription service providers. We continued a tent-pole title strategy in the stores with both a rent and buy message and also continued to offer our in-store movie and game subscription services—Total Access In-Store and the BLOCKBUSTER Game Pass®—and our BLOCKBUSTER Rewards® program. Each of these is discussed below.

•

BLOCKBUSTER Total Access. Online subscribers have the option of exchanging their DVDs through the mail or returning them to a nearby BLOCKBUSTER store in exchange for free in-store movie rentals. We offer various priced plans with associated in-store exchange quantity offerings.

•

Tent-Pole Title Program. This in-store program is a major focus bringing customers more copies of big box office titles to rent or to buy and is supported with a significant marketing message in the store and in our customer relations management program.

•

BLOCKBUSTER In-Store Total Access and BLOCKBUSTER Game Pass. These in-store programs allow customers to watch or play an unlimited amount of movies or games (the number of movies or games allowed out at a time is dependent on the pass the customer selects) for one monthly price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•

BLOCKBUSTER Rewards. This premium in-store membership program is designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

In 2008, we sponsored the Indiana Jones-themed car Marco Andretti drove in the Indianapolis 500 race. Andretti’s show car was featured at local community events at selected BLOCKBUSTER stores across the U.S. before hitting the track at the Indy 500 on May 25, 2008. The sponsorship and show car tour were both part of a unique program that brought Indiana Jones into Blockbuster stores nationwide through an in-store merchandising program that includes exclusive Indiana Jones and merchandise available for sale to the public only at our stores.

Our advertising efforts in 2008 were partially limited by our focus on our cash conservation strategy. We focused advertising efforts on the in-store marketing of our tent-pole title strategy, growing the games software and hardware category, new product line introductions and traffic-driving promotions. The studios generally spend a significant amount on advertising to promote new DVD releases, from which we benefit. We anticipate that the studios will continue this spending in 2009. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we often receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising. We expect to continue our cash conservation strategy in 2009, which will maintain current advertising limitations, and may require additional limitations on advertising commitments.

Suppliers and Purchasing Arrangements

Our goal in purchasing domestic rental inventory is to design purchasing strategies with each individual studio or game publisher that will provide us with the most appropriate level of copy depth at the best available price in order to satisfy our customers’ demands and, eventually, to increase our customer traffic. In some instances, those deals involve our purchasing rental inventory on a title-by-title basis. In other instances, we may negotiate a revenue-sharing arrangement. Revenue-sharing arrangements for rental inventory generally provide for a lower initial payment in order to acquire the product. In exchange for this lower initial payment, these contracts include minimum purchase requirements that are based upon box office results of the title. In addition, we pay an agreed upon percentage of our rental revenues earned from that product to the studio/game vendor for a limited period of time. These revenue-sharing payments become due as the rental revenues are earned. In addition to the revenue-sharing component, most arrangements also provide for the method of disposition of the product at the conclusion of the rental cycle and/or additional payments for the early sale of unreturned product which is automatically purchased by the customer. A majority of our revenue sharing agreements require product to be destroyed at the conclusion of the initial rental cycle instead of converting the product to previously rented product (“PRP”), as is our practice under traditional purchase arrangements. This shortening of the rental life cycle negatively impacts our PRP revenues. While the terms of revenue-sharing arrangements are generally similar for rental movie and game software inventory, revenue-sharing arrangements for domestic rental movies are generally negotiated for all titles released during the term of the contract, while revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis.

Our unit purchases of domestic movie rental inventory increased 13% in 2008 as compared with 2007 in order to maximize our product availability with the goal of improving our domestic movie rental revenues through improving customer satisfaction. We continued to utilize revenue-sharing arrangements during 2008 to support the increase in inventory unit purchases. Purchases under revenue sharing arrangements made up 85% of our total domestic movie rental unit purchases in 2008, versus 82% in 2007. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements increased from 58% in 2007 to 65% in 2008.

In our international markets, 54% of our movie and game rental inventory units are purchased on a title-by-title basis directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. The remainder of our international rental product is purchased under revenue-sharing arrangements similar to those discussed above. Our purchasing arrangements vary by country and studio depending on factors such as the availability of the rental window and revenue-sharing terms.

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

Distribution and Inventory Management

In the United States, we currently receive substantially all of our movies and games for our U.S. company-operated stores at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly-released movies to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates 24 hours a day, six days a week. As of January 4, 2009, we employed 973 employees at our distribution center. We are currently evaluating various alternatives to optimize our distribution network, including the potential outsourcing of these distribution center operations.

In addition to our distribution center in McKinney, we also have 38 distribution centers spread strategically throughout the United States to support our by-mail subscription service. These distribution centers are spread across the country because we use the United States Postal Service to distribute our online product, and the closer the distribution center is to a customer, the faster our customers receive the product and the faster it is made available for rental again once our customers mail them back. Additionally, to expedite the delivery of product to our by-mail customers, we currently transport product from our 38 distribution centers to a total of 85 different mail entry points, which enables us to reach over 90% of our online subscriber base within one business day. Each distribution center operates 16 hours a day, 5 days a week and employs approximately 15 people, including one distribution center manager.

Franchisees generally obtain their products directly from third-party suppliers, except for their point-of-sale systems’ hardware and software, some accessories and supplies, movies for which we have exclusive distribution rights and movies for franchisees that participate in our franchisee revenue-sharing programs, which domestic franchisees receive from our distribution center. We have negotiated new agreements with the studios that allow us to consolidate our purchases for our online business with those of our stores.

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

During 2008 we completed several information technology initiatives to stabilize our current infrastructure and enhance the customer experience. We outsourced our application development and maintenance as a means of stabilizing our existing application infrastructure while providing the flexibility to take on new initiatives. Additionally, we developed a new Store System Foundation that supports the legacy applications while enabling new functionality to be built on the new platform. We also created an enterprise payment platform and deployed it to blockbuster.com. It will be deployed to Blockbuster retail stores in 2009. Another major initiative improved the customer experience on blockbuster.com by implementing better site navigation and providing easy access to account activity for BLOCKBUSTER Total Access subscribers.

In addition to improving the customer experience on blockbuster.com, the site was modified to enable a wider selection of retail transactions. Customers are able to purchase DVDs, games, gift subscriptions, gift cards, and movie downloads on blockbuster.com.

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

We are also subject to the Federal Trade Commission’s Trade Regulation Rule entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” and state laws and regulations that govern the offer and sale of franchises and franchise relationships. If we want to offer and sell a franchise, we are required to furnish to each prospective franchisee a current franchise disclosure document prior to the offer or sale of a franchise. In addition, a number of states require us to comply with registration or filing requirements prior to offering or selling a franchise in the state and to provide a prospective franchisee with a current franchise disclosure document complying with the state’s laws, prior to the offer or sale of the franchise. We intend to maintain a franchise disclosure document that complies with all applicable federal and state franchise sales and other applicable laws. However, if we are unable to comply with federal franchise sales and disclosure laws and regulations, we will be unable to offer and sell franchises anywhere in the United States. In addition, if we are unable to comply with the franchise sales and disclosure laws and regulations of any state that regulates the offer and sale of franchises, we will be unable to offer and sell franchises in that state.

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

Intellectual Property

Trademarks. We own various existing trademark registrations and have trademark applications pending registration with respect to our services and products offered worldwide. These include BLOCKBUSTER®, BLOCKBUSTER VIDEO®, TORN TICKET Logos, blockbuster.com®, BLOCKBUSTER Total Access™ word mark and logo, BLOCKBUSTER GiftCard/s®, BLOCKBUSTER Game Pass® and BLOCKBUSTER Movie Pass® word marks and logos, BLOCKBUSTER Night®, BLOCKBUSTER Online®, BLOCKBUSTER Rewards® word mark and logo, MAKE IT A BLOCKBUSTER NIGHT®, and the related BLOCKBUSTER Family of Marks, GAME RUSH® word mark and logo, MyQ Logo®, MyQ At A Glance Logo®, MOVIE STORE AT YOUR DOOR®, ONLINE RENTING WITHOUT THE WAIT™, RENTING IS BETTER THAN EVER®, THE GIFT OF ENTERTAINMENT®, QUIK DROP®, MOVIECLIQUE™, MOVIELINK® word mark and logo, and XTRA-VISION®, among others, and trade dress elements including, but not limited to, the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and the related BLOCKBUSTER “Family of Domain Names” for top level and country domain names, plus a wide variety of other domain name registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

Copyrights. In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing” and is discussed further above under “Industry Overview—International Home Video Industry—In-Home Movies.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Item 1A. Risk Factors—Risks Relating to Our Business Operations.” The risk of changes in U.S. and international copyright laws is discussed under “Item 1A. Risk Factors—Other Business Risks.”

Seasonality

Historically, there has been a distinct seasonal pattern to the home movie and video games business, with slower business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The months of November and December have also historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while we have diversified our product offerings in an effort to partially mitigate the impact of seasonality and weather conditions on our business, they are expected to continue to impact our business and our period-to-period financial results in the future. While we believe the current worldwide economic downturn will impact our future operational trends, we cannot predict the timing or extent to which this will occur.

Employees

As of January 4, 2009, we employed 58,561 persons, including 40,107 within the United States and 18,454 outside of the United States. Of the total number of U.S. employees, 11,700 were full-time, 26,732 were part-time and 1,675 were seasonal employees. We believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following information regarding our directors and executive officers is as of February 27, 2009.

Name	Age	Position
James W. Keyes	53	Chairman of the Board of Directors and Chief Executive Officer
Edward Bleier	79	Director
Robert A. Bowman	53	Director
Jackie M. Clegg	46	Director
James W. Crystal	71	Director
Gary J. Fernandes	65	Director
Jules Haimovitz	58	Director
Carl C. Icahn	73	Director
Strauss Zelnick	51	Director
Thomas M. Casey	50	Executive Vice President and Chief Financial Officer
Eric H. Peterson	48	Executive Vice President, General Counsel and Secretary

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

James W. Crystal was appointed as a director of Blockbuster in February 2007. Mr. Crystal currently serves as Chairman and Chief Executive Officer of Frank Crystal & Company, a privately owned insurance brokerage firm, and has served in such capacities since 1958. Mr. Crystal also serves as Vice Chairman, trustee and member of the executive committee and Co-Chairman of the audit committee of Mt. Sinai Medical Center as well as a trustee of Congregation Emanu-El. In addition, he serves on the board of directors of Stewart & Stevenson LLC, a publicly traded company where he also serves on the audit committee, Banco de Caribe, ENNIA Caribe Holding, N.V., Auto Resources, Inc. and Atlantic International Insurance Co., Ltd.

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

Stock Transfer Agency

American Stock Transfer & Trust Company, LLC

59 Maiden Lane

New York, NY 10038

Questions and inquiries via telephone or AST’s website:

(800) 937-5449

http://www.amstock.com

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

2001 Ross Avenue

Suite 1800

Dallas, TX 75201

Stock Listing

Blockbuster Inc. Class A and Class B common stock trades on the New York Stock Exchange under the symbols BBI and BBI.B, respectively.

Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer, dated as of June 24, 2008, as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Risks Relating to Economic Conditions and the Financial Markets

The obligation of the lenders to fund the $250 million amended credit facility is subject to the satisfaction of certain conditions, and there can be no assurances that these conditions will be satisfied. Even if the amended credit facility is funded upon the terms contemplated, we may not have sufficient liquidity to finance the ongoing obligations of our business, which raises substantial doubt about our ability to continue as a going concern.

Our revolving credit facility and Term A loan facility are each scheduled to expire in August 2009. Given the impending expiration of both our revolving credit facility and Term A loan facility, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million amended credit facility and effectuate such amendments is subject to the satisfaction of certain conditions set forth in the amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended credit facility on or about May 11, 2009, there can be no assurance regarding these matters.

The risk that we may not successfully complete this refinancing and obtain the related amendment of certain financial covenants included therein, and/or the risk that we may not have adequate liquidity to fund our operations as a result of not meeting our projected financial results, even if the refinancing is completed within the time and upon the terms contemplated, raise substantial doubt about our ability to continue as a going concern.

Our plans with respect to addressing these matters are discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 1 to our consolidated financial statements, but generally include the closing of the amendment and extension of our revolving credit facility, as well as a cash management strategy intended to enhance and preserve as much of our liquidity as possible. Our future viability is dependent on our ability to execute these plans successfully or otherwise address our liquidity shortfall. If we fail to do so for any reason, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Our failure to comply with any of the restrictions in our debt agreements could result in acceleration of our debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

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

In addition, our debt covenants require that we maintain certain financial measures and ratios. As a result of these covenants and ratios, we are limited in the manner in which we can conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions or to maintain the financial measures and ratios contained in the debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. During 2007, we were required to enter into an amendment to our credit agreement to modify or waive compliance with financial covenants thereunder. For an additional discussion of this amendment, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.”

Should the outstanding obligations under our credit agreement be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business. If amounts outstanding under the credit agreement were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our senior subordinated notes, could also become due and payable immediately. There can be no assurance that such financing will be available on acceptable terms, if at all. Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral under the credit agreement. In addition, our financial results, our substantial indebtedness, our credit ratings and the declining in-store rental industry in which we operate could adversely affect the availability and terms of our financing. Further, uncertainty surrounding our ability to finance our obligations has in the past caused some of our trade creditors to impose increasingly less favorable terms and future uncertainty could similarly result in unfavorable terms from our trade creditors. In addition, there are other situations (including a change in the composition of our Board of Directors, whereby the majority of directors who were serving on the Board at the time we entered into our credit agreement and indenture (or their successors or nominees) are no longer serving on the Board) where our debt may be accelerated and we may be unable to repay such debt. Any of these scenarios could adversely impact our liquidity and results of operations or force us to file for protection under the U.S. Bankruptcy Code.

Our level of indebtedness may make it more difficult for us to pay our debts and more necessary for us to divert our cash flow from operations to debt service payments.

Our total debt under our credit facilities and senior subordinated notes as of January 4, 2009 was $780.9 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our indebtedness could have important consequences for our business. For example, it could:

•

make it more difficult for us to pay our debts as they become due during general adverse economic and market or industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in certain strategic initiatives, and, consequently, place us at a competitive disadvantage to our competitors;

•

require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital requirements including inventory, capital expenditures, acquisitions and other general corporate purposes;

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

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, industry and other factors that are beyond our control. We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations, reducing, deferring or eliminating certain capital expenditures or operating expenses or seeking to raise additional debt or equity capital. In connection with our cash management plan we have initiated certain actions discussed elsewhere herein to eliminate or reduce certain expenses. However, we cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or maintained once initiated, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing debt agreements, including the indenture governing our senior subordinated notes and our credit agreement, contain restrictive covenants which may prohibit us from adopting one or more of these alternatives, and any future debt agreements may contain similar restrictive covenants. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, which we may be unable to repay. If we are unable to repay our debt upon acceleration we may be forced to file for protection under the U.S. Bankruptcy Code.

Past and potential further downgrades in our debt ratings may adversely affect our cost of borrowing and related margins, liquidity, competitive position and access to capital markets.

The major debt-rating agencies routinely evaluate our debt and rate our debt according to a number of factors, among which are, our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on refinancing challenges. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. The downgrade in our probability of default rating could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. On March 4, 2009, Standard & Poor’s Ratings Service placed our credit ratings on credit watch in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. Any downgrade in our credit ratings by Standard & Poor’s could further adversely affect our ability to access capital upon acceptable terms and conditions.

Risks Relating to Our Business Operations

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

Although we are pursuing, and may pursue in the future, initiatives related to alternative methods of content availability and delivery and believe that certain of these initiatives may be successfully integrated into our business model, we have limited experience with certain of these initiatives and cannot assure that they will be successful or profitable.

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

Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition, are accretive to earnings and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business.

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

Overall revenues generated from the in-store home video industry are projected to continue to decline. A faster than anticipated decline in the in-store industry has, in the past and may in the future, adversely affect our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

We continue to experience challenges caused by the faster than anticipated decline in the worldwide in-store home video rental industry. We believe that the faster than anticipated declines are caused primarily by (i) a weak slate of titles released to home video; (ii) increased competition from retail mass merchant sales of low-priced DVDs, online rentals, kiosk and vending rental and sales and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (iii) competition from piracy in certain international markets; and (iv) competition from other forms of leisure entertainment. A faster than anticipated decline in the worldwide in-store home video rental industry in the future may similarly negatively impact our business and our ability to implement our strategic initiatives.

There can be no assurance that we will fully develop an ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, to effectively adjust our product mix, service offerings and marketing and merchandising initiatives, or to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology and market trends.

We have implemented and expect to continue to implement initiatives that are designed to enhance efficiency, customer convenience and our product offerings. In doing so, we are competing in markets for products and services that are highly competitive and subject to evolving industry standards and rapid adoption of technical innovation and product enhancements by competitors. The implementation of new initiatives has involved, and will continue to involve, significant investments by us of time and money and could be adversely impacted by (i) our inability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences and any corresponding changes to our operating model, including continued support for our initiatives and (ii) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our initiatives and our corresponding ability to effectively control overall operating expenses and capital expenditures.

We are currently pursuing certain initiatives that are related to digital content distribution, kiosk vending and consumer electronic devices. In these areas we face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and digital supplier relationships. We expect competition to intensify as competitors individually and collaboratively adopt new technologies to offer integrated solutions in these areas. Because we have limited experience with some of our new customer proposition initiatives, we cannot assure you that they will be profitable or successful in retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

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

Our revenues could be adversely affected due to the variability in consumer appeal of the movie titles and game software released for rental and sale, as well as the effect of game platform cycles.

The quality of movie titles and game software released for rental and sale is not within our control, and our results of operations have from time to time reflected the variability in consumer appeal for such items. We cannot assure you that future releases of movie titles and game software will appeal to consumers and, as a result, our revenues and profitability may be adversely affected.

Our financial results could be adversely affected if we are unable to manage our inventory effectively or if we are unable to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product.

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

Our purchasing decisions also involve predictions of consumer demand. While the historical growth of our in-store and online subscription programs and the free in-store rentals provided by our BLOCKBUSTER Total Access program have increased consumer demand for our products, these programs have increased the complexity of our purchasing decisions. In addition, the prevalence of multiple game platforms adds to the difficulty of accurately predicting consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

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

Further, as discussed below, uncertainty surrounding our ability to finance our obligations has in the past caused some of our trade creditors to impose increasingly less favorable terms and future uncertainty could similarly result in unfavorable terms from our trade creditors.

Our business would lose a competitive advantage if the movie studios were to shorten or eliminate the home video retailer distribution window or otherwise adversely change their current practices with respect to the timing of the release of movies to the various distribution channels.

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailers’ distribution window. After the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window has traditionally been exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable, and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but since the mid-1990’s has averaged between 34 and 58 days for domestic home video retailers. Thereafter, movies are made sequentially available to television distribution channels. The studios’ traditional practices with respect to the distribution windows could change at any time.

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

We believe that the studios have a significant interest in maintaining a viable home video retail industry. However, because the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the movie, we cannot predict the impact, if any, of any future decisions by the studios. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the home video retailer distribution window.

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

Historically, at the beginning of a particular movie title’s distribution window, the movie in VHS format would be priced to home video retailers based on the applicable studio’s decision to promote the movie to the consumer either primarily for rental, or for both rental and sale, at the beginning of the distribution window. In order to promote a movie title primarily for rental at the beginning of the distribution window, a studio would initially release the title to home video retailers at a price that was too high to enable them to sell the title to consumers at an affordable price. As rental demand subsided, the studio would reduce the pricing for the movie, which would then enable retailers to sell the title to consumers at an affordable price. The time during which the studios released the title at the higher pricing was commonly referred to as the “rental window.” Currently, substantially all DVD titles are initially released to home video retailers at a price that is low enough to allow them to offer movies at affordable prices to the consumer from the beginning of the home video retailers’ distribution window. This method of pricing is commonly referred to as “sell-through” pricing, and has improved our ability to purchase rental product at lower prices. However, the studios’ sell-through pricing policy has also led to increasing competition from other retailers, in particular mass merchants such as Wal-Mart, Best Buy and Target. It has also led to increased competition from online retailers. These other retailers are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, who, like us, purchase product for rental. In addition, some retailers lower their sales prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices to drive traffic and thereby increase sales of their other inventory items. All of these factors have increased consumer interest in purchasing DVDs, which has resulted in increased competition and reduced the significance of the historical rental window.

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

Based upon current industry projections, we believe that over-capacity exists in the video rental market and that, as a result, many video stores, including some of our own stores, will be forced to close in the future. If we are unable to capitalize on the store closings of our competitors, we may be unable to grow our market share and our financial results may be adversely affected. In addition, we have historically closed underperforming video stores and will continue to consider the closure of underperforming stores. We are currently reviewing many of our store leases and evaluating certain sites to close or downsize based on store profitability.

Investment in new business strategies and initiatives could disrupt our ongoing business and present risks not originally contemplated.

We have invested, and in the future may invest, in new business strategies and initiatives. Such opportunities may also involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset expenses associated with the strategy or initiative, inadequate return of capital, and unidentified issues not initially contemplated or discovered. Because these new strategies and initiatives may be relatively new for us, no assurance can be given that such strategies and initiatives will be successful and will not have a material adverse effect on our financial condition and operating results.

For certain of our customer proposition initiatives we may rely on third-party digital content, which may not be available to us on commercially reasonable terms or at all.

In addition to offering our own digital content from time to time we may contract with third parties to offer their digital content through our stores or alternative aggregation and content delivery products and services. In those cases, we could pay substantial fees to obtain rights to offer such content. Our licensing arrangements with these third-party content providers may be short-term and may not guarantee the continuation or renewal of these arrangements on reasonable terms. Some third-party content providers may also offer competing products and services, or offer similar content to our competitors, and could take action to make it more difficult for us to license their content in the future. If we are unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand our systems and platforms and customer offerings for these relatively new customer proposition initiatives, our financial condition and operating results may be materially adversely affected.

Third-party content providers may require that we provide certain digital rights management and other security solutions. If these requirements change we may have to develop or license new technology to provide such solutions. There is no assurance that we will be able to develop or license such solutions at a reasonable cost and in a timely manner.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs are important to the continued implementation of our new customer proposition initiatives, as well as the operation of our business generally. To avoid technology obsolescence and enable future cost savings and customer enhancements, we are continually updating our information technology infrastructure. In addition, we intend to add new features and functionality to our products, services and systems that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of our new customer proposition initiatives, service interruptions, impaired quality or speed of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our systems also could result in these consequences. We may not be able to effectively upgrade and expand our systems, or add new systems, in a timely and cost effective manner and we may not be able to smoothly integrate any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business. In addition, any failure of our existing information technology infrastructure could result in significant additional costs to us. Certain of our information technology services and support functions are performed by third parties. Service interruptions, contract disputes or the effect of general market conditions on these service providers could adversely impact the availability and reliability of service and support.

Our results of operations could be materially adversely affected if our franchisees failed to pay our franchise fees.

In certain areas within the United States and internationally, we rely on our franchisees to offer our products and services. A portion of our revenues are derived from royalty fees through our franchising program. Many of our franchisees have been negatively affected by the depressed economic conditions over the past 12 months. We may experience difficulties in collecting our franchise fees on a timely basis, or at all, for a variety of reasons, including the inability of our franchisees to achieve sufficient revenues and cash flows from their stores or to otherwise effectively operate their stores under challenging industry conditions. Some of our franchisees have perceived certain of our recent customer proposition initiatives as conflicting with their business interests. Lawsuits and other disputes with our franchisees may also reduce the amount of our royalties from franchise fees. Any failure by our franchisees to pay their franchise fees to us on time or at all could materially adversely affect our results of operations.

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

Our domestic distribution system for our store-based operations is centralized. We ship a substantial portion of the products to our U.S. company-operated stores through our distribution center. We also have 38 regional U.S. distribution centers to support our domestic online DVD subscription service. If our distribution centers became non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

The application of SFAS No. 142, “Goodwill and Other Intangible Assets,” resulted in the recognition of a significant non-cash impairment charge for the quarter ended January 4, 2009, which has materially adversely affected our results of operations for the fourth quarter and the 2008 fiscal year. The application and impact of existing and future accounting policies or interpretations of existing accounting policies for future economic developments may further negatively impact our financial results.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets referred to as “SFAS 142,” we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an interim test. In recent periods we have taken significant charges relating to the impairment of goodwill. See Note

2 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Form 10-K.

As discussed in Note 2 to the consolidated financial statements, we performed our annual impairment test as of October 31, 2008. The test indicated that the goodwill associated with our domestic reporting unit was impaired. Therefore, we recognized a $432.6 million goodwill impairment charge during the fourth quarter of 2008.

The market price of our Class A common stock has been subject to substantial volatility and has decreased significantly during the first quarter of 2009. We believe that the need for an interim impairment test may be triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. Consequently, we may need to perform an interim impairment test and may recognize an additional non-cash goodwill impairment charge during 2009. Our goodwill balance totaled $338.1 million as of January 4, 2009. Any additional required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Risks Relating to Our Common Stock

The significant price and volume volatility in our common stock may continue not only as a result of generally depressed market conditions but also any change in sentiment in the market regarding our operations, business model, business prospects or ability to refinance our debt obligations.

The price at which our common stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans of others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	perceptions regarding the current and long-term viability of our business model and the success of ongoing and proposed strategic initiatives;

•	market volatility in general; and

•	the operating results of our competitors.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

Following certain periods of volatility in the market price of our securities, we have become the subject of securities litigation. We may experience more of such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

We may not be able to remain in compliance with the New York Stock Exchange’s continued listing criteria.

Our Class A and Class B common stock are traded on the New York Stock Exchange (“Exchange”) and are thereby subject to certain continued listing criteria established by the Exchange in order to maintain listing on the Exchange. Among such criteria is the requirement that the Class A stock maintain a $1.00 minimum average closing price. If the average closing price of the Class A stock is below $1.00 for any consecutive 30-trading-day period, the Class A and Class B stock will be delisted and moved to the Exchange’s ARCA electronic exchange.

The price at which the Class A stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly, trading at prices at or below $1.00. If we are unable to maintain the Exchange listing for the Class A and Class B stock as a result of our failure to continue to comply with this, or any, minimum listing requirement, the Class A and Class B shares may be perceived as a less desirable investment, negatively affecting the market for the stock, which could decrease our ability to issue new stock and attract further equity investment. A delisting could also worsen the perception of the company’s financial distress among our lenders, trade creditors, business partners, vendors, analysts and the media, which could cause some of our trade creditors to impose increasingly less favorable terms and make it more difficult for us to obtain future financing and develop strategic alliances. In February 2009, the NYSE suspended its $1 minimum average closing price requirement on a temporary basis, initially through June 30, 2009. The effect of this suspension is that companies that fall below the $1 minimum price criteria during the suspension period will not be deemed to be below the Exchange’s continued listing criteria while the suspension is in place.

Other Business Risks

Our success depends largely on our ability to attract and retain key personnel. If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

During 2007 we hired new members of our senior management team from outside of Blockbuster, including our Chief Executive Officer, Chief Financial Officer and General Counsel. Our performance depends in part on the ability of this largely new senior management team to coalesce, motivate our employees and address the changes presented by our dynamic industry and the challenging economic conditions. Additionally, we rely upon the continued service and availability of skilled personnel in technical, operations and staff positions. The unexpected future loss of services of one or more members of our senior management team could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage management-level employees. We have relied on equity awards as one means for recruiting and retaining highly skilled talent. Accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which could cause us to reduce the number of stock-based awards issued to employees and could negatively affect our ability to attract and retain key personnel. Additionally, significant adverse volatility in our stock price could result in a stock option’s exercise price exceeding the underlying stock’s market value, thus lessening the effectiveness of retaining employees through stock-based awards. In addition, recent cost containment initiatives affecting our compensation practices that have been adopted in response to the current economic environment will also impact our ability to attract and maintain personnel to some extent, depending upon the length of time during which these initiatives remain in effect. As a result of these factors, we cannot assure you that we will be able to continue to attract and retain personnel as needed in the future.

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

We are subject to business risks of international operations.

We derive a material portion of our revenue through our international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign operations), and changes in the value of the U.S. dollar relative to local currencies. Margins on the sale and rental of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations.

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

Pursuant to the IPO agreement, we have provided letters of credit, at Viacom’s expense, for the benefit of Viacom to support Viacom’s potential liability for certain real estate lease obligations of ours. On October 24, 2008, we entered into an amendment to the IPO Agreement. Pursuant to the amendment, the face amount of the letters of credit required to be provided by us for the benefit of Viacom was reduced from $150.0 million to $75.0 million and the conditions on which Viacom may draw on the letters of credit were amended. In addition, in the amendment, we assumed responsibility for the payment of any and all fees and expenses incurred in connection with the establishment and maintenance of the letters of credit. As a result of the amendment our available borrowing capacity increased by $75.0 million. See Note 6 to the consolidated financial statements and the Liquidity and Capital Resources section of the MD&A in this Form 10-K.

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

We are subject to various legal proceedings and claims that have arisen in the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time consuming and disruptive to our operations and cause significant expense and diversion of management attention. In recognition of these considerations, we may from time to time enter into material settlements. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief that could materially adversely affect a portion of our business and might materially affect our financial condition and operating results. See Note 8 to the consolidated financial statements for a discussion of certain pending material litigation matters relating to our business.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of 242,615 square feet of space leased pursuant to an agreement that expires on June 30, 2017. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also lease and operate 38 online distribution centers spread strategically throughout the United States to support our domestic online rental service.

We have country head offices in Buenos Aires, Argentina; Toronto, Canada; Uxbridge, England; Dublin, Ireland; Milan, Italy; Herlev, Denmark; and Mexico City, Mexico. For most countries in which we have company-operated stores, we maintain offices to manage our operations within that country.

We lease substantially all of our existing store sites. Within the United States, Canada and Mexico, these leases generally have a term of three to five years. The leases in our European markets generally have a term of twenty to thirty years. We expect that most future stores will also occupy leased properties.

Item 3.    Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 8 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.

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

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(1)
	High	Low	High	Low
Year Ended January 6, 2008:
Quarter Ended April 1, 2007	$7.30	$5.41	$6.90	$4.98	$—
Quarter Ended July 1, 2007	$6.67	$3.94	$6.18	$3.54	$—
Quarter Ended September 30, 2007	$5.71	$3.96	$5.00	$3.57	$—
Quarter Ended January 6, 2008	$5.80	$2.99	$5.12	$2.57	$—

Year Ended January 4, 2009:
Quarter Ended April 6, 2008	$3.70	$2.66	$3.49	$2.25	$—
Quarter Ended July 6, 2008	$3.55	$2.38	$2.92	$1.92	$—
Quarter Ended October 5, 2008	$3.19	$1.86	$2.44	$1.09	$—
Quarter Ended January 4, 2009	$2.00	$0.72	$1.59	$0.18	$—

(1)	We have not paid a dividend since the second quarter of 2005. Our Board of Directors may evaluate declaring quarterly cash dividends in the future.

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

The number of holders on record of shares of our Class A and Class B common stock as of March 30, 2009 was 1,116 and 793, respectively.

For information regarding our equity compensation plans, refer to the proxy statement to be filed for our 2009 annual meeting of stockholders incorporated by reference into Item 12 of Part III of this Form 10-K.

Stock Performance Graphs

The following stock performance graphs and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that Blockbuster specifically incorporates it by reference into such filing.

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ended December 31, 2008, the cumulative total return during such period of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the Hemscott Industry Group Index 743-Music & Video Stores (“Hemscott Group Index”). The comparison assumes $100 was invested on December 31, 2003, in our Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Blockbuster Inc. Class A common stock	100.00	84.74	33.45	47.19	34.79	11.24

Hemscott Group Index*	100.00	73.93	60.61	67.62	62.16	50.79

S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A and Class B common stock); Hastings Entertainment, Inc.; Netflix, Inc.; and Trans World Entertainment Corporation.

The following graph compares the cumulative total stockholder return on our Class B common stock over the period from October 14, 2004 to December 31, 2008, with the cumulative total return during such period of the S&P 500 Index and the Hemscott Group Index. The comparison assumes $100 was invested on October 14, 2004 in our Class B common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	10/14/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08
Blockbuster Inc. Class B common stock	100.00	115.51	113.00	43.86	57.82	64.53	51.50	45.31	26.60	8.56

Hemscott Group Index*	100.00	100.79	104.71	82.14	92.59	91.45	70.65	83.98	72.07	67.87

S&P 500 Index	100.00	109.23	108.35	114.60	117.70	132.70	141.93	139.99	123.31	88.20

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A and Class B common stock); Hastings Entertainment, Inc.; Netflix, Inc.; and Trans World Entertainment Corporation.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected consolidated statement of operations and balance sheet data for fiscal years 2004 through 2008 are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had Viacom not owned a large majority of our equity and voting interest until October 2004.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Fiscal Year Ended or at Year End
	2008(1)	2007(2)(3)	2006(4)(5)	2005(6)(7)	2004(8)(9)(10)
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$5,287.9	$5,542.4	$5,522.2	$5,721.8	$5,932.8
Gross profit	$2,722.5	$2,864.6	$3,042.5	$3,160.8	$3,545.0
Impairment of goodwill and other long-lived assets(11)	$435.0	$2.2	$5.1	$341.9	$1,499.7
Operating income (loss)	$(293.3)	$39.1	$73.6	$(382.9)	$(1,242.0)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(373.8)	$(74.2)	$63.7	$(544.1)	$(1,251.2)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle—basic and diluted	$(2.01)	$(0.45)	$0.28	$(2.96)	$(6.91)
Income (loss) from discontinued operations, net of tax(12)	$(0.3)	$0.4	$(13.2)	$(39.8)	$4.9
Net income (loss)	$(374.1)	$(73.8)	$50.5	$(583.9)	$(1,246.3)
Preferred stock dividends(13)	$(11.3)	$(11.3)	$(11.3)	$—	$—
Net income (loss) applicable to common stockholders	$(385.4)	$(85.1)	$39.2	$(583.9)	$(1,246.3)
Net income (loss) per common share—basic and diluted	$(2.01)	$(0.45)	$0.21	$(3.18)	$(6.88)
Cash dividends per common share	$—	$—	$—	$0.04	$0.08
Special distribution per share	$—	$—	$—	$—	$5.00
Weighted average shares outstanding—basic	191.8	190.3	187.1	183.9	181.2
Weighted average shares outstanding—diluted	191.8	190.3	189.0	183.9	181.2

Balance Sheet Data:
Cash and cash equivalents	$154.9	$184.6	$394.9	$276.2	$330.3
Total assets	$2,154.5	$2,733.6	$3,134.6	$3,184.0	$3,991.5
Long-term debt, including capital leases	$611.3	$703.0	$899.5	$1,121.6	$1,119.7
Stockholders’ equity	$214.3	$655.7	$723.3	$637.6	$1,062.9

(1)	During 2008, we recognized $14.1 million of compensation expense related to share-based compensation as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payments (“SFAS 123R”).
(2)	During 2007, we recorded an $81.5 million gain on sale of Gamestation and a $6.3 million gain on sale of our Australian subsidiary, both of which are included in Operating income (loss).
(3)	During 2007, we recognized $14.6 million of compensation expense related to share-based compensation as required by SFAS 123R.
(4)	During 2006, we recorded $111.9 million in tax benefits resulting from the resolution of multi-year income tax audits.
(5)	During 2006, we recognized $25.5 million of compensation expense related to share-based compensation as required by SFAS 123R.

(6)	During 2005, we recorded a valuation allowance on our deferred tax assets in various jurisdictions. See Note 7 to our consolidated financial statements.
(7)	During 2005, we recognized $39.1 million of compensation expense related to share-based compensation as required by SFAS 123R.
(8)	During 2004, we recognized a $37.1 million tax benefit as a result of specific federal income tax audit issues resolved during 2004.
(9)	In conjunction with our adoption of SFAS 123R, we recognized $18.3 million of compensation expense related to share-based compensation in 2004. We also adopted the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) as of January 1, 2004. Because we applied the disclosure-only provisions of SFAS 123 through September 30, 2004, the cumulative effect of change in accounting principle of $23.1 million, net of tax, recognized upon adoption of the expense recognition provisions of FIN 28 has not been reflected in our Consolidated Statements of Operations for the year ended December 31, 2004.
(10)	During the third quarter of 2004, we paid a $5.00 special distribution per share prior to our divestiture from Viacom.
(11)	We have recognized non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). See Note 2 to the consolidated financial statements for a discussion of impairment charges.
(12)

During 2006, we completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO.® in addition to closing all of our store locations in Spain. In January 2007, we also completed the sale of RHINO VIDEO GAMES®. In accordance with SFAS 144, these operations have been classified as discontinued operations.

(13)	During the third quarter of 2005, we completed a private placement of Series A cumulative convertible perpetual preferred stock. The first dividend payment was declared and paid in the first quarter of 2006.

Item 7.    Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Unless otherwise noted, the following discussion and analysis relates only to results from continuing operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this document. We have the intent and ability to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Our revolving credit facility and Term A loan facility are each scheduled to expire in August 2009. Given the impending expiration of both our revolving credit facility and Term A loan facility, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 (the “amended credit facility”), and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million revolving credit facility and effectuate such amendments is subject to the satisfaction of certain conditions set forth in the amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended credit facility on or about May 11, 2009, there can be no assurance regarding these matters. The risk that we may not successfully complete this refinancing and obtain the related amendment of certain financial covenants included therein, and/or the risk that we may not have adequate liquidity to fund our operations as a result of not meeting our projected financial results, even if the refinancing is completed within the time and upon the terms contemplated, raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed under “Liquidity and Capital Resources” below and in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Fiscal Year End

On October 12, 2006, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in our fiscal year took effect on January 1, 2007 and, therefore, there was no transition period in connection with this change of fiscal year-end. Fiscal year 2008 includes the 52 weeks ended January 4, 2009, while fiscal year 2007 includes the 53 weeks ended January 6, 2008, and fiscal year 2006 includes the calendar year ended December 31, 2006.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,400 stores in the United States, its territories and 20 other countries as of January 4, 2009. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across five channels of distribution:

•	in-store,

•	by mail,

•	vending and kiosks,

•	online, and

•	at home (direct to the TV).

In 2008, we have continued to build on the series of actions we took during the second half of 2007 that were designed to both improve short-term profitability and position us to achieve our strategic objectives.

2008 Strategic Objectives and Accomplishments

Leverage and grow our leadership position in the movie and game rental business

•	Greatly enhance product availability—We have increased our in-stock availability on new releases and have expanded Blu-ray to all stores with prominent positioning.

•

Improve the customer experience—We are currently testing a number of store prototypes in approximately 600 stores that range from a refreshed and modernized look and feel of typical BLOCKBUSTER stores to Rock-the-Block stores that emphasize gaming, beverages and snacks and video-enabled electronic devices, all of which are designed to improve the in-store customer experience.

•	Innovatively merchandise our product offerings—We are cross-merchandising retail and rental product in high-traffic areas in our stores.

Enhance retail and merchandising opportunities

•

We are leveraging our leadership position in the rental market to increase sales of movies, games and other complementary entertainment-related products by cross-merchandising retail and rental product in high-traffic areas in our stores.

•

We have broadened our product assortment to include Blu-ray, and completed a roll out of games software, hardware and accessories in all our U.S. corporate-owned stores during the second quarter of 2008.

•	We also have rolled out a focused assortment of consumer electronics to approximately 1,900 of our domestic stores.

•

In December 2008, we announced a three-year agreement that makes BLOCKBUSTER stores the exclusive physical retail ticket outlet for Live Nation Ticketing, beginning with the start of the 2009 concert season.

Develop digital solutions

•	We have launched digital downloading on blockbuster.com, which enables our customers to download entertainment content for both rental and purchase.

•

We launched BLOCKBUSTER OnDemand in November 2008 with the 2Wire MediaPoint™ digital media player, an easy-to-use, on-demand video solution that offers movie fans instant access through their television sets to BLOCKBUSTER OnDemand content, including thousands of titles from the latest movie releases to classic favorites.

•	We are also testing digital delivery through kiosks in select stores to digitally deliver entertainment content to our customers’ portable devices.

Implement cost controls—We have surpassed our goal of reducing annualized overhead costs by $100 million through the elimination of staffing and operational redundancies in our in-store and online corporate support structure and through operational improvements. Our primary focus has been on cost reductions through:

•	outsourcing,

•	lease renegotiations to generate significant reductions in future store occupancy costs, and

•	elimination of operational redundancies.

Key Financial Points for 2008

•	Reported net loss of $374.1 million, driven by non-cash impairment charges to our goodwill and other long-lived assets of $435.0 million.

•	Same-store revenues increased 3.9%.

•	Selling, general and administrative expenses decreased by $291 million or 11%.

•	Estimated impact of the 53rd week in fiscal 2007:

•	Revenues decreased by $102 million.

•	Gross profit decreased by $52 million.

•	Operating income decreased by $7 million.

•	The worldwide economic downturn in late 2008 had a negative impact on our results of operations, especially in our international markets.

Outlook

While we continue to be committed to improving our financial results through the operational and strategic initiatives discussed above, due to the recent extraordinary and unexpected limitations in domestic and international capital and credit markets, we have temporarily deferred or limited our spending on certain of these initiatives while we take prudent actions that are intended to provide that cash on hand, cash from operations and available borrowings under our amended revolving credit facility (assuming that we close on such facility) will be sufficient to fund our cash requirements. These actions include, but are not limited to, adjusting capital expenditures and inventory levels, evaluating expenditures for strategic initiatives and continuing to implement ongoing cost controls. We intend that any such actions will remain in effect only until such time as improvements in the capital and credit markets provide additional options for sources of financing. Additionally, we continue to consider options for divesting certain non-core assets, including selling and/or licensing some of our international operations.

In 2009 we expect to continue facing the challenges of a depressed economy and the fragmentation of the media entertainment industry. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in the fourth quarter of 2008. We believe that the actions we have taken to reduce costs and diversify our product offerings will help mitigate these challenges. However, there can be no assurances that conditions currently affecting the worldwide economic environment and other macroeconomic factors that could influence consumer confidence and spending behavior will not further alter our strategic objectives.

See “Liquidity and Capital Resources” below and Note 6 to the consolidated financial statements for discussion of our amended revolving credit facility, Term A loan facility and Term B loan facility.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$5,287.9	$5,542.4	$5,522.2
Cost of sales	2,565.4	2,677.8	2,479.7

Gross profit	2,722.5	2,864.6	3,042.5
Operating expenses(1)	3,015.8	2,825.5	2,968.9

Operating income (loss)	(293.3)	39.1	73.6
Interest expense	(73.0)	(88.7)	(101.6)
Interest income	2.5	6.5	9.9
Other items, net(2)	15.6	(1.5)	5.4

Income (loss) before income taxes	(348.2)	(44.6)	(12.7)
Benefit (provision) for income taxes(3)	(25.6)	(29.6)	76.4

Income (loss) before discontinued operations	(373.8)	(74.2)	63.7
Income (loss) from discontinued operations, net of tax(4)	(0.3)	0.4	(13.2)

Net income (loss)	$(374.1)	$(73.8)	$50.5

Cash Flow Data:
Cash flows provided by (used for) operating activities	$51.0	$(56.2)	$329.4
Cash flows provided by (used for) investing activities	$(116.5)	$76.7	$(41.0)
Cash flows provided by (used for) financing activities	$49.4	$(241.0)	$(183.2)

Other Data:
Depreciation and intangible amortization	$152.2	$185.7	$210.9
Impairment of goodwill and other long-lived assets	$435.0	$2.2	$5.1

Margins:
Rental margin(5)	62.1%	60.7%	65.2%
Merchandise margin(6)	20.9%	23.3%	24.9%
Gross margin(7)	51.5%	51.7%	55.1%

Worldwide Store Data:
Same-store revenues increase (decrease)(8)	3.9%	(2.3)%	(4.2)%
Company-operated stores at end of year	5,806	6,073	6,551
Franchised and joint venture stores at end of year	1,599	1,757	1,809
Total stores at end of year	7,405	7,830	8,360

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at January 4, 2009:
Domestic
Company-operated stores	3,878	5.5	21,484
Distribution centers	39	N/A	1,121
Corporate/regional offices	12	N/A	416
International
Company-operated stores	1,928	3.1	5,943
Distribution centers	7	N/A	199
Corporate/regional offices	7	N/A	117

(1)	Operating expenses include:

•

non-cash charges to impair goodwill and other long-lived assets in accordance with SFAS 142 and SFAS 144 totaling $435.0 million, $2.2 million and $5.1 million for fiscal years 2008, 2007 and 2006, respectively; and

•	a gain on sale of Gamestation of $81.5 million for fiscal 2007.

(2)	Other items, net include the favorable impact of $15.5 million of foreign currency exchange gains related primarily to intercompany loans denominated in currencies other than the U.S. dollar in 2008.
(3)	The benefit for income taxes in 2006 mainly relates to a benefit recorded in the first and second quarters of 2006 from the resolution of multi-year income tax audits.
(4)	During 2006, we completed the divestiture of Movie Brands Inc. (“MBI”) and MOVIE TRADING CO. (“MTC”) in addition to closing all of our store locations in Spain. During January 2007, we also completed the sale of RHINO VIDEO GAMES (“RHINO”). In accordance with SFAS 144, these operations have been classified as discontinued operations.
(5)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(6)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(7)	Gross profit as a percentage of total revenues.
(8)

A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

Beginning in the fourth quarter of fiscal 2007, we operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of January 4, 2009, we had 4,585 stores operating under the BLOCKBUSTER brand in the United States and its territories. Of these stores, 707 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of January 4, 2009, we had 2,820 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 20 markets outside of the United States. Of these stores, 892 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. During 2007, we sold our freestanding game locations which operated under the brand name GAMESTATION® and we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores. Additionally, during 2006, 2007 and 2008, we sold our Taiwanese, Australian and Chilean subsidiaries, respectively, each coupled with a license agreement. The results of Gamestation, Taiwan, Australia and Chile have been included in continuing operations through the period in which they were sold.

The following table is a summary of operating income (loss) by business segment.

	Domestic Segment	International Segment	Unallocated/ Corporate	Total
Statement of Operations Data:
Fiscal Year Ended January 4, 2009
Revenues	$3,590.8	$1,697.1	$—	$5,287.9
Cost of sales	1,673.4	892.0	—	2,565.4

Gross profit	1,917.4	805.1	—	2,722.5
Operating expenses	2,143.3	727.6	144.9	3,015.8

Operating income (loss)	$(225.9)	$77.5	$(144.9)	$(293.3)

Fiscal Year Ended January 6, 2008
Revenues	$3,607.9	$1,934.5	$—	$5,542.4
Cost of sales	1,638.9	1,038.9	—	2,677.8

Gross profit	1,969.0	895.6	—	2,864.6
Operating expenses	1,907.9	734.7	182.9	2,825.5

Operating income (loss)	$61.1	$160.9	$(182.9)	$39.1

Fiscal Year Ended December 31, 2006
Revenues	$3,617.2	$1,905.0	$—	$5,522.2
Cost of sales	1,452.5	1,027.2	—	2,479.7

Gross profit	2,164.7	877.8	—	3,042.5
Operating expenses	1,930.9	833.9	204.1	2,968.9

Operating income (loss)	$233.8	$43.9	$(204.1)	$73.6

Comparison of Fiscal 2008 (52 Weeks) to Fiscal 2007 (53 Weeks)

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 4, 2009 (52 Weeks)		Fiscal Year Ended January 6, 2008 (53 Weeks)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$2,272.4	63.4%	$2,389.3	66.3%	$(116.9)	(4.9)%
Games	219.9	6.1%	220.6	6.1%	(0.7)	(0.3)%
Previously rented product (“PRP”)	492.7	13.7%	527.3	14.6%	(34.6)	(6.6)%

Total rental revenues	2,985.0	83.2%	3,137.2	87.0%	(152.2)	(4.9)%

Merchandise sales:
Movies	227.4	6.3%	221.2	6.1%	6.2	2.8%
Games	155.0	4.3%	47.4	1.3%	107.6	227.0%
General merchandise	200.1	5.6%	177.9	4.9%	22.2	12.5%

Total merchandise sales	582.5	16.2%	446.5	12.3%	136.0	30.5%

Royalties and other	23.3	0.6%	24.2	0.7%	(0.9)	(3.7)%

Total revenues	3,590.8	100.0%	3,607.9	100.0%	(17.1)	(0.5)%

Cost of sales:
Cost of rental revenues	1,196.9	33.3%	1,314.3	36.4%	(117.4)	(8.9)%
Cost of merchandise sold	476.5	13.3%	324.6	9.0%	151.9	46.8%

	1,673.4	46.6%	1,638.9	45.4%	34.5	2.1%

Gross profit	1,917.4	53.4%	1,969.0	54.6%	(51.6)	(2.6)%

Operating expenses:
General and administrative:
Stores	1,338.2	37.2%	1,402.5	38.9%	(64.3)	(4.6)%
Corporate and field	178.3	5.0%	230.3	6.4%	(52.0)	(22.6)%

Total general and administrative	1,516.5	42.2%	1,632.8	45.3%	(116.3)	(7.1)%

Advertising	85.9	2.4%	150.5	4.2%	(64.6)	(42.9)%
Depreciation and intangible amortization	105.9	2.9%	122.4	3.3%	(16.5)	(13.5)%
Impairment of goodwill and other long-lived assets	435.0	12.2%	2.2	0.1%	432.8	N/A

	2,143.3	59.7%	1,907.9	52.9%	235.4	12.3%

Operating income (loss)	$(225.9)	(6.3)%	$61.1	1.7%	$(287.0)	N/A

Margins:
Rental margin		59.9%		58.1%
Merchandise margin		18.2%		27.3%
Gross margin		53.4%		54.6%

Fiscal Year Ended January 4, 2009
Same-store revenues increase/(decrease)
Store only:
Rental revenues	1.2%
Merchandise revenues	37.4%
Total revenues	6.4%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	a $60 million decrease in by-mail revenues driven by a 26% average decline in by-mail subscribers, which is more than offset by related cost reductions described below under “Domestic—Gross profit;”

•	an estimated $55 million decrease due to the 53rd week included in fiscal 2007 results; and

•	a 3.2% decline in company-operated stores due primarily to the continued selective closure of unprofitable stores;

•	offset by the favorable impact of price increases which contributed to a same-store revenue increase of $28.7 million or 1.2%.

•

Although we expect the in-store movie rental industry to continue declining in 2009, we believe that our initiatives to maximize product availability of new releases, simplify pricing terms, improve customer service, obtain exclusive content and innovatively merchandise our product offerings will help at least partially offset this trend.

•

We have launched a pilot program during the first quarter of 2009, which allows select BLOCKBUSTER Total Access online customers to rent video games, as well as movies, through the mail as part of their subscription plan.

Domestic—Merchandise sales

•	Same-store game sales increased $108.0 million or 244.9%, representing the favorable impact of:

•	the expansion of games software, hardware and accessories to all stores;

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores; and

•

a 37% higher average selling price per unit of games software due to an increase in games software sold for next generation game platforms that carry a higher average selling price than the older game platforms sold in 2007.

•	Same-store general merchandise sales, which include sales of confections and other movie and game-related products, increased $30.3 million or 18.2% due to:

•	our strategy of having an assortment of licensed merchandise product available for major theatrical releases; and

•	the roll-out of framed entertainment posters to our stores during the first quarter of 2008.

•	The following partially offset the increases to merchandise sales discussed above:

•	the 3.2% decline in company-operated stores discussed above; and

•	an approximately $11 million decrease in total merchandise sales due to the 53rd week included in fiscal 2007 results.

Domestic—Gross profit

•	Rental gross profit decreased due to the decrease in rental revenues, offset by:

•

reduced estimated costs for our by-mail offering of $150 million, including the favorable impact of approximately 50% fewer free in-store exchanges for BLOCKBUSTER Total Access (“Total Access”) subscribers; and

•	favorable nonrecurring contractual settlements with vendors of $15.1 million.

•

Merchandise gross margin decreased from 27.3% to 18.2% due to a change in product mix. As a percentage of sales, there has been an increase in games hardware and software sales which, due to the competitive prices at which we are selling them, negatively impacted our overall merchandise gross margin. In addition, DVD margin decreased due to more competitive consumer pricing. We may continue to experience lower merchandise gross margins as we continue to adjust our retail pricing models and invest in our retail growth.

•	The 53rd week included in fiscal 2007 results accounted for approximately $37 million of the decrease in total gross profit.

Domestic—Operating expenses

•

Stores general and administrative expense decreased mainly due to our focus on closing less profitable stores and renegotiating leases, leading to decreased occupancy costs and store labor costs from prior year.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•	Advertising expense, which includes by-mail subscriber acquisition costs, decreased 42.9% due to a reduction in our advertising spend to promote Total Access.

•	Depreciation and intangible amortization decreased 13.5% primarily due to certain store assets becoming fully depreciated in addition to the decreased store count discussed above.

•

Impairment of goodwill and other long-lived assets had the single largest impact on our operating expense increase over prior year with a 2008 impairment charge of $435.0 million compared to a $2.2 million impairment charge in 2007. For further discussion, see “Critical Accounting Estimates” below and Note 2 to our consolidated financial statements.

•	The 53rd week included in fiscal 2007 resulted in a reduction of approximately $29 million in total operating expenses.

International Segment. The following table is a summary of international results of operations.

	Fiscal Year Ended January 4, 2009 (52 Weeks)		Fiscal Year Ended January 6, 2008 (53 Weeks)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$688.6	40.6%	$756.9	39.1%	$(68.3)	(9.0)%
Games	57.6	3.4%	59.4	3.1%	(1.8)	(3.0)%
Previously rented product (“PRP”)	134.6	7.9%	129.0	6.7%	5.6	4.3%

Total rental revenues	880.8	51.9%	945.3	48.9%	(64.5)	(6.8)%

Merchandise sales:
Movies	195.1	11.5%	222.9	11.5%	(27.8)	(12.5)%
Games	433.2	25.5%	549.1	28.4%	(115.9)	(21.1)%
General merchandise	178.6	10.5%	181.6	9.4%	(3.0)	(1.7)%

Total merchandise sales	806.9	47.5%	953.6	49.3%	(146.7)	(15.4)%

Royalties and other	9.4	0.6%	35.6	1.8%	(26.2)	(73.6)%

Total revenues	1,697.1	100.0%	1,934.5	100.0%	(237.4)	(12.3)%

Cost of sales:
Cost of rental revenues	270.1	16.0%	289.7	15.0%	(19.6)	(6.8)%
Cost of merchandise sold	621.9	36.6%	749.2	38.7%	(127.3)	(17.0)%

	892.0	52.6%	1,038.9	53.7%	(146.9)	(14.1)%

Gross profit	805.1	47.4%	895.6	46.3%	(90.5)	(10.1)%

Operating expenses:
General and administrative	652.0	38.4%	724.8	37.5%	(72.8)	(10.0)%
Advertising	36.1	2.1%	43.5	2.2%	(7.4)	(17.0)%
Depreciation and intangible amortization	39.5	2.3%	47.9	2.5%	(8.4)	(17.5)%
Gain on sale of Gamestation	—	0.0%	(81.5)	(4.2)%	81.5	100.0%

	727.6	42.8%	734.7	38.0%	(7.1)	(1.0)%

Operating income (loss)	$77.5	4.6%	$160.9	8.3%	$(83.4)	(51.8)%

Margins:
Rental margin		69.3%		69.4%
Merchandise margin		22.9%		21.4%
Gross margin		47.4%		46.3%

Fiscal Year Ended January 4, 2009
Same-store revenues increase/(decrease)(1)
Rental revenues	(2.8)%
Merchandise revenues	2.4%
Total revenues	(0.4)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	Movie rental revenues decreased primarily due to:

•	a 6.8% decline in company-operated stores due primarily to the continued selective closure of less profitable stores;

•

a same-store sales for movie rentals decrease of $29.3 million or 3.4%, impacted by a price decrease in select European markets due to competition from low retail prices and reduced traffic due to the economic downturn; and

•	a decrease in movie rental transactions due to competition from more popular TV offerings compared to 2007.

•

Rental mix changed with more customers purchasing PRP due to increased promotional activity designed to move older product. Our international markets purchase a majority of their rental product under traditional purchase agreements and therefore their PRP title availability is not as limited by revenue sharing agreements as it is domestically.

•	The 53rd week included in fiscal 2007 results accounted for approximately $15 million of the decrease in total rental revenues.

•	We experienced an unfavorable foreign currency exchange impact of $4.5 million.

International—Merchandise sales

•	Movie sales decreased primarily due to:

•	a same-store sales decrease of $21.9 million or 10.1% due to the economic downturn, fewer large box office titles, and increased competition primarily in the United Kingdom and Canada; and

•	the reduced store count as discussed above.

•	Game sales, including sales of new and traded games software, hardware consoles and accessories decreased in total due to:

•	the sale of 217 Gamestation stores during the second quarter of 2007, which accounted for an estimated $150 million of the decrease; and

•	the 6.8% reduction in company-operated stores in 2008;

•

offset by a same-store games sales increase of $47.8 million or 12.4% due to increased inventory levels in all of our international markets and the successful roll out of our Game Rush store-in-store concept to many stores in our Latin American and European markets.

•	We experienced an unfavorable foreign currency exchange impact of $29.5 million.

•	The 53rd week included in fiscal 2007 results accounted for approximately $21 million of the decrease in total merchandise sales.

International—Royalties and other revenues

•	We received $25 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

International—Gross profit

•	Rental and merchandise gross profit decreased due primarily to the decrease in revenues discussed above, including:

•	a $30 million estimated decrease due to the sale of 217 Gamestation stores during the second quarter of 2007;

•	a $15 million estimated decrease due to the impact of the 53rd week included in fiscal 2007 results; and

•	the 6.8% decline in company-operated stores in 2008.

•	Royalties gross profit decreased approximately $25 million due to the 2007 Brazilian franchise payment discussed above.

•	We experienced an unfavorable foreign currency exchange impact of $10.4 million.

International—Operating expenses

•	Operating expenses decreased primarily due to:

•	a $42.9 million or 11.5% decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange;

•	an estimated $30 million decrease due to the sale of 217 Gamestation stores in 2007;

•	a $24.0 million or 9.2% decrease in occupancy costs driven by the 6.8% reduction in company-operated stores discussed above, excluding the impact of foreign currency exchange;

•	the impact of 53rd week included in 2007 results of $13 million; and

•	a favorable foreign currency exchange impact of $2.7 million;

•

offset by the 2007 gain on the sale of Gamestation of $81.5 million and the gain on sale of our operations in Australia of $6.3 million, which is recorded as a reduction to “General and administrative” expenses.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/(Decrease)
	January 4, 2009 (52 Weeks)	January 6, 2008 (53 Weeks)	Dollar	Percent
General and administrative	$138.1	$167.5	$(29.4)	(17.6)%
Depreciation and intangible amortization	6.8	15.4	(8.6)	(55.8)%

Operating expenses	$144.9	$182.9	$(38.0)	(20.8)%

Operating expenses decreased primarily due to:

•	a reduction in general and administrative expense due to:

•	a $14.2 million or 74.7% reduction in severance costs;

•	a $12.6 million or 19.7% reduction in other general and administrative expenses primarily related to professional fees;

•	a $9.2 million or 12.9% decrease in corporate compensation expense, related primarily to our 2007 changes in senior management;

•	offset by an estimated $6.0 million increase in our outsourcing costs; and

•	a reduction of depreciation expense due to certain assets becoming fully depreciated.

Additional Consolidated Results

•	Interest expense decreased primarily due to lower average interest rates during 2008.

•	Foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars contributed a favorable impact of $15.5 million to other income.

Comparison of Fiscal 2007 (53 Weeks) to Fiscal 2006 (Calendar Year)

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 6, 2008 (53 Weeks)		Fiscal Year Ended December 31, 2006 (Calendar Year)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$2,389.3	66.3%	$2,359.8	65.2%	$29.5	1.3%
Games	220.6	6.1%	246.4	6.8%	(25.8)	(10.5)%
Previously rented product (“PRP”)	527.3	14.6%	494.8	13.7%	32.5	6.6%

Total rental revenues	3,137.2	87.0%	3,101.0	85.7%	36.2	1.2%

Merchandise sales:
Movies	221.2	6.1%	234.7	6.5%	(13.5)	(5.8)%
Games	47.4	1.3%	77.5	2.1%	(30.1)	(38.8)%
General merchandise	177.9	4.9%	161.6	4.5%	16.3	10.1%

Total merchandise sales	446.5	12.3%	473.8	13.1%	(27.3)	(5.8)%

Royalties and other	24.2	0.7%	42.4	1.2%	(18.2)	(42.9)%

Total revenues	3,607.9	100.0%	3,617.2	100.0%	(9.3)	(0.3)%

Cost of sales:
Cost of rental revenues	1,314.3	36.4%	1,111.5	30.7%	202.8	18.2%
Cost of merchandise sold	324.6	9.0%	341.0	9.5%	(16.4)	(4.8)%

	1,638.9	45.4%	1,452.5	40.2%	186.4	12.8%

Gross profit	1,969.0	54.6%	2,164.7	59.8%	(195.7)	(9.0)%

Operating expenses:
General and administrative:
Stores	1,402.5	38.9%	1,479.5	40.9%	(77.0)	(5.2)%
Corporate and field	230.3	6.4%	195.9	5.4%	34.4	17.6%

Total general and administrative	1,632.8	45.3%	1,675.4	46.3%	(42.6)	(2.5)%

Advertising	150.5	4.2%	118.7	3.3%	31.8	26.8%
Depreciation and intangible amortization	122.4	3.3%	136.8	3.8%	(14.4)	(10.5)%
Impairment of goodwill and other long-lived assets	2.2	0.1%	—	0.0%	2.2	0.0%

	1,907.9	52.9%	1,930.9	53.4%	(23.0)	(1.2)%

Operating income (loss)	$61.1	1.7%	$233.8	6.4%	$(172.7)	(73.9)%

Margins:
Rental margin		58.1%		64.2%
Merchandise margin		27.3%		28.0%
Gross margin		54.6%		59.8%

Fiscal Year Ended January 6, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(7.2)%
Merchandise revenues	(3.7)%
Total revenues	(6.9)%

Domestic—Rental revenues

•	We focused on driving BLOCKBUSTER Total Access subscriber growth early in fiscal 2007, which significantly increased subscription revenues.

•

Base movie rental revenues decreased due to the transition of in-store only customers to BLOCKBUSTER Total Access customers who transact both online and in-store. Additionally, the in-store movie rental industry remained under pressure during 2007.

•	Base game rentals decreased as the rentals of older game platforms declined more than the growth of rentals in the next-generation game platforms.

•	PRP revenues increased due primarily to an increase of 8.5% in same-store sales for movie PRP.

•	53rd week included in fiscal 2007 results accounted for an estimated $56 million of the increase in total rental revenues.

Domestic—Merchandise sales

•

Game sales, including sales of new and traded game software, hardware consoles and accessories, decreased due primarily to a reduction in our retail game inventory which led to a 37.2% decrease in same-store game sales for 2007.

•	The increase in general merchandise sales was driven by an increase in both confection and licensed merchandise sales.

•	The overall decrease was offset by an approximately $11 million increase in total merchandise sales due to the 53rd week included in fiscal 2007 results.

Domestic—Royalties and other revenues

•	Royalties and fees received from our franchisees decreased $10.4 million due to:

•	a reduction in royalty rates charged to franchisees during 2007 and

•	a decrease in total revenues generated by our franchisees.

•	In-store advertising sales decreased $8.7 million.

Domestic—Gross profit

•

Rental gross margin decreased from 64.2% in 2006 to 58.1% in 2007 primarily due to an increase in cost of sales associated with the purchase of additional movie rental product to support BLOCKBUSTER Total Access.

•	Merchandise gross margin of 27.3% for 2007 remained relatively flat from 2006.

•	The decrease in total gross profit was partially offset by an estimated $37 million due to the 53rd week included in fiscal 2007 results.

Domestic—Operating expenses

•	Stores general and administrative expense, which includes expenses incurred both in-store and online:

•	decreased due to the closure of company-owned stores;

•	increased due to the impact of the 53rd week;

•	increased due to $9.6 million lower gains recognized during 2007 from sales of store operations and property and equipment; and

•	increased due to the increase in costs associated with the growth of BLOCKBUSTER Total Access.

•	Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations, decreased due primarily to:

•	lower bonus expense in 2007 and

•	our continued cost reduction efforts in 2007.

•

Advertising expense, which includes online subscriber acquisition costs, increased primarily due to the increase in our advertising spend during the first quarter of 2007 to support BLOCKBUSTER Total Access.

•	Depreciation and intangible amortization decreased primarily due to certain store assets becoming fully depreciated in 2007 as well as decreased store count.

•	The 53rd week included in fiscal 2007 results partially offset the decrease in operating expenses by approximately $29 million.

International Segment. The following table is a summary of international results of operations.

	Fiscal Year Ended January 6, 2008 (53 Weeks)		Fiscal Year Ended December 31, 2006 (Calendar Year)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$756.9	39.1%	$745.1	39.1%	$11.8	1.6%
Games	59.4	3.1%	61.8	3.2%	(2.4)	(3.9)%
Previously rented product (“PRP”)	129.0	6.7%	121.2	6.4%	7.8	6.4%

Total rental revenues	945.3	48.9%	928.1	48.7%	17.2	1.9%

Merchandise sales:
Movies	222.9	11.5%	205.9	10.8%	17.0	8.3%
Games	549.1	28.4%	587.9	30.9%	(38.8)	(6.6)%
General merchandise	181.6	9.4%	164.3	8.6%	17.3	10.5%

Total merchandise sales	953.6	49.3%	958.1	50.3%	(4.5)	(0.5)%

Royalties and other	35.6	1.8%	18.8	1.0%	16.8	89.4%

Total revenues	1,934.5	100.0%	1,905.0	100.0%	29.5	1.5%

Cost of sales:
Cost of rental revenues	289.7	15.0%	292.4	15.3%	(2.7)	(0.9)%
Cost of merchandise sold	749.2	38.7%	734.8	38.6%	14.4	2.0%

	1,038.9	53.7%	1,027.2	53.9%	11.7	1.1%

Gross profit	895.6	46.3%	877.8	46.1%	17.8	2.0%

Operating expenses:
General and administrative	724.8	37.5%	732.8	38.5%	(8.0)	(1.1)%
Advertising	43.5	2.2%	35.6	1.9%	7.9	22.2%
Depreciation and intangible amortization	47.9	2.5%	60.4	3.1%	(12.5)	(20.7)%
Impairment of goodwill and other long-lived assets	—	0.0%	5.1	0.3%	(5.1)	(100.0)%
Gain on sale of Gamestation	(81.5)	(4.2)%	—	0.0%	(81.5)	0.0%

	734.7	38.0%	833.9	43.8%	(99.2)	(11.9)%

Operating income (loss)	$160.9	8.3%	$43.9	2.3%	$117.0	266.5%

Margins:
Rental margin		69.4%		68.5%
Merchandise margin		21.4%		23.3%
Gross margin		46.3%		46.1%

Fiscal Year Ended January 6, 2008
Same-store revenues increase/(decrease)(1)
Rental revenues	(2.8)%
Merchandise revenues	23.3%
Total revenues	7.5%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	Favorable foreign currency exchange impact of $60.4 million.

•	The 53rd week included in fiscal 2007 results had a favorable impact of approximately $15 million.

•	Same-store base game rental revenues decreased 11.0% driven primarily by our U.K. operations as they shifted their focus to selling new games.

International—Merchandise sales

•	Favorable foreign currency exchange impact of $73.9 million.

•	The 53rd week included in fiscal 2007 results had a favorable impact of approximately $21 million.

•	Game sales, including sales of new and traded game software, hardware consoles and accessories:

•	decreased due to the sale of Gamestation in second quarter of 2007;

•

increased due to an increase of 65.9% in same-store game sales driven by continued demand for new and traded games in various markets, resulting mainly from the introduction of next-generation game platforms during the first quarter of 2007; and

•	increased due to favorable foreign currency exchange.

•	General merchandise sales, which include sales of confections, other movie and game-related products and product sales to franchisees increased primarily due to favorable foreign currency exchange.

International—Royalties and other revenues

•	We received $25 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

International—Gross profit

•	Unfavorable foreign currency exchange impact of $76.5 million.

•	The 53rd week included in fiscal 2007 results had a favorable impact of approximately $15 million.

•

Merchandise gross margin decreased from 23.3% in 2006 to 21.4% in 2007. The decrease in merchandise gross margin and increase in cost of merchandise sold is due primarily to the mix of our DVD and games sales shifting from higher margin used products to the lower margin new products.

•	Rental gross margin of 69.4% for 2007 remained relatively flat from 2006.

International—Operating expenses

•	Unfavorable foreign currency exchange impact of $52.1 million.

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

•	The 53rd week included in 2007 results had an unfavorable impact of approximately $13 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/(Decrease)
	January 6, 2008 (53 Weeks)	December 31, 2006 (Calendar Year)	Dollar	Percent
General and administrative	$167.5	$190.4	$(22.9)	(12.0)%
Depreciation and intangible amortization	15.4	13.7	1.7	12.4%

Operating expenses	$182.9	$204.1	$(21.2)	(10.4)%

•	General and administrative expenses decreased primarily due to:

•	lower bonus expense in 2007;

•	lower stock-based compensation expense in 2007; and

•	continued cost-savings efforts.

Additional Consolidated Results

•	Interest expense decreased primarily due to lower average outstanding debt balances during 2007 than 2006.

•	Interest income decreased due to lower average cash balances.

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

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

As discussed in greater detail below under “Capital Structure,” our principal external sources of liquidity are our revolving credit facility which expires in August 2009, Term A loan facility which expires in August 2009, Term B loan facility which expires in August 2011 and our outstanding senior subordinated notes which expire in September 2012. Given the impending expiration of both our revolving credit facility and Term A loan facility, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010, and

(b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million revolving credit facility and effectuate such amendments is subject to the negotiation and execution of definitive documentation, as well as the satisfaction of certain conditions set forth in the amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended credit facility on or about May 11, 2009, there can be no assurance regarding these matters.

The risk that we may not successfully complete this refinancing and obtain the related amendment of certain financial covenants included therein, and/or the risk that we may not have adequate liquidity to fund our operations as a result of not meeting our projected financial results, even if the refinancing is completed within the time and upon the terms contemplated, raise substantial doubt about our ability to continue as a going concern.

If we close on our amended credit facility, this amended facility and our other indebtedness will impact our business by, among other things:

•

requiring that a substantial portion of our cash flows from operations be used for debt service payments, thereby reducing the availability of cash flows to fund working capital requirements including inventory purchases, capital expenditures, acquisitions and other general corporate purposes;

•	making us vulnerable to deterioration in our results of operations and to general adverse economic, market or industry conditions which could impact our ability to make our debt payments;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate including limiting our ability to invest in certain strategic initiatives, consequently placing us at a competitive disadvantage to our competitors; and

•	providing liquidity at or near minimum cash levels required to operate the business during certain periods of time during 2009.

We believe that cash on hand, cash from operations and available borrowings under the amended credit facility (assuming that we close on such facility) will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our amended debt agreements, for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in the fourth quarter of 2008. Further deterioration would expose us to declining margins as a result of an imbalance between our inventory levels and customer demand. Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

Our independent registered public accounting firm has issued an opinion on our fiscal 2008 consolidated financial statements that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. As part of the amendment discussed above, and not subject to closing of the amended credit facility, our lenders have agreed to waive the requirement in our credit agreement that our fiscal 2008 audit opinion not include a going concern explanatory paragraph or like qualification.

If we are unable to generate sufficient cash flow from operations to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements, which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance the debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected because substantially all of our assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code. In addition, as discussed above, our financing arrangements are relatively short-term in nature. As a result, we will face additional refinancing pressures over the next several years.

In order to reduce our exposure to these risks, we have also embarked on a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates us, among other things:

•	reducing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	managing our working capital through the optimization of inventory levels;

•	reducing advertising expenses;

•	continuing to renegotiate leases to generate significant reductions in future store occupancy costs;

•	reducing expenditures on consultants and professional service providers;

•	restructuring and reengineering our organization and processes to reduce our operating costs and increase efficiency;

•	working to further reduce our obligations in connection with the provision of letters of credit;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

•	exploring the availability of issuing additional equity securities; and

•	considering making future payments of preferred stock dividends in-kind as opposed to in cash.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and if successful, our cash management strategy may limit certain of our operational and strategic initiatives designed to grow our business over the long term.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 8 to the consolidated financial statements for further discussion of these items.

Contractual Obligations

As described more fully in Notes 6 and 8 to the consolidated financial statements, at January 4, 2009, our contractual obligations, were as follows:

Contractual Obligations(1)	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$481.4	$625.6	$283.6	$146.8	$1,537.4
Capital lease obligations(2)	11.0	16.0	9.3	10.0	46.3
Purchase obligations(3)	156.7	21.4	4.2	7.3	189.6
Revenue-sharing obligations(4)	119.6	—	—	—	119.6
Long-term debt	198.0	283.0	300.0	—	781.0
Interest expense on long-term debt(5)	53.6	73.3	20.5	—	147.4
Preferred stock dividends(6)	11.3	22.5	22.5	—	56.3

	$1,031.6	$1,041.8	$640.1	$164.1	$2,877.6

(1)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at January 4, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.2 million of unrecognized tax benefits, including accrued interest, have been excluded from the contractual obligations table above. See Note 7 to the consolidated financial statements for a discussion on income taxes.

(2)	Includes both principal and interest.
(3)	Purchase obligations include agreements to purchase goods or services as of January 4, 2009 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-sharing obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 4 to the consolidated financial statements.
(4)	As of January 4, 2009, we were a party to revenue-sharing arrangements with various studios that expire between February 2009 and December 2010. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during fiscal 2008. For information on revenue-sharing accruals for fiscal 2008 and 2007, see Note 4 to the consolidated financial statements.
(5)	Calculated based on scheduled payments of our outstanding balances as of January 4, 2009. Borrowings under our senior secured credit facility are subject to variable rates of interest. Interest payments on these variable rate borrowings for future years were calculated using a weighted-average interest rate of 6.0% based on the LIBOR rate in effect at January 4, 2009. See Note 6 to the consolidated financial statements for further discussion.
(6)	Our shares of preferred stock do not mature; therefore, amounts are provided for the next five years only. Our policy has been to pay these quarterly dividends in cash. However, we may choose to pay some future dividends in shares of our Class A common stock or to not declare dividends for some quarters. Any unpaid quarterly dividends will accumulate until declared and paid. See Note 3 to our consolidated financial statements for further information.

Capital Structure

On August 20, 2004, we entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”), consisting of (i) a five-year $500.0 million revolving credit facility (“revolver”), of which $150.0 million was reserved for issuance of the Viacom Letters of Credit, at Viacom’s expense (the “Viacom Letters of Credit”), described in Note 6 to the consolidated financial statements; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”), and we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). These borrowings are described in Note 6 to the consolidated financial statements. Proceeds from the Credit Facilities and the Senior Subordinated Notes were used (i) to fund the payment of the special distribution in August 2004; (ii) to finance transaction costs and expenses in connection with our divestiture from Viacom and the special distribution; (iii) to repay amounts outstanding under our prior credit agreement; and (iv) for working capital and other general corporate purposes.

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

•

provided for a one-time fee payable by Blockbuster to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00 (we did not meet either criterion, therefore no payment was required);

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

The Credit Facilities currently require compliance with a minimum EBITDA covenant through January 4, 2009, a maximum capital expenditure covenant for the remaining term of the credit agreement and maximum leverage ratio and minimum fixed charge coverage ratio covenants from 2009 through 2011. Additionally, the Credit Facilities and Senior Subordinated Notes contain certain restrictive covenants, which, among other things, limit, during the terms of the Credit Facilities and the Senior Subordinated Notes, (i) the amount of dividends that we may pay, (ii) the amount of our common stock that we may repurchase and (iii) the amount of other distributions that we may make in respect to our common stock.

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

The borrowing availability under the Revolving Credit Facility is being automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% of the original principal balance beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% of the original principal balance beginning October 2008 through July 2010 and 19.25% of the original principal balance beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow. The scheduled principal payments for the Term A and B Loan Facility has and will continue to be adjusted to reflect any prepayments resulting from excess cash flow we generated as discussed below.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On March 4, 2009, Standard & Poor’s Ratings Service placed our credit ratings on credit watch in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. Any downgrade in our credit ratings could adversely affect our ability to access capital upon acceptable terms and conditions.

Beginning with fiscal 2005, we have been required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement and made a prepayment of $25.1 million on April 6, 2009, which was classified as “Current portion of long-term debt” in our Consolidated Balance Sheets as of January 4, 2009. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment during the first quarter of fiscal 2007. During 2007, primarily as a result of our excess cash flows from fiscal 2006 and the completed divestiture of Gamestation in fiscal 2007, we paid down $214.1 million in debt. Additionally, we are required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. The following table summarizes payment activity regarding the term loan A and B facilities during fiscal 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Scheduled payments	$44.3	$20.4
Sale of store operations and property and equipment	5.1	148.1
Excess cash flow (based on prior year cash flow)	—	45.6

	$49.4	$214.1

As of January 4, 2009, our available borrowing capacity under our Credit Facilities, excluding the $75.0 million reserved for issuance of the Viacom Letters of Credit and $44.6 million reserved to support other letters of credit, totaled $110.4 million. On March 11, 2009, we accessed our available borrowing capacity of $60 million in principal amount as a precaution against prevailing economic conditions and ongoing uncertainty in the credit market, and as a cushion in the event we require incremental capital in the coming months to cover our typical working capital, general corporate and operating needs.

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	January 4, 2009	January 6, 2008
Credit Facilities:
Revolving credit facility, interest rate ranging from 5.8% to 6.7% at January 4, 2009	$120.0	$—
Term A Loan Facility, interest rate of 5.8% at January 4, 2009	18.6	24.0
Term B Loan Facility, interest rate ranging from 5.4% to 6.6% at January 4, 2009	59.4	20.7

Total current portion of long-term debt	198.0	44.7
Current portion of capital lease obligations	8.5	10.1

	$206.5	$54.8

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	January 4, 2009	January 6, 2008
Credit Facilities:
Term A Loan Facility	$—	$18.8
Term B Loan Facility, interest rate ranging from 5.4% to 6.6% at January 4, 2009	283.0	346.8
Senior Subordinated Notes, interest rate of 9.0% at January 4, 2009	300.0	300.0

Total long-term debt, less current portion	583.0	665.6
Capital lease obligations, less current portion	28.3	37.4

	$611.3	$703.0

Amended Credit Facility

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million revolving credit facility and effectuate such amendments is subject to the satisfaction of certain conditions set forth in the amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended revolving credit and term loan facility on or about May 11, 2009, there can be no assurance regarding these matters. The $250 million amended revolving credit facility (the “amended revolver”) will mature on September 30, 2010, and will require that we make the following amortization payments prior to and on such date:

•	$25 million will be due and payable on December 15, 2009;

•	$20 million will be due and payable on January 31, 2010;

•	$20 million will be due and payable on February 28, 2010;

•	$20 million will be due and payable on March 31, 2010;

•	$10 million will be due and payable on April 30, 2010;

•	$15 million will be due and payable on May 31, 2010;

•	$50 million will be due and payable on June 30, 2010;

•	$10 million will be due and payable on July 31, 2010;

•	$10 million will be due and payable on August 31, 2010; and

•	any remaining outstanding amounts will be due and payable on September 30, 2010.

Up to $12.5 million in voluntary prepayments made prior to December 15, 2009 may be applied to the foregoing scheduled amortization payments in their direct order of maturity, and any remainder would be applied to the amounts due in the reverse order of maturity. These payments will require a substantial portion of our cash flows from operations, thereby reducing the availability of cash flows to fund working capital requirements, including inventory purchases, capital expenditures, acquisitions and other general corporate purposes.

We will borrow the full availability under the amended revolver through the term thereof. Borrowings under the amended revolver will bear interest at a base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments will be due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the amended revolver, Term A loans and Term B loans would also be payable.

In connection with the amended revolver, certain other provisions of our credit agreement will be amended as follows:

•	we will no longer be required to make prepayments on our term loan facilities upon sales, transfers or other dispositions of assets;

•	we will no longer be subject to a mandatory available cash sweep;

•	we will be required to make certain prepayments on our revolving loans based on excess cash flow;

•

the letters of credit issued under our existing revolving credit facility will be continued and renewed when applicable and will be cash- collateralized, and we will be restricted with respect to the issuance of any new letters of credit;

•

to the extent cash collateral is released with respect to the letters of credit in an amount in excess of $52.5 million, we will be required to repay the revolving loans with such amounts, allocated to the amortization schedule in reverse order of maturity;

•	80% of the net proceeds of any foreign indebtedness incurred will be required to be used to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain extraordinary receipts received (which do not include disposition proceeds or insurance or condemnation proceeds), we will be required to apply the net proceeds to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain other indebtedness and equity offerings, we will be required to repay the revolving loans (x) with 75% of any net proceeds greater than $25 million and less than $50 million and (y) with 50% of any net proceeds greater than $50 million;

•

to the extent that the outstanding principal balance of the revolving loans on April 30, 2010 is in excess of $75 million, we will be required to pay a fee to the revolving lenders equal to the lesser of $5 million and 10% of such excess;

•

we will be permitted to enter into the sale and leaseback of our domestic store locations, provided that the fair market value of all property sold does not exceed $28 million, and after giving effect to such sale the Leverage Ratio does not exceed 2.50 to 1.00;

•	we will be restricted against paying dividends on our common stock until the revolving loans are paid in full;

•	we will be restricted from making additional investments in Foreign Subsidiaries in excess of $20 million;

•	we will be permitted to enter into certain intercompany affiliate transactions with non-loan parties on an arms’ length basis;

•

our Fixed Charge Coverage Ratio will be amended such that we will be required to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 for periods ending March 31, 2009 through January 3, 2010, and of not less than 1.30 to 1.00 for periods ending March 31, 2010 and thereafter;

•	our Leverage Ratio will be amended such that we will be required to maintain a maximum Leverage Ratio of 2.75 to 1.00, tested on a quarterly basis; and

•

we will be restricted from making capital expenditures (a) in excess of $30 million in the 2009 fiscal year, (b) in excess of $40 million in the 2010 fiscal year, plus up to $10 million of amounts unused in the 2009 fiscal year, and (c) in excess of $80 million in the 2011 fiscal year.

We will pay the following fees in connection with the amendment to our credit agreement and amended revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the amended revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the amended revolver, and a funding fee of 11.25% to the other lenders funding the amended revolver, which is payable at closing;

•	an exit fee of 3% on all repayments under the amended revolver; and

•	a work fee of $250,000, which will be credited toward deposit and other expenses.

In addition, as part of the amendment, and not subject to closing of the amended credit facility, our lenders have agreed to waive the requirement in our credit agreement that our fiscal 2008 audit opinion not include a going concern explanatory paragraph or like qualification or exception.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $107.2 million to $51.0 million of cash provided by operating activities in fiscal year 2008 from $56.2 million of cash used for operating activities in 2007, primarily because of:

•	increased net income as adjusted for non-cash items; and

•	a $98.8 million decrease in rental inventory purchases;

•	offset by a $71.9 million higher net increase in merchandise inventories in order to improve the selection and availability of product in our stores.

Investing Activities. Net cash flows from investing activities decreased $193.2 million to $116.5 million of cash used for investing activities in fiscal year 2008 from $76.7 million provided by investing activities in 2007, due mainly to:

•	$147.7 million of net proceeds on the sale of Gamestation in 2007;

•	a $43.7 million increase in capital expenditures, due mainly to upgrades and remodels of many domestic stores; and

•	$17.8 million lower proceeds from sales of store operations than in 2007;

•	offset by payments of $7.4 million to acquire patent rights in 2007.

Financing Activities. Net cash flows from financing activities increased $290.4 million to $49.4 million of cash provided by financing activities in 2008 from $241.0 million of cash used for financing activities in 2007. This change was primarily due to net proceeds from debt under our credit facilities of $70.7 million in 2008 as compared to net repayments of $214.1 million in 2007.

General Economic Trends, Quarterly Results of Operations and Seasonality

Our business is affected by general economic and other consumer trends, and is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in April and May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Item 1A. Risk Factors.” The months of November and December have historically been our highest revenue months. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while we have diversified our product offerings in an effort to partially mitigate the impact of seasonality and weather conditions on our business, they are expected to continue to impact our business and our period-to-period financial results in the future. While we believe the current worldwide economic downturn will impact our future operational trends, we cannot predict the timing or extent to which this will occur.

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

Based upon these estimates and our current customer propositions and offerings, we currently amortize the cost of our in-store and online rental library, which includes movies and games, over periods ranging from six months to twenty-four months to estimated residual values ranging from $0 to $8 per unit, according to the product category.

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

Merchandise Inventory

Our merchandise inventory, which includes new and traded movies and games and other general merchandise, including confections, is stated at the lower of cost or market. We record adjustments to the value of inventory primarily for estimated obsolete or excess inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. Our estimate for inventory shrinkage is based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger. DVD and video game products are susceptible to shrinkage due to their portability and popularity.

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

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest and penalties relating to income taxes as components of income tax expense. See Note 7 to our consolidated financial statements.

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

Impairment of Goodwill

In accordance with SFAS 142, we test goodwill and intangible assets with indefinite lives for impairment at the reporting unit level during the fourth quarter of each year and on an interim date if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the book values of our reporting units, domestic and international, to their estimated fair values at the test dates. The estimates of fair value of our reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the test date is our weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium.

If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As discussed in Note 2 to the consolidated financial statements, we performed our annual impairment test as of October 31, 2008. The test indicated that the goodwill associated with our domestic reporting unit was impaired. Therefore, we recognized a $432.6 million goodwill impairment charge during the fourth quarter of 2008. The assumptions included in the impairment test require judgment; and changes to these inputs could materially impact the results of the calculation. Other than management’s internal projections of future earnings, the primary assumptions used in the impairment test were the weighted-average cost of capital, long-term growth rates and the control premium. The test is most sensitive to changes in the weighted-average cost of capital. Holding all other assumptions constant at the test date, a 100 basis point increase in the weighted-average cost of capital would reduce the enterprise value for the domestic and international reporting units by approximately 6%. A 6% decrease in the enterprise value of the domestic reporting unit as of the test date would result in an approximately $50 million increase in the impairment charge. A 6% decrease in the enterprise value of the international reporting unit as of the test date would not have caused the goodwill associated with the international reporting unit to be impaired.

Although our cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. In addition, as discussed above, the determination of fair value requires that we make certain judgments, estimates and assumptions. While we believe the fair values we have estimated are reasonable, actual performance in the short-term and long-term could be materially different from our forecasts, which could impact future estimates of fair value of our reporting units and may result in additional impairments of goodwill.

The market price of our Class A common stock has been subject to substantial volatility and has decreased significantly during the first quarter of 2009. We believe that the need for an interim impairment test may be triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. Consequently, we may need to perform an interim impairment test and may recognize an additional non-cash goodwill impairment charge during 2009. Our goodwill balance totaled $338.1 million as of January 4, 2009. Any additional required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

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

SFAS 123R also requires that we recognize compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior using a stratified model based on the employee’s position within

Blockbuster and the vesting period of the respective stock options or restricted shares. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Market Risk

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. At January 4, 2009 and January 6, 2008, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $481.0 million as of January 4, 2009, and the weighted-average interest rate for these borrowings was 6.0%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $4.9 million impact on our interest expense annually. In addition, a change in our gross leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan, Term B loan and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have increased by $34.1 million and $7.7 million, respectively, for 2008 if foreign exchange rates in 2008 were consistent with 2007.

Our operations outside the United States, mainly in Europe and Canada, constituted 32%, 35%, and 34% of our total revenues in fiscal years 2008, 2007, and 2006, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at January 4, 2009 and January 6, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 4, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 4, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the risk the Company may not successfully complete a refinancing of its credit facility scheduled to mature in August 2009 and obtain related amendments of financial covenants included therein, and/or the risk the Company may not have adequate liquidity to fund their operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP

Dallas, Texas

April 6, 2009

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Revenues:
Base rental revenues	$3,238.5	$3,426.2	$3,413.1
Previously rented product (“PRP”) revenues	627.3	656.3	616.0

Total rental revenues	3,865.8	4,082.5	4,029.1
Merchandise sales	1,389.4	1,400.1	1,431.9
Other revenues	32.7	59.8	61.2

	5,287.9	5,542.4	5,522.2

Cost of sales:
Cost of rental revenues	1,467.0	1,604.0	1,403.9
Cost of merchandise sold	1,098.4	1,073.8	1,075.8

	2,565.4	2,677.8	2,479.7

Gross profit	2,722.5	2,864.6	3,042.5

Operating expenses:
General and administrative	2,306.6	2,525.1	2,598.6
Advertising	122.0	194.0	154.3
Depreciation and intangible amortization	152.2	185.7	210.9
Impairment of goodwill and other long-lived assets	435.0	2.2	5.1
Gain on sale of Gamestation	—	(81.5)	—

	3,015.8	2,825.5	2,968.9

Operating income (loss)	(293.3)	39.1	73.6
Interest expense	(73.0)	(88.7)	(101.6)
Interest income	2.5	6.5	9.9
Other items, net	15.6	(1.5)	5.4

Income (loss) from continuing operations before income taxes	(348.2)	(44.6)	(12.7)
Benefit (provision) for income taxes	(25.6)	(29.6)	76.4

Income (loss) from continuing operations	(373.8)	(74.2)	63.7
Income (loss) from discontinued operations, net of tax	(0.3)	0.4	(13.2)

Net income (loss)	(374.1)	(73.8)	50.5
Preferred stock dividends	(11.3)	(11.3)	(11.3)

Net income (loss) applicable to common stockholders	$(385.4)	$(85.1)	$39.2

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(2.01)	$(0.45)	$0.28
Discontinued operations	—	—	(0.07)

Net income (loss)	$(2.01)	$(0.45)	$0.21

Weighted average shares outstanding:
Basic	191.8	190.3	187.1

Diluted	191.8	190.3	189.0

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	January 4, 2009	January 6, 2008
Assets
Current assets:
Cash and cash equivalents	$154.9	$184.6
Receivables, less allowances of $7.4 and $8.7 for fiscal 2008 and 2007, respectively	117.1	113.1
Merchandise inventories	432.8	343.9
Rental library, net	355.8	441.1
Deferred income taxes	13.4	15.9
Prepaid and other current assets	184.6	220.6

Total current assets	1,258.6	1,319.2
Property and equipment, net	406.0	463.0
Deferred income taxes	124.3	144.8
Intangibles, net	11.5	13.7
Goodwill	338.1	772.6
Other assets	16.0	20.3

	$2,154.5	$2,733.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$427.3	$472.8
Accrued expenses	493.8	618.4
Current portion of long-term debt	198.0	44.7
Current portion of capital lease obligations	8.5	10.1
Deferred income taxes	125.8	142.5

Total current liabilities	1,253.4	1,288.5

Long-term debt, less current portion	583.0	665.6
Capital lease obligations, less current portion	28.3	37.4
Other liabilities	75.5	86.4

	1,940.2	2,077.9

Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 per share: 100.0 shares authorized; 0.15 shares issued and outstanding for fiscal 2008 and 2007 with liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 120.7 and 121.2 shares issued and outstanding for fiscal 2008 and 2007, respectively	1.2	1.2
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for fiscal 2008 and 2007	0.7	0.7
Additional paid-in capital	5,378.4	5,375.2
Accumulated deficit	(5,228.7)	(4,854.6)
Accumulated other comprehensive loss	(87.3)	(16.8)

Total stockholders’ equity	214.3	655.7

	$2,154.5	$2,733.6

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (In millions)

	Fiscal Year Ended
	January 4, 2009		January 6, 2008		December 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Series A convertible preferred stock:
Balance, beginning of year	0.15	$150.0	0.15	$150.0	0.15	$150.0

Balance, end of year	0.15	$150.0	0.15	$150.0	0.15	$150.0

Class A common stock:
Balance, beginning of year	121.2	$1.2	117.3	$1.2	114.6	$1.1
Issuance of Class A common stock, exercise of stock options and vesting of restricted shares, net of cancellations	(0.5)	—	3.9	—	2.7	0.1

Balance, end of year	120.7	$1.2	121.2	$1.2	117.3	$1.2

Class B common stock:
Balance, beginning of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Balance, end of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Additional paid-in capital:
Balance, beginning of year		$5,375.2		$5,371.3		$5,360.9
Issuance of Class A common stock		0.7		0.7		0.3
Exercise/vesting and expense of share-based compensation, net of tax benefit		13.8		14.5		21.4
Cash dividends on preferred stock		(11.3)		(11.3)		(11.3)

Balance, end of year		$5,378.4		$5,375.2		$5,371.3

Accumulated other comprehensive loss:
Balance, beginning of year		$(16.8)		$(18.0)		$(42.7)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		(70.5)		1.2		24.7

Balance, end of year		$(87.3)		$(16.8)		$(18.0)

Accumulated deficit:
Balance, beginning of year		$(4,854.6)		$(4,781.9)		$(4,832.4)
FIN 48 adjustment (Note 7)		—		1.1		—
Net income (loss)		(374.1)		(73.8)		50.5

Balance, end of year		$(5,228.7)		$(4,854.6)		$(4,781.9)

Total stockholders’ equity		$214.3		$655.7		$723.3

Comprehensive income (loss):
Net income (loss)		$(374.1)		$(73.8)		$50.5
Other comprehensive income (loss):
Foreign currency translation, net of taxes		(70.5)		1.2		24.7

Total comprehensive income (loss)		$(444.6)		$(72.6)		$75.2

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(374.1)	$(73.8)	$50.5
Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Depreciation and intangible amortization	152.2	185.7	212.9
Impairment of goodwill and other long-lived assets	435.0	2.2	5.1
Rental library purchases	(610.5)	(709.3)	(656.4)
Rental library amortization	681.8	740.5	691.0
Non-cash share-based compensation expense	14.1	14.6	25.5
Gain on sale of Gamestation	—	(81.5)	—
Deferred income taxes, gain on sales of assets and other	5.9	(3.6)	(10.7)
Change in operating assets and liabilities:
Change in receivables	(10.2)	21.6	(7.0)
Change in merchandise inventories	(122.6)	(50.7)	(23.5)
Change in prepaid and other assets	23.5	3.2	0.1
Change in accounts payable	(29.4)	(32.6)	133.4
Change in accrued expenses and other liabilities	(114.7)	(72.5)	(91.5)

Net cash flow provided by (used for) operating activities	51.0	(56.2)	329.4

Cash flows from investing activities:
Capital expenditures	(118.1)	(74.4)	(78.5)
Cash used for acquisitions, net	(2.4)	(12.0)	(1.6)
Proceeds from sales of property and equipment	0.5	1.9	22.7
Proceeds from sales of store operations	4.6	21.0	12.4
Proceeds from sale of Gamestation	—	147.7	—
Proceeds from insurance recoveries	—	—	4.0
Acquisition of intangible assets	—	(7.4)	—
Other investing activities	(1.1)	(0.1)	—

Net cash flow provided by (used for) investing activities	(116.5)	76.7	(41.0)

Cash flows from financing activities:
Proceeds from credit agreements	235.0	115.0	—
Repayments on credit agreements	(164.3)	(329.1)	(155.5)
Cash dividends	(11.3)	(11.3)	(11.3)
Debt financing costs	—	(4.0)	—
Capital lease payments	(10.0)	(11.6)	(16.4)

Net cash flow provided by (used for) financing activities	49.4	(241.0)	(183.2)

Effect of exchange rate changes on cash	(13.6)	10.2	13.5

Net increase (decrease) in cash and cash equivalents	(29.7)	(210.3)	118.7
Cash and cash equivalents at beginning of year	184.6	394.9	276.2

Cash and cash equivalents at end of year	$154.9	$184.6	$394.9

Supplemental cash flow information:
Cash payments for interest	$71.2	$77.4	$99.5
Cash payments (refunds) for income taxes, net	$26.6	$29.9	$(2.2)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer movies and video games for in-store rental, sale and trade and sell other entertainment-related merchandise. We also operate an online service offering rental and sale of movies delivered by mail and digital delivery through blockbuster.com.

We operate our business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As discussed further in Note 6, our revolving credit facility and Term A loan are scheduled to expire on August 20, 2009. Given the impending expiration of both our revolving credit facility and Term A loan facility, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million amended credit facility and effectuate such amendments is subject to the satisfaction of certain conditions set forth in the amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended credit facility on or about May 11, 2009, there can be no assurance regarding these matters.

The risk that we may not successfully complete this refinancing and obtain the related amendment of certain financial covenants included therein, and/or the risk that we may not have adequate liquidity to fund our operations as a result of not meeting our projected financial results, even if the refinancing is completed within the time and upon the terms contemplated, raise substantial doubt about our ability to continue as a going concern.

If we close on our amended revolving credit and term loan facility, this amended facility and our other indebtedness will impact our business by, among other things:

•

requiring that a substantial portion of our cash flows from operations be used for debt service payments, thereby reducing the availability of cash flows to fund working capital requirements including inventory purchases, capital expenditures, acquisitions and other general corporate purposes;

•	making us vulnerable to deterioration in our results of operations and to general adverse economic, market or industry conditions which could impact our ability to make our debt payments;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in certain strategic initiatives, consequently placing us at a competitive disadvantage to our competitors; and

•	providing liquidity at or near minimum cash levels required to operate the business during certain periods of time during 2009.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

We believe that cash on hand, cash from operations and available borrowings under the amended credit facility (assuming that we close on such facility) will be sufficient to fund our anticipated cash requirements for working capital purposes and normal capital expenditures, and that we will remain in compliance with the financial covenants contained in our amended debt agreements, for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in the fourth quarter of 2008. Further deterioration would expose us to declining margins as a result of an imbalance between our inventory levels and customer demand. Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

Our independent registered public accounting firm has issued an opinion on our fiscal 2008 consolidated financial statements that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. As part of the amendment, and not subject to closing of the amended credit facility, our lenders have agreed to waive the requirement in our credit agreement that our fiscal 2008 audit opinion not include a going concern explanatory paragraph or like qualification or exception.

If we are unable to generate sufficient cash flow from operations to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements, which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance the debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected because substantially all of our assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code. In addition, as discussed above, our financing arrangements are relatively short-term in nature. As a result, we will face additional refinancing pressures over the next several years.

In order to reduce our exposure to these risks, we have also embarked on a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates us, among other things:

•	reducing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	managing our working capital through the optimization of inventory levels;

•	reducing advertising expenses;

•	continuing to renegotiate leases to generate significant reductions in future store occupancy costs;

•	reducing expenditures on consultants and professional service providers;

•	restructuring and reengineering our organization and processes to reduce our operating costs and increase efficiency;

•	working to further reduce our obligations in connection with the provision of letters of credit;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

•	exploring the availability of issuing additional equity securities; and

•	considering making future payments of preferred stock dividends in-kind as opposed to in cash.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and if successful, our cash management strategy may limit certain of our operational and strategic initiatives designed to grow our business over the long term.

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

Principles of Consolidation

We include our accounts and those of our wholly-owned subsidiaries in our consolidated financial statements. Investments in unconsolidated subsidiaries over which we have significant influence but do not have control are accounted for using the equity method. Investments over which we do not have significant influence are accounted for using the cost method. All significant intercompany transactions have been eliminated.

Fiscal Year

On October 12, 2006, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. The change in our fiscal year took effect on January 1, 2007 and, therefore, there was no transition period in connection with this change of fiscal year-end. Fiscal 2008 includes the 52 weeks ended January 4, 2009, while fiscal 2007 includes the 53 weeks ended January 6, 2008 and fiscal 2006 includes the calendar year ended on December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term (original maturity of three months or less) highly liquid investments. We utilize a cash management system under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to current liabilities on the Consolidated Balance Sheets. We transfer cash on an as-needed basis to fund clearing checks.

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. We include in the cost of our

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

merchandise inventory an allocation of costs incurred in our distribution center to prepare products for our stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken.

From time to time, we receive rebates and/or slotting fees related to certain products. Rebates primarily relate to volume rebates and are recognized as a reduction in the cost of the related inventory. Slotting fees represent payments from vendors for placement of product in preferred areas within stores for a contractual period of time and are recognized as a reduction to cost of goods sold as the products are sold. We also participate in a variety of cooperative advertising programs and other promotional programs with our vendors in which the vendors provide us with cash consideration in exchange for marketing and advertising of the vendor’s products. In accordance with Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are recorded as a reduction in the cost of the applicable vendor’s products and recognized in cost of sales when the related product is sold unless the allowances represent reimbursement of a specific incremental and identifiable cost incurred to promote the vendor’s product. If the allowance represents a reimbursement of cost, it is recorded as an offset to the associated expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction to the cost of the product.

Rental Library

Rental library product consists of movie and game product available for rental by customers and previously rented movies and games that are available for sale. We include in the cost of rental inventory an allocation of costs incurred in our distribution center to prepare products for our stores. Because of the relatively short useful lives of this product and because this product is available for sale to customers at any time, we view these assets to be current assets. We classify the purchases of rental library product as an operating cash outflow.

We amortize our rental library in a manner that most closely allows for the matching of product costs with the related revenues generated by the utilization of the rental library product. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by the rental library product. We utilize the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for our rental library product, we consider the sales prices and volume of our previously rented product and other used product. We also review the carrying value of our rental library to ensure that estimated future cash flows exceed the carrying value. We record adjustments to the estimated residual value of previously rented product primarily for estimated obsolete or excess product based upon changes in our original assumptions about future demand and market conditions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

We continually assess the reasonableness of the accounting estimates surrounding our rental library. The following table summarizes our estimated useful lives and residual values of our rental library:

	Estimated Useful Lives	Residual Values
Domestic
In-store new release movies	6 months	$4 - $5
In-store catalog movies	24 months	$4 - $5
Online new release movies	12 months	$0 - $5
Online catalog movies	24 months	$0
Games	12 months	$7

International*
In-store new release movies	6 months	$4 - $5
In-store catalog movies	12 months	$4 - $5
Games	12 months	$4 - $8

*	International residual values are calculated using foreign currency exchange rates in effect as of January 4, 2009.

The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with the studios over an agreed period of time. Additionally, certain titles have performance guarantees. Certain of the up-front costs are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. We revise these estimates on a monthly basis.

As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 10 years

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The balances of major classes of assets and accumulated depreciation are as follows:

	January 4, 2009	January 6, 2008
Land, building and building improvements	$184.4	$187.4
Leasehold improvements	1,052.1	1,138.5
Furniture and fixtures	491.5	492.5
Computer equipment	499.2	484.2
Equipment and other	354.7	388.4

Total	2,581.9	2,691.0
Accumulated depreciation	(2,175.9)	(2,228.0)

Property and equipment, net	$406.0	$463.0

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the estimated useful life of the assets are capitalized. Depreciation expense related to property and equipment was $150.0 million, $182.6 million and $211.2 million for fiscal 2008, 2007 and 2006, respectively, including depreciation on assets under capital leases discussed below.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. During 2008, we completed the sale of our operations in Chile coupled with a license agreement to Rentas e Inversiones ISSI S.A. for $10.7 million before selling expenses of $1.2 million and cash held in Chile stores of $4.4 million. As a result, we recorded a loss on sale of $0.7 million, which is included in “General and administrative” expenses in our Consolidated Statements of Operations. During 2007, the net proceeds from sales of assets and store operations were $170.6 million. This created total gains of $90.3 million, of which $81.5 million pertained to the sale of Gamestation, $6.7 million is reflected as a reduction of “General and administrative” expenses and $2.1 is reflected in “Income (loss) from discontinued operations, net of tax.” During 2006, we completed several asset sales, including land and buildings associated with company-owned properties and the corporate airplane. The net proceeds from these sales were $22.7 million. As a result, we recorded a gain on sale of $6.8 million, which is reflected as a reduction of “General and administrative” expenses in our Consolidated Statements of Operations for fiscal 2006. Retirements and disposals are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any remaining net book value reflected as increased depreciation expense.

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our website and processes supporting the business. In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized $18.6 million, $34.8 million and $36.7 million of expense related to the amortization of capitalized software costs in fiscal years 2008, 2007 and 2006, respectively. Capitalized software costs at January 4, 2009 and January 6, 2008 totaled $24.3 million and $29.2 million, net of accumulated amortization of $228.7 million and $211.0 million, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), we record obligations associated with retirements of tangible long-lived assets and the associated estimated retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

a systematic and rational method. SFAS 143 also requires the recognition of an estimated liability for the retirement costs. As a result, we recorded a discounted liability of $8.5 million and $7.0 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, included in other long-term liabilities as of January 4, 2009 and January 6, 2008, respectively. Capitalized retirement costs of $4.2 million and $3.2 million are included in leasehold improvements as part of property and equipment in our Consolidated Balance Sheets as of January 4, 2009 and January 6, 2008, respectively.

Leases

We account for leases in accordance with SFAS No. 13, Accounting for Leases, and other related guidance. New store leases within the United States, Canada and Mexico generally provide for an initial lease term of three to five years, with extended renewal options. The leases in our European markets generally have a term of twenty to thirty years, with extended renewal options. We recognize rent expense in the statement of operations for leases classified as operating leases on a straight-line basis over the lease term (as defined within the guidance), including amortization of any lease incentives received from the lessor. Additionally, for leases classified as capital leases, we record an asset and a related obligation on the balance sheet at the beginning of the lease term. The net book values of assets under capital leases are summarized below:

	January 4, 2009	January 6, 2008
Buildings	$167.7	$170.1
Computer equipment	2.8	2.8
Equipment and other	1.4	1.5

Total	171.9	174.4
Accumulated depreciation	(142.7)	(134.8)

Assets under capital leases, net	$29.2	$39.6

Depreciation expense related to capital leases was $9.0 million, $9.9 million and $13.3 million for fiscal 2008, 2007 and 2006, respectively.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book values of our reporting units, domestic and international, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, our estimated fair value is allocated to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets in a manner similar to a purchase price allocation. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

See Note 2 below for a discussion of impairment charges.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value. Impairment review of long-lived assets associated with our stores is performed on a market-by-market basis both domestically and internationally.

See Note 2 below for a discussion of impairment charges.

Reserve Estimates

We use estimates to record reserves for certain liabilities, including medical and workers’ compensation claims. We estimate the potential costs related to these liabilities that will be incurred and record that amount as a liability in our financial statements. These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.

Store Closures

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we establish reserves for store closures in the month that a store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. Expenses associated with the establishment of these reserves are reflected in “General and administrative” on our Consolidated Statements of Operations. The future lease obligation is inclusive of the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent or tenant allowances. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

As of January 4, 2009 and January 6, 2008, the remaining liability to be paid in the future related to store closure reserves was $6.9 million and $11.5 million, respectively. We made payments of $8.8 million in rent and lease termination costs during fiscal 2008. There have been no significant adjustments to previously accrued store closure costs during 2008. The following table presents operating expenses related to store closures during fiscal 2008 and 2007:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Closed store accruals and lease termination costs	$4.6	$9.1	$11.3
Accelerated depreciation	7.0	6.3	9.0

Total store closure expense	$11.6	$15.4	$20.3

Fair Value of Financial Instruments

At January 4, 2009, our carrying value of financial instruments approximated fair value except for our $481.0 million aggregate principal amount outstanding of our senior secured credit facilities (“Credit Facilities”) and our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The estimated fair values of our Credit Facilities and Senior Subordinated Notes at

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

January 4, 2009, based on recent trading activity and quoted market prices, respectively, were approximately $305.0 million and $152.4 million, respectively, compared with the carrying values of $481.0 million and $300 million, respectively. During fiscal 2008 and 2007, no financial instruments were held or issued for trading purposes.

Our receivables do not represent significant concentrations of credit risk at January 4, 2009 or January 6, 2008, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Foreign Currency Translation and Transactions

The financial statements of our foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in fiscal 2008, 2007 and 2006.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. We do not manage our foreign currency exchange rate risk through the use of any financial or derivative instruments, forward contracts or hedging activities.

During fiscal 2008, the U.S. dollar has been generally stronger throughout the year relative to the currencies of the foreign countries in which we operate. The overall strength of the U.S. dollar had a negative impact on our International segment’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars. In accordance with SFAS No. 52, Foreign Currency Translation, we have recorded a $15.5 million gain, a $1.5 million loss and a $4.4 million gain for foreign currency transactions in fiscal years 2008, 2007 and 2006, respectively, primarily related to intercompany loans denominated in foreign currencies. These amounts are included in “Other items, net” on our Consolidated Statements of Operations.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games, and restocking fees.

In order to provide customers with rental program options, our domestic stores offer the store-based BLOCKBUSTER In-Store Total Access and BLOCKBUSTER Game Pass rental programs. In addition, we launched an online subscription service in the United States and the United Kingdom in 2004. These rental programs allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass), for one price; and items can be returned at any time during the term of the pass. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental then continues for the same term and price as if rented under our standard rental terms and not under the pass. The rental is continued under such terms until the item is either returned or purchased under the terms of the standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, online subscribers receive free in-store rental coupons, which may be used toward movie or game rentals. These coupons are subject to the applicable in-store rental terms.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

We recognize rental revenues for the sale of BLOCKBUSTER In-Store Total Access, BLOCKBUSTER Game Pass and the online subscription service over the term of the related pass or service. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of product to and from online customers. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, rental revenues include the full online subscription fee billed to customers, and cost of rental revenues includes expenses incurred for the shipping and handling of product to and from online customers.

In 2005 we implemented the “no late fees” program, which means we stopped charging extended viewing fees on any movie or game rentals at substantially all of our company-operated BLOCKBUSTER stores in the United States and Canada. Under this program, rental transactions continue to have two-day or weekly rental periods, depending on the specific rental, with all transactions having a one-week goodwill period from the due date. If the product is not returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. If the product is subsequently returned within 30 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee.

Prior to the second quarter of 2007, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods in stores where the extended viewing fees have been eliminated was recognized after expiration of a 30-day return period. Beginning in the second quarter of 2007, we began recognizing revenues generated from these sales based upon historical customer return history in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Since the implementation of the “no late fees” program, we have accumulated sufficient historical data to make a reasonable estimate of sales that will ultimately be returned. As a result, $6.7 million of incremental rental revenues and $3.3 million of incremental cost of rental revenues were recognized in the second quarter of 2007.

Revenues generated from restocking fees are recognized upon return of the rental product within the 30-day return period. Revenues are reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

In locations that charge late fees, the customer is charged an extended viewing fee for each day the product is kept past the initial due date. When a customer keeps rental product beyond the initial rental period, the rental is generally successively continued at a daily rate, until the product is either returned or purchased under the terms of the membership agreement.

We are continuously evaluating new rental terms and pricing policies in various markets in order to give our customers more choice, more control and more value. During 2008, we launched a “choose your terms” program in select markets giving the customer more flexibility when choosing the length of their rental. This program offered customers the choice of a low daily rate or the option to keep the product for a longer term for a value price. Under these new rental terms, additional daily rates were charged if the customers chose to keep their rental past the original due date, until the rental was either returned or purchased under the terms of the agreement. We may make a variation of the “choose your terms” program available in additional markets in 2009. During 2008, we recorded $83.6 million related to both extended viewing fees and additional daily rates. For fiscal years 2007 and 2006, we recorded rental revenues related to extended viewing fees of $78.5 million and $76.1 million, respectively.

Merchandise sales include the sales of new movies and games and other general merchandise, including confections. In addition, we offer movie and game trading, pursuant to which we purchase used movies and game

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

software from our customers in exchange for merchandise credit, discounts on other products and, in some international stores, cash. The sales of traded product are also included in merchandise sales. Sales of merchandise are recognized at the time of sale and a provision for sales returns and allowances on merchandise sales is estimated and recorded based on historical trends. Due to the nature of the products we sell, sales returns and allowances are minimal.

We have agreements with certain companies that allow these companies to purchase free rental cards from us, which can then be awarded at their discretion. We defer revenue for the estimated number of free rental cards that will ultimately be redeemed and recognize the amounts deferred as revenue upon redemption. Revenue for estimated non-redemptions, net of the estimated escheat liability, is generally recognized when the cards are issued. We also sell gift cards, which are available in various denominations. After 24 months of inactivity, cards sold prior to November 2007 expire, while cards sold after this time do not expire. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as advertising expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards. Revenue for unredeemed gift cards is recognized when the liability has been extinguished, which is generally upon expiration of the gift card or when it can be determined the likelihood of redemption is remote.

Our premium membership program, BLOCKBUSTER Rewards, is designed to enhance customer loyalty by encouraging customers to rent movies only from us. For an annual fee, a customer can join the program and earn free movie or video game rentals. The fee, less direct costs, is recognized as revenue ratably over the membership period.

We record revenues net of applicable sales taxes collected from customers.

Franchise Fees

We execute franchise agreements covering retail locations, which provide the terms of the arrangement with the franchisee. The franchise agreements generally require an initial fee, an area development fee for each store opened and continuing fees based upon a percentage of sales, which are negotiated with each franchisee.

We recognize initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed. Area development fees are deferred when received and recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed. Continuing fees based upon a percentage of sales are recognized when earned. These amounts are included in “Other revenues” in our Consolidated Statements of Operations.

Sales of product to franchisees are recognized upon transfer of title to the franchisee and included in “Merchandise sales” in our Consolidated Statements of Operations. Direct costs of sales and servicing of franchise agreements are charged to the applicable expense category as incurred.

Share-Based Payments

Effective October 1, 2004, we adopted SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. We utilize the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). In accordance with FIN 28, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

vesting period of the option or award. SFAS 123R requires that we estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

See Note 3 below for further information on share-based compensation.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive income (loss).

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of January 4, 2009 and January 6, 2008, $2.9 million and $3.1 million of prepaid advertising was included in “Prepaid and other current assets” on our Consolidated Balance Sheets, respectively.

In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, we record certain consideration received from vendors in connection with cooperative advertising programs and other vendor marketing programs as a reduction to advertising costs when the allowance represents a reimbursement of a specific incremental and identifiable cost. See additional discussion in “Merchandise Inventories” above.

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

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

See Note 7 below for further information on our income taxes.

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

Severance Charges

We have incurred severance costs as a result of involuntary employee terminations initiated as part of our focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in our Consolidated Statements of Operations. As of January 4, 2009, we had an ending severance accrual of $4.7 million, which we expect to pay out within the next six months. The following table presents the activity in severance liability for fiscal 2008, 2007 and 2006:

	Fiscal Year
	2008	2007	2006
Beginning balance	$15.5	$6.2	$3.7
Expense incurred and accrued	6.4	30.8	18.2
Adjustments to accruals	(3.1)	—	—
Amount paid during year	(14.1)	(21.5)	(15.7)

Ending balance	$4.7	$15.5	$6.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 18.1 million, 18.2 million and 6.7 million shares of Class A common stock were outstanding as of January 4, 2009, January 6, 2008 and December 31, 2006, respectively. Additionally, 1.8 million, 2.8 million and 3.5 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of January 4, 2009, January 6, 2008 and December 31, 2006, respectively. Because their inclusion would be anti-dilutive, all stock options for fiscal years 2008, 2007 and 2006, all restricted shares and restricted share units for fiscal years 2008 and 2007, and all shares of Series A convertible preferred stock for fiscal years 2008, 2007 and 2006 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Weighted-average shares for basic EPS	191.8	190.3	187.1
Incremental shares for restricted shares and restricted share units	—	—	1.9

Weighted-average shares for diluted EPS	191.8	190.3	189.0

Hurricane Katrina

In August 2005, Hurricane Katrina had a major impact on certain portions of the United States Gulf Coast region and resulted in the temporary closure of 128 Blockbuster stores. Due to the extent of the damage caused by Hurricane Katrina, we permanently closed 12 of these stores. We maintain insurance coverage for this type of loss, which provides for reimbursement from losses resulting from property damage, loss of product, as well as business interruption coverage. During 2005, we recognized expense for our insurance deductible of $1.0 million and wrote off the net book value of damaged inventory, property and equipment and store supplies and recorded an insurance receivable for those assets as well as for repair and maintenance expenses incurred in the stores impacted by Hurricane Katrina. During fiscal 2006, we finalized a partial claim totaling $8.0 million with the insurance company and recorded a gain of $4.5 million, net of the insurance deductible and receivable balance, resulting from insurance recoveries. This gain is reflected as a reduction of $3.2 million in “General and administrative” expenses, $1.0 million in “Cost of rental revenues” and $0.3 million in “Cost of merchandise sold” in our Consolidated Statements of Operations for fiscal year 2006. During fiscal 2007, we finalized the remaining portion of the insurance claim and recognized a gain of $1.9 million, which is reflected as a $1.6 million reduction of “Cost of rental revenues” and a $0.3 million reduction of “Cost of merchandise sold” our Consolidated Statements of Operations for fiscal year 2007. No further claims relating to Hurricane Katrina are outstanding as of January 4, 2009.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Transactions with Franchisees

During 1999, we sold 42 stores to a Blockbuster franchisee and financed a note with the franchisee of $18.8 million. During the fourth quarter of 2005, the franchisee ceased making payments on the note and, as a result, we placed the note in default and began negotiations to resolve this matter. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we determined that this loan was impaired during the fourth quarter of 2005 and recorded bad debt expense of $4.5 million based upon the estimated fair value of our collateral. Upon impairment of the loan in the fourth quarter of 2005, we ceased recognizing interest income on the note. During the second quarter of 2006, we acquired 40 of these franchisee stores and recorded a loss of $2.3 million based on the difference between the outstanding note balance at that time and the fair value of net assets acquired. This amount has been included in “General and administrative” expenses in our Consolidated Statements of Operations for the year ended December 31, 2006.

During 2001, one of our franchisees paid off a note to us related to their purchase of stores from us. At the same time, that franchisee financed a note for $7.7 million with a third party, which we guaranteed. During the third quarter of 2006, the franchisee defaulted on the note, which had an outstanding balance of $5.4 million and, during the fourth quarter of 2006, we were required to perform under our guarantee. Our guarantee was collateralized by selected store assets and a personal guarantee of the franchisee. We filed a lawsuit against the franchisee to recover payment or assets to satisfy this liability. As a result, we recorded a $4.0 million charge to record this liability during the third quarter of 2006, net of the estimated fair value of the collateralized assets, which is included in “General and administrative” expenses in our Consolidated Statements of Operations. On July 12, 2007, we settled the case with the franchisee. The settlement of the case did not have a material impact on our financial statements. On August 22, 2007, the case was dismissed with prejudice.

As of January 4, 2009, there are no other material outstanding obligations that we have guaranteed for our franchisees.

During the first quarter of 2007, our franchisee in Brazil sold its store base to Lojas Americanas. As part of this transaction, we entered into a termination agreement with the existing franchisee and subsequently entered into a license agreement with Lojas Americanas. As a result of the termination agreement, we received a termination fee of approximately $20 million, which has been included in “Other revenues” in our Consolidated Statements of Operations. During the second quarter of 2007, we received $5 million related to the license agreement with Lojas Americanas, which is included in “Other revenues” in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in various accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not believe the adoption of SFAS 157 as it relates to nonfinancial assets and liabilities will have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of this statement will have a material effect on our consolidated financial statements.

Note 2—Goodwill and Other Long-Lived Assets

Impairment of Goodwill and Other Long-Lived Assets

In accordance with SFAS 142, we test goodwill and other intangible assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

During the fourth quarters of fiscal 2007 and 2006, we performed our annual impairment test, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

We performed our annual impairment test as of October 31, 2008. The estimated fair value of each of our domestic and international reporting units included a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization. As a result of these factors and the related risks associated with our business, the fair values of our reporting units were negatively impacted. The estimated fair value of our international reporting unit was more than its related book value, therefore we determined it was not necessary to perform step two of the goodwill impairment test for the international reporting unit. The estimated fair value of our domestic reporting unit was less than its related book value and we determined that its goodwill balance was impaired. Accordingly, step two of the goodwill impairment test was completed for the domestic reporting unit which resulted in an impairment charge totaling $432.6 million in the fourth quarter of 2008.

Additionally, in accordance with SFAS 144, we evaluate our other long-lived assets for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test. During the fourth quarters of quarters of 2008, 2007 and 2006, respectively, we determined that the carrying value of certain fixed assets and reacquired franchise rights in domestic and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

international markets exceeded the undiscounted future cash flows to be generated by those assets. Therefore, we recorded impairment charges. The following table summarizes the impairment charges recorded:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Domestic
Goodwill	$432.6	$—	$—
Property and equipment	1.4	2.2	—
Reacquired franchise rights	1.0	—	—
International
Property and equipment	—	—	5.1

Total	$435.0	$2.2	$5.1

Our impairment charges related to goodwill and long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in our Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

The following table summarizes changes in our goodwill during fiscal 2008 and 2007:

	Fiscal Year 2008			Fiscal Year 2007
	Domestic	International	Total	Domestic	International	Total
Beginning balance	$664.5	$108.1	$772.6	$665.7	$140.3	$806.0
Impairment	(432.6)	—	(432.6)	—	—	—
Divestiture allocations	—	(1.8)	(1.8)	(4.3)	(32.2)	(36.5)
Acquisitions and other adjustments	—	(0.1)	(0.1)	3.1	—	3.1

Ending balance	$231.9	$106.2	$338.1	$664.5	$108.1	$772.6

All of our intangible assets other than goodwill are subject to amortization and consist of the following:

	January 4, 2009			January 6, 2008
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Reacquired franchise rights	$10.0	$(5.4)	$4.6	$10.0	$(3.8)	$6.2
Patents	7.3	(2.0)	5.3	7.3	(1.6)	5.7
Other	3.6	(2.0)	1.6	2.4	(0.6)	1.8

	$20.9	$(9.4)	$11.5	$19.7	$(6.0)	$13.7

Reacquired franchise rights are amortized on a straight-line basis over twenty years. Patents are amortized on a straight-line basis over the life of the patent.

Amortization expense for fiscal 2008, 2007, and 2006 was $2.2 million, $3.1 million and $1.7 million, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $1.8 million in 2009, $1.0 million in 2010, and $0.9 million per year in 2011 through 2013. As acquisitions and dispositions may occur in the future, these amounts may vary.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 3—Stock and Share-Based Payments

Capital Stock

We have one class of preferred stock and two classes of common stock. Our Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. Our Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On November 15, 2005, we completed a private placement of 150,000 shares of 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for an aggregate offering price of $150.0 million. The Series A convertible preferred stock is convertible into shares of our Class A common stock at the holder’s option at any time at a conversion price of $5.15, subject to adjustment. On or after November 20, 2010, we have the option to cause the conversion rights to expire, but only if certain conditions are met. We may pay dividends on the Series A convertible preferred stock in cash, or if certain conditions are met, shares of our Class A common stock or a combination of both. Dividends will be payable to the extent the payment of dividends is not prohibited by our credit agreement, assets are legally available to pay dividends and the Board of Directors or an authorized committee of the Board of Directors declares a dividend payable. Dividends will accumulate and be cumulative from the date of issuance, but will not bear any interest. The first dividend totaling $2.8 million was declared and paid during the first quarter of 2006. All quarterly dividends during fiscal 2008, 2007 and 2006 were paid in cash.

If we fail to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), then holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by the our Board of Directors, out of funds legally available therefore, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until we have paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until we have again paid all accumulated and unpaid dividends in full. In addition, if we fail to pay dividends for six quarterly dividend periods (whether or not consecutive), holders of the Series A convertible preferred stock who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to our Board of Directors, such additional directors to serve until we have paid all accumulated and unpaid dividends in full.

In the event of any liquidation, winding up or dissolution of Blockbuster, each holder of the Series A convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus accumulated and unpaid dividends (whether or not declared) to the date of liquidation, winding up or dissolution out of the assets available for distribution to Blockbuster stockholders before any payment or distribution of assets is made to holders of the Class A or Class B common stock but after any payment or distribution in respect of obligations under our debt obligations.

Our policy is to issue new shares of common stock upon conversion of shares of Series A convertible preferred stock.

Blockbuster Long-Term Incentive Plans

During 1999, our sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of our employees, directors and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

advisors. An aggregate of 40.3 million shares of Class A common stock are reserved for issuance under the Plan, as adjusted for historical dividends, distributions or other specified transactions and less any shares previously issued or subject to outstanding awards. As of January 4, 2009 11.9 million shares remain outstanding for future grant under the 1999 Plan. The Plan provides for the grant of share-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights that may be settled in cash and/or shares of Class A common stock or other securities of Blockbuster, restricted shares of Class A common stock, unrestricted shares of Class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of Class A common stock or of a share of Class B common stock or a weighted value average of the fair market value of a share of Class A common stock or Class B common stock) and/or Class A common stock and phantom shares. The purpose of the 1999 Plan is to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future.

On July 20, 2004, our stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date the “2004 Plan”) and approved and adopted an amended and restated 1999 Plan. An aggregate of 20.0 million shares of Class A common stock have been reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. As of January 4, 2009, 2.3 million shares remain outstanding for future grant under the 2004 Plan. Our policy is to issue new shares of common stock upon exercise of employee stock options and for grants of restricted shares.

We have made various grants of restricted shares, restricted share units and stock options to certain employees. Outstanding stock options granted prior to July 1, 2007 generally vest over a three-year to five-year period from the date of grant and generally expire ten years after the date of grant. Generally, outstanding stock options granted subsequent to July 1, 2007 vest over a one-year to three-year period from the date of grant and expire five years after the date of grant. Restricted shares and restricted share units, excluding restricted share units granted to Mr. Antioco as discussed below, generally vest over a one-year to three-year period from the date of grant and are payable in shares of Class A common stock. Certain awards of restricted shares and restricted share units are performance-based awards. We recognize compensation expense relating to performance-based awards if it is probable that the performance conditions will be achieved. However, performance-based awards are not issued until the performance goals are actually met. Stock-settled stock appreciation rights (“SSARs”) were awarded during 2008 to various employees. These SSARs were subject to performance criteria which were not met, and as a result, no SSARs are considered outstanding as of January 4, 2009.

During the first quarter of 2007, we entered into an amended and restated employment agreement with our former Chief Executive Officer, John F. Antioco, as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. We paid approximately $7.5 million to settle this award. As of January 6, 2008, no liability remained related to Mr. Antioco’s restricted share units. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment was accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following December 31, 2007. As a result, we recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional 12 months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under SFAS 123R and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

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

For the fiscal years ended January 4, 2009, January 6, 2008 and December 31, 2006, we recognized share-based compensation expense related to stock options and restricted shares and restricted share units of $14.1 million, $14.6 million and $25.5 million, respectively. The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of January 4, 2009 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Fiscal year 2009	$1.9	$4.4	$6.3
Fiscal year 2010	0.5	1.4	1.9

Total	$2.4	$5.8	$8.2

Weighted-average vesting period	1.3 years	1.2 years

The following table summarizes stock option activity pursuant to our stock option plans:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2005	7,305,617	$8.76
Granted	—	—
Exercised	—	—
Cancelled	(575,684)	10.31

Balance at December 31, 2006	6,729,933	$8.63
Granted	12,723,259	5.47
Exercised	—	—
Cancelled	(1,247,178)	6.26

Balance at January 6, 2008	18,206,014	$6.58
Granted	620,000	3.45
Exercised	—	—
Cancelled	(758,175)	6.05

Balance at January 4, 2009	18,067,839	$6.50

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes information concerning stock options issued to Blockbuster employees that are vested or are expected to vest and stock options exercisable as of January 4, 2009:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	17,675,518	4.2	$6.55	$—
Exercisable	10,040,183	4.6	$7.39	$—

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected dividend yield(1)	0.0%
Expected stock price volatility(2)	50.0%
Risk-free interest rate(3)	2.2%
Expected life of options (years)(4)	3.4

(1)	We do not currently pay and have no intention to pay cash dividends on Blockbuster’s common stock.
(2)	Expected volatility is based on the weekly historical volatility of our stock price, over the expected life of the option.
(3)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(4)	The expected term of the option is based on the vesting terms and the contractual life of the respective option.

The weighted-average fair value of each option granted, as of the grant date, was $1.18 in fiscal 2008. There were no options exercised during fiscal 2008, fiscal 2007 or fiscal 2006.

As of January 4, 2009, January 6, 2008 and December 31, 2006, there were approximately 8.0 million, 11.7 million and 1.7 million unvested options outstanding, respectively.

A summary of the status of our restricted shares and restricted share units is presented below:

	Shares and Units Outstanding	Weighted- Average Fair Value at Date of Grant
Restricted shares and units at December 31, 2005	7,633,326	$7.01
Granted	1,798,535	3.98
Vested(1)	(3,508,926)	6.81
Cancelled	(1,596,344)	6.79

Restricted shares and units at December 31, 2006	4,326,591	$5.99
Granted	3,149,040	6.03
Vested(1)	(2,820,974)	6.51
Cancelled	(1,840,092)	6.33

Restricted shares and units at January 6, 2008	2,814,565	$5.29
Granted	464,600	1.95
Vested(1)	(763,118)	5.35
Cancelled	(695,631)	5.67

Restricted shares and units at January 4, 2009	1,820,416	$4.19

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

(1)	The total fair value of restricted shares and restricted share units vested during fiscal 2008, 2007 or 2006 was $2.1 million, $13.3 million and $16.6 million, respectively.

Viacom’s Long-Term Incentive Plan

During 2003, certain of our employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vested over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during fiscal 2008, 2007 or 2006.

On May 17, 2004, the Viacom Compensation Committee agreed, subject to completion of the Viacom Exchange Offer, to extend the life of selected stock options to purchase Viacom stock granted to Blockbuster executives. Such options were extended to the fourth anniversary of the date of the Committee’s action, provided that (i) the applicable executives remain actively employed by Blockbuster and (ii) the applicable executives are subject to employment agreements that contain non-competition provisions in favor of Blockbuster. In addition, all unvested options for Viacom common stock automatically vested upon our divestiture from Viacom, which occurred on October 17, 2004.

As of January 4, 2009, no options were outstanding under the Viacom Plans. The following table summarizes stock option activity under Viacom’s various plans as it relates to our employees:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2005	1,072,720	$39.88
Conversion to CBS Corporation Class B common stock(1)	293,312	—

Adjusted balance at December 31, 2005	1,366,032	$31.32
Granted	—	—
Exercised	(18,464)	24.00
Cancelled	(95,505)	35.08

Balance at December 31, 2006	1,252,063	$31.14
Granted	—	—
Exercised	(1,208,767)	30.88
Cancelled	(31,835)	43.35

Balance at January 6, 2008	11,461	$24.00
Granted	—	—
Exercised	—	—
Cancelled	(11,461)	24.00

Balance at January 4, 2009	—	$—

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

Note 4—Accrued Expenses

Our accrued expenses consist of the following:

	January 4, 2009	January 6, 2008
Accrued compensation	$66.1	$96.5
Accrued revenue-sharing	115.8	126.3
Accrued gift card liability	88.1	112.6
Accrued taxes	65.2	91.7
Deferred revenue	74.3	88.7
Accrued insurance	30.5	33.6
Accrued interest	11.9	13.7
Other	41.9	55.3

	$493.8	$618.4

Note 5—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $47.6 million and $23.1 million for the years ended January 4, 2009 and January 6, 2008, respectively, pursuant to our commercial arrangements with Take-Two. During 2008, payments to Take-Two substantially increased due to increased purchases of games software. At January 4, 2009, our Consolidated Balance Sheets included $1.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $2.6 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.” At January 6, 2008, our payables to Take-Two included $0.9 million of accrued revenue-sharing recorded in “Accrued expenses” and $0.1 million recorded in “Accounts payable” in the Consolidated Balance Sheets.

Note 6—Credit Agreement and Other Debt

On August 20, 2004, we entered into $1,150.0 million in senior secured credit facilities with a syndicate of lenders (the “Credit Facilities”). The Credit Facilities provided for three facilities: (i) a five-year $500.0 million revolving credit facility (“revolver”), of which $150.0 million was reserved for the issuance, at Viacom’s

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

expense, of the Viacom Letters of Credit, although such reserve amount may be decreased from time to time by the joint instructions of Viacom and Blockbuster; (ii) a five-year $100.0 million term loan A facility (the “Term A Loan Facility”); and (iii) a seven-year $550.0 million term loan B facility (the “Term B Loan Facility”). The Credit Facilities are secured by pledges of the stock of all of our domestic subsidiaries and 65% of the stock of certain of our international subsidiaries and are guaranteed by our domestic subsidiaries. In connection with the amendment entered into on August 8, 2005, the Credit Facilities were further secured by substantially all of our domestic assets.

As of January 4, 2009, $120.0 million was outstanding under our revolver and $361.0 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolver, excluding the $75.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), and $44.6 million reserved to support other letters of credit, totaled $110.4 million at January 4, 2009. Borrowings under the credit facilities accrue interest at a rate equal to either the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at January 4, 2009 for borrowings under the credit facilities was 6.0%. As of January 4, 2009, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolver, and participation and fronting fees are also incurred on letters of credit.

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

The borrowing availability under the revolver is being automatically reduced by quarterly installments of 5% of the original borrowing availability beginning October 2007 through July 2009 and will terminate in full in August 2009. The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% of the original principal balance beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% of the original principal balance beginning October 2008 through July 2010 and 19.25% of the original principal balance beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow. The scheduled principal payments for the Term A and B Loan Facility has been and will continue to be adjusted to reflect any prepayments resulting from excess cash flow we generated as discussed below.

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of January 4, 2009, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

Under a registration rights agreement as part of the offering of the Senior Subordinated Notes, we were obligated to use our reasonable best efforts to file with the SEC a registration statement with respect to an offer to exchange the Senior Subordinated Notes for substantially similar notes that are registered under the Securities

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Act of 1933 (the “Securities Act”). Because an exchange offer for the Senior Subordinated Notes was not completed before May 18, 2005, we were required to pay additional interest on the Senior Subordinated Notes until May 30, 2006 when the exchange offer was completed. At that time, the interest rate on the Senior Subordinated Notes reverted back to 9.0% per annum.

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

•

provided for a one-time fee payable by us to the administrative agent, for the accounts of the lenders, in an amount equal to (a) 0.25% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.00 to 1.00 but does not exceed 3.50 to 1.00 or (b) 0.50% of the aggregate amount of revolving commitments and outstanding term loans on April 6, 2008, if the Leverage Ratio on such date exceeds 3.50 to 1.00 (we did not meet either criterion, therefore no payment was required);

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

We continue to be in compliance with the required minimum EBITDA covenant, the maximum capital expenditure covenant and all other applicable covenants, after giving effect to the amendment described below, as of January 4, 2009. However, if amounts outstanding under the credit facilities were called by the lenders due to a covenant violation, amounts under other agreements, such as the indenture governing our Senior Subordinated Notes and certain leases, could also become due and payable immediately.

Beginning with fiscal 2005, we have been required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009, which was classified as “Current portion of long-term debt” on our Consolidated Balance Sheets as of January 4, 2009. We did not generate excess cash flow in fiscal 2007. In fiscal 2006, we generated excess cash flow, as defined, and made a prepayment of $45.6 in the first quarter of 2007. During 2007, primarily as a result of our excess cash flows from fiscal 2006 and the completed divestiture of Gamestation in fiscal 2007, we paid down $214.1 million in debt. Additionally, we are required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. The following table summarizes payment activity regarding the Term A and B Loan Facilities during fiscal 2008 and 2007:

	Fiscal 2008	Fiscal 2007
Scheduled payments	$44.3	$20.4
Sale of store operations and property and equipment	5.1	148.1
Excess cash flow (based on prior year cash flow)	—	45.6

	$49.4	$214.1

The following table sets forth our current portion of long-term debt and capital lease obligations:

	January 4, 2009	January 6, 2008
Credit Facilities:
Revolving credit facility, interest rate ranging from 5.8% to 6.7% at January 4, 2009	$120.0	$—
Term A Loan Facility, interest rate of 5.8% at January 4, 2009	18.6	24.0
Term B Loan Facility, interest rate ranging from 5.4% to 6.6% at January 4, 2009	59.4	20.7

Total current portion of long-term debt	198.0	44.7
Current portion of capital lease obligations	8.5	10.1

	$206.5	$54.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	January 4, 2009	January 6, 2008
Credit Facilities:
Term A Loan Facility	$—	$18.8
Term B Loan Facility, interest rate ranging from 5.4% to 6.6% at January 4, 2009	283.0	346.8
Senior Subordinated Notes, interest rate of 9.0% at January 4, 2009	300.0	300.0

Total long-term debt, less current portion	583.0	665.6
Capital lease obligations, less current portion	28.3	37.4

	$611.3	$703.0

The scheduled maturities on our debt excluding capital lease obligations are as follows:

2009	$198.0
2010	150.1
2011	132.9
2012	300.0
2013 and thereafter	—

Total	$781.0

Interest expense related to capital leases was $3.5 million, $4.8 million and $6.4 million during fiscal 2008, 2007 and 2006, respectively. See Note 8 for further information regarding capital lease obligations.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ending April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On March 4, 2009, Standard & Poor’s Ratings Service placed our credit ratings on credit watch in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. Any downgrade in our credit ratings could adversely affect our ability to access capital upon acceptable terms and conditions.

Amended Credit Facility

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. The obligation of the lenders to fund the $250 million revolving credit facility and effectuate such amendments is subject to the satisfaction of certain conditions set forth in the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

amendment. While we believe that all such conditions will be met and that we will be in a position to close on the amended revolving credit and term loan facility on or about May 11, 2009, there can be no assurance regarding these matters. The $250 million amended revolving credit facility (the “amended revolver”) will mature on September 30, 2010, and will require that we make the following amortization payments prior to and on such date:

•	$25 million will be due and payable on December 15, 2009;

•	$20 million will be due and payable on January 31, 2010;

•	$20 million will be due and payable on February 28, 2010;

•	$20 million will be due and payable on March 31, 2010;

•	$10 million will be due and payable on April 30, 2010;

•	$15 million will be due and payable on May 31, 2010;

•	$50 million will be due and payable on June 30, 2010;

•	$10 million will be due and payable on July 31, 2010;

•	$10 million will be due and payable on August 31, 2010; and

•	any remaining outstanding amounts will be due and payable on September 30, 2010.

Up to $12.5 million in voluntary prepayments made prior to December 15, 2009 may be applied to the foregoing scheduled amortization payments in their direct order of maturity, and any remainder would be applied to the amounts due in the reverse order of maturity. These payments will require a substantial portion of our cash flows from operations, thereby reducing the availability of cash flows to fund working capital requirements, including inventory purchases, capital expenditures, acquisitions and other general corporate purposes.

We will borrow the full availability under the amended revolver through the term thereof. Borrowings under the amended revolver will bear interest at a base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments will be due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the amended revolver, Term A loans and Term B loans would also be payable.

In connection with the amended revolver, certain other provisions of our credit agreement will be amended as follows:

•	we will no longer be required to make prepayments on our term loan facilities upon sales, transfers or other dispositions of assets;

•	we will no longer be subject to a mandatory available cash sweep;

•	we will be required to make certain prepayments on our revolving loans based on excess cash flow;

•

the letters of credit issued under our existing revolving credit facility will be continued and renewed when applicable and will be cash- collateralized, and we will be restricted with respect to the issuance of any new letters of credit;

•

to the extent cash collateral is released with respect to the letters of credit in an amount in excess of $52.5 million, we will be required to repay the revolving loans with such amounts, allocated to the amortization schedule in reverse order of maturity;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

•	80% of the net proceeds of any foreign indebtedness incurred will be required to be used to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain extraordinary receipts received (which do not include disposition proceeds or insurance or condemnation proceeds), we will be required to apply the net proceeds to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain other indebtedness and equity offerings, we will be required to repay the revolving loans (x) with 75% of any net proceeds greater than $25 million and less than $50 million and (y) with 50% of any net proceeds greater than $50 million;

•

to the extent that the outstanding principal balance of the revolving loans on April 30, 2010 is in excess of $75 million, we will be required to pay a fee to the revolving lenders equal to the lesser of $5 million and 10% of such excess;

•

we will be permitted to enter into the sale and leaseback of our domestic store locations, provided that the fair market value of all property sold does not exceed $28 million, and after giving effect to such sale the Leverage Ratio does not exceed 2.50 to 1.00;

•	we will be restricted against paying dividends on our common stock until the revolving loans are paid in full;

•	we will be restricted from making additional investments in Foreign Subsidiaries in excess of $20 million;

•	we will be permitted to enter into certain intercompany affiliate transactions with non-loan parties on an arms’ length basis;

•

our Fixed Charge Coverage Ratio will be amended such that we will be required to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 for periods ending March 31, 2009 through January 3, 2010, and of not less than 1.30 to 1.00 for periods ending March 31, 2010 and thereafter;

•	our Leverage Ratio will be amended such that we will be required to maintain a maximum Leverage Ratio of 2.75 to 1.00, tested on a quarterly basis; and

•

we will be restricted from making capital expenditures (a) in excess of $30 million in the 2009 fiscal year, (b) in excess of $40 million in the 2010 fiscal year, plus up to $10 million of amounts unused in the 2009 fiscal year, and (c) in excess of $80 million in the 2011 fiscal year.

We will pay the following fees in connection with the amendment to our credit agreement and amended revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the amended revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the amended revolver, and a funding fee of 11.25% to the other lenders funding the amended revolver, which is payable at closing;

•	an exit fee of 3% on all repayments of the amended revolver; and

•	a work fee of $250,000, which will be credited toward deposit and other expenses.

In addition, as part of the amendment, and not subject to closing of the amended credit facility, our lenders have agreed to waive the requirement in our credit agreement that our fiscal 2008 audit opinion not include a going concern explanatory paragraph or like qualification or exception.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 7—Income Taxes

Prior to September 30, 2004, we were included in consolidated federal, state and local income tax returns filed by Viacom. On September 30, 2004, we ceased to be a member of the Viacom consolidated tax group due to Viacom’s ownership of Blockbuster decreasing below 80% of the total value of our stock. The tax benefit (provision) reflected in our Consolidated Statements of Operations and deferred tax assets and liabilities reflected in our Consolidated Balance Sheets have been prepared as if such benefit (provision) were computed on a separate return basis.

We entered into a tax matters agreement with Viacom which provides that subsequent to the closing of our initial public offering on August 16, 1999 and prior to September 30, 2004, we would be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires us to make payments to Viacom equal to the amount of income taxes which we would pay, subject to certain adjustments, if we had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses we generated have been utilized by Viacom to reduce our consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity on our Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify us against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, we are solely responsible for all tax adjustments to our federal and state returns. The period ended September 30, 2004 and all periods subsequent to December 31, 2004 are open for audit. We and certain of our subsidiaries are also under examination by other relevant taxing authorities for various tax years.

With respect to tax attributes such as net operating losses, tax credits and capital losses that occurred prior to September 30, 2004, we have the right of reimbursement or offset, which was determined based on the extent we could utilize such tax attributes if we had not been included in the Viacom group. The right to reimbursement or offset will arise regardless of whether we are a member of the Viacom group at the time we could have used the attributes.

As of January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Other liabilities” in our Consolidated Balance Sheets. Upon adoption of FIN 48 on January 1, 2007, we reduced the total liability relating to our uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit.

During the first and second quarters of 2006, we recognized a tax benefit of $111.9 million resulting from the resolution of multi-year income tax audits. The $111.9 million benefit is reflected as a $97.9 million tax benefit in “Benefit for income taxes” and a $14.0 million tax benefit within “Income (loss) from discontinued operations” for the year ended December 31, 2006. Additionally, we recognized $2.7 million of “Interest

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

income” in our Consolidated Statements of Operations for the year ended December 31, 2006 associated with this benefit. The total benefit for the year ended December 31, 2006 consisted of a cash refund of $21 million and a reduction of accrued liabilities of $94 million.

We are required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends and our outlook for future years. In the third quarter of 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to the negative industry trends, which caused our actual and anticipated financial performance to be significantly worse than we originally projected. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions. Management continues to believe a valuation allowance is appropriate in these jurisdictions as of January 4, 2009. The 2008 provision for income taxes includes $18.9 million primarily related to tax expense in jurisdictions where we expect to be a taxpayer. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

In accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas (as amended), deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries of $84.7 million that arose in years ended on or before January 4, 2009 since such earnings have been permanently reinvested. Deferred taxes on such earnings are not considered material.

Income (loss) before income taxes (for continuing and discontinued operations) is attributable to the following jurisdictions:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
United States	$(402.2)	$(149.6)	$(70.1)
Foreign	53.7	105.4	30.2

Total	$(348.5)	$(44.2)	$(39.9)

Components of the income tax benefit (provision) for continuing and discontinued operations are as follows:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Current:
Federal	$(1.6)	$(2.8)	$105.8
State and local	(4.8)	(0.9)	1.7
Foreign	(17.7)	(22.7)	(11.4)

	(24.1)	(26.4)	96.1
Deferred:	(1.5)	(3.2)	(5.7)

Total	$(25.6)	$(29.6)	$90.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate on loss before income taxes are as follows:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Statutory U.S. tax benefit (provision)	35.0%	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	(44.2)	—	—
State and local taxes, net of federal tax benefit	2.5	(2.9)	3.9
Effect of foreign operations	0.4	(14.8)	(6.7)
Audit resolution	(0.1)	4.1	278.7
Valuation allowance (increase) decrease	10.6	(77.7)	(120.0)
Dual consolidated loss recapture	—	(5.9)	—
Extraterritorial Income Exclusion	—	—	40.1
Subpart F Income	(7.0)	—	—
Other, net	(4.6)	(5.0)	(4.3)

Tax benefit (provision)	(7.4)%	(67.2)%	226.7%

The following is a summary of the deferred tax accounts in accordance with SFAS 109:

	January 4, 2009	January 6, 2008
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$5.3	$9.8
Book-tax basis differences in long-lived assets	117.5	107.3
Net operating loss carryforwards	143.3	232.0

Total deferred tax assets	266.1	349.1
Valuation allowance	(144.4)	(204.9)

Net deferred tax assets	121.7	144.2

Deferred tax liabilities:
Deferred expenses	(24.2)	(21.5)
Book-tax basis differences in rental library	(85.6)	(104.5)

Total deferred tax liabilities	(109.8)	(126.0)

Total net deferred tax asset	$11.9	$18.2

Our tax effected net operating loss carryforwards of $143.3 million at January 4, 2009 consist of $122.2 million of domestic net operating loss carryforwards and $21.1 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $139.9 million will expire between 2009 and 2028, and $3.4 million has no expiration.

Under special tax rules (Internal Revenue Code Section 382), cumulative stock ownership changes among material shareholders exceeding 50 percent during a 3-year period can potentially limit a company’s future use of net operating losses and tax credits. Based on available information, we believe we are not currently subject to the Section 382 Limitation. If triggered, the Section 382 Limitation could impact the timing and ability to utilize our net operating loss carryforwards.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As of January 4, 2009, the liability for uncertain tax positions was approximately $2.2 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008
Unrecognized tax benefits at beginning of year	$1.5	$2.8
Increases in tax positions from prior years	—	—
Decreases in tax positions from prior years	(1.5)	(1.0)
Increases in tax positions for current year	2.1	—
Settlements	—	(0.3)
Lapse in statute of limitations	—	—

Unrecognized tax benefits at end of year	$2.1	$1.5

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of “Benefit (provision) for income taxes” in our Consolidated Statements of Operations. For the years ended January 4, 2009 and January 6, 2008, we recorded interest and penalties related to our uncertain tax positions of $0.4 million. As of January 4, 2009 and January 6, 2008, we had recorded liabilities of approximately $0.1 million and $0.4 million, respectively, associated with accrued interest and penalties related to uncertain tax positions.

While we expect the amount of unrecognized tax liabilities to change in the next twelve months, we do not expect the change to have a significant impact on our results of operations or financial position.

On July 9, 2007, we reached an agreement with the State of New Mexico and settled an audit assessment for the tax years 1995 through 1998. The total assessment was $0.8 million and consisted of $0.3 million of tax and $0.5 million of interest. The $0.8 million payment and reduction in “Accrued expenses” on our Consolidated Balance Sheets did not have an effect on our effective tax rate.

On December 6, 2007, the State of Louisiana dismissed a court case against us on grounds of abandonment for the tax years ended December 31, 1997 and December 31, 1998. The reduction of $1.8 million in “Accrued expenses” on our Consolidated Balance Sheets included $1.0 million of tax and $0.8 million of interest, which had a favorable effect on our effective tax rate.

The following is a summary of our domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	12/31/03 and prior	No	Yes	N/A	Yes
Domestic	9/30/2004	Yes	Yes	N/A	Yes
Domestic	12/31/2004	No	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No
Domestic	12/31/2008	Yes	N/A	No	No

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following is a summary of our other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination
Canada	2000 and prior	Post 2000	2001-2002

Ireland	2003 and prior	Post 2003	N/A

Italy	2004 and prior	Post 2004	N/A

Mexico	2000 and prior	Post 2000	N/A

United Kingdom	2004 and prior	Post 2004	N/A

Note 8—Commitments and Contingencies

We have long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, leases are three to five years with extended renewal options.

At January 4, 2009, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2009	$481.4	$11.0
2010	363.5	9.1
2011	262.1	6.9
2012	173.9	5.0
2013	109.7	4.3
2014 and thereafter	146.8	10.0

Total minimum lease payments	$1,537.4	46.3

Less amount representing interest		9.5

Present value of minimum payments		$36.8

Rent expense, including lease termination costs, was $543.0 million, $589.6 million and $607.1 million for fiscal 2008, 2007 and 2006, respectively. Subtenant rental income was $7.5 million, $9.1 million and $12.4 million for fiscal 2008, 2007 and 2006, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $31.5 million.

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claim that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorneys’ fees through the date of the judgment of approximately $0.5 million, for a total of approximately $8.6 million. On June 15, 2006, Blockbuster appealed the judgment to the Fifth Court of Appeals, Dallas County, Texas. On August 12, 2008, the Fifth Court of Appeals, Dallas County, Texas reversed the before-referenced judgment of the trial court and rendered judgment for Blockbuster and awarded Blockbuster damages of $2.5 million in costs and attorney’s fees. Plaintiffs asked the Fifth Court of Appeals, Dallas County, Texas to reconsider their granting of this judgment. On November 6, 2008, the Fifth Court of Appeals, Dallas County, Texas overruled Plaintiffs’ request for reconsideration. On January 21, 2009, Plaintiffs filed a petition for review with the Texas Supreme Court of the before-referenced judgment for Blockbuster by the Fifth Court of Appeals, Dallas County, Texas. We continue to deny all material allegations of the complaint.

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

On February 25, 2005, Michael L. Galeno filed a putative class action in the Supreme Court of New York County, New York, alleging breach of contract, unjust enrichment and that Blockbuster’s “no late fees” program violated New York’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit sought compensatory and punitive damages and injunctive relief. Blockbuster removed the case to the United States District Court, Southern District of New York. On August 19, 2008, plaintiff Galeno’s claims were dismissed with prejudice. Blockbuster is a defendant in one remaining lawsuit arising out of our “no late fees” program. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. We believe that this claim still pending is without merit and we intend to vigorously defend ourselves.

On August 3, 2006, Beverly Pfeffer filed a putative class action complaint under Delaware corporate fiduciary laws against Sumner M. Redstone, George S. Abrams, David R. Andelman, Joseph A. Califano, Jr., William S. Cohen, Philippe P. Dauman, Alan C. Greenberg, Jan Leschly, Shari Redstone, Frederic V. Salerno, William Schwartz, Patty Stonesifer and Robert D. Walter in the Court of Chancery of New Castle County, Delaware. On January 12, 2007, plaintiff filed an amended class action complaint and asserted additional claims under Delaware corporate fiduciary laws against National Amusements, Inc., John F. Antioco, Richard J. Bressler, Jackie M. Clegg, Michael D. Fricklas, Linda Griego, John L. Muething and CBS Corp. (f.k.a. Viacom Inc.). The amended class action complaint purports to be filed on behalf of all former Viacom stockholders who tendered their Viacom stock in exchange for common shares of Blockbuster stock as part of the Blockbuster split-off exchange offer commenced on September 8, 2004 and completed on October 5, 2004, and all Blockbuster shareholders at the time a special dividend was declared by the Blockbuster Board of Directors in connection with the Blockbuster split-off exchange offer in June 2004. Plaintiff claimed that the above-named

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

defendants breached their fiduciary duties in violation of Delaware corporate fiduciary laws and, as a result, plaintiff sought declaratory relief, compensatory damages, pre-judgment and post-judgment interest, court costs and expenses, expert witness fees and attorneys’ fees. On February 1, 2008, the Court of Chancery granted the above-named defendants’ motions to dismiss and dismissed all of plaintiff’s claims with prejudice. On February 28, 2008, plaintiff Pfeffer filed her notice of appeal of the Court of Chancery’s dismissal. On April 14, 2008, plaintiff Pfeffer withdrew her notice of appeal of the Court of Chancery’s dismissal as it applied to defendants John F. Antioco, Jackie M. Clegg, Linda Griego, and John L. Muething. On January 23, 2009, the Supreme Court of the State of Delaware affirmed the Court of Chancery’s dismissal, dismissing plaintiff Pfeffer’s claims against the remaining above-named defendants.

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

Blockbuster is a defendant in two lawsuits arising out of the Blockbuster and Facebook websites. On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as additional named plaintiffs. Plaintiffs are purporting to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claim Blockbuster violated the VPPA when we knowingly distributed plaintiffs video tape rental and sales records to Facebook, a third party, without plaintiffs consent at the time of the disclosure. Plaintiffs seek class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. On December 30, 2008, the trial court granted Blockbuster’s amended motion to transfer venue and transferred the lawsuit to the United States District Court for the Northern District of Texas, Dallas Division. We believe that the claims are without merit and intend to vigorously defend ourselves in the lawsuit. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Alicia Hunker, and Mega Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. Plaintiffs have stipulated that Blockbuster is not required to respond to the pending complaint at this time. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 9—401(k) Savings Plan

Effective May 1, 1999, we established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis, where we match some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Employee contributions are forwarded to the Plan administrator and invested in various funds, including our Class A and Class B common stock, at the discretion of the employee. Through December 31, 2005, Blockbuster matching contributions were initially invested in our Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, our matching contributions are invested in various funds at the discretion of the employee. We incurred 401(k) savings plan expenses of $4.5 million, $5.1 million and $5.0 million for fiscal 2008, 2007 and 2006, respectively.

Note 10—Acquisition, Divestitures and Discontinued Operations

Acquisition

On August 8, 2007, we completed the acquisition of all of the outstanding membership interest of Movielink, LLC (“Movielink”), an online movie downloading business. We purchased all of the outstanding membership interest of Movielink from MGM On Demand Inc., DIGICO Inc., SPDE—MF Holdings, Inc., Universal VOD Venture Holdings LLC, and WB—MF LLC for $7.0 million in cash, as adjusted for Movielink’s working capital at the closing and before considering cash held in Movielink accounts of $1.0 million. Additionally, we paid approximately $0.7 million of acquisition-related expenses. The purchase price for the acquisition and acquisition-related expenses was financed from our available cash, and the results of Movielink’s operations have been included in our consolidated financial statements since the date of acquisition.

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

$7.7

The following unaudited pro forma summary presents information as if Movielink had been acquired at the beginning of the periods and assumes that there were no other changes in our operations. The pro forma information does not necessarily reflect the actual results that would have occurred had we been combined with Movielink during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	Fiscal Year Ended
	January 6, 2008	December 31, 2006
Pro forma net revenues	$5,544.7	$5,526.3
Pro forma net income (loss)	$(87.2)	$26.8
Pro forma net income (loss) per share—basic and diluted	$(0.52)	$0.08

Divestitures

Taiwan. We sold our Taiwan subsidiary, coupled with a master franchise license, in the fourth quarter of 2006. As a result, during the fourth quarter of 2006, we recorded a gain on sale of $7.1 million, which is reflected as a reduction of “General and administrative” expenses in our Consolidated Statements of Operations.

Gamestation. In the second quarter of 2007, we completed the divestiture of Games Station Ltd. (“Gamestation”) to the THE GAME GROUP PLC for $151.2 million before selling expenses of $6.8 million and cash held in Gamestation accounts of $8.6 million. Additionally, we subsequently received $11.9 million relating to a working capital adjustment, resulting in final net proceeds of $147.7 million. We recorded a gain on sale of $81.5 million inclusive of a $22.4 million foreign currency translation gain. Because we retained 34 Gamestation locations that operate as a “store-in-store” within BLOCKBUSTER stores, the operations of Gamestation remain in continuing operations in our fiscal 2007 consolidated financial statements. These retained stores continue to be operated as specialty game stores under the BLOCKBUSTER brand, as permitted by the sale agreement.

Australia. During the fourth quarter of 2007, we sold our equity interest in BBA Holdings Pty Ltd., our wholly owned subsidiary for operations in Australia for $13.4 million to Video Ezy Australia Pty Limited, coupled with a master franchise license. We operated 29 stores while 346 stores were operated by franchisees. We recorded a gain on sale of $6.3 million, net of a $3.0 million foreign currency translation loss, which is reflected as a reduction of “General and administrative” expenses in our Consolidated Statements of Operations.

Chile. During the third quarter of 2008, we completed the sale of our operations in Chile coupled with a license agreement to Rentas e Inversiones ISSI S.A. for $10.7 million before selling expenses of $1.2 million and

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

cash held in Chile stores of $4.4 million. We recorded a loss on the sale of $0.7 million inclusive of a $3.2 million foreign currency translation loss. Because we have continued involvement through the license agreement, the operations of Chile remain in continuing operations in our consolidated financial statements.

Discontinued Operations

Spain. In the second quarter of 2006, because of a continuing deterioration in market conditions, including the impact of piracy, we closed all of our company-operated store locations in Spain. We recorded $7.2 million in severance costs, inventory charges and other charges associated with the closure of these locations during 2006. Additionally, we recognized a $3.2 million foreign currency translation loss, net of tax, upon dissolution of the operations.

MTC. In the third quarter of 2006, we completed the divestiture of our MOVIE TRADING CO.® (“MTC”) locations. The divestiture was completed through the sale of eleven stores to an unrelated third party and the closure of the remaining stores. We recorded $1.2 million in inventory charges and other charges incurred with the divestiture of these locations during 2006.

MBI. In the fourth quarter of 2006, we completed the divestiture of Movie Brands Inc. (“MBI”), a wholly-owned subsidiary. The divestiture was completed through the sale of 52 stores to unrelated parties and the closure of the remaining stores. We recorded a loss on disposal of $0.6 million, net of tax, during the fourth quarter of 2006 associated with the divestiture of these locations.

RHINO. In the first quarter of 2007, we completed the sale of RHINO VIDEO GAMES® (“RHINO”) to GameStop Corp. We recorded a gain on sale of $2.1 million, net of tax, in connection with this divestiture.

Income (loss) from discontinued operations. In accordance with SFAS 144, the operations and gains and losses discussed above of Spain, MTC, MBI and RHINO have been classified as discontinued operations. Additionally, our consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Revenues	$—	$2.0	$87.8

Income (loss) before income taxes	$(0.3)	$0.4	$(27.2)
Benefit (provision) for income taxes (Note 7)	—	—	14.0

Income (loss) from discontinued operations	$(0.3)	$0.4	$(13.2)

Note 11—Segment and Geographic Information

Segment Information

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Fiscal year ended January 4, 2009
Revenues	$3,590.8	$1,697.1	$—	$5,287.9
Operating income (loss)	$(225.9)	77.5	(144.9)	(293.3)
Depreciation and intangible amortization	$105.9	39.5	6.8	152.2
Impairment of goodwill and other long-lived assets	$435.0	—	—	435.0
Net capital expenditures	$89.0	20.1	9.0	118.1

Fiscal year ended January 6, 2008
Revenues	$3,607.9	$1,934.5	$—	$5,542.4
Operating income (loss)	61.1	160.9	(182.9)	39.1
Depreciation and intangible amortization	122.4	47.9	15.4	185.7
Impairment of goodwill and other long-lived assets	2.2	—	—	2.2
Net capital expenditures	44.9	28.6	0.9	74.4

Fiscal year ended December 31, 2006
Revenues	$3,617.2	$1,905.0	$—	$5,522.2
Operating income (loss)	233.8	43.9	(204.1)	73.6
Depreciation and intangible amortization	136.8	60.4	13.7	210.9
Impairment of goodwill and other long-lived assets	—	5.1	—	5.1
Net capital expenditures	41.3	30.6	6.6	78.5

Geographic Information

Information regarding our operations by geographic area is presented below. We are domiciled in the United States and have international operations in Europe, Latin America, Australia, Canada, Mexico and Asia. Intercompany transactions between geographic areas are not significant.

	Fiscal Year Ended
	January 4, 2009	January 6, 2008	December 31, 2006
Revenues:
United States	$3,590.8	$3,607.9	$3,617.2
United Kingdom	551.6	755.0	840.6
Canada	482.7	472.1	434.6
International—all other	662.8	707.4	629.8

Total revenues	$5,287.9	$5,542.4	$5,522.2

Long-lived assets(1):
United States	$569.2	$1,022.9	$1,123.2
United Kingdom	23.0	35.7	78.5
Canada	27.3	39.0	34.4
International—all other	152.1	172.0	206.8

Total long-lived assets	$771.6	$1,269.6	$1,442.9

(1)	Includes all non-current assets except deferred tax assets.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Note 12—Quarterly Results of Operations (unaudited)

Summarized Quarterly Data

The table below summarizes quarterly data for fiscal 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total Year
Fiscal Year Ended January 4, 2009
Revenues	$1,394.1	$1,304.5	$1,204.6	$1,384.7	$5,287.9
Gross profit	$741.7	$655.2	$643.3	$682.3	$2,722.5
Income (loss) from continuing operations	$45.7	$(41.9)	$(17.8)	$(359.8)	$(373.8)
Net income (loss)	$45.4	$(41.9)	$(17.8)	$(359.8)	$(374.1)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.22	($0.23)	($0.11)	($1.89)	$(2.01)
Net income (loss)	$0.22	($0.23)	($0.11)	($1.89)	$(2.01)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.21	($0.23)	($0.11)	($1.89)	$(2.01)
Net income (loss)	$0.20	($0.23)	($0.11)	($1.89)	$(2.01)
Weighted average shares outstanding—basic	191.4	191.7	192.1	192.1	191.8
Weighted average shares outstanding—diluted	221.5	191.7	192.1	192.1	191.8

	First Quarter	Second Quarter(2)	Third Quarter	Fourth Quarter	Total Year
Fiscal Year Ended January 6, 2008
Revenues	$1,473.9	$1,263.2	$1,238.2	$1,567.1	$5,542.4
Gross profit	$762.5	$634.8	$670.2	$797.1	$2,864.6
Income (loss) from continuing operations	$(51.6)	$(30.3)	$(34.2)	$41.9	$(74.2)
Net income (loss)	$(49.0)	$(31.4)	$(34.4)	$41.0	$(73.8)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.28)	$(0.17)	$(0.20)	$0.20	$(0.45)
Net income (loss)	$(0.27)	$(0.18)	$(0.20)	$0.20	$(0.45)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.28)	$(0.17)	$(0.20)	$0.19	$(0.45)
Net income (loss)	$(0.27)	$(0.18)	$(0.20)	$0.18	$(0.45)
Weighted average shares outstanding—basic	189.4	190.0	190.6	191.1	190.3
Weighted average shares outstanding—diluted	189.4	190.0	190.6	221.7	190.3

(1)	During the fourth quarter of 2008, as described in Note 2 above, we recognized a non-cash impairment charge of $435.0 million.
(2)	During the second quarter of 2007, as described in Note 10 above, we recognized a gain on sale of Gamestation of $81.5 million.

Note 13—Condensed Consolidating Financial Statements

Our Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of our domestic operations. All domestic subsidiaries have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. Our domestic subsidiaries consist primarily of our distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by our foreign subsidiaries. Additional information regarding our Senior Subordinated Notes is included in Note 6 above.

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

We file a consolidated U.S. federal income tax return. All income taxes are allocated in accordance with our tax matters agreement with Viacom.

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

	Statement of Operations for the Fiscal Year Ended January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,985.1	$—	$880.7	$—	$3,865.8
Merchandise sales	582.5	—	806.9	—	1,389.4
Other revenues	62.1	91.7	7.0	(128.1)	32.7

	3,629.7	91.7	1,694.6	(128.1)	5,287.9

Cost of sales:
Cost of rental revenues	1,197.0	—	270.0	—	1,467.0
Cost of merchandise sold	476.6	—	621.8	—	1,098.4

	1,673.6	—	891.8	—	2,565.4

Gross profit	1,956.1	91.7	802.8	(128.1)	2,722.5

Operating expenses:
General and administrative	1,662.1	91.8	680.8	(128.1)	2,306.6
Advertising	85.9	—	36.1	—	122.0
Depreciation and intangible amortization	112.7	—	39.5	—	152.2
Impairment of goodwill and other long-lived assets	435.0	—	—	—	435.0

	2,295.7	91.8	756.4	(128.1)	3,015.8

Operating income (loss)	(339.6)	(0.1)	46.4	—	(293.3)
Interest (expense) income, net	(75.9)	—	5.4	—	(70.5)
Other items, net	13.7	—	1.9	—	15.6

Income (loss) from continuing operations before income taxes	(401.8)	(0.1)	53.7	—	(348.2)
Benefit (provision) for income taxes	(6.5)	—	(19.1)	—	(25.6)
Equity in income (loss) of affiliated companies, net of tax	34.4	—	—	(34.4)	—

Income (loss) from continuing operations	(373.9)	(0.1)	34.6	(34.4)	(373.8)
Income (loss) from discontinued operations, net of tax	(0.2)	(0.1)	—	—	(0.3)

Net income (loss)	$(374.1)	$(0.2)	$34.6	$(34.4)	$(374.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Fiscal Year Ended January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,137.1	$—	$945.4	$—	$4,082.5
Merchandise sales	446.4	—	953.7	—	1,400.1
Other revenues	78.8	77.2	8.5	(104.7)	59.8

	3,662.3	77.2	1,907.6	(104.7)	5,542.4

Cost of sales:
Cost of rental revenues	1,314.3	—	289.7	—	1,604.0
Cost of merchandise sold	322.2	2.3	749.3	—	1,073.8

	1,636.5	2.3	1,039.0	—	2,677.8

Gross profit	2,025.8	74.9	868.6	(104.7)	2,864.6

Operating expenses:
General and administrative	1,798.0	78.0	753.8	(104.7)	2,525.1
Advertising	150.5	—	43.5	—	194.0
Depreciation and intangible amortization	137.7	—	48.0	—	185.7
Impairment of goodwill and other long-lived assets	2.2	—	—	—	2.2
Gain on sale of Gamestation	—	—	(81.5)	—	(81.5)

	2,088.4	78.0	763.8	(104.7)	2,825.5

Operating income (loss)	(62.6)	(3.1)	104.8	—	39.1
Interest (expense) income, net	(80.2)	—	(2.0)	—	(82.2)
Other items, net	(3.7)	—	2.2	—	(1.5)

Income (loss) from continuing operations before income taxes	(146.5)	(3.1)	105.0	—	(44.6)
Benefit (provision) for income taxes	(8.3)	—	(21.3)	—	(29.6)
Equity in income (loss) of affiliated companies, net of tax	81.1	—	—	(81.1)	—

Income (loss) from continuing operations	(73.7)	(3.1)	83.7	(81.1)	(74.2)
Income (loss) from discontinued operations, net of tax	(0.1)	1.3	(0.8)	—	0.4

Net income (loss)	$(73.8)	$(1.8)	$82.9	$(81.1)	$(73.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Fiscal Year Ended December 31, 2006
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,100.8	$—	$928.3	$—	$4,029.1
Merchandise sales	473.8	—	958.1	—	1,431.9
Other revenues	69.2	76.2	13.5	(97.7)	61.2

	3,643.8	76.2	1,899.9	(97.7)	5,522.2

Cost of sales:
Cost of rental revenues	1,111.6	—	292.3	—	1,403.9
Cost of merchandise sold	339.5	—	736.3	—	1,075.8

	1,451.1	—	1,028.6	—	2,479.7

Gross profit	2,192.7	76.2	871.3	(97.7)	3,042.5

Operating expenses:
General and administrative	1,871.4	79.6	745.3	(97.7)	2,598.6
Advertising	118.7	—	35.6	—	154.3
Depreciation and intangible amortization	150.6	—	60.3	—	210.9
Impairment of goodwill and other long-lived assets	—	—	5.1	—	5.1

	2,140.7	79.6	846.3	(97.7)	2,968.9

Operating income (loss)	52.0	(3.4)	25.0	—	73.6
Interest (expense) income, net	(83.0)	—	(8.7)	—	(91.7)
Other items, net	(23.1)	—	28.5	—	5.4

Income (loss) from continuing operations before income taxes	(54.1)	(3.4)	44.8	—	(12.7)
Benefit (provision) for income taxes	91.5	—	(15.1)	—	76.4
Equity in income (loss) of affiliated companies, net of tax	(0.9)	—	—	0.9	—

Income (loss) from continuing operations	36.5	(3.4)	29.7	0.9	63.7
Income (loss) from discontinued operations, net of tax	14.0	(12.6)	(14.6)	—	(13.2)

Net income (loss)	$50.5	$(16.0)	$15.1	$0.9	$50.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet as of January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.1	$62.3	$—	$154.9
Receivables, net	84.6	—	32.5	—	117.1
Intercompany receivables	—	4.9	66.8	(71.7)	—
Merchandise inventories	257.6	—	175.2	—	432.8
Rental library, net	272.7	—	83.1	—	355.8
Deferred income taxes	—	—	13.4	—	13.4
Prepaid and other current assets	145.7	—	38.9	—	184.6

Total current assets	853.1	5.0	472.2	(71.7)	1,258.6
Property and equipment, net	312.4	—	93.6	—	406.0
Deferred income taxes	111.2	—	13.1	—	124.3
Investment in subsidiaries	425.4	—	—	(425.4)	—
Intangibles, net	10.7	—	0.8	—	11.5
Goodwill	231.9	—	106.2	—	338.1
Other assets	14.2	—	1.8	—	16.0

	$1,958.9	$5.0	$687.7	$(497.1)	$2,154.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$283.6	$5.5	$138.2	$—	$427.3
Intercompany payables	71.7	—	—	(71.7)	—
Accrued expenses	397.4	0.2	96.2	—	493.8
Current portion of long-term debt	198.0	—	—	—	198.0
Current portion of capital lease obligations	8.4	—	0.1	—	8.5
Deferred income taxes	111.2	—	14.6	—	125.8

Total current liabilities	1,070.3	5.7	249.1	(71.7)	1,253.4
Long-term debt, less current portion	583.0	—	—	—	583.0
Capital lease obligations, less current portion	28.3	—	—	—	28.3
Other liabilities	63.0	—	12.5	—	75.5

	1,744.6	5.7	261.6	(71.7)	1,940.2
Total stockholders’ equity	214.3	(0.7)	426.1	(425.4)	214.3

	$1,958.9	$5.0	$687.7	$(497.1)	$2,154.5

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used for) operating activities	$66.7	$(0.1)	$(15.6)	$—	$51.0

Investing activities:
Capital expenditures	(98.0)	—	(20.1)	—	(118.1)
Cash used for acquisitions, net	(2.4)	—	—	—	(2.4)
Proceeds from sales of property and equipment	0.2	—	0.3	—	0.5
Proceeds from sales of store operations	—	—	4.6	—	4.6
Other investing activities	—	—	(1.1)	—	(1.1)

Net cash flow provided by (used for) investing activities	(100.2)	—	(16.3)	—	(116.5)

Financing activities:
Proceeds from credit agreements	235.0	—	—	—	235.0
Repayments on credit agreements	(164.3)	—	—	—	(164.3)
Cash dividends	(11.3)	—	—	—	(11.3)
Capital lease payments	(9.7)	—	(0.3)	—	(10.0)
Intercompany loans	10.6	—	(10.6)	—	—

Net cash flow provided by (used for) financing activities	60.3	—	(10.9)	—	49.4

Effect of exchange rate changes on cash	—	—	(13.6)	—	(13.6)

Net increase (decrease) in cash and cash equivalents	26.8	(0.1)	(56.4)	—	(29.7)
Cash and cash equivalents at beginning of year	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of year	$92.5	$0.1	$62.3	$—	$154.9

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

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

I.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of January 4, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of January 4, 2009.

II.	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of January 4, 2009. In making this evaluation, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of January 4, 2009.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of January 4, 2009, as stated in their report which is included herein.

III.	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

The information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2009 annual meeting of stockholders (“2009 Proxy Statement”), as indicated below. Our 2009 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after January 4, 2009.

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item regarding our directors and executive officers is set forth under the caption “Directors and Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (“Code of Ethics”), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2009 Proxy Statement under the caption “Executive Officer and Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2009 Proxy Statement under the caption “Executive Officer and Director Compensation—Compensation Committee Report” is not deemed to be “filed” with the SEC, subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any report of registration statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2009 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The information required by this item regarding transactions with related persons will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance—Related Party Transaction and Director Independence,” which information is incorporated herein by reference.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The information required by this item regarding our policies and procedures for the review, approval or ratification of related party transactions that are required to be disclosed under the SEC’s rules and regulations will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2009 Proxy Statement under the caption “Corporate Governance—Related Party Transactions and Director Independence,” which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2009 Proxy Statement under the captions “Audit Committee and Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee and Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

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

3. Exhibits.

The Exhibit Index on pages 136 through 140 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JAMES W. KEYES
James W. Keyes Chairman of the Board and Chief Executive Officer

Date:	April 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES W. KEYES James W. Keyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 6, 2009

By:	/s/ THOMAS M. CASEY Thomas M. Casey	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2009

By:	/s/ EDWARD BLEIER Edward Bleier	Director	April 6, 2009

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	April 6, 2009

By:	/s/ JACKIE M. CLEGG Jackie M. Clegg	Director	April 6, 2009

By:	/s/ JAMES W. CRYSTAL James W. Crystal	Director	April 6, 2009

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	April 6, 2009

By:	/s/ JULES HAIMOVITZ Jules Haimovitz	Director	April 6, 2009

By:	/s/ STRAUSS ZELNICK Strauss Zelnick	Director	April 6, 2009

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see current Report on Form 8-K, filed on May 10, 2007).

3.3		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4		Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Viacom Agreements

10.1	(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(c)	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1	(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.1	(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1	(h)	Letter Agreement, dated as of October 24, 2008, to the Amended and Restated Initial Public Offering and Split-Off Agreement; the Amended and Restated Release and Indemnification Agreement; the Amended and Restated Registration Rights Agreement; the Amended and Restated Transition Services Agreement; the Amended and Restated Tax Matters Agreement; the Insurance Agreement; and the Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. (see Current Report on Form 8-K, filed on October 10, 2008).

10.1	(i)	Amendment No. 1 to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc. dated October 24, 2008 (see Current Report on Form 8-K, filed on October 10, 2008).

Executive Officer Employment and Separation Agreements

10.2	(a)	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (see Current Report on Form 8-K, filed on July 2, 2007).

10.2	(b)	Employment Agreement between Blockbuster Inc. and Thomas Casey, effective September 12, 2007 (see Current Report on Form 8-K, filed on September 12, 2007).

10.2	(c)	Employment Agreement between Blockbuster Inc. and Eric Peterson, effective October 15, 2007 (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008, filed on March 6, 2008).

10.2	(d)	Amended and Restated Employment Agreement between Blockbuster Inc. and John F. Antioco, dated March 19, 2007 (see Current Report on Form 8-K, filed on March 20, 2007).

10.2	(e)	Settlement Agreement and Mutual Release between Blockbuster Inc. and John F. Antioco, dated March 19, 2007 (see Current Report on Form 8-K, filed on March 20, 2007).

10.2	(f)	Employment Agreement between Blockbuster Inc. and Larry Zine, commencing November 23, 1999 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001).

10.2	(g)	Letter Agreement between Blockbuster Inc. and Larry Zine dated February 21, 2006 (see Current Report on Form 8-K, filed on February 23, 2006).

10.2	(h)	Letter Agreement between Blockbuster Inc. and Larry Zine dated June 19, 2007 (see Current Report on Form 8-K, filed on June 21, 2007).

10.2	(i)	Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, commencing October 10, 2001 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(j)	Amendment to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated March 1, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.2	(k)	Amendment to the Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated April 11, 2007 (see Current Report on Form 8-K, filed on April 13, 2007).

10.2	(l)	Amendment to Employment Agreement between Blockbuster Inc. and Nicholas Shepherd, dated September 10, 2007 (see Current Report on Form 8-K, filed on September 11, 2007).

10.2	(m)	Employment Agreement between Blockbuster Inc. and Frank Paci, dated January 28, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Management Compensatory Plans and Forms of Award Agreements

10.3	(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K, filed on September 23, 2005).

10.3	(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K, filed on December 20, 2004).

10.3	(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO, filed on November 9, 2004 ).

10.3	(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO, filed on November 9, 2004 ).

10.3	(h)	Form of Non-Qualified Stock Option Agreement pursuant to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Current Report on Form 8-K, filed May 24, 2007).

10.3	(i)	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(j)	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.3	(k)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004).

10.3	(l)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 8, 2004).

10.3	(m)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K, filed on December 16, 2005).

10.3	(n)	First Amendment to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008, filed on November 13, 2008).

10.3	(o)	First Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008, filed on November 13, 2008).

10.3	(p)	Second Amendment to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008, filed on November 13, 2008).

Director Compensation

10.4	(a)	Summary of Non-Employee Directors’ Compensation (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008, filed on March 6, 2008).

10.4	(b)	Form of Deferred Share Unit Award Agreement for Non-Employee Directors (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008, filed on March 6, 2008).

Director and Officer Indemnity Agreements

10.5		Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreement

10.6	(a)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(b)	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(c)	Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 29, 2005).

10.6	(d)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K, filed on May 6, 2005).

10.6	(e)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005, filed on August 9, 2005).

10.6	(f)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 8, 2005).

10.6	(g)	First Amendment, dated as of April 10, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K, filed on April 24, 2007).

10.6	(h)	Second Amendment, dated as of July 2, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K, filed on July 18, 2007).

10.6	(i)*	Amendment Agreement, dated as of April 2, 2009, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005, which includes as Exhibit A: Credit Agreement between Blockbuster Inc. and the banks named therein, as amended and restated as of April 2, 2009, and as Exhibit B: Form of Assignment and Assumption.

Other Material Agreements

10.7	(a)	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Games Station Limited, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (see Current Report on Form 8-K, filed on May 7, 2007).

10.7	(b)	Tax Deed, dated May 2, 2007, between THE GAME GROUP PLC and Blockbuster UK Limited (see Current Report on Form 8-K, filed on May 7, 2007).

Other Exhibits

21.1	*	List of Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.