Form 10-Q
period 2009-04-05
BLOCKBUSTER INC
filed 2009-05-15
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 8, 2009:

Class A common stock, par value $.01 per share: 121,222,080

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Revenues:
Base rental revenues	$720.5	$901.7
Previously rented product (“PRP”) revenues	140.2	174.6

Total rental revenues	860.7	1,076.3
Merchandise sales	255.5	309.8
Other revenues	6.0	8.0

	1,122.2	1,394.1

Cost of sales:
Cost of rental revenues	314.2	410.5
Cost of merchandise sold	217.3	241.9

Total cost of sales	531.5	652.4

Gross profit	590.7	741.7

Operating expenses:
General and administrative	493.4	601.1
Advertising	12.4	30.5
Depreciation and intangible amortization	34.8	39.9

	540.6	671.5

Operating income (loss)	50.1	70.2
Interest expense	(17.4)	(19.2)
Interest income	0.2	1.1
Other items, net	0.4	0.4

Income (loss) from continuing operations before income taxes	33.3	52.5
Provision for income taxes	(5.6)	(6.8)

Income (loss) from continuing operations	27.7	45.7
Income (loss) from discontinued operations, net of tax	—	(0.3)

Net income (loss)	27.7	45.4
Preferred stock dividends	(2.8)	(2.8)

Net income (loss) applicable to common stockholders	$24.9	$42.6

Net income (loss) per common share:
Basic
Continuing operations	$0.13	$0.22
Discontinued operations	—	—

Net income (loss)	$0.13	$0.22

Diluted
Continuing operations	$0.12	$0.21
Discontinued operations	—	(0.01)

Net income (loss)	$0.12	$0.20

Weighted-average common shares outstanding:
Basic	192.7	191.4

Diluted	222.8	221.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	April 5, 2009	January 4, 2009
Assets
Current assets:
Cash and cash equivalents	$107.0	$154.9
Receivables, less allowances of $5.6 and $7.4 for 2009 and 2008, respectively	68.8	117.1
Merchandise inventories	339.1	432.8
Rental library, net	353.4	355.8
Deferred income taxes	11.7	13.4
Prepaid and other current assets	175.9	184.6

Total current assets	1,055.9	1,258.6
Property and equipment, net	376.5	406.0
Deferred income taxes	118.0	124.3
Intangibles, net	11.1	11.5
Goodwill	338.1	338.1
Other assets	33.8	16.0

	$1,933.4	$2,154.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240.3	$427.3
Accrued expenses	392.4	493.8
Current portion of long-term debt	273.4	198.0
Current portion of capital lease obligations	7.8	8.5
Deferred income taxes	117.8	125.8

Total current liabilities	1,031.7	1,253.4
Long-term debt, less current portion	575.3	583.0
Capital lease obligations, less current portion	24.7	28.3
Other liabilities	62.3	75.5

	1,694.0	1,940.2

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.15 shares issued and outstanding for 2009 and 2008 with a liquidation preference of $1,000 per share	150.0	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 121.2 and 120.7 shares issued and outstanding for 2009 and 2008	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2009 and 2008	0.7	0.7
Additional paid-in capital	5,377.9	5,378.4
Accumulated deficit	(5,201.0)	(5,228.7)
Accumulated other comprehensive loss	(89.4)	(87.3)

Total stockholders’ equity	239.4	214.3

	$1,933.4	$2,154.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Cash flows from operating activities:
Net income (loss)	$27.7	$45.4
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	34.8	39.9
Rental library purchases	(126.6)	(202.6)
Rental library amortization	129.7	200.1
Non-cash share-based compensation	2.0	4.2
Deferred taxes and other	(0.5)	0.4
Changes in operating assets and liabilities:
Change in receivables	46.0	26.1
Change in merchandise inventories	90.1	(50.4)
Change in prepaid and other assets	4.3	9.9
Change in accounts payable	(182.4)	(22.2)
Change in accrued expenses and other liabilities	(112.3)	(70.3)

Net cash provided by (used for) operating activities	(87.2)	(19.5)

Cash flows from investing activities:
Capital expenditures	(8.5)	(19.9)
Proceeds from insurance recoveries	0.4	—

Net cash provided by (used for) investing activities	(8.1)	(19.9)

Cash flows from financing activities:
Proceeds from credit agreement	110.0	20.0
Repayments on credit agreement	(42.3)	(23.8)
Cash dividends on preferred stock	(2.8)	(2.8)
Debt financing costs	(13.9)	—
Capital lease payments	(2.3)	(2.5)

Net cash provided by (used for) financing activities	48.7	(9.1)

Effect of exchange rate changes on cash	(1.3)	1.6

Net decrease in cash and cash equivalents	(47.9)	(46.9)
Cash and cash equivalents at beginning of period	154.9	184.6

Cash and cash equivalents at end of period	$107.0	$137.7

Supplemental cash flow information:
Cash payments for interest	$17.1	$25.2
Cash payments for income taxes	$6.9	$6.8

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 4, 2009, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, except where discussed below.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility and has decreased significantly during the first quarter of 2009. If our stock price decreases from its current level or if our operating results do not meet our current forecast in coming quarters, we may need to perform an interim impairment test and recognize a non-cash impairment charge. Our goodwill balance totaled $338.1 million as of April 5, 2009. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Store Closures

As of April 5, 2009 and January 4, 2009, the remaining liability to be paid in the future related to store closure reserves was $7.1 million and $7.4 million, respectively. We made payments of $1.6 million in rent and lease termination costs during the thirteen weeks ended April 5, 2009. There have been no significant adjustments to previously accrued store closure costs during 2009.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table presents operating expenses related to store closures during the thirteen weeks ended April 5, 2009 and April 6, 2008:

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Closed store accruals and lease termination costs	$1.1	$0.4
Accelerated depreciation	2.3	2.4

Total store closure expense	$3.4	$2.8

Severance Charges

The following table presents the activity in severance liability for the thirteen weeks ended April 5, 2009 and April 6, 2008:

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Beginning balance	$4.7	$15.5
Expense incurred and accrued	0.5	0.5
Adjustments to accruals	0.3	(0.8)
Amount paid	(3.2)	(6.1)

Ending balance	$2.3	$9.1

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive loss of $89.4 million and $87.3 million as of April 5, 2009 and January 4, 2009, respectively.

Comprehensive income (loss) for the thirteen weeks ended April 5, 2009 and April 6, 2008 was as follows:

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Net income (loss)	$27.7	$45.4
Foreign currency translation adjustment, net of tax	(2.1)	3.8

Total comprehensive income (loss)	$25.6	$49.2

Income Taxes

As of April 5, 2009 the liability for uncertain tax positions was approximately $2.2 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive effect on our effective tax rate.

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

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of April 5, 2009, we had recorded liabilities of approximately $0.2 million associated with accrued interest and penalties related to uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 17.8 million and 18.6 million shares of Class A common stock were outstanding as of April 5, 2009 and April 6, 2008, respectively. Additionally, 1.8 million and 2.6 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of April 5, 2009 and April 6, 2008, respectively. For the thirteen weeks ended April 5, 2009 and April 6, 2008, all shares of Series A convertible preferred stock, and the restricted shares and restricted share units that had a dilutive effect were included in the weighted-average shares for diluted EPS. Because their inclusion would be anti-dilutive, all stock options were excluded from the weighted-average shares for diluted EPS for the thirteen weeks ended April 5, 2009 and April 6, 2008.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the quarterly period beginning on January 5, 2009 and ending on April 5, 2009. Dividends on the Series A convertible preferred stock are cumulative and will begin to accumulate beginning May 15, 2009.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

If we fail to pay dividends on the Series A convertible preferred stock for six quarterly dividend periods (whether or not consecutive), the dividend rate payable on the Series A convertible preferred stock will increase by 1.0% until all accumulated and unpaid dividends on the Series A convertible preferred stock have been paid in full. In addition, if we fail to pay dividends on the Series A convertible preferred stock for six quarterly dividend periods (whether or not consecutive), the size of our Board of Directors will be increased by two and the holders of the Series A convertible preferred stock will have the right to vote to fill the two vacancies created thereby until all accumulated and unpaid dividends on the Series A convertible preferred stock have been paid in full.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Weighted-average shares for basic EPS	192.7	191.4
Incremental shares for restricted shares, restricted share units and convertible preferred shares	30.1	30.1

Weighted-average shares for diluted EPS	222.8	221.5

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value as used in various accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in US GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions of SFAS 157 are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities for fiscal years beginning after January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard has not had a material impact as of April 5, 2009, but will impact our accounting treatment for future business combinations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for our quarter ending July 5, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption will not have a material effect on our consolidated financial statements.

Note 2—Liquidity, Credit Agreement and Other Debt

Liquidity

On May 11, 2009, we closed and funded the revolving credit facility, Term A loan facility and Term B loan facility that had been amended on April 2, 2009 to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. This amended facility and our other indebtedness may impact our business by, among other things:

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in certain strategic initiatives, consequently placing us at a competitive disadvantage to our competitors;

•

requiring that a substantial portion of our cash flows from operations be used for debt service payments on the amended revolving credit facility beginning December 2009 through September 2010, thereby reducing the availability of cash flows to fund working capital requirements including inventory purchases, capital expenditures, acquisitions and other general corporate purposes; and

•	making us vulnerable to deterioration in our results of operations and to general adverse economic, market or industry conditions which could impact our ability to make our debt payments.

The amended credit facility provides us with sufficient capital to operate our business. However, if less expensive capital becomes available, we will be able to prepay the amended credit facility and replace it without penalties.

We were in compliance with the maximum leverage ratio covenant, required minimum fixed charge coverage ratio covenant, the maximum capital expenditure covenant and all other applicable covenants, as of April 5, 2009 and we expect to remain in compliance under the amended credit facility discussed below. We also expect cash on hand, cash from operations and borrowings under our amended credit facility described below to be sufficient to fund the anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy, which continues to negatively impact our ability to accurately forecast our results of operations and cash position. There remains a risk that we may not have adequate liquidity to fund our operations if we do not meet our projected financial results. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash flows. Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

If we are unable to generate sufficient cash flow from operations to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance the debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected because substantially all of our assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code. In addition, as discussed above, our financing arrangements are relatively short-term in nature, and our amended credit facility requires significant amortization payments beginning in December 2009. As a result, we will continue to face financing pressures.

In order to reduce our exposure to liquidity risk, we have embarked on a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates us, among other things:

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

Credit Agreement

The following table sets forth our current portion of long-term debt and capital lease obligations:

	April 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate ranging from 4.7% to 5.9% at April 5, 2009	$205.0	$120.0
Term A loan facility, interest rate of 5.8% at April 5, 2009	10.0	18.6
Term B loan facility, interest rate ranging from 5.3% to 6.1% at April 5, 2009	58.4	59.4

Total current portion of long-term debt	273.4	198.0
Current portion of capital lease obligations	7.8	8.5

	$281.2	$206.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	April 5, 2009	January 4, 2009
Credit Facilities:
Term B loan facility, interest rate ranging from 5.3% to 6.1% at April 5, 2009	$275.3	$283.0
Senior Subordinated Notes, interest rate of 9.0% at April 5, 2009	300.0	300.0

Total long-term debt, less current portion	575.3	583.0
Capital lease obligations, less current portion	24.7	28.3

	$600.0	$611.3

As of April 5, 2009, $205.0 million was outstanding under our revolving credit facility (“revolver”) and $343.7 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolver, excluding the $75.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), and $44.6 million reserved to support other letters of credit, totaled $0.4 million at April 5, 2009. Borrowings under the credit facilities accrue interest at a rate equal to either the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 5, 2009 for borrowings under the credit facilities was 5.5%. As of April 5, 2009, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolver, and participation and fronting fees are also incurred on letters of credit.

As of April 5, 2009, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year.

Beginning with fiscal 2005, we were required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009, which was classified as “Current portion of long-term debt” on our Consolidated Balance Sheets as of April 5, 2009.

Additionally, we were required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. There were no required prepayments related to sales of assets during the first quarter of 2009. We made a prepayment of $0.3 million during the first quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On April 13, 2009, Standard & Poor’s Ratings Service downgraded our credit ratings to CCC+ from B in light of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

pending maturities of our revolving credit facility and Term A loan facility in August 2009. As a result of the downgrade, our borrowing rate increased 25 basis points effective April 13, 2009. Any further downgrade in our credit ratings could adversely affect our ability to access capital in the future upon acceptable terms and conditions.

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is an indirect wholly-owned subsidiary of Blockbuster Inc.

The Canadian Credit Facility provides for a single advance non-revolving loan in the amount of CAN $25 million (the “Facility A Loan”) and, at the Lender’s discretion, a single advance non-revolving loan in the amount of CAN $10 million (the “Facility B Loan,” and together with the Facility A Loan, the “Loans”) and is secured by substantially all of the assets of BB Canada. Proceeds of the Loan are to be used for general corporate purposes. The Canadian Credit Facility matures on the earlier of September 30, 2010 or the date the Amended Revolver (as defined under “Amended Credit Facility,” below) terminates.

The Canadian Credit Facility closed on May 8, 2009, and the full amount of the Facility A Loan was advanced on May 11, 2009 into a controlled disbursement account out of which disbursements are made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. BB Canada may request the Facility B Loan advance at any time after the 60th day following the Facility A Loan advance, and funding of the Facility B Loan is subject to the Lender’s discretion. If funded, proceeds of the Facility B Loan are to be advanced into a controlled disbursement account to be disbursed in the manner provided for the Facility A Loan proceeds. The formula for disbursing Proceeds is based upon a borrowing base of “Eligible Inventory” defined in the Canadian Credit Facility. Outstanding Loan amounts bear interest at 18% per annum.

We have paid or will pay the following fees in connection with the Canadian Credit Facility:

•	a non-refundable facility fee of CAN $250,000 paid upon execution of the Canadian Credit Facility;

•	a non-refundable facility fee equal to 1% of the amount of the Facility B Loan advance, paid upon funding of the Facility B Loan;

•	a monthly maintenance and monitoring fee of CAN $1,750 for each month or partial month until the Loan is repaid in full; and

•	a fee of CAN $200,000 if the Loan is prepaid on or before November 8, 2009 or CAN $100,000 if the loan is prepaid after November 8, 2009 but before September 20, 2010.

In connection with the Canadian Credit Facility, BB Canada has agreed, among other things, to:

•	maintain specified minimum quarterly levels of EBITDA and equity, as defined in the Canadian Credit Facility;

•

deposit all funds received from all sources, with certain limited exceptions, into designated cash management accounts to be held by the Lender as cash collateral for the Loan and from which disbursements will be made by the Lender on a daily basis into BB Canada’s disbursement account for use as operating capital;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•	limit capital expenditures in any fiscal year in the aggregate to CAN $6 million; and

•

assign to the Lender for the term of the Loan as security under the Canadian Credit Facility rights to certain trademarks and other intellectual property, and information technology systems and services that BB Canada licenses from Blockbuster, Inc.

Amended Credit Facility

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded the amended revolving credit facility, Term A loan facility and Term B loan facility. The $250 million amended revolving credit facility (the “Amended Revolver”) will mature on September 30, 2010, and will require that we make the following amortization payments prior to and on such date:

Date	Amount of Payment
December 15, 2009	$25,000,000
January 31, 2010	$20,000,000
February 28, 2010	$20,000,000
March 31, 2010	$20,000,000
April 30, 2010	$10,000,000
May 31, 2010	$15,000,000
June 30, 2010	$50,000,000
July 31, 2010	$10,000,000
August 31, 2010	$10,000,000
September 30, 2010	any remaining outstanding amounts

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

We will borrow the full availability under the Amended Revolver through the term thereof. Borrowings under the Amended Revolver will bear interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments will be due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the Amended Revolver, Term A and Term B loan facilities would also be payable.

In connection with the Amended Revolver, certain other provisions of our credit agreement have been amended as follows:

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

•

the letters of credit issued under our prior revolving credit facility will be continued and renewed when applicable and will be cash-collateralized, and we will be restricted with respect to the issuance of any new letters of credit;

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

We will pay or have paid the following fees in connection with the amendment to our credit agreement and Amended Revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the Amended Revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the Amended Revolver, and a funding fee of 11.25% to the other lenders funding the Amended Revolver, which is payable at closing;

•	an exit fee of 3% on all repayments of the Amended Revolver; and

•	a work fee of $250,000, which has been paid and credited toward deposit and other expenses.

The following table reflects the net proceeds from the funding of the Canadian Credit Facility and the Amended Revolver:

Proceeds from Canadian Credit Facility *	$21.4
Pay fees on Canadian Credit Facility *	(0.2)
Proceeds from Amended Revolver	250.0
Pay pre-amendment revolver balance	(205.0)
Pay fees on amended credit facility	(24.3)

Net proceeds from funding	$41.9

*	Converted to US Dollars based on the May 11, 2009 exchange rate

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the fundings to cash-collateralize our letter of credit requirements on May 11, 2009.

The following table sets forth our required restricted cash balance and long-term debt position immediately after the funding of the Canadian Credit Facility and the Amended Revolver:

May 12, 2009
Restricted cash	$118.3

Current portion of long-term debt
Credit facilities:
Amended Revolver	$95.0
Term A loan facility	8.7
Term B loan facility	34.6

Total current portion of long-term debt	138.3

Long-term less current portion
Credit facilities:
Amended Revolver	155.0
Canadian Credit Facility *	21.4
Term B loan facility	275.3
Senior Subordinated Notes	300.0

Total long-term debt, less current portion	751.7

Total long-term debt	$890.0

*	Converted to US Dollars based on the May 11, 2009 exchange rate

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table sets forth our principal borrowings (payments) on long-term debt by quarter:

	Prior Revolving Credit Facility	Amended Revolver	Term A Loan Facility	Term B Loan Facility	Canadian Credit Facility *	Senior Subordinated Notes	Total Payments Due
Fiscal 2009:
Second quarter (pre-funding)	$—	$—	$(1.3)	$(23.8)	$—	$—	$(25.1)
Second quarter (post-funding)	(205.0)	250.0	—	(8.6)	21.4	—	57.8
Third quarter	—	—	(8.7)	(8.7)	—	—	(17.4)
Fourth quarter	—	(25.0)	—	(8.7)	—	—	(33.7)

	$(205.0)	$225.0	$(10.0)	$(49.8)	$21.4	$—	$(18.4)

Fiscal 2010:
First quarter	$—	$(60.0)	$—	$(8.7)	$—	$—	$(68.7)
Second quarter	—	(75.0)	—	(8.7)	—	—	(83.7)
Third quarter	—	(90.0)	—	(66.6)	(21.4)	—	(178.0)
Fourth quarter	—	—	—	(66.6)	—	—	(66.6)

	$—	$(225.0)	$—	$(150.6)	$(21.4)	$—	$(397.0)

Fiscal 2011:
First quarter	$—	$—	$—	$(66.6)	$—	$—	$(66.6)
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	(66.7)	—	—	(66.7)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$(133.3)	$—	$—	$(133.3)

Fiscal 2012:
First quarter	$—	$—	$—	$—	$—	$—	$—
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	—	—	(300.0)	(300.0)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$(300.0)	$(300.0)

*	Converted to US Dollars based on the May 11, 2009 exchange rate

Note 3—Stock and Share-Based Payments

For the thirteen weeks ended April 5, 2009 and April 6, 2008, we recognized $2.0 million and $4.2 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the thirteen weeks ended April 5, 2009, no stock options were granted, no stock options were exercised and 0.3 million stock options were cancelled. In addition, 0.6 million restricted shares or restricted share units were granted to employees, 0.6 million restricted shares and restricted share units were exercised, and no restricted shares and restricted share units were cancelled. As of April 5, 2009, 17.8 million stock options and 1.8 million restricted shares and restricted share units remained outstanding.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of April 5, 2009 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Thirty-nine week period ended January 3, 2010	$1.3	$2.8	$4.1
Year ended January 2, 2011	0.5	1.3	1.8
Year ended January 1, 2012 and thereafter	—	—	—

Total	$1.8	$4.1	$5.9

Note 4—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $2.5 million and $4.4 million for the thirteen weeks ended April 5, 2009 and April 6, 2008, respectively, pursuant to our commercial arrangements with Take-Two. At April 5, 2009, our Consolidated Balance Sheets included $0.4 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $1.7 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.” At January 4, 2009, our Consolidated Balance Sheets included $1.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $2.6 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.”

Note 5—Commitments and Contingencies

On June 8, 2001, C-Span Entertainment, et al v. Blockbuster Inc., et al, was filed in the 192nd Judicial District Court of Dallas County, Texas. Plaintiffs purchased eleven Blockbuster corporate stores in East Texas in 1999 and turned them into franchise stores. Plaintiffs claimed that before consummation of the sales, they received inaccurate financial information and that Blockbuster made false verbal representations concerning inventory of the stores. On September 21, 2001, plaintiffs amended their lawsuit to include as a defendant the law firm that represented them in the store purchase. On February 2, 2004, the court granted Blockbuster’s motion for partial summary judgment and dismissed all of plaintiffs’ fraud claims. On September 28, 2004, the court granted Blockbuster’s motion to enforce plaintiffs’ waiver of a jury trial and to try the case as a non-jury case. Plaintiffs’ claims against the law firm will be adjudicated in a separate trial. On the eve of trial, the court allowed the plaintiffs to amend their pleadings and assert fraud in the inducement, along with plaintiffs’ pending claims for breach of warranties, breach of contract and conversion. Plaintiffs’ amended petition sought $6 million to $20 million in actual damages, $20 million in punitive damages, pre-judgment and post-judgment interest and attorneys’ fees. On April 5, 2006, the trial court rendered a judgment in the case awarding plaintiffs damages of $5.9 million, pre-judgment interest of approximately $2.1 million and attorneys’ fees through the date of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

judgment of approximately $0.5 million, for a total of approximately $8.6 million. On June 15, 2006, Blockbuster appealed the judgment to the Fifth Court of Appeals, Dallas County, Texas. On August 12, 2008, the Fifth Court of Appeals, Dallas County, Texas reversed the before-referenced judgment of the trial court and rendered judgment for Blockbuster and awarded Blockbuster damages of $2.5 million in costs and attorney’s fees. Plaintiffs asked the Fifth Court of Appeals, Dallas County, Texas to reconsider their granting of this judgment. On November 6, 2008, the Fifth Court of Appeals, Dallas County, Texas overruled Plaintiffs’ request for reconsideration. On January 21, 2009, Plaintiffs filed a petition for review with the Texas Supreme Court of the before-referenced judgment for Blockbuster by the Fifth Court of Appeals, Dallas County, Texas. On May 7, 2009, plaintiffs and Blockbuster filed a joint motion to dismiss with prejudice and the trial court set aside its April 5, 2006 judgment for plaintiffs and dismissed the case with prejudice.

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

Blockbuster is a defendant in two lawsuits arising out of the Blockbuster and Facebook websites. On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as additional named plaintiffs. Plaintiffs are purporting to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claim Blockbuster violated the VPPA when we knowingly distributed plaintiffs video tape rental and sales records to Facebook, a third party, without plaintiffs consent at the time of the disclosure. Plaintiffs seek class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. On December 30, 2008, the trial court granted Blockbuster’s amended motion to transfer venue and transferred the lawsuit to the United States District Court for the Northern District of Texas, Dallas Division. We believe that the claims are without merit and intend to vigorously defend ourselves in the lawsuit. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Megan Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. Plaintiffs have stipulated that Blockbuster is not required to respond to the pending complaint at this time. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 6—Segment Information

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended April 5, 2009
Revenues	$806.2	$316.0	$—	$1,122.2
Operating income (loss)	60.8	10.7	(21.4)	50.1
Depreciation and intangible amortization	25.6	7.8	1.4	34.8
Net capital expenditures	6.0	1.3	1.2	8.5

Thirteen weeks ended April 6, 2008
Revenues	$956.8	$437.3	$—	$1,394.1
Operating income (loss)	84.1	21.9	(35.8)	70.2
Depreciation and intangible amortization	26.0	11.3	2.6	39.9
Net capital expenditures	15.7	2.4	1.8	19.9

Note 7—Condensed Consolidating Financial Statements

Our Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of our domestic operations. All domestic subsidiaries have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. Our domestic subsidiaries consist primarily of our distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by our foreign subsidiaries. Additional information regarding our Senior Subordinated Notes is included in Note 2 above.

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

	Statement of Operations for the Thirteen Weeks Ended April 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$682.8	$—	$177.9	$—	$860.7
Merchandise sales	118.2	—	137.3	—	255.5
Other revenues	12.8	17.5	0.5	(24.8)	6.0

	813.8	17.5	315.7	(24.8)	1,122.2

Cost of sales:
Cost of rental revenues	257.6	—	56.6	—	314.2
Cost of merchandise sold	114.6	—	102.7	—	217.3

	372.2	—	159.3	—	531.5

Gross profit	441.6	17.5	156.4	(24.8)	590.7

Operating expenses:
General and administrative	362.2	17.6	138.4	(24.8)	493.4
Advertising	6.7	—	5.7	—	12.4
Depreciation and intangible amortization	27.0	—	7.8	—	34.8

	395.9	17.6	151.9	(24.8)	540.6

Operating income (loss)	45.7	(0.1)	4.5	—	50.1
Interest (expense) income, net	(18.0)	—	0.8	—	(17.2)
Other items, net	(1.4)	—	1.8	—	0.4

Income (loss) before income taxes	26.3	(0.1)	7.1	—	33.3
Provision for income taxes	(2.1)	—	(3.5)	—	(5.6)
Equity in income (loss) of affiliated companies, net of tax	3.5	—	—	(3.5)	—

Net income (loss)	$27.7	$(0.1)	$3.6	$(3.5)	$27.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended April 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$825.4	$—	$250.9	$—	$1,076.3
Merchandise sales	125.1	—	184.7	—	309.8
Other revenues	18.4	21.1	0.9	(32.4)	8.0

	968.9	21.1	436.5	(32.4)	1,394.1

Cost of sales:
Cost of rental revenues	336.6	—	73.9	—	410.5
Cost of merchandise sold	100.7	—	141.2	—	241.9

	437.3	—	215.1	—	652.4

Gross profit	531.6	21.1	221.4	(32.4)	741.7

Operating expenses:
General and administrative	425.7	21.2	186.6	(32.4)	601.1
Advertising	19.0	—	11.5	—	30.5
Depreciation and intangible amortization	28.6	—	11.3	—	39.9

	473.3	21.2	209.4	(32.4)	671.5

Operating income (loss)	58.3	(0.1)	12.0	—	70.2
Interest (expense) income, net	(19.4)		1.3	—	(18.1)
Other items, net	0.5	—	(0.1)	—	0.4

Income (loss) from continuing operations before income taxes	39.4	(0.1)	13.2	—	52.5
Provision for income taxes	(0.9)	—	(5.9)	—	(6.8)
Equity in income (loss) of affiliated companies, net of tax	6.9	—	—	(6.9)	—

Income (loss) from continuing operations	45.4	(0.1)	7.3	(6.9)	45.7
Income (loss) from discontinued operations, net of tax	—	(0.2)	(0.1)	—	(0.3)

Net income (loss)	$45.4	$(0.3)	$7.2	$(6.9)	$45.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of April 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$71.8	$0.3	$34.9	$—	$107.0
Receivables, net	46.0	—	22.8	—	68.8
Intercompany receivables	—	3.7	65.4	(69.1)	—
Merchandise inventories	195.8	—	143.3	—	339.1
Rental library, net	269.4	—	84.0	—	353.4
Deferred income taxes	—	—	11.7	—	11.7
Prepaid and other current assets	142.6	—	33.3	—	175.9

Total current assets	725.6	4.0	395.4	(69.1)	1,055.9
Property and equipment, net	290.4	—	86.1	—	376.5
Deferred income taxes	103.2	—	14.8	—	118.0
Investment in subsidiaries	421.8	—	—	(421.8)	—
Intangibles, net	10.2	—	0.9	—	11.1
Goodwill	232.1	—	106.0	—	338.1
Other assets	32.1	—	1.7	—	33.8

	$1,815.4	$4.0	$604.9	$(490.9)	$1,933.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161.0	$4.3	$75.0	$—	$240.3
Intercompany payables	69.1	—	—	(69.1)	—
Accrued expenses	312.0	0.4	80.0	—	392.4
Current portion of long-term debt	273.4	—	—	—	273.4
Current portion of capital lease obligations	7.5	—	0.3	—	7.8
Deferred income taxes	103.2	—	14.6	—	117.8

Total current liabilities	926.2	4.7	169.9	(69.1)	1,031.7
Long-term debt, less current portion	575.3	—	—	—	575.3
Capital lease obligations, less current portion	24.7	—	—	—	24.7
Other liabilities	49.8	—	12.5	—	62.3

	1,576.0	4.7	182.4	(69.1)	1,694.0
Total stockholders’ equity	239.4	(0.7)	422.5	(421.8)	239.4

	$1,815.4	$4.0	$604.9	$(490.9)	$1,933.4

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used for) operating activities	$(58.3)	$0.2	$(29.1)	$—	$(87.2)

Investing activities:
Capital expenditures	(7.2)	—	(1.3)	—	(8.5)
Proceeds from insurance recoveries	0.4	—	—	—	0.4

Net cash provided by (used for) investing activities	(6.8)	—	(1.3)	—	(8.1)

Financing activities:
Proceeds from credit agreement	110.0	—	—	—	110.0
Repayments on credit agreement	(42.3)	—	—	—	(42.3)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt financing costs	(13.9)	—	—	—	(13.9)
Capital lease payments	(2.3)	—	—	—	(2.3)
Intercompany loans	(4.3)	—	4.3	—	—

Net cash provided by (used for) financing activities	44.4	—	4.3	—	48.7

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Net decrease in cash and cash equivalents	(20.7)	0.2	(27.4)	—	(47.9)
Cash and cash equivalents at beginning of period	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of period	$71.8	$0.3	$34.9	$—	$107.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used for) operating activities	$11.9	$0.1	$(31.5)	$—	$(19.5)

Investing activities:
Capital expenditures	(17.5)	—	(2.4)	—	(19.9)

Net cash provided by (used for) investing activities	(17.5)	—	(2.4)	—	(19.9)

Financing activities:
Proceeds from credit agreement	20.0	—	—	—	20.0
Repayments on credit agreement	(23.8)	—	—	—	(23.8)
Cash dividends	(2.8)	—	—	—	(2.8)
Capital lease payments	(2.5)	—	—	—	(2.5)
Intercompany loans	3.5	—	(3.5)	—	—

Net cash provided by (used for) financing activities	(5.6)	—	(3.5)	—	(9.1)

Effect of exchange rate changes on cash	—	—	1.6	—	1.6

Net decrease in cash and cash equivalents	(11.2)	0.1	(35.8)	—	(46.9)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$54.5	$0.3	$82.9	$—	$137.7

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,200 stores in the United States, its territories and 20 other countries as of April 5, 2009. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across five channels of distribution:

•	in-store,

•	by mail,

•	vending and kiosks,

•	online, and

•	at home (direct to the TV).

2009 Strategic Objectives

Stores—We will focus on pricing and improved customer focus:

•	introduce new terms pricing (“Choose Your Terms”) to provide customers with value and choices;

•	restructure studio contracts to improve product availability;

•	enhance customer loyalty for members through introduction of new benefits that will reward them as they shop in store, online and through digital downloads; and

•	continue to benefit from Blu-ray growth.

By-Mail—We will optimize our by-mail distribution channel by:

•	enhancing our product offering with by-mail game rentals;

•	continuing to rent Blu-Ray disks at the same price as DVDs; and

•	benefitting from new multi-channel marketing efforts.

Vending—We will pursue this distribution channel through:

•	the deployment of up to 10,000 kiosks within the next 12 to 18 months through an alliance with NCR; and

•	adding retail product and games to our vending offering.

Digital—We will expand our digital presence through:

•	strategic alliances with consumer electronics device manufacturers and infrastructure providers;

•	expansion of our digital library; and

•	improvements to our blockbuster.com website.

Continued cost reductions and other financial initiatives—We intend to further reduce annualized overhead costs by more than $200 million through the elimination of staffing and operational redundancies in our in-store, online and corporate support structure as well as through operational improvements. Our primary focus has been on cost reductions through:

•	outsourcing;

•	lease renegotiations to generate significant reductions in future store occupancy costs;

•	the closure of less profitable stores; and

•	the ongoing pursuit of the sale and licensing of our international assets.

Key Financial Points for the Thirteen Weeks Ended April 5, 2009

•	Same-store revenues decreased 9.6%.

•	Selling, general and administrative expenses decreased by $125.8 million or 19.9%.

•	The worldwide economic downturn continued to negatively impact our results of operations.

•	Negotiated our amended credit facility, which was funded on May 11, 2009.

Outlook

We completed the funding of the $250 million amended and extended credit facility in May 2009. Our new financing, combined with our cost savings initiatives and additional cash availability, provides sufficient liquidity to continue our business transformation. Key elements of this strategy include ongoing efforts to improve our in-stock availability and secure strategic alliances that leverage our strong brand, while also launching a new advertising campaign that promotes our unique multi-channel customer offering. Looking forward, we believe these actions will allow us to deliver solid operating results and improve our financial position through the substantial reduction of debt.

We also expect to continue facing the challenges of a depressed economy and the fragmentation of the media entertainment industry. Our current fiscal 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. We believe that the actions we have taken to reduce costs and diversify our product offerings will help mitigate these challenges. However, there can be no assurances that conditions currently affecting the worldwide economic environment and other macroeconomic factors that could influence consumer confidence and spending behavior will not further alter our strategic objectives.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended
	April 5, 2009	April 6, 2008
Statement of Operations Data:
Revenues	$1,122.2	$1,394.1
Cost of sales	531.5	652.4

Gross profit	590.7	741.7
Operating expenses	540.6	671.5

Operating income (loss)	50.1	70.2
Interest expense	(17.4)	(19.2)
Interest income	0.2	1.1
Other items, net	0.4	0.4

Income (loss) before income taxes	33.3	52.5
Provision for income taxes	(5.6)	(6.8)

Income (loss) from continuing operations	27.7	45.7
Income (loss) from discontinued operations, net of tax	—	(0.3)

Net Income (loss)	$27.7	$45.4

Cash Flow Data:
Cash provided by (used for) operating activities	$(87.2)	$(19.5)
Cash provided by (used for) investing activities	$(8.1)	$(19.9)
Cash provided by (used for) financing activities	$48.7	$(9.1)

Other Data:
Depreciation and intangible amortization	$34.8	$39.9

Margins:
Rental margin (1)	63.5%	61.9%
Merchandise margin (2)	15.0%	21.9%
Gross margin (3)	52.6%	53.2%

Worldwide Data:
Same-store revenues increase (decrease) (4)	(9.6)%	1.4%
Total stores at end of period	7,267	7,719

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at April 5, 2009:
Domestic
Company-operated stores	3,826	5.5	21,171
Distribution centers	39	N/A	1,121
Corporate / regional offices	13	N/A	428
International
Company-operated stores	1,916	3.1	5,912
Distribution centers	7	N/A	190
Corporate / regional offices	7	N/A	107

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of April 5, 2009, we had 4,470 stores operating under the BLOCKBUSTER brand in the United States and its territories. Of these stores, 644 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of April 5, 2009, we had 2,797 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 20 markets outside of the United States. Of these stores, 881 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. During 2008, we sold our Chilean subsidiary coupled with a license agreement. The results for Chile have been included in continuing operations through the period in which it was sold.

The following table is a summary of operating income (loss) by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended April 5, 2009
Revenues	$806.2	$316.0	$—	$1,122.2
Cost of sales	372.1	159.4	—	531.5

Gross profit	434.1	156.6	—	590.7
Operating expenses	373.3	145.9	21.4	540.6

Operating income (loss)	$60.8	$10.7	$(21.4)	$50.1

Thirteen Weeks Ended April 6, 2008
Revenues	$956.8	$437.3	$—	$1,394.1
Cost of sales	437.2	215.2	—	652.4

Gross profit	519.6	222.1	—	741.7
Operating expenses	435.5	200.2	35.8	671.5

Operating income (loss)	$84.1	$21.9	$(35.8)	$70.2

Thirteen Weeks Ended April 5, 2009 Compared with Thirteen Weeks Ended April 6, 2008

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended April 5, 2009		Thirteen Weeks Ended April 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$516.2	64.1%	$631.7	66.0%	$(115.5)	(18.3)%
Games	54.3	6.7%	54.6	5.7%	(0.3)	(0.5)%
Previously rented product (“PRP”)	112.2	13.9%	139.1	14.5%	(26.9)	(19.3)%

Total rental revenues	682.7	84.7%	825.4	86.2%	(142.7)	(17.3)%

Merchandise sales:
Movies	51.1	6.4%	57.6	6.0%	(6.5)	(11.3)%
Games	22.0	2.7%	20.0	2.1%	2.0	10.0%
General merchandise	45.2	5.6%	47.5	5.0%	(2.3)	(4.8)%

Total merchandise sales	118.3	14.7%	125.1	13.1%	(6.8)	(5.4)%

Royalties and other	5.2	0.6%	6.3	0.7%	(1.1)	(17.5)%

Total revenues	806.2	100.0%	956.8	100.0%	(150.6)	(15.7)%

Cost of sales:
Cost of rental revenues	257.6	32.0%	336.5	35.2%	(78.9)	(23.4)%
Cost of merchandise sold	114.5	14.2%	100.7	10.5%	13.8	13.7%

	372.1	46.2%	437.2	45.7%	(65.1)	(14.9)%

Gross profit	434.1	53.8%	519.6	54.3%	(85.5)	(16.5)%

Operating expenses:
General and administrative:
Stores	304.8	37.8%	345.2	36.1%	(40.4)	(11.7)%
Corporate and field	36.2	4.5%	45.3	4.7%	(9.1)	(20.1)%

Total general and administrative	341.0	42.3%	390.5	40.8%	(49.5)	(12.7)%

Advertising	6.7	0.8%	19.0	2.0%	(12.3)	(64.7)%
Depreciation and intangible amortization	25.6	3.2%	26.0	2.7%	(0.4)	(1.5)%

	373.3	46.3%	435.5	45.5%	(62.2)	(14.3)%

Operating income (loss)	$60.8	7.5%	$84.1	8.8%	$(23.3)	(27.7)%

Margins:
Rental margin	$425.1	62.3%	$488.9	59.2%	$(63.8)	(13.0)%
Merchandise margin	$3.8	3.2%	$24.4	19.5%	$(20.6)	(84.4)%
Gross margin	$434.1	53.8%	$519.6	54.3%	$(85.5)	(16.5)%

Thirteen Weeks Ended April 5, 2009
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(12.3)%
Merchandise revenues	(3.1)%
Total revenues	(10.9)%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	an $80.7 million decrease in same-store revenues, driven by lower copy depth and weak title slate, which includes an approximately $32 million favorable impact of price increases;

•

a $36 million decrease in by-mail revenues driven by a 28% average decline in by-mail subscribers, which was more than offset by related cost reductions described below under “Domestic—Gross profit;” and

•	a decline in company-operated stores of 137, or 3.5%, due primarily to the continued selective closure of less profitable stores.

•

Although we expect our same-store comparable sales will be lower in 2009 than in 2008, we believe that our initiatives to simplify pricing terms, improve customer service, obtain exclusive content and innovatively merchandise our product offerings will help at least partially offset this trend.

Domestic—Merchandise sales

•	Merchandise sales decreased due to:

•	a 9.0% decline in same-store DVD sales resulting from weak theatrical titles and reduced store traffic;

•	the decline in company-operated stores of 137, or 3.5%, discussed above;

•	offset by a 12.7% increase in same-store game sales from the national roll-out of games to all domestic stores in 2008.

Domestic—Gross profit

•	Rental gross profit decreased due to the decrease in rental revenues, offset by:

•

reduced estimated costs for our by-mail offering of $41 million, primarily related to 35% fewer by mail rentals and 41% fewer free in-store exchanges for BLOCKBUSTER Total Access® (“Total Access”) subscribers; and

•	favorable nonrecurring contractual settlements with vendors of $3.3 million.

•	Merchandise gross profit decreased due to:

•	obsolesence adjustments of $16.7 million for second quarter 2009 price reductions on game inventory for aggressive clearance of older games titles;

•	a weak title slate; and

•	the decrease in revenues discussed above.

Domestic—Operating expenses

•

Store general and administrative expense decreased mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores, leading to decreased occupancy costs and store labor costs over the prior year.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased due primarily to our cost-savings measures.

•	Advertising expense, which includes by-mail subscriber acquisition costs, decreased $12.3 million primarily as a result of our conservative capital management plan.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended April 5, 2009		Thirteen Weeks Ended April 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$137.2	43.3%	$199.8	45.7%	$(62.6)	(31.3)%
Games	12.8	4.1%	15.6	3.6%	(2.8)	(17.9)%
Previously rented product (“PRP”)	28.0	8.9%	35.5	8.1%	(7.5)	(21.1)%

Total rental revenues	178.0	56.3%	250.9	57.4%	(72.9)	(29.1)%

Merchandise sales:
Movies	38.5	12.1%	48.5	11.1%	(10.0)	(20.6)%
Games	66.9	21.2%	92.4	21.1%	(25.5)	(27.6)%
General merchandise	31.8	10.1%	43.8	10.0%	(12.0)	(27.4)%

Total merchandise sales	137.2	43.4%	184.7	42.2%	(47.5)	(25.7)%

Royalties and other	0.8	0.3%	1.7	0.4%	(0.9)	(52.9)%

Total revenues	316.0	100.0%	437.3	100.0%	(121.3)	(27.7)%

Cost of sales:
Cost of rental revenues	56.6	17.9%	74.0	16.9%	(17.4)	(23.5)%
Cost of merchandise sold	102.8	32.5%	141.2	32.3%	(38.4)	(27.2)%

	159.4	50.4%	215.2	49.2%	(55.8)	(25.9)%

Gross profit	156.6	49.6%	222.1	50.8%	(65.5)	(29.5)%

Operating expenses:
General and administrative	132.4	41.9%	177.4	40.6%	(45.0)	(25.4)%
Advertising	5.7	1.8%	11.5	2.6%	(5.8)	(50.4)%
Depreciation and intangible amortization	7.8	2.5%	11.3	2.6%	(3.5)	(31.0)%

	145.9	46.2%	200.2	45.8%	(54.3)	(27.1)%

Operating income (loss)	$10.7	3.4%	$21.9	5.0%	$(11.2)	(51.1)%

Margins:
Rental margin	$121.4	68.2%	$176.9	70.5%	$(55.5)	(31.4)%
Merchandise margin	$34.4	25.1%	$43.5	23.6%	$(9.1)	(20.9)%
Gross margin	$156.6	49.6%	$222.1	50.8%	$(65.5)	(29.5)%

Thirteen Weeks Ended April 5, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(8.4)%
Merchandise revenues	(4.2)%
Total revenues	(6.7)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	We experienced an unfavorable foreign currency exchange impact of $45.9 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Same-store movie rental revenues decreased 11.2% due to:

•	decreased traffic in the economic downturn; and

•	the timing of the Easter holiday, which was in the first quarter of 2008 but will be included in the second quarter of our 2009 results.

•	Our store count has decreased by 125 stores, or 6.1%.

International—Merchandise sales

•	We experienced an unfavorable foreign currency exchange impact of $35.1 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Same-store sales decreased due to decreased store traffic in the economic downturn. The United Kingdom and Ireland drove the decline, partially offset by increases in our other markets.

•	Same-store game sales decreased 6.3%.

•	Same-store general merchandise sales decreased 6.3%.

•	Same-store movie sales increased 1.4%.

•	Our store count has decreased by 125 stores, or 6.1%.

International—Gross profit

•	We experienced an unfavorable foreign currency exchange impact of $40.3 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Total gross profit declined due primarily to the decrease in revenues discussed above.

International—Operating expenses

•	We experienced a favorable foreign currency exchange impact of $36.4 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	The decrease in general and administrative expenses was primarily due to:

•	a decrease in compensation expense of $8.3 million, excluding the impact of foreign currency exchange; and

•	$33.1 million of the favorable foreign currency exchange impact discussed above.

•	Advertising expense decreased $4.3 million, excluding the impact of foreign currency exchange, due to our focus on reducing costs.

•	Depreciation and intangible amortization expense decreased $1.6 million, excluding the impact of foreign currency exchange, due primarily to the lower store count discussed above.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	April 5, 2009	April 6, 2008	Dollar	Percent
General and administrative	$20.0	$33.2	$(13.2)	(39.8)%
Depreciation and intangible amortization	1.4	2.6	(1.2)	(46.2)%

Operating expenses	$21.4	$35.8	$(14.4)	(40.2)%

Operating expenses decreased primarily due to:

•	a reduction in general and administrative expense due to:

•	the settlement of a $12.6 million future liability for $5 million, which resulted in a $7.6 million release of liabilities;

•	a $5.5 million or 31.6% decrease in corporate compensation expense, related primarily to cost savings measures of $2.9 million and reduced stock compensation of $2.5 million; and

•	a $2.7 million reduction in professional fees; and

•	a reduction of depreciation expense due to certain assets becoming fully depreciated.

Additional Consolidated Results.

•	Interest expense decreased primarily due to lower average interest rates offset by increased average outstanding loan balances.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

As discussed in greater detail below under “Capital Structure,” on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010, and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded the amended revolving credit facility, Term A loan facility and Term B loan facility. This amended facility and our other indebtedness may impact our business by, among other things:

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in certain strategic initiatives, consequently placing us at a competitive disadvantage to our competitors;

•

requiring that a substantial portion of our cash flows from operations be used for debt service payments on our amended revolving credit facility beginning December 2009 through September 2010, thereby reducing the availability of cash flows to fund working capital requirements including inventory purchases, capital expenditures, acquisitions and other general corporate purposes; and

•	making us vulnerable to deterioration in our results of operations and to general adverse economic, market or industry conditions which could impact our ability to make our debt payments.

The amended credit facility provides us with sufficient capital to operate our business. However, if less expensive capital becomes available, we will be able to prepay the amended credit facility and replace it without penalties.

We were in compliance with the maximum leverage ratio covenant, required minimum fixed charge coverage ratio covenant, the maximum capital expenditure covenant and all other applicable covenants, as of April 5, 2009 and we expect to remain in compliance under the amended credit facility discussed below. We also expect cash on hand, cash from operations and borrowings under our amended credit facility described below to be sufficient to fund the anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy, which continues to negatively impact our ability to accurately forecast our results of operations and cash position. There remains a risk that we may not have adequate liquidity to fund our operations if we do not meet our projected financial results. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash flows. Additionally, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

If we are unable to generate sufficient cash flow from operations to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements, which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance the debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected because substantially all of our assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code. In addition, as discussed above, our financing arrangements are relatively short-term in nature, and our amended credit facility requires significant amortization payments beginning in December 2009. As a result, we will continue to face financing pressures.

In order to reduce our exposure to liquidity risks, we have embarked on a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates us, among other things:

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

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and if successful, our cash management strategy may limit certain of our operational and strategic initiatives designed to grow our business over the long term. For further discussion, see Note 2 to the consolidated financial statements.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to the consolidated financial statements for further discussion of these items.

Capital Structure

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	April 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate ranging from 4.7% to 5.9% at April 5, 2009	$205.0	$120.0
Term A loan facility, interest rate of 5.8% at April 5, 2009	10.0	18.6
Term B loan facility, interest rate ranging from 5.3% to 6.1% at April 5, 2009	58.4	59.4

Total current portion of long-term debt	273.4	198.0
Current portion of capital lease obligations	7.8	8.5

	$281.2	$206.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	April 5, 2009	January 4, 2009
Credit Facilities:
Term B loan facility, interest rate ranging from 5.3% to 6.1% at April 5, 2009	$275.3	$283.0
Senior Subordinated Notes, interest rate of 9.0% at April 5, 2009	300.0	300.0

Total long-term debt, less current portion	575.3	583.0
Capital lease obligations, less current portion	24.7	28.3

	$600.0	$611.3

As of April 5, 2009, $205.0 million was outstanding under our revolving credit facility (“revolver”) and $343.7 million was outstanding under the term loan portions of our credit facilities. The available borrowing capacity under the revolver, excluding the $75.0 million reserved for issuance of letters of credit provided for Viacom Inc. (“Viacom”), and $44.6 million reserved to support other letters of credit, totaled $0.4 million at April 5, 2009. Borrowings under the credit facilities accrue interest at a rate equal to either the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at April 5, 2009 for borrowings under the credit facilities was 5.5%. As of April 5, 2009, commitment fees are charged at an annual rate of 0.375% on the unused portion of the revolver, and participation and fronting fees are also incurred on letters of credit.

The Term A Loan Facility is payable in quarterly installments of 3.75% of the original principal balance from October 2005 through July 2008, and 13.75% of the original principal balance beginning October 2008 through August 2009. The Term B Loan Facility is payable in quarterly installments of 0.25% of the original principal balance from October 2005 through July 2008, 2.5% of the original principal balance beginning October 2008 through July 2010 and 19.25% of the original principal balance beginning October 2010 through August 2011. The term loans are subject to mandatory prepayments from a portion of proceeds from asset sales and excess cash flow. The scheduled principal payments for the Term A and B loan facilities have and will continue to be adjusted to reflect any prepayments resulting from excess cash flow we generated as discussed below.

Beginning with fiscal 2005, we were required to make prepayments on the Credit Facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by the amended and restated credit agreement. Such payments are due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009, which was classified as “Current portion of long-term debt” on our Consolidated Balance Sheets as of April 5, 2009.

Additionally, we were required to make prepayments on the Credit Facilities related to sales of store operations and property and equipment, as defined by the amended and restated credit agreement. There were no required prepayments related to sales of assets during the first quarter of 2009. We made a prepayment of $0.3 million during the first quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On April 13, 2009, Standard & Poor’s Ratings Service downgraded our credit ratings to CCC+ from B in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. As a result of the downgrade, our borrowing rate increased 25 basis points effective April 13, 2009. Any further downgrade in our credit ratings could further affect our ability to access capital in the future upon acceptable terms and conditions.

See Note 2 to the consolidated financial statements for additional information.

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is a wholly owned subsidiary of Blockbuster Canada Inc., which is a wholly owned subsidiary of Blockbuster Inc.

The Canadian Credit Facility provides for a single advance non-revolving loan in the amount of CAN $25 million (the “Facility A Loan”) and, at the Lender’s discretion, a single advance non-revolving loan in the amount of CAN $10 million (the “Facility B Loan,” and together with the Facility A Loan, the “Loans”) and is secured by substantially all of the assets of BB Canada. Proceeds of the Loan are to be used for general corporate purposes. The Canadian Credit Facility matures on the earlier of September 30, 2010 or the date the Amended Revolver (as defined under “Amended Credit Facility,” below) terminates.

The Canadian Credit Facility closed on May 8, 2009, and the full amount of the Facility A Loan was advanced on May 11, 2009 into a controlled disbursement account out of which disbursements are made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. BB Canada may request the Facility B Loan advance at any time after the 60th day following the Facility A Loan advance, and funding of the Facility B Loan is subject to the Lender’s discretion. If funded, proceeds of the Facility B Loan are to be advanced into a controlled disbursement account to be disbursed in the manner provided for the Facility A Loan proceeds. The formula for disbursing Proceeds is based upon a borrowing base of “Eligible Inventory” defined in the Canadian Credit Facility. Outstanding Loan amounts bear interest at 18% per annum.

We have paid or will pay the following fees in connection with the Canadian Credit Facility:

•	a non-refundable facility fee of CAN $250,000 paid upon execution of the Canadian Credit Facility;

•	a non-refundable facility fee equal to 1% of the amount of the Facility B Loan advance, paid upon funding of the Facility B Loan;

•	a monthly maintenance and monitoring fee of CAN $1,750 for each month or partial month until the Loan is repaid in full; and

•	a fee of CAN $200,000 if the Loan is prepaid on or before November 8, 2009 or CAN $100,000 if the Loan is prepaid after November 8, 2009 but before September 20, 2010.

In connection with the Canadian Credit Facility, BB Canada has agreed, among other things, to:

•	maintain specified minimum quarterly levels of EBITDA and equity, as defined in the Canadian Credit Facility;

•

deposit all funds received from all sources, with certain limited exceptions, into designated cash management accounts to be held by the Lender as cash collateral for the Loan and from which disbursements will be made by the Lender on a daily basis into BB Canada’s disbursement account for use as operating capital;

•	limit capital expenditures in any fiscal year in the aggregate to CAN $6 million; and

•

assign to the Lender for the term of the Loan as security under the Canadian Credit Facility rights to certain trademarks and other intellectual property, and information technology systems and services that BB Canada licenses from Blockbuster, Inc.

Amended Credit Facility

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our existing revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded the amended revolving credit facility, Term A loan facility and Term B loan facility. The $250 million amended revolving credit facility (the “Amended Revolver”) will mature on September 30, 2010, and will require that we make the following amortization payments prior to and on such date:

Date	Amount of Payment
December 15, 2009	$25,000,000
January 31, 2010	$20,000,000
February 28, 2010	$20,000,000
March 31, 2010	$20,000,000
April 30, 2010	$10,000,000
May 31, 2010	$15,000,000
June 30, 2010	$50,000,000
July 31, 2010	$10,000,000
August 31, 2010	$10,000,000
September 30, 2010	any remaining outstanding amounts

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

We will borrow the full availability under the Amended Revolver through the term thereof. Borrowings under the Amended Revolver will bear interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments will be due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the Amended Revolver, Term A and Term B loan facilities would also be payable.

In connection with the Amended Revolver, certain other provisions of our credit agreement have been amended as follows:

•	we will no longer be required to make prepayments on our term loan facilities upon sales, transfers or other dispositions of assets;

•	we will no longer be subject to a mandatory available cash sweep;

•	we will be required to make certain prepayments on our revolving loans based on excess cash flow;

•

the letters of credit issued under our prior revolving credit facility will be continued and renewed when applicable and will be cash-collateralized, and we will be restricted with respect to the issuance of any new letters of credit;

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

We will pay or have paid the following fees in connection with the amendment to our credit agreement and Amended Revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the Amended Revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the Amended Revolver, and a funding fee of 11.25% to the other lenders funding the Amended Revolver, which is payable at closing;

•	an exit fee of 3% on all repayments under the Amended Revolver; and

•	a work fee of $250,000, which has been paid and credited toward the deposit and other expenses.

The following table reflects the net proceeds from the funding of the Canadian Credit Facility and the Amended Revolver:

Proceeds from Canadian Credit Facility *	$21.4
Pay fees on Canadian Credit Facility *	(0.2)
Proceeds from Amended Revolver	250.0
Pay pre-amendment revolver balance	(205.0)
Pay fees on amended credit facility	(24.3)

Net proceeds from funding	$41.9

*	Converted to US Dollars based on the May 11, 2009 exchange rate

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from funding to cash-collateralize our letter of credit requirements on May 11, 2009.

The following table sets forth our required restricted cash balance and long-term debt position immediately after the funding of the Canadian Credit Facility and the Amended Revolver:

May 12, 2009
Restricted cash	$118.3

Current portion of long-term debt
Credit facilities:
Amended Revolver	$95.0
Term A loan facility	8.7
Term B loan facility	34.6

Total current portion of long-term debt	138.3

Long-term less current portion
Credit facilities:
Amended Revolver	155.0
Canadian Credit Facility *	21.4
Term B loan facility	275.3
Senior Subordinated Notes	300.0

Total long-term debt, less current portion	751.7

Total long-term debt	$890.0

*	Converted to US Dollars based on the May 11, 2009 exchange rate

The following table sets forth our principal borrowings (payments) on long-term debt by quarter:

	Prior Revolving Credit Facility	Amended Revolver	Term A Loan Facility	Term B Loan Facility	Canadian Credit Facility *	Senior Subordinated Notes	Total Payments Due
Fiscal 2009:
Second quarter (pre-funding)	$—	$—	$(1.3)	$(23.8)	$—	$—	$(25.1)
Second quarter (post-funding)	(205.0)	250.0	—	(8.6)	21.4	—	57.8
Third quarter	—	—	(8.7)	(8.7)	—	—	(17.4)
Fourth quarter	—	(25.0)	—	(8.7)	—	—	(33.7)

	$(205.0)	$225.0	$(10.0)	$(49.8)	$21.4	$—	$(18.4)

Fiscal 2010:
First quarter	$—	$(60.0)	$—	$(8.7)	$—	$—	$(68.7)
Second quarter	—	(75.0)	—	(8.7)	—	—	(83.7)
Third quarter	—	(90.0)	—	(66.6)	(21.4)	—	(178.0)
Fourth quarter	—	—	—	(66.6)	—	—	(66.6)

	$—	$(225.0)	$—	$(150.6)	$(21.4)	$—	$(397.0)

Fiscal 2011:
First quarter	$—	$—	$—	$(66.6)	$—	$—	$(66.6)
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	(66.7)	—	—	(66.7)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$(133.3)	$—	$—	$(133.3)

Fiscal 2012:
First quarter	$—	$—	$—	$—	$—	$—	$—
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	—	—	(300.0)	(300.0)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$(300.0)	$(300.0)

*	Converted to US Dollars based on the May 11, 2009 exchange rate

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $67.7 million to $87.2 million of cash used for operating activities in the first quarter of 2009 from $19.5 million of cash used for operating activities in the first quarter of 2008.

•	Net income adjusted for non-cash items decreased $95.4 million.

•	Payables and accrued liabilities balances decreased $202.2 million.

•	Rumors of a liquidity situation caused us to aggressively pay our vendor balances well in advance of required due dates.

•	Liabilities related to our revenue sharing agreements decreased due to seasonality, a shift in our product buys to traditional purchases and weak title slate in the first quarter.

•	These reductions were offset by a $140.5 million decrease in our merchandise inventories balance and a $76.0 million decrease in rental library purchases.

Investing Activities. Net cash flows from investing activities increased $11.8 million to $8.1 million of cash used for investing activities in the first quarter of 2009 from $19.9 million used for investing activities in the first quarter of 2008, due mainly to a decrease in capital expenditures.

Financing Activities. Net cash flows from financing activities increased $57.8 million to $48.7 million of cash provided by financing activities in the first quarter of 2009 from $9.1 million of cash used for financing activities in the first quarter of 2008. This change was primarily due to:

•	a $71.5 million increase of net proceeds from debt under our credit facilities;

•	partially offset by debt financing costs of $13.9 million related to our amended credit facility discussed in Note 2 to the consolidated financial statements.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding, and we may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to service our indebtedness;

(ii)	whether, despite the amended credit facility having been fully funded on the terms contemplated, we will have sufficient liquidity to finance the ongoing obligations of our business;

(iii)	our ability to generate cash from operations or to secure replacement financing on acceptable terms and conditions upon maturity of the amended credit facility in September 2010 sufficient to allow us to continue to finance our business obligations as they become due;

(iv)	our ability to comply with operating and financial restrictions and covenants in our debt agreements;

(v)	our ability under our cash management plan to effect on a timely basis initiatives to eliminate or reduce certain expenses and maintain such initiatives so as to enable us to continue to satisfy our capital requirements;

(vi)	past and potential future downgrades in our debt ratings may adversely affect our cost of borrowing and related margins, liquidity, competitive position and access to capital markets;

(vii)	the volatility and decline in our stock price;

(viii)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(ix)	overall industry performance, current and anticipated economic conditions, and the accuracy of our estimates and judgments regarding trends impacting the home video industry;

(x)	the variability in consumer appeal of the movie titles and games software released for rental and sale and the effect of game platform cycles;

(xi)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(xii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(xiii)	the impact of changes in our consumer rental terms, including our subscription rental offers;

(xiv)	our ability to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology, market trends and consumer preferences; and

(xv)	other factors, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of April 5, 2009 and April 6, 2008, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreement. Interest rates for the credit agreement are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the credit agreement totaled $548.7 million as of April 5, 2009, and the weighted-average interest rate for these borrowings was 5.5%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in LIBOR or the other applicable rates would have a $5.6 million impact on our interest expense annually. In addition, a change in our gross leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase or decrease in the applicable margins on our Term A loan facility and Term B loan facility and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have increased by $81.3 million and $3.9 million, respectively, for the thirteen weeks ended April 5, 2009 if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 28.2% and 31.4% of our total revenues for the thirteen weeks ended April 5, 2009 and April 6, 2008, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of April 5, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of April 5, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the thirteen weeks ended April 5, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on page 49 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ Thomas M. Casey
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 14, 2009

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6	Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1 /2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).
10.6(j)*	Loan Agreement between Blockbuster Canada Co. and Callidus Capital Corporation, dated May 8, 2009.

Other Exhibits

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.