Form 10-Q
period 2009-07-05
BLOCKBUSTER INC
filed 2009-08-14
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 7, 2009:

Class A common stock, par value $.01 per share: 122,099,933

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Revenues:
Base rental revenues	$654.2	$812.0	$1,374.7	$1,713.7
Previously rented product (“PRP”) revenues	135.0	160.3	275.2	334.9

Total rental revenues	789.2	972.3	1,649.9	2,048.6
Merchandise sales	224.9	323.8	480.4	633.6
Other revenues	5.3	8.4	11.3	16.4

	1,019.4	1,304.5	2,141.6	2,698.6

Cost of sales:
Cost of rental revenues	285.7	397.5	599.9	808.0
Cost of merchandise sold	172.7	251.8	390.0	493.7

Total cost of sales	458.4	649.3	989.9	1,301.7

Gross profit	561.0	655.2	1,151.7	1,396.9

Operating expenses:
General and administrative	503.1	605.2	996.5	1,206.3
Advertising	25.6	31.9	38.0	62.4
Depreciation and intangible amortization	33.8	37.9	68.6	77.8

	562.5	675.0	1,103.1	1,346.5

Operating income (loss)	(1.5)	(19.8)	48.6	50.4
Interest expense	(28.8)	(18.4)	(46.2)	(37.6)
Interest income	0.8	0.6	1.0	1.7
Other items, net	(6.0)	(0.1)	(5.6)	0.3

Income (loss) from continuing operations before income taxes	(35.5)	(37.7)	(2.2)	14.8
Provision for income taxes	(1.4)	(4.2)	(7.0)	(11.0)

Income (loss) from continuing operations	(36.9)	(41.9)	(9.2)	3.8
Income (loss) from discontinued operations, net of tax	—	—	—	(0.3)

Net income (loss)	(36.9)	(41.9)	(9.2)	3.5
Preferred stock dividends	(2.8)	(2.8)	(5.6)	(5.6)

Net income (loss) applicable to common stockholders	$(39.7)	$(44.7)	$(14.8)	$(2.1)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.21)	$(0.23)	$(0.08)	$(0.01)
Discontinued operations	—	—	—	—

Net income (loss)	$(0.21)	$(0.23)	$(0.08)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	193.6	191.7	193.2	191.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	July 5, 2009	January 4, 2009
Assets
Current assets:
Cash and cash equivalents	$99.0	$154.9
Restricted cash	123.9	—
Receivables, less allowances of $6.6 and $7.4 for 2009 and 2008, respectively	63.3	117.1
Merchandise inventories	299.1	432.8
Rental library, net	336.5	355.8
Deferred income taxes	11.7	13.4
Prepaid and other current assets	136.2	184.6

Total current assets	1,069.7	1,258.6
Property and equipment, net	355.2	406.0
Deferred income taxes	102.8	124.3
Intangibles, net	10.7	11.5
Goodwill	338.1	338.1
Other assets	58.9	16.0

	$1,935.4	$2,154.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$243.8	$427.3
Accrued expenses	390.8	493.8
Current portion of long-term debt	203.3	198.0
Current portion of capital lease obligations	7.0	8.5
Deferred income taxes	101.6	125.8

Total current liabilities	946.5	1,253.4
Long-term debt, less current portion	678.1	583.0
Capital lease obligations, less current portion	23.4	28.3
Other liabilities	63.3	75.5

	1,711.3	1,940.2

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share with a liquidation preference of $1,000 per share; 100 shares authorized; 0.146 and 0.150 shares issued and outstanding for 2009 and 2008	145.9	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 122.1 and 120.7 shares issued and outstanding for 2009 and 2008	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2009 and 2008	0.7	0.7
Additional paid-in capital	5,381.7	5,378.4
Accumulated deficit	(5,237.9)	(5,228.7)
Accumulated other comprehensive loss	(67.5)	(87.3)

Total stockholders’ equity	224.1	214.3

	$1,935.4	$2,154.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008
Cash flows from operating activities:
Net income (loss)	$(9.2)	$3.5
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	68.6	77.8
Rental library purchases	(226.4)	(340.5)
Rental library amortization	253.2	379.8
Non-cash share-based compensation	4.4	9.8
Deferred taxes and other	(2.0)	(0.8)
Changes in operating assets and liabilities:
Change in receivables	52.8	27.8
Change in merchandise inventories	140.0	(98.8)
Change in prepaid and other assets	48.6	(19.2)
Change in accounts payable	(179.7)	(44.2)
Change in accrued expenses and other liabilities	(123.3)	(78.1)

Net cash provided by (used in) operating activities	27.0	(82.9)

Cash flows from investing activities:
Capital expenditures	(14.0)	(40.6)
Change in restricted cash	(123.9)	—
Other investing activities	0.7	(0.1)

Net cash provided by (used in) investing activities	(137.2)	(40.7)

Cash flows from financing activities:
Proceeds from credit agreements	381.4	115.0
Repayments on credit agreement	(281.1)	(27.3)
Cash dividends on preferred stock	(2.8)	(5.6)
Debt financing costs	(40.3)	—
Capital lease payments	(4.2)	(5.1)

Net cash provided by (used in) financing activities	53.0	77.0

Effect of exchange rate changes on cash	1.3	2.1

Net decrease in cash and cash equivalents	(55.9)	(44.5)
Cash and cash equivalents at beginning of period	154.9	184.6

Cash and cash equivalents at end of period	$99.0	$140.1

Supplemental cash flow information:
Cash payments for interest	$38.1	$35.4
Cash payments for income taxes	$14.2	$14.7

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of our financial position and our results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation. We have performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were available to be issued.

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

Restricted Cash

Restricted cash, which is separately stated from our cash and cash equivalents, primarily represents the cash collateral for our letters of credit. On April 2, 2009, we amended our revolving credit facility. Under the terms of the amendment, we have cash-collateralized our letters of credit. See Note 2 below for further discussion.

Restricted cash consists of the following as of July 5, 2009:

	Domestic	International	Total
Letters of credit cash collateral	$118.3	$0.5	$118.8
Credit facility	—	4.8	4.8
Other	0.3	—	0.3

	$118.6	$5.3	$123.9

Goodwill and Intangible Assets

We assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility and we recently lowered our forecasted expectations for 2009 financial results. These circumstances are factors that may indicate the need to complete an interim impairment test and potentially recognize a non-cash impairment charge during the third quarter of 2009. Our goodwill balance totaled $338.1 million as of July 5, 2009. Any required non-cash impairment charge could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Fair Value of Financial Instruments

At July 5, 2009, our carrying value of financial instruments approximated fair value except for $559.9 million aggregate principal amount outstanding under our senior secured credit facilities (“Credit Facilities”) and our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The estimated fair values of our Credit Facilities and Senior Subordinated Notes at July 5, 2009, based on recent trading activity and quoted market prices, were approximately $477.6 million and $147.0 million, respectively. During fiscal 2008 and 2007, no financial instruments were held or issued for trading purposes.

Store Closures

As of July 5, 2009 and January 4, 2009, the remaining liability to be paid in the future related to store closure reserves was $8.0 million and $7.4 million, respectively. We made payments of $3.7 million in rent and lease termination costs during the twenty-six weeks ended July 5, 2009. There have been no significant adjustments to previously accrued store closure costs during 2009.

The following table presents operating expenses related to store closures during the thirteen and twenty-six weeks ended July 5, 2009 and July 6, 2008:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Closed store accruals and lease termination costs	$2.5	$1.3	$3.6	$1.5
Accelerated depreciation	0.8	1.3	3.1	3.9

Total store closure expense	$3.3	$2.6	$6.7	$5.4

Severance Charges

The following table presents the activity in severance liability for the twenty-six weeks ended July 5, 2009 and July 6, 2008:

	Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008
Beginning balance	$4.7	$15.5
Expense incurred and accrued	3.7	3.1
Adjustments to accruals	(0.4)	(2.2)
Reclassification	—	(0.7)
Amount paid	(5.6)	(9.5)

Ending balance	$2.4	$6.2

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that when prepared in accordance with US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive loss of $67.5 million and $87.3 million as of July 5, 2009 and January 4, 2009, respectively.

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 5, 2009 and July 6, 2008 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Net income (loss)	$(36.9)	$(41.9)	$(9.2)	$3.5
Foreign currency translation adjustment, net of tax	21.9	2.7	19.8	6.5

Total comprehensive income (loss)	$(15.0)	$(39.2)	$10.6	$10.0

Income Taxes

As of July 5, 2009, our liability for uncertain tax positions was approximately $2.3 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive impact on our effective tax rate.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of July 5, 2009, we had recorded liabilities of approximately $0.3 million associated with accrued interest and penalties related to uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 17.5 million and 18.5 million shares of Class A common stock were outstanding as of July 5, 2009 and July 6, 2008, respectively. Additionally, 6.3 million and 1.7 million restricted shares and restricted share units that can be settled in shares of Class A common stock were outstanding as of July 5, 2009 and July 6, 2008, respectively. For the thirteen and twenty-six weeks ended July 5, 2009 and July 6, 2008, the inclusion of all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock would be anti-dilutive and were therefore excluded from the computation of the weighted-average shares for dilutive EPS.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the two consecutive quarterly periods beginning on February 15, 2009 and ending on August 14, 2009. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $2.8 million has been accumulated as of July 5, 2009.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard has not had a material impact as of July 5, 2009, but will impact our accounting treatment for future business combinations.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for our quarter ending July 5, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for our quarter ending July 5, 2009. Because SFAS 165 applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies, the Codification is not supposed to change US GAAP, but is intended to make it easier to find and research guidance applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative US GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 2—Liquidity, Credit Agreement and Other Debt

Liquidity

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the prior revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010, and (b) amend certain financial covenants, other covenants and other terms in our prior revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded our amended revolving credit facility, Term A loan facility and Term B loan facility. This amended facility and our other indebtedness may impact our business by, among other things:

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

We are actively pursuing refinancing our debt to extend the availability of capital beyond our current debt maturity dates. If our efforts are successful, we will be able to prepay the amended credit facility and replace it without penalties.

See “Amended Credit Facility” below for additional information regarding our amended credit facility.

In recent months, our operating results and overall liquidity position have been negatively impacted due to competitive industry conditions and the current state of the global economy. However, we expect cash on hand, cash from operations and anticipated external liquidity generating events, such as divestitures of certain non-core international assets and the reduction of amounts committed under one or more outstanding letters of credit, will be sufficient to fund our anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. This expectation is subject to a number of assumptions, many of which are outside of our control. Such assumptions include, among others, that we achieve our projected financial results for the remainder of 2009 and 2010, we complete the divestiture of certain of our international assets, we reduce our obligations under letters of credit or other external liquidity generating events and that there is no significant contraction in our trade terms. In recent months, our ability to accurately forecast our results of operations and cash position has been negatively impacted due to the contingent nature of certain of the anticipated external liquidity generating events, as well as competitive pressures, rapidly changing consumer preferences for acquisition of video and game entertainment, and the current state of the global economy. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash from operations.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

In order to reduce our exposure to liquidity risk, we have implemented a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates, among other things:

•	reducing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	managing our working capital through the optimization of inventory levels;

•	continuing to renegotiate leases to generate significant reductions in future store occupancy costs;

•	reducing expenditures on consultants and professional service providers;

•	restructuring and reengineering our organization and processes to reduce our operating costs and increase efficiency;

•	working to further reduce our obligations in connection with the provision of letters of credit;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

•	exploring the availability of issuing additional equity or debt securities; and

•	allowing preferred stock dividends to accumulate or paying preferred stock dividends in-kind as opposed to in cash.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Our cash management strategy has limited certain of our operational and strategic initiatives designed to grow our business over the long term and will continue to do so for as long as the strategy remains in place. For us to proceed with certain anticipated external liquidity generating events such as the divestiture of non-core international assets, we will be required to obtain an amendment to our credit facility. We cannot be assured of obtaining such an amendment.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Given our liquidity limitations and uncertainty surrounding our ability to finance our obligations as they become due, we are currently in discussions with some of the large studios regarding the credit terms for our inventory purchases. If the studios further tighten their credit terms or if studios eliminate their provision of credit to us altogether, this could result in up-front cash commitments that we may be unable to sustain on a long-term basis given our debt service and other business obligations. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our results of operations and financial performance would suffer.

As part of our ongoing efforts to better manage working capital and work within our liquidity constraints, we have and may continue to lengthen the cycle of payables to certain vendors. As of July 5, 2009, our accounts payable balance was $243.8 million, compared our accounts payable balance of $427.3 million at January 4, 2009, and $433.2 million at July 6, 2008. The year over year decline in accounts payable was primarily a result of reduced general and administrative spending and lower inventory purchases. We may attempt to manage working capital on a go-forward basis in a manner that will result in increased accounts payable balances over time.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Our amended credit facility requires significant amortization payments beginning in December 2009. If we are unable to generate sufficient cash flow from operations or if we cannot generate sufficient additional liquidity through the anticipated divestiture of certain non-core assets to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements, which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance our debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected by unfavorable conditions in the worldwide credit markets, because substantially all of our domestic and Canadian assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to make scheduled amortization payments, or if we are unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 for further discussion of these items.

Credit Agreement

The following table sets forth our current portion of long-term debt and capital lease obligations:

	July 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate of 13.5% at July 5, 2009	$160.0	$120.0
Term A loan facility, interest rate of 4.2% at July 5, 2009	8.7	18.6
Term B loan facility, interest rate ranging from 4.9% to 5.5% at July 5, 2009	34.6	59.4

Total current portion of long-term debt	203.3	198.0
Current portion of capital lease obligations	7.0	8.5

	$210.3	$206.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	July 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate of 13.5% at July 5, 2009	$90.0	$—
Term B loan facility, interest rate ranging from 4.9% to 5.5% at July 5, 2009	266.6	283.0
Canadian Credit Facility, interest rate of 18.0% at July 5, 2009	21.5	—
Senior Subordinated Notes, interest rate of 9.0% at July 5, 2009	300.0	300.0

Total long-term debt, less current portion	678.1	583.0
Capital lease obligations, less current portion	23.4	28.3

	$701.5	$611.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

As of July 5, 2009, $250.0 million was outstanding under our amended revolving credit facility (“revolver”) and $309.9 million was outstanding under the term loan portions of our amended credit facilities. Borrowings under the credit facilities accrue interest at a rate equal to the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 5, 2009 for borrowings under the credit facilities was 9.2%.

As of July 5, 2009, $300.0 million of principal was outstanding under our Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year.

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

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009.

Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. There were no required prepayments related to sales of assets during the first and second quarters of 2009. We made a prepayment of $0.3 million during the first quarter of 2008. We did not have any required prepayments during the second quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On April 13, 2009, Standard & Poor’s Ratings Service downgraded our credit ratings to CCC from B- in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. As a result of the downgrade, our borrowing rate increased 25 basis points effective April 13, 2009. On April 17, 2009, Moody’s Investors Service downgraded our probability of default rating to Caa3 from Caa1, reflecting our continued exposure to refinancing risk, short payment schedule of the revolving credit and Term B loan facilities as well as the restrictive terms of the amended revolving credit facility that limits our ability to invest in our business. Any further downgrade in our credit ratings could adversely affect our ability to access capital in the future upon acceptable terms and conditions.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is a wholly-owned subsidiary of Blockbuster Canada Inc., which in turn is a wholly-owned subsidiary of Blockbuster Inc.

The Canadian Credit Facility provides for a single advance non-revolving loan in the amount of CAN $25 million (the “Facility A Loan”) and, at the Lender’s discretion, a single advance non-revolving loan in the amount of CAN $10 million (the “Facility B Loan,” and together with the Facility A Loan, the “Loans”) and is secured by substantially all of the assets of BB Canada. Proceeds of the Loans are to be used for general corporate purposes. The Canadian Credit Facility matures on the earlier of September 30, 2010 or the date the Amended Revolver (as defined under “Amended Credit Facility” below) terminates.

The Canadian Credit Facility closed on May 8, 2009, and the full amount of the Facility A Loan was advanced on May 11, 2009 into a controlled disbursement account out of which disbursements are made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. BB Canada may request the Facility B Loan advance at any time after the 60th day following the Facility A Loan advance, and funding of the Facility B Loan is subject to the Lender’s discretion. If funded, proceeds of the Facility B Loan are to be advanced into a controlled disbursement account to be disbursed in the manner provided for the Facility A Loan proceeds. The formula for disbursement is based upon a borrowing base of “Eligible Inventory” as defined in the Canadian Credit Facility. Outstanding Loan amounts bear interest at 18% per annum.

We have paid or will pay the following fees in connection with the Canadian Credit Facility:

•	a non-refundable facility fee of CAN $250,000 paid upon execution of the Canadian Credit Facility;

•	a non-refundable facility fee equal to 1% of the amount of the Facility B Loan advance, paid upon funding of the Facility B Loan;

•	a monthly maintenance and monitoring fee of CAN $1,750 for each month or partial month until the Loans are repaid in full; and

•	a fee of CAN $200,000 if the Loans are prepaid on or before November 8, 2009 or CAN $100,000 if the Loans are prepaid after November 8, 2009 but before September 20, 2010.

In connection with the Canadian Credit Facility, BB Canada has agreed, among other things, to:

•	maintain specified minimum quarterly levels of EBITDA and equity, as defined in the Canadian Credit Facility;

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

•

assign to the Lender for the term of the Loan as security under the Canadian Credit Facility rights to certain trademarks and other intellectual property, and information technology systems and services that BB Canada licenses from Blockbuster Inc.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

We were in compliance with the minimum EBITDA covenant, required minimum equity covenant, the maximum capital expenditure covenant and all other applicable covenants, as of July 5, 2009.

Amended Credit Facility

As discussed above, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our prior revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded the amended revolving credit facility, Term A loan facility and Term B loan facility. The $250 million amended revolving credit facility (the “Amended Revolver”) will mature on September 30, 2010, and requires that we make the following amortization payments prior to and on such date:

Date	Amount of Payment
December 15, 2009	$25.0
January 31, 2010	$20.0
February 28, 2010	$20.0
March 31, 2010	$20.0
April 30, 2010	$10.0
May 31, 2010	$15.0
June 30, 2010	$50.0
July 31, 2010	$10.0
August 31, 2010	$10.0
September 30, 2010	any remaining outstanding amounts

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

We will borrow the full availability under the Amended Revolver through the term thereof. Borrowings under the Amended Revolver bear interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments are due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the Amended Revolver, Term A and Term B loan facilities would also be payable.

In connection with the Amended Revolver, certain other provisions of our credit agreement have been amended as follows:

•	we are no longer required to make prepayments on our term loan facilities upon sales, transfers or other dispositions of assets;

•	we are no longer subject to a mandatory available cash sweep;

•	we are required to make certain prepayments on our revolving loans based on excess cash flow;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•

the letters of credit issued under our prior revolving credit facility have been continued and cash-collateralized and will be renewed when applicable, and we are restricted with respect to the issuance of any new letters of credit;

•

to the extent cash collateral is released with respect to the letters of credit in an amount in excess of $52.5 million, we are required to repay the revolving loans with such amounts, allocated to the amortization schedule in reverse order of maturity;

•	80% of the net proceeds of any foreign indebtedness incurred is required to be used to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain extraordinary receipts received (which do not include disposition proceeds or insurance or condemnation proceeds), we are required to apply the net proceeds to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain other indebtedness and equity offerings, we are required to repay the revolving loans (x) with 75% of any net proceeds greater than $25 million and less than $50 million and (y) with 50% of any net proceeds greater than $50 million;

•

to the extent that the outstanding principal balance of the revolving loans on April 30, 2010 is in excess of $75 million, we will be required to pay a fee to the revolving lenders equal to the lesser of $5 million and 10% of such excess;

•

we are permitted to enter into the sale and leaseback of our domestic store locations, provided that the fair market value of all property sold does not exceed $28 million, and after giving effect to such sale the Leverage Ratio does not exceed 2.50 to 1.00;

•	we are restricted against paying dividends on our common stock until the revolving loans are paid in full;

•	we are restricted from making additional investments in Foreign Subsidiaries in excess of $20 million;

•	we are permitted to enter into certain intercompany affiliate transactions with non-loan parties on an arms’ length basis;

•

our Fixed Charge Coverage Ratio was amended such that we are required to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 for periods ending March 31, 2009 through January 3, 2010, and of not less than 1.30 to 1.00 for periods ending March 31, 2010 and thereafter;

•	our Leverage Ratio was amended such that we are required to maintain a maximum Leverage Ratio of 2.75 to 1.00, tested on a quarterly basis; and

•

we are restricted from making capital expenditures (a) in excess of $30 million in the 2009 fiscal year, (b) in excess of $40 million in the 2010 fiscal year, plus up to $10 million of amounts unused in the 2009 fiscal year, and (c) in excess of $80 million in the 2011 fiscal year.

We will pay or have paid the following fees in connection with the amendment to our credit agreement and Amended Revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the Amended Revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the Amended Revolver, and a funding fee of 11.25% to the other lenders funding the Amended Revolver;

•	letter of credit fees computed at a rate 2% per annum on the aggregate face amount of outstanding letters of credit;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•	an exit fee of 3% on all repayments of the Amended Revolver; and

•	a work fee of $250,000, which was credited toward deposit and other expenses.

The following table reflects the net proceeds from the funding of the Canadian Credit Facility and the Amended Revolver:

Proceeds from Canadian Credit Facility (1)	$21.4
Payment of fees on Canadian Credit Facility (1)	(0.2)
Proceeds from Amended Revolver	250.0
Payment of pre-amendment revolver balance	(205.0)
Payment of fees on amended credit facility (2)	(24.3)

Net proceeds from funding	$41.9

(1)	Converted to US Dollars based on the May 11, 2009 exchange rate.

(2)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the fundings to cash-collateralize our letter of credit requirements on May 11, 2009.

The following table sets forth our principal borrowings (payments) on long-term debt by quarter:

	Prior Revolving Credit Facility	Amended Revolver	Term A Loan Facility	Term B Loan Facility	Canadian Credit Facility *	Senior Subordinated Notes	Total Payments Due
Fiscal 2009:
Second quarter (pre-funding)	$—	$—	$(1.3)	$(23.8)	$—	$—	$(25.1)
Second quarter (post-funding)	(205.0)	250.0	—	(8.7)	21.4	—	57.7
Third quarter	—	—	(8.7)	(8.6)	—	—	(17.3)
Fourth quarter	—	(25.0)	—	(8.7)	—	—	(33.7)

	$(205.0)	$225.0	$(10.0)	$(49.8)	$21.4	$—	$(18.4)

Fiscal 2010:
First quarter	$—	$(60.0)	$—	$(8.6)	$—	$—	$(68.6)
Second quarter	—	(75.0)	—	(8.7)	—	—	(83.7)
Third quarter	—	(90.0)	—	(66.6)	(21.4)	—	(178.0)
Fourth quarter	—	—	—	(66.7)	—	—	(66.7)

	$—	$(225.0)	$—	$(150.6)	$(21.4)	$—	$(397.0)

Fiscal 2011:
First quarter	$—	$—	$—	$(66.6)	$—	$—	$(66.6)
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	(66.7)	—	—	(66.7)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$(133.3)	$—	$—	$(133.3)

Fiscal 2012:
First quarter	$—	$—	$—	$—	$—	$—	$—
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	—	—	(300.0)	(300.0)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$(300.0)	$(300.0)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

*	Converted to US Dollars based on the May 11, 2009 exchange rate

We were in compliance with the maximum leverage ratio covenant, required minimum fixed charge coverage ratio covenant, the maximum capital expenditure covenant and all other applicable covenants, as of July 5, 2009, and we expect to remain in compliance under the amended credit facility for the foreseeable future.

Note 3—Stock and Share-Based Payments

For the thirteen weeks ended July 5, 2009 and July 6, 2008, we recognized $2.4 million and $5.6 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units. For the twenty-six weeks ended July 5, 2009 and July 6, 2008, we recognized approximately $4.4 million and $9.8 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the twenty-six weeks ended July 5, 2009, no stock options were granted or exercised and 0.6 million stock options were cancelled. In addition, 5.6 million restricted shares or restricted share units were granted to employees, 1.0 million restricted shares and restricted share units vested, and 0.1 million restricted shares and restricted share units were cancelled. As of July 5, 2009, 17.5 million stock options and 6.3 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of July 5, 2009 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Twenty-six week period ending January 3, 2010	$1.4	$1.4	$2.8
Year ending January 2, 2011	1.2	1.3	2.5
Year ending January 1, 2012 and thereafter	0.5	—	0.5

Total	$3.1	$2.7	$5.8

Note 4—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $0.8 million and $3.3 million, respectively, for the thirteen and twenty-six weeks ended July 5, 2009, and $32.2 million and $36.6 million, respectively, for the thirteen and twenty-six weeks ended July 6, 2008, respectively, pursuant to our commercial arrangements with Take-Two. At

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

July 5, 2009, our Consolidated Balance Sheets included $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $0.5 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.” At January 4, 2009, our Consolidated Balance Sheets included $1.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $2.6 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.”

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

Blockbuster is a defendant in two putative class action lawsuits arising out of our “no late fees” program. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleges fraud and unjust enrichment and seeks equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. We believe that this claim is without merit and we intend to vigorously defend ourselves. On May 20, 2009, Nicholas Lampone filed a putative class action in the Superior Court of Los Angeles County, California alleging Blockbuster’s “no late fees” program is a breach of contract and violates California’s consumer protection and unfair competition statutes prohibiting unfair, unlawful and deceptive business practices. Plaintiff seeks class certification, restitution, injunctive relief, general damages, special damages, compensatory damages, punitive damages, equitable relief, attorneys’ fees, interest, and costs. Blockbuster removed the case to the United States District Court for the Central District of California. We believe that this claim is without merit and we intend to vigorously defend ourselves.

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended July 5, 2009
Revenues	$712.0	$307.4	$—	$1,019.4
Operating income (loss)	28.6	2.6	(32.7)	(1.5)
Depreciation and intangible amortization	24.5	7.9	1.4	33.8
Net capital expenditures	3.3	0.9	1.3	5.5

Thirteen weeks ended July 6, 2008
Revenues	$896.5	$408.0	$—	$1,304.5
Operating income (loss)	21.1	2.1	(43.0)	(19.8)
Depreciation and intangible amortization	24.8	11.7	1.4	37.9
Net capital expenditures	12.0	6.1	2.6	20.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Domestic Segment	International Segment	Unallocated Corporate	Total
Twenty-six weeks ended July 5, 2009
Revenues	$1,518.2	$623.4	$—	$2,141.6
Operating income (loss)	89.4	13.3	(54.1)	48.6
Depreciation and intangible amortization	50.1	15.7	2.8	68.6
Net capital expenditures	9.3	2.2	2.5	14.0

Twenty-six weeks ended July 6, 2008
Revenues	$1,853.3	$845.3	$—	$2,698.6
Operating income (loss)	105.3	24.0	(78.9)	50.4
Depreciation and intangible amortization	50.7	23.0	4.1	77.8
Net capital expenditures	27.7	8.5	4.4	40.6

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

	Statement of Operations for the Thirteen Weeks Ended July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$609.8	$—	$179.4	$—	$789.2
Merchandise sales	97.8	—	127.1	—	224.9
Other revenues	11.8	17.1	0.5	(24.1)	5.3

	719.4	17.1	307.0	(24.1)	1,019.4

Cost of sales:
Cost of rental revenues	227.2	—	58.5	—	285.7
Cost of merchandise sold	78.8	—	93.9	—	172.7

	306.0	—	152.4	—	458.4

Gross profit	413.4	17.1	154.6	(24.1)	561.0

Operating expenses:
General and administrative	366.1	17.1	144.0	(24.1)	503.1
Advertising	19.2	—	6.4	—	25.6
Depreciation and intangible amortization	26.0	—	7.8	—	33.8

	411.3	17.1	158.2	(24.1)	562.5

Operating income (loss)	2.1	—	(3.6)	—	(1.5)
Interest (expense) income, net	(28.6)	—	0.6	—	(28.0)
Other items, net	(5.9)	—	(0.1)	—	(6.0)

Income (loss) before income taxes	(32.4)	—	(3.1)	—	(35.5)
Provision for income taxes	(0.2)	—	(1.2)	—	(1.4)
Equity in income (loss) of affiliated companies, net of tax	(4.3)	—	—	4.3	—

Net income (loss)	$(36.9)	$—	$(4.3)	$4.3	$(36.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$749.4	$—	$222.9	$—	$972.3
Merchandise sales	140.9	—	182.9	—	323.8
Other revenues	16.9	23.3	1.6	(33.4)	8.4

	907.2	23.3	407.4	(33.4)	1,304.5

Cost of sales:
Cost of rental revenues	323.7	—	73.8	—	397.5
Cost of merchandise sold	111.8	—	140.0	—	251.8

	435.5	—	213.8	—	649.3

Gross profit	471.7	23.3	193.6	(33.4)	655.2

Operating expenses:
General and administrative	434.0	23.3	181.3	(33.4)	605.2
Advertising	24.9	—	7.0	—	31.9
Depreciation and intangible amortization	26.2	—	11.7	— —	37.9

	485.1	23.3	200.0	(33.4)	675.0

Operating income (loss)	(13.4)	—	(6.4)	—	(19.8)
Interest (expense) income, net	(19.1)		1.3	—	(17.8)
Other items, net	(0.2)	—	0.1	—	(0.1)

Income (loss) from continuing operations before income taxes	(32.7)	—	(5.0)	—	(37.7)
Provision for income taxes	(1.4)	—	(2.8)	—	(4.2)
Equity in income (loss) of affiliated companies, net of tax	(7.8)	—	—	7.8	—

Net income (loss)	$(41.9)	$—	$(7.8)	$7.8	$(41.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,292.6	$—	$357.3	$—	$1,649.9
Merchandise sales	216.0	—	264.4	—	480.4
Other revenues	24.6	34.6	1.0	(48.9)	11.3

	1,533.2	34.6	622.7	(48.9)	2,141.6

Cost of sales:
Cost of rental revenues	484.8	—	115.1	—	599.9
Cost of merchandise sold	193.4	—	196.6	—	390.0

	678.2	—	311.7	—	989.9

Gross profit	855.0	34.6	311.0	(48.9)	1,151.7

Operating expenses:
General and administrative	728.3	34.7	282.4	(48.9)	996.5
Advertising	25.9	—	12.1	—	38.0
Depreciation and intangible amortization	53.0	—	15.6	—	68.6

	807.2	34.7	310.1	(48.9)	1,103.1

Operating income (loss)	47.8	(0.1)	0.9	—	48.6
Interest (expense) income, net	(46.6)	—	1.4	—	(45.2)
Other items, net	(7.3)	—	1.7	—	(5.6)

Income (loss) before income taxes	(6.1)	(0.1)	4.0	—	(2.2)
Provision for income taxes	(2.3)	—	(4.7)	—	(7.0)
Equity in income (loss) of affiliated companies, net of tax	(0.8)	—	—	0.8	—

Net income (loss)	$(9.2)	$(0.1)	$(0.7)	$0.8	$(9.2)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,574.8	$—	$473.8	$—	$2,048.6
Merchandise sales	266.0	—	367.6	—	633.6
Other revenues	35.3	44.4	2.5	(65.8)	16.4

	1,876.1	44.4	843.9	(65.8)	2,698.6

Cost of sales:
Cost of rental revenues	660.3	—	147.7	—	808.0
Cost of merchandise sold	212.5	—	281.2	—	493.7

	872.8	—	428.9	—	1,301.7

Gross profit	1,003.3	44.4	415.0	(65.8)	1,396.9

Operating expenses:
General and administrative	859.7	44.5	367.9	(65.8)	1,206.3
Advertising	43.9	—	18.5	—	62.4
Depreciation and intangible amortization	54.8	—	23.0	—	77.8

	958.4	44.5	409.4	(65.8)	1,346.5

Operating income (loss)	44.9	(0.1)	5.6	—	50.4
Interest (expense) income, net	(38.5)		2.6	—	(35.9)
Other items, net	0.3	—	—	—	0.3

Income (loss) from continuing operations before income taxes	6.7	(0.1)	8.2	—	14.8
Provision for income taxes	(2.3)	—	(8.7)	—	(11.0)
Equity in income (loss) of affiliated companies, net of tax	(0.9)	—	—	0.9	—

Income (loss) from continuing operations	3.5	(0.1)	(0.5)	0.9	3.8
Income (loss) from discontinued operations, net of tax	—	(0.2)	(0.1)	—	(0.3)

Net income (loss)	$3.5	$(0.3)	$(0.6)	$0.9	$3.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$62.2	$0.6	$36.2	$—	$99.0
Restricted cash	118.6	—	5.3	—	123.9
Receivables, net	40.6	—	22.7	—	63.3
Intercompany receivables	—	0.8	88.7	(89.5)	—
Merchandise inventories	147.5	—	151.6	—	299.1
Rental library, net	245.0	—	91.5	—	336.5
Deferred income taxes	—	—	11.7	—	11.7
Prepaid and other current assets	98.4	—	37.8	—	136.2

Total current assets	712.3	1.4	445.5	(89.5)	1,069.7
Property and equipment, net	270.7	—	84.5	—	355.2
Deferred income taxes	88.0	—	14.8	—	102.8
Investment in subsidiaries	443.3	—	—	(443.3)	—
Intangibles, net	10.0	—	0.7	—	10.7
Goodwill	231.9	—	106.2	—	338.1
Other assets	56.6	—	2.3	—	58.9

	$1,812.8	$1.4	$654.0	$(532.8)	$1,935.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158.4	$1.9	$83.5	$—	$243.8
Intercompany payables	89.5	—	—	(89.5)	—
Accrued expenses	311.5	0.3	79.0	—	390.8
Current portion of long-term debt	203.3	—	—	—	203.3
Current portion of capital lease obligations	6.7	—	0.3	—	7.0
Deferred income taxes	88.0	—	13.6	—	101.6

Total current liabilities	857.4	2.2	176.4	(89.5)	946.5
Long-term debt, less current portion	656.6	—	21.5	—	678.1
Capital lease obligations, less current portion	23.4	—	—	—	23.4
Other liabilities	51.3	—	12.0	—	63.3

	1,588.7	2.2	209.9	(89.5)	1,711.3
Total stockholders’ equity	224.1	(0.8)	444.1	(443.3)	224.1

	$1,812.8	$1.4	$654.0	$(532.8)	$1,935.4

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.

Net cash provided by (used in) operating activities	$56.1	$0.5	$(29.6)	$—	$27.0

Investing activities:
Capital expenditures	(11.8)	—	(2.2)	—	(14.0)
Change in restricted cash	(118.6)	—	(5.3)	—	(123.9)
Other investing activities	0.5	—	0.2	—	0.7

Net cash provided by (used in) investing activities	(129.9)	—	(7.3)	—	(137.2)

Financing activities:
Proceeds from credit agreement	360.0	—	21.4	—	381.4
Repayments on credit agreement	(281.1)	—	—	—	(281.1)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt financing costs	(39.8)	—	(0.5)	—	(40.3)
Capital lease payments	(4.1)	—	(0.1)	—	(4.2)
Intercompany loans	11.3	—	(11.3)	—	—

Net cash provided by (used in) financing activities	43.5	—	9.5	—	53.0

Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Net decrease in cash and cash equivalents	(30.3)	0.5	(26.1)	—	(55.9)
Cash and cash equivalents at beginning of period	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of period	$62.2	$0.6	$36.2	$—	$99.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.

Net cash provided by (used in) operating activities	$(50.6)	$—	$(32.3)	$—	$(82.9)

Investing activities:
Capital expenditures	(32.1)	—	(8.5)	—	(40.6)
Other investing activities	—	—	(0.1)	—	(0.1)

Net cash provided by (used in) investing activities	(32.1)	—	(8.6)	—	(40.7)

Financing activities:
Proceeds from credit agreement	115.0	—	—	—	115.0
Repayments on credit agreement	(27.3)	—	—	—	(27.3)
Cash dividends	(5.6)	—	—	—	(5.6)
Capital lease payments	(5.1)	—	—	—	(5.1)
Intercompany loans	2.7	—	(2.7)	—	—

Net cash provided by (used in) financing activities	79.7	—	(2.7)	—	77.0

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Net decrease in cash and cash equivalents	(3.0)	—	(41.5)	—	(44.5)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$62.7	$0.2	$77.2	$—	$140.1

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 7,100 stores in the United States, its territories and 20 other countries as of July 5, 2009. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across five channels of distribution:

•	in-store,

•	by mail,

•	vending and kiosks,

•	online, and

•	at home (direct to the TV).

2009 Strategic Objectives

Stores—We will focus on improving the customer shopping experience by:

•	working to restructure studio contracts to improve unit availability in the remainder of 2009; and

•	continuing to benefit from the proliferation of Blu-ray.

By-Mail—We will optimize our by-mail distribution channel by:

•	enhancing our product offering with by-mail game rentals; and

•	benefitting from new multi-channel marketing efforts.

Vending—We will pursue this distribution channel through:

•	an alliance with NCR, who plans to deploy over 2,500 kiosks by the end of 2009 and a total of 10,000 kiosks by the middle of 2010; and

•	adding retail DVD product and games to our vending offering.

Digital—We have and will continue to expand our digital presence using methods such as:

•	strategic alliances with consumer electronics device manufacturers and infrastructure providers, including:

•	joining forces with Samsung to provide premium digital entertainment via select new Samsung HDTVs, home theater systems and Blu-ray players; and

•	partnering with TiVo® to provide premium digital movie titles directly to the television set via TiVo DVRs;

•	adding retail Blu-ray, DVD and games to our digital library; and

•	improvements to our blockbuster.com website.

Continued cost reductions and other financial initiatives—We intend to further reduce annualized worldwide general and administrative costs by more than $200 million through the elimination of staffing and operational redundancies in our in-store, online and corporate support structure as well as through operational improvements. Our primary focus has been on cost reductions through:

•	outsourcing and reductions in compensation expense;

•	lease renegotiations to generate significant reductions in future store occupancy costs;

•	the closure of less profitable stores; and

•	the ongoing pursuit of the sale and licensing of our international assets.

Key Financial Points for the Thirteen Weeks Ended July 5, 2009

•	Same-store revenues decreased 14.7%.

•

General and administrative expenses decreased by $102 million, or 17%, compared to prior year mainly due to continued cost reduction initiatives, a favorable foreign currency impact and the closure of approximately 5% of company-operated stores.

•	Rapidly changing consumer preferences for accessing film and game entertainment, and the worldwide economic downturn continued to negatively impact our results of operations.

•	Our amended credit facility was funded on May 11, 2009.

Outlook

During the first half of 2009, we temporarily changed our strategy to manage the business for cash conservation, not for growth. This temporary business strategy was necessary due to the upcoming debt maturities and challenging market conditions. We completed the funding of our $250 million amended and extended credit facility in May 2009. We believe that our new financing, combined with our cost saving initiatives and anticipated external liquidity enhancements, will improve our overall operational health and financial performance.

In the remainder of 2009, we plan to return to our strategic objectives above by increasing our unit availability, securing additional strategic alliances that leverage our strong brand and expand upon our digital presence, and to continue our cost reduction initiatives. We believe these actions will allow us to deliver solid operating results and improve our financial position through the substantial reduction of debt.

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

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	July 6, 2008	July 5, 2009	July 6, 2008
Statements of Operations Data:
Revenues	$1,019.4	$1,304.5	$2,141.6	$2,698.6
Cost of sales	458.4	649.3	989.9	1,301.7

Gross profit	561.0	655.2	1,151.7	1,396.9
Operating expenses	562.5	675.0	1,103.1	1,346.5

Operating income (loss)	(1.5)	(19.8)	48.6	50.4
Interest expense	(28.8)	(18.4)	(46.2)	(37.6)
Interest income	0.8	0.6	1.0	1.7
Other items, net	(6.0)	(0.1)	(5.6)	0.3

Income (loss) before income taxes	(35.5)	(37.7)	(2.2)	14.8
Provision for income taxes	(1.4)	(4.2)	(7.0)	(11.0)

Income (loss) from continuing operations	(36.9)	(41.9)	(9.2)	3.8
Income (loss) from discontinued operations, net of tax	—	—	—	(0.3)

Net Income (loss)	$(36.9)	$(41.9)	$(9.2)	$3.5

Cash Flow Data:
Cash provided by (used in) operating activities	$114.2	$(63.4)	$27.0	$(82.9)
Cash provided by (used in) investing activities	$(129.1)	$(20.8)	$(137.2)	$(40.7)
Cash provided by (used in) financing activities	$4.3	$86.1	$53.0	$77.0

Other Data:
Depreciation and intangible amortization	$33.8	$37.9	$68.6	$77.8

Margins:
Rental margin (1)	63.8%	59.1%	63.6%	60.6%
Merchandise margin (2)	23.2%	22.2%	18.8%	22.1%
Gross margin (3)	55.0%	50.2%	53.8%	51.8%

Worldwide Data:
Same-store revenues increase (decrease) (4)
Rental revenues	(10.7)%	3.5%	(11.1)%	1.9%
Merchandise sales	(26.1)%	28.0%	(15.1)%	15.1%
Total revenues	(14.7)%	9.0%	(12.1)%	4.9%

Total stores at end of period	7,129	7,619	7,129	7,619

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at July 5, 2009:
Domestic
Company-operated stores	3,750	5.5	20,754
Distribution centers	39	N/A	1,121
Corporate / regional offices	12	N/A	410
International
Company-operated stores	1,906	3.1	5,897
Distribution centers	7	N/A	180
Corporate / regional offices	7	N/A	101

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of July 5, 2009, we had 4,356 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 606 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of July 5, 2009, we had 2,773 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 20 markets outside of the United States. Of these stores, 867 stores were operated through our franchisees. In the Republic of Ireland and Northern Ireland, we operate under the XTRA-VISION® brand name due to its strong local brand awareness. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. During 2008, we sold our Chilean subsidiary coupled with a license agreement. The results for Chile have been included in continuing operations through the period in which it was sold.

The following table is a summary of operating income (loss) by business segment.

	Domestic Segment	International Segment	Unallocated/ Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended July 5, 2009
Revenues	$712.0	$307.4	$—	$1,019.4
Cost of sales	306.0	152.4	—	458.4

Gross profit	406.0	155.0	—	561.0
Operating expenses	377.4	152.4	32.7	562.5

Operating income (loss)	$28.6	$2.6	$(32.7)	$(1.5)

Thirteen Weeks Ended July 6, 2008
Revenues	$896.5	$408.0	$—	$1,304.5
Cost of sales	435.6	213.7	—	649.3

Gross profit	460.9	194.3	—	655.2
Operating expenses	439.8	192.2	43.0	675.0

Operating income (loss)	$21.1	$2.1	$(43.0)	$(19.8)

	Domestic Segment	International Segment	Unallocated/ Corporate	Total
Statement of Operations Data:
Twenty-six Weeks Ended July 5, 2009
Revenues	$1,518.2	$623.4	$—	$2,141.6
Cost of sales	678.1	311.8	—	989.9

Gross profit	840.1	311.6	—	1,151.7
Operating expenses	750.7	298.3	54.1	1,103.1

Operating income (loss)	$89.4	$13.3	$(54.1)	$48.6

Twenty-six Weeks Ended July 6, 2008
Revenues	$1,853.3	$845.3	$—	$2,698.6
Cost of sales	872.8	428.9	—	1,301.7

Gross profit	980.5	416.4	—	1,396.9
Operating expenses	875.2	392.4	78.9	1,346.5

Operating income (loss)	$105.3	$24.0	$(78.9)	$50.4

Thirteen Weeks Ended July 5, 2009 Compared with Thirteen Weeks Ended July 6, 2008

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended July 5, 2009		Thirteen Weeks Ended July 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$452.6	63.6%	$573.3	63.9%	$(120.7)	(21.1)%
Games	47.4	6.7%	52.5	5.9%	(5.1)	(9.7)%
Previously rented product (“PRP”)	109.9	15.4%	123.6	13.8%	(13.7)	(11.1)%

Total rental revenues	609.9	85.7%	749.4	83.6%	(139.5)	(18.6)%

Merchandise sales:
Movies	34.2	4.8%	47.5	5.3%	(13.3)	(28.0)%
Games	21.3	3.0%	43.3	4.8%	(22.0)	(50.8)%
General merchandise	42.2	5.9%	50.0	5.6%	(7.8)	(15.6)%

Total merchandise sales	97.7	13.7%	140.8	15.7%	(43.1)	(30.6)%

Royalties and other	4.4	0.6%	6.3	0.7%	(1.9)	(30.2)%

Total revenues	712.0	100.0%	896.5	100.0%	(184.5)	(20.6)%

Cost of sales:
Cost of rental revenues	227.1	31.9%	323.8	36.1%	(96.7)	(29.9)%
Cost of merchandise sold	78.9	11.1%	111.8	12.5%	(32.9)	(29.4)%

	306.0	43.0%	435.6	48.6%	(129.6)	(29.8)%

Gross profit	406.0	57.0%	460.9	51.4%	(54.9)	(11.9)%

Operating expenses:
General and administrative:
Stores	297.1	41.8%	343.8	38.3%	(46.7)	(13.6)%
Corporate and field	36.6	5.1%	46.3	5.2%	(9.7)	(21.0)%

Total general and administrative	333.7	46.9%	390.1	43.5%	(56.4)	(14.5)%

Advertising	19.2	2.7%	24.9	2.7%	(5.7)	(22.9)%
Depreciation and intangible amortization	24.5	3.4%	24.8	2.8%	(0.3)	(1.2)%

	377.4	53.0%	439.8	49.0%	(62.4)	(14.2)%

Operating income (loss)	$28.6	4.0%	$21.1	2.4%	$7.5	35.5%

Margins:
Rental margin	$382.8	62.8%	$425.6	56.8%	$(42.8)	(10.1)%
Merchandise margin	$18.8	19.2%	$29.0	20.6%	$(10.2)	(35.2)%
Gross margin	$406.0	57.0%	$460.9	51.4%	$(54.9)	(11.9)%

	Thirteen Weeks Ended July 5, 2009	Thirteen Weeks Ended July 6, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(13.3)%	6.5%
Merchandise revenues	(37.9)%	69.2%
Total revenues	(17.8)%	14.2%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $67.5 million decrease in same-store base rental revenues, driven by decreased active store members and lower copy depth, and includes an approximately $16 million favorable impact of price increases;

•

a $40.7 million decrease in by-mail revenues driven by a 34% average decline in by-mail subscribers, which was more than offset by related cost reductions described below under “Domestic—Gross profit;”

•	a $12.2 million decrease in same-store PRP revenues, driven by reduced store traffic and lower copy depth; and

•	a decline in company-operated stores of 186, or 4.7%, during the last four quarters, due primarily to the continued selective closure of less profitable stores.

•

Although we expect our same-store comparable sales will be lower in 2009 than in 2008, we believe that our initiatives to improve product unit availability levels and innovatively merchandise our product offerings will help at least partially offset this trend.

Domestic—Merchandise sales

•	Merchandise sales decreased due to:

•	a $31.8 million decline in same-store game sales resulting primarily from reduced inventory levels, fewer large title releases and reduced store traffic;

•	a $12.0 million decline in same-store movie sales primarily resulting from lower per unit prices and reduced inventory levels;

•	a $6.7 million decline in same-store sales of general merchandise primarily resulting from reduced inventory levels and reduced store traffic; and

•	a 4.7% decrease in company-operated stores as discussed above;

•	offset by a $15.2 million bulk sale of games to a third-party game wholesaler.

Domestic—Gross profit

•

Rental gross profit decreased due to the decrease in rental revenues, partially offset by reduced estimated costs for our by-mail offering of $45 million, primarily related to fewer by-mail rentals and fewer free in-store exchanges by BLOCKBUSTER Total Access® (“Total Access”) subscribers.

•	Merchandise gross profit decreased due to the decrease in revenues discussed above.

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

•	Advertising expense decreased $5.7 million due to decreased advertising for our online operations partially offset by increased general advertising in the second half of the quarter.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended July 5, 2009		Thirteen Weeks Ended July 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$140.7	45.7%	$173.1	42.4%	$(32.4)	(18.7)%
Games	13.5	4.4%	13.1	3.2%	0.4	3.1%
Previously rented product (“PRP”)	25.1	8.2%	36.7	9.0%	(11.6)	(31.6)%

Total rental revenues	179.3	58.3%	222.9	54.6%	(43.6)	(19.6)%

Merchandise sales:
Movies	33.1	10.8%	42.4	10.4%	(9.3)	(21.9)%
Games	61.9	20.1%	96.3	23.6%	(34.4)	(35.7)%
General merchandise	32.2	10.5%	44.3	10.9%	(12.1)	(27.3)%

Total merchandise sales	127.2	41.4%	183.0	44.9%	(55.8)	(30.5)%

Royalties and other	0.9	0.3%	2.1	0.5%	(1.2)	(57.1)%

Total revenues	307.4	100.0%	408.0	100.0%	(100.6)	(24.7)%

Cost of sales:
Cost of rental revenues	58.6	19.1%	73.7	18.1%	(15.1)	(20.5)%
Cost of merchandise sold	93.8	30.5%	140.0	34.3%	(46.2)	(33.0)%

	152.4	49.6%	213.7	52.4%	(61.3)	(28.7)%

Gross profit	155.0	50.4%	194.3	47.6%	(39.3)	(20.2)%

Operating expenses:
General and administrative	138.1	44.9%	173.5	42.5%	(35.4)	(20.4)%
Advertising	6.4	2.1%	7.0	1.7%	(0.6)	(8.6)%
Depreciation and intangible amortization	7.9	2.6%	11.7	2.9%	(3.8)	(32.5)%

	152.4	49.6%	192.2	47.1%	(39.8)	(20.7)%

Operating income (loss)	$2.6	0.8%	$2.1	0.5%	$0.5	23.8%

Margins:
Rental margin	$120.7	67.3%	$149.2	66.9%	$(28.5)	(19.1)%
Merchandise margin	$33.4	26.3%	$43.0	23.5%	$(9.6)	(22.3)%
Gross margin	$155.0	50.4%	$194.3	47.6%	$(39.3)	(20.2)%

	Thirteen Weeks Ended July 5, 2009	Thirteen Weeks Ended July 6, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	(1.2)%	(4.3)%
Merchandise revenues	(14.3)%	6.0%
Total revenues	(7.1)%	(0.1)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	We experienced an unfavorable foreign currency exchange impact of $35.2 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•

Same-store base movie rental revenues decreased 2.8% due to decreased traffic in the economic downturn, partially offset by an increase in same-store game rental revenues of 16.6%, due to the introduction of new product and an increased average rental rate.

•	Our store count has decreased by 107 stores, or 5.3%, during the last four quarters.

International—Merchandise sales

•	We experienced an unfavorable foreign currency exchange impact of $26.0 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•

Same-store sales decreased due to decreased store traffic in the economic downturn. The United Kingdom and Ireland drove the decline, partially offset by strong sales in Mexico due to the temporary closure of other entertainment venues during the swine flu epidemic.

•	Same-store game sales decreased 21.0%.

•	Same-store general merchandise sales decreased 9.1%.

•	Same-store movie sales decreased 4.5%.

•	Our store count has decreased by 5.3%, as discussed above.

International—Gross profit

•	We experienced an unfavorable foreign currency exchange impact of $30.9 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Total gross profit declined due primarily to the decrease in revenues discussed above.

International—Operating expenses

•	We experienced a favorable foreign currency exchange impact of $30.0 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	The decrease in general and administrative expenses was primarily due to:

•	a decrease in compensation expense of $3.6 million or 4.1%, excluding the impact of foreign currency exchange; and

•	$27.2 million of the favorable foreign currency exchange impact discussed above.

•	Depreciation and intangible amortization expense decreased $2.4 million, excluding the impact of foreign currency exchange, due primarily to the lower store count discussed above.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	July 5, 2009	July 6, 2008	Dollar	Percent
General and administrative	$31.3	$41.6	$(10.3)	(24.8)%
Depreciation and intangible amortization	1.4	1.4	—	0.0%

Operating expenses	$32.7	$43.0	$(10.3)	(24.0)%

Operating expenses decreased primarily due to:

•	a reduction in general and administrative expense due to:

•

a $7.5 million or 36.6% decrease in corporate compensation expense, related primarily to cost savings measures of $5.1 million related to items such as staffing reductions and bonus suspension, and reduced stock compensation expense of $2.4 million; and

•	a $3.2 million reduction in professional fees, due primarily to our cost savings measures;

•	partially offset by a $1.2 million increase in outsourcing fees.

Additional Consolidated Results.

•

Interest expense increased primarily due to increased costs for amortization of debt financing fees related to our amended and extended credit facility, and to a lesser extent, higher average debt balances.

Twenty-Six Weeks Ended July 5, 2009 Compared with Twenty-Six Weeks Ended July 6, 2008

Domestic Segment. The following table is a summary of domestic results of operations.

	Twenty-Six Weeks Ended July 5, 2009		Twenty-Six Weeks Ended July 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$968.8	63.9%	$1,205.0	65.0%	$(236.2)	(19.6)%
Games	101.7	6.7%	107.1	5.8%	(5.4)	(5.0)%
Previously rented product (“PRP”)	222.1	14.6%	262.7	14.2%	(40.6)	(15.5)%

Total rental revenues	1,292.6	85.2%	1,574.8	85.0%	(282.2)	(17.9)%

Merchandise sales:
Movies	85.3	5.5%	105.1	5.6%	(19.8)	(18.8)%
Games	43.3	2.9%	63.3	3.4%	(20.0)	(31.6)%
General merchandise	87.4	5.8%	97.5	5.3%	(10.1)	(10.4)%

Total merchandise sales	216.0	14.2%	265.9	14.3%	(49.9)	(18.8)%

Royalties and other	9.6	0.6%	12.6	0.7%	(3.0)	(23.8)%

Total revenues	1,518.2	100.0%	1,853.3	100.0%	(335.1)	(18.1)%

Cost of sales:
Cost of rental revenues	484.7	32.0%	660.3	35.6%	(175.6)	(26.6)%
Cost of merchandise sold	193.4	12.7%	212.5	11.5%	(19.1)	(9.0)%

	678.1	44.7%	872.8	47.1%	(194.7)	(22.3)%

Gross profit	840.1	55.3%	980.5	52.9%	(140.4)	(14.3)%

Operating expenses:
General and administrative:
Stores	601.9	39.6%	689.0	37.2%	(87.1)	(12.6)%
Corporate and field	72.8	4.8%	91.6	4.9%	(18.8)	(20.5)%

Total general and administrative	674.7	44.4%	780.6	42.1%	(105.9)	(13.6)%

Advertising	25.9	1.7%	43.9	2.4%	(18.0)	(41.0)%
Depreciation and intangible amortization	50.1	3.3%	50.7	2.7%	(0.6)	(1.2)%

	750.7	49.4%	875.2	47.2%	(124.5)	(14.2)%

Operating income (loss)	$89.4	5.9%	$105.3	5.7%	$(15.9)	(15.1)%

Margins:
Rental margin	$807.9	62.5%	$914.5	58.1%	$(106.6)	(11.7)%
Merchandise margin	$22.6	10.5%	$53.4	20.1%	$(30.8)	(57.7)%
Gross margin	$840.1	55.3%	$980.5	52.9%	$(140.4)	(14.3)%

	Twenty-Six Weeks Ended July 5, 2009	Twenty-Six Weeks Ended July 6, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(12.8)%	3.2%
Merchandise revenues	(21.5)%	41.6%
Total revenues	(14.2)%	8.1%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $129.1 million decrease in same-store base rental revenues, driven by decreased active store members, lower copy depth and a weak title slate, which includes an approximately $48 million favorable impact of price increases;

•

a $76.3 million decrease in by-mail revenues driven by a 30% average decline in by-mail subscribers, which was more than offset by related cost reductions described below under “Domestic—Gross profit;”

•	a $31.7 million decrease in same-store PRP revenues, driven by reduced store traffic and lower copy depth; and

•	a decline in company-operated stores of 186, or 4.7%, during the last four quarters, due primarily to the continued selective closure of less profitable stores.

•

Although we expect our same-store comparable sales will be lower in 2009 than in 2008, we believe that our initiatives to improve product unit availability levels and innovatively merchandise our product offerings will help at least partially offset this trend.

Domestic—Merchandise sales

•	Merchandise sales decreased due to:

•	a $29.4 million decline in same-store game sales and a $16.9 million decline in same-store DVD sales resulting from lower inventory levels and reduced store traffic;

•	a 4.7% decrease in company-operated stores as discussed above;

•	offset by a $15.2 million bulk sale of games to a third-party game wholesaler.

Domestic—Gross profit

•

Rental gross profit decreased due to the decrease in rental revenues, offset by reduced estimated costs for our by-mail offering of $85 million, primarily related to fewer by-mail rentals and free in-store exchanges by Total Access subscribers.

•	Merchandise gross profit decreased due to:

•	first quarter obsolescence adjustments of $16.7 million related to the bulk sale of games mentioned above, slightly offset by a $2.7 million gain in the second quarter on the sale; and

•	the decrease in revenues discussed above.

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

•	Advertising expense decreased $18 million as a result of lower by-mail subscriber acquisition costs and reduced advertising for our online business, slightly offset by increased general advertising.

International Segment. The following table is a summary of international results of operations.

	Twenty-Six Weeks Ended July 5, 2009		Twenty-Six Weeks Ended July 6, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$277.9	44.6%	$372.9	44.2%	$(95.0)	(25.5)%
Games	26.3	4.2%	28.7	3.4%	(2.4)	(8.4)%
Previously rented product (“PRP”)	53.1	8.5%	72.2	8.5%	(19.1)	(26.5)%

Total rental revenues	357.3	57.3%	473.8	56.1%	(116.5)	(24.6)%

Merchandise sales:
Movies	71.6	11.4%	90.9	10.8%	(19.3)	(21.2)%
Games	128.8	20.7%	188.7	22.3%	(59.9)	(31.7)%
General merchandise	64.0	10.3%	88.1	10.4%	(24.1)	(27.4)%

Total merchandise sales	264.4	42.4%	367.7	43.5%	(103.3)	(28.1)%

Royalties and other	1.7	0.3%	3.8	0.4%	(2.1)	(55.3)%

Total revenues	623.4	100.0%	845.3	100.0%	(221.9)	(26.3)%

Cost of sales:
Cost of rental revenues	115.2	18.5%	147.7	17.4%	(32.5)	(22.0)%
Cost of merchandise sold	196.6	31.5%	281.2	33.3%	(84.6)	(30.1)%

	311.8	50.0%	428.9	50.7%	(117.1)	(27.3)%

Gross profit	311.6	50.0%	416.4	49.3%	(104.8)	(25.2)%

Operating expenses:
General and administrative	270.5	43.5%	350.9	41.6%	(80.4)	(22.9)%
Advertising	12.1	1.9%	18.5	2.2%	(6.4)	(34.6)%
Depreciation and intangible amortization	15.7	2.5%	23.0	2.7%	(7.3)	(31.7)%

	298.3	47.9%	392.4	46.5%	(94.1)	(24.0)%

Operating income (loss)	$13.3	2.1%	$24.0	2.8%	$(10.7)	(44.6)%

Margins:
Rental margin	$242.1	67.8%	$326.1	68.8%	$(84.0)	(25.8)%
Merchandise margin	$67.8	25.6%	$86.5	23.5%	$(18.7)	(21.6)%
Gross margin	$311.6	50.0%	$416.4	49.3%	$(104.8)	(25.2)%

	Twenty-Six Weeks Ended July 5, 2009	Twenty-Six Weeks Ended July 6, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	(5.1)%	(1.6)%
Merchandise revenues	(9.2)%	0.2%
Total revenues	(6.9)%	(0.8)%

International—Rental revenues

•	We experienced an unfavorable foreign currency exchange impact of $81.1 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•

Same-store base movie rental revenues decreased 6.3% due to decreased store traffic in the economic downturn, partially offset by an increase in same-store game rental revenues of 9.1%, due to the introduction of new product and an increased average rental rate.

•	Our store count has decreased by 107 stores, or 5.3%, during the last four quarters.

International—Merchandise sales

•	We experienced an unfavorable foreign currency exchange impact of $61.1 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•

Same-store sales decreased due to decreased store traffic in the economic downturn. The United Kingdom and Ireland drove the decline, partially offset by strong sales in Mexico due to the temporary closure of other entertainment venues during the swine flu epidemic.

•	Same-store game sales decreased 13.7%.

•	Same-store general merchandise sales decreased 7.7%.

•	Same-store movie sales decreased 1.3%.

•	Our store count has decreased by 5.3%, as discussed above.

International—Gross profit

•	We experienced an unfavorable foreign currency exchange impact of $71.3 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Total gross profit declined due primarily to the decrease in revenues discussed above.

International—Operating expenses

•	We experienced a favorable foreign currency exchange impact of $66.4 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	The decrease in general and administrative expenses was primarily due to:

•	a decrease in compensation expense of $11.9 million or 6.8%, excluding the impact of foreign currency exchange; and

•	$63.0 million of the favorable foreign currency exchange impact discussed above.

•	Advertising expense decreased $3.6 million, excluding the impact of foreign currency exchange, due to our focus on reducing costs.

•	Depreciation and intangible amortization expense decreased $3.9 million, excluding the impact of foreign currency exchange, due primarily to the lower store count discussed above.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Twenty-Six Weeks Ended		Increase/(Decrease)
	July 5, 2009	July 6, 2008	Dollar	Percent
General and administrative	$51.3	$74.8	$(23.5)	(31.4)%
Depreciation and intangible amortization	2.8	4.1	(1.3)	(31.7)%

Operating expenses	$54.1	$78.9	$(24.8)	(31.4)%

Operating expenses decreased primarily due to:

•	a reduction in general and administrative expense due to:

•	a $13.0 million or 34.3% decrease in corporate compensation expense, related primarily to cost savings measures of $8.0 million and reduced stock compensation expense of $4.9 million;

•	settlement of a $12.6 million future liability for $5 million, which resulted in a $7.6 million release of liabilities; and

•	a $6.1 million reduction in professional fees, due primarily to our cost savings measures;

•	partially offset by a $3.1 million increase in outsourcing fees; and

•	a reduction of depreciation expense due to certain assets becoming fully depreciated.

Additional Consolidated Results.

•

Interest expense increased primarily due to increased costs for amortization of debt financing fees related to our amended and extended credit facility, and to a lesser extent, higher average debt balances which were slightly offset by a lower average variable interest rate.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

On April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the prior revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010, and (b) amend certain financial covenants, other covenants and other terms in our prior revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded our amended revolving credit facility, Term A loan facility and Term B loan facility. This amended facility and our other indebtedness may impact our business by, among other things:

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

We are actively pursuing refinancing our debt to extend the availability of capital beyond our current debt maturity dates. If our efforts are successful, we will be able to prepay the amended credit facility and replace it without penalties.

See “Amended Credit Facility” below for additional information regarding our amended credit facility.

In recent months, our operating results and overall liquidity position have been negatively impacted due to competitive industry conditions and the current state of the global economy. However, we expect cash on hand, cash from operations and anticipated external liquidity generating events, such as divestitures of certain non-core international assets and the reduction of amounts committed under one or more outstanding letters of credit, will be sufficient to fund our anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. This expectation is subject to a number of assumptions, many of which are outside of our control. Such assumptions include, among others, that we achieve our projected financial results for the remainder of 2009 and 2010, we complete the divestiture of certain of our international assets, we reduce our obligations under letters of credit or other external liquidity generating events and that there is no significant contraction in our trade terms. In recent months, our ability to accurately forecast our results of operations and cash position has been negatively impacted due to the contingent nature of certain of the anticipated external liquidity generating events, as well as competitive pressures, rapidly changing consumer preferences for acquisition of video and game entertainment, and the current state of the global economy. Our current 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash from operations.

In order to reduce our exposure to liquidity risk, we have implemented a cash management strategy to enhance and preserve as much of our liquidity as possible. This plan contemplates, among other things:

•	reducing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	managing our working capital through the optimization of inventory levels;

•	continuing to renegotiate leases to generate significant reductions in future store occupancy costs;

•	reducing expenditures on consultants and professional service providers;

•	restructuring and reengineering our organization and processes to reduce our operating costs and increase efficiency;

•	working to further reduce our obligations in connection with the provision of letters of credit;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

•	exploring the availability of issuing additional equity or debt securities; and

•	allowing preferred stock dividends to accumulate or paying preferred stock dividends in-kind as opposed to in cash.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Our cash management strategy has limited certain of our operational and strategic initiatives designed to grow our business over the long term and will continue to do so for as long as the strategy remains in place. For us to proceed with certain anticipated external liquidity generating events such as the divestiture of non-core international assets, we will be required to obtain an amendment to our credit facility. We cannot be assured of obtaining such an amendment.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Given our liquidity limitations and uncertainty surrounding our ability to finance our obligations as they become due, we are currently in discussions with some of the large studios regarding the credit terms for our inventory purchases. If the studios further tighten their credit terms or if studios eliminate their provision of credit to us altogether, this could result in up-front cash commitments that we may be unable to sustain on a long-term basis given our debt service and other business obligations. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our results of operations and financial performance would suffer.

As part of our ongoing efforts to better manage working capital and work within our liquidity constraints, we have and may continue to lengthen the cycle of payables to certain vendors. As of July 5, 2009, our accounts payable balance was $243.8 million, compared our accounts payable balance of $427.3 million at January 4, 2009, and $433.2 million at July 6, 2008. The year over year decline in accounts payable was primarily a result of reduced general and administrative spending and lower inventory purchases. We may attempt to manage working capital on a go-forward basis in a manner that will result in increased accounts payable balances over time.

Our amended credit facility requires significant amortization payments beginning in December 2009. If we are unable to generate sufficient cash flow from operations or if we cannot generate sufficient additional liquidity through the anticipated divestiture of certain non-core assets to service our indebtedness and remain in compliance with our financial covenants, we would be in default under one or more of our debt agreements, which if not cured or waived, could result in the acceleration of all of our debt due to cross-default provisions contained in such agreements and in certain of our leases. In such event, we would be required to search for alternative sources of liquidity to refinance our debt, which may not be available to us on acceptable terms, if at all. Our ability to obtain alternative financing would likely be adversely affected by unfavorable conditions in the worldwide credit markets, because substantially all of our domestic and Canadian assets have been secured as collateral for our existing debt and because our financial results, substantial indebtedness and credit ratings could each adversely affect the availability and terms of any such financing. If we were unable to make scheduled amortization payments, or if we are unable to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to the consolidated financial statements for further discussion of these items.

Contractual Obligations

The following table sets forth our amended contractual obligation pertaining to principal and interest on our Amended Revolver, Term A loan facility and Term B loan facility, which were amended on April 2, 2009, as well as our Canadian Credit Facility, which was funded on May 11, 2009, and our Senior Subordinated Notes. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt	$203.3	$378.1	$300.0	$—	$881.4
Interest payments on long-term debt	78.8	68.9	13.5	—	161.2

	$282.1	$447.0	$313.5	$—	$1,042.6

Capital Structure

The following table sets forth the current portion of our long-term debt and capital lease obligations:

	July 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate of 13.5% at July 5, 2009	$160.0	$120.0
Term A loan facility, interest rate of 4.2% at July 5, 2009	8.7	18.6
Term B loan facility, interest rate ranging from 4.9% to 5.5% at July 5, 2009	34.6	59.4

Total current portion of long-term debt	203.3	198.0
Current portion of capital lease obligations	7.0	8.5

	$210.3	$206.5

The following table sets forth our long-term debt and capital lease obligations, less current portion:

	July 5, 2009	January 4, 2009
Credit Facilities:
Revolving credit facility, interest rate of 13.5% at July 5, 2009	$90.0	$—
Term B loan facility, interest rate ranging from 4.9% to 5.5% at July 5, 2009	266.6	283.0
Canadian Credit Facility, interest rate of 18.0% at July 5, 2009	21.5	—
Senior Subordinated Notes, interest rate of 9.0% at July 5, 2009	300.0	300.0

Total long-term debt, less current portion	678.1	583.0
Capital lease obligations, less current portion	23.4	28.3

	$701.5	$611.3

As of July 5, 2009, $250.0 million was outstanding under our amended revolving credit facility (“revolver”) and $309.9 million was outstanding under the term loan portions of our amended credit facilities. Borrowings under the credit facilities accrue interest at a rate equal to the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin or the prime rate or the federal funds rate plus applicable margins. The applicable margins vary based on the borrowing and specified leverage ratios. The weighted-average interest rate at July 5, 2009 for borrowings under the credit facilities was 9.2%.

As of July 5, 2009, $300.0 million of principal was outstanding under our Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year.

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

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009.

Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. There were no required prepayments related to sales of assets during the first and second quarters of 2009. We made a prepayment of $0.3 million during the first quarter of 2008. We did not have any required prepayments during the second quarter of 2008.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

On August 14, 2008, Moody’s Investors Service downgraded our probability of default rating to Caa1 from B3 based on perceived refinancing challenges given current and anticipated market conditions and the general unavailability of capital on favorable terms. However, Moody’s Investors Service upgraded the rating on our credit facility to B1 from B3 on the same date as a result of our operating improvements. As a result of the upgrade on our credit facility, our borrowing rate decreased 25 basis points during the third quarter of 2008. On April 13, 2009, Standard & Poor’s Ratings Service downgraded our credit ratings to CCC from B- in light of the pending maturities of our revolving credit facility and Term A loan facility in August 2009. As a result of the downgrade, our borrowing rate increased 25 basis points effective April 13, 2009. On April 17, 2009, Moody’s Investors Service downgraded our probability of default rating to Caa3 from Caa1, reflecting our continued exposure to refinancing risk, short payment schedule of the revolving credit and Term B loan facilities as well as the restrictive terms of the amended revolving credit facility that limits our ability to invest in our business. Any further downgrade in our credit ratings could adversely affect our ability to access capital in the future upon acceptable terms and conditions.

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is a wholly owned subsidiary of Blockbuster Canada Inc., which is a wholly owned subsidiary of Blockbuster Inc.

The Canadian Credit Facility provides for a single advance non-revolving loan in the amount of CAN $25 million (the “the Facility A Loan”) and, at the Lender’s discretion, a single advance non-revolving loan in the amount of CAN $10 million (the “Facility B Loan,” and together with the Facility A Loan, the “Loans”) and is secured by substantially all of the assets of BB Canada. Proceeds of the Loan are to be used for general corporate purposes. The Canadian Credit Facility matures on the earlier of September 30, 2010 or the date the Amended Revolver (as defined under “Amended Credit Facility” below) terminates.

The Canadian Credit Facility closed on May 8, 2009, and the full amount of the Facility A Loan was advanced on May 11, 2009 into a controlled disbursement account out of which disbursements are made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. BB Canada may request the Facility B Loan advance at any time after the 60th day following the Facility A Loan advance, and funding of the Facility B Loan is subject to the Lender’s discretion. If funded, proceeds of the Facility B Loan are to be advanced into a controlled disbursement account to be disbursed in the manner provided for the Facility A Loan proceeds. The formula for disbursing Proceeds is based upon a borrowing base of “Eligible Inventory” as defined in the Canadian Credit Facility. Outstanding Loan amounts bear interest at 18% per annum.

We have paid or will pay the following fees in connection with the Canadian Credit Facility:

•	a non-refundable facility fee of CAN $250,000 paid upon execution of the Canadian Credit Facility;

•	a non-refundable facility fee equal to 1% of the amount of the Facility B Loan advance, paid upon funding of the Facility B Loan;

•	a monthly maintenance and monitoring fee of CAN $1,750 for each month or partial month until the Loans are repaid in full; and

•	a fee of CAN $200,000 if the Loans are prepaid on or before November 8, 2009 or CAN $100,000 if the Loans are prepaid after November 8, 2009 but before September 20, 2010.

In connection with the Canadian Credit Facility, BB Canada has agreed, among other things, to:

•	maintain specified minimum quarterly levels of EBITDA and equity, as defined in the Canadian Credit Facility;

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

•

assign to the Lender for the term of the Loan as security under the Canadian Credit Facility rights to certain trademarks and other intellectual property, and information technology systems and services that BB Canada licenses from Blockbuster Inc.

We were in compliance with the minimum EBITDA covenant, required minimum equity covenant, the maximum capital expenditure covenant and all other applicable covenants, as of July 5, 2009.

Amended Credit Facility

As discussed above, on April 2, 2009, we amended our revolving credit facility, Term A loan facility and Term B loan facility to include commitments from certain of our lenders and certain new lenders to (a) replace the prior revolving credit facility with a $250 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial covenants, other covenants and other terms in our prior revolving credit facility, Term A loan facility and Term B loan facility. On May 11, 2009, we closed and funded the amended revolving credit facility, Term A loan facility and Term B loan facility. The $250 million amended revolving credit facility (the “Amended Revolver”) will mature on September 30, 2010, and requires that we make the following amortization payments prior to and on such date:

Date	Amount of Payment
December 15, 2009	$25.0
January 31, 2010	$20.0
February 28, 2010	$20.0
March 31, 2010	$20.0
April 30, 2010	$10.0
May 31, 2010	$15.0
June 30, 2010	$50.0
July 31, 2010	$10.0
August 31, 2010	$10.0
September 30, 2010	any remaining outstanding amounts

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

We will borrow the full availability under the Amended Revolver through the term thereof. Borrowings under the Amended Revolver bear interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments are due and payable monthly. Should we be in default of the credit agreement, a default rate of interest of an additional 300 basis points on amounts outstanding under the Amended Revolver, Term A and Term B loan facilities would also be payable.

In connection with the Amended Revolver, certain other provisions of our credit agreement have been amended as follows:

•	we are no longer required to make prepayments on our term loan facilities upon sales, transfers or other dispositions of assets;

•	we are no longer subject to a mandatory available cash sweep;

•	we are required to make certain prepayments on our revolving loans based on excess cash flow;

•

the letters of credit issued under our prior revolving credit facility have been continued and cash-collateralized and will be renewed when applicable, and we are restricted with respect to the issuance of any new letters of credit;

•

to the extent cash collateral is released with respect to the letters of credit in an amount in excess of $52.5 million, we are required to repay the revolving loans with such amounts, allocated to the amortization schedule in reverse order of maturity;

•	80% of the net proceeds of any foreign indebtedness incurred is required to be used to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain extraordinary receipts received (which do not include disposition proceeds or insurance or condemnation proceeds), we are required to apply the net proceeds to repay the revolving loans, allocated to the amortization schedule in reverse order of maturity;

•

with respect to certain other indebtedness and equity offerings, we are required to repay the revolving loans (x) with 75% of any net proceeds greater than $25 million and less than $50 million and (y) with 50% of any net proceeds greater than $50 million;

•

to the extent that the outstanding principal balance of the revolving loans on April 30, 2010 is in excess of $75 million, we will be required to pay a fee to the revolving lenders equal to the lesser of $5 million and 10% of such excess;

•

we are permitted to enter into the sale and leaseback of our domestic store locations, provided that the fair market value of all property sold does not exceed $28 million, and after giving effect to such sale the Leverage Ratio does not exceed 2.50 to 1.00;

•	we will be restricted against paying dividends on our common stock until the revolving loans are paid in full;

•	we will be restricted from making additional investments in Foreign Subsidiaries in excess of $20 million;

•	we will be permitted to enter into certain intercompany affiliate transactions with non-loan parties on an arms’ length basis;

•

our Fixed Charge Coverage Ratio was amended such that we are required to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 for periods ending March 31, 2009 through January 3, 2010, and of not less than 1.30 to 1.00 for periods ending March 31, 2010 and thereafter;

•	our Leverage Ratio was amended such that we will be required to maintain a maximum Leverage Ratio of 2.75 to 1.00, tested on a quarterly basis; and

•

we are restricted from making capital expenditures (a) in excess of $30 million in the 2009 fiscal year, (b) in excess of $40 million in the 2010 fiscal year, plus up to $10 million of amounts unused in the 2009 fiscal year, and (c) in excess of $80 million in the 2011 fiscal year.

We will pay or have paid the following fees in connection with the amendment to our credit agreement and Amended Revolver:

•	an amendment fee of 25 basis points to all consenting term lenders;

•	a commitment fee of up to 2% to certain of the lenders who provided early commitments to fund the Amended Revolver (the “specified lenders”);

•	a funding fee of 8.0% to the specified lenders funding the Amended Revolver, and a funding fee of 11.25% to the other lenders funding the Amended Revolver;

•	letter of credit fees computed at a rate 2% per annum on the aggregate face amount of outstanding letters of credit;

•	an exit fee of 3% on all repayments under the Amended Revolver; and

•	a work fee of $250,000, which was credited toward the deposit and other expenses.

The following table reflects the net proceeds from the funding of the Canadian Credit Facility and the Amended Revolver:

Proceeds from Canadian Credit Facility (1)	$21.4
Payment of fees on Canadian Credit Facility (1)	(0.2)
Proceeds from Amended Revolver	250.0
Payment of pre-amendment revolver balance	(205.0)
Payment of fees on amended credit facility (2)	(24.3)

Net proceeds from funding	$41.9

(1)	Converted to US Dollars based on the May 11, 2009 exchange rate.

(2)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from funding to cash-collateralize our letter of credit requirements on May 11, 2009.

The following table sets forth our principal borrowings (payments) on long-term debt by quarter:

	Prior Revolving Credit Facility	Amended Revolver	Term A Loan Facility	Term B Loan Facility	Canadian Credit Facility*	Senior Subordinated Notes	Total Payments Due
Fiscal 2009:
Second quarter (pre-funding)	$—	$—	$(1.3)	$(23.8)	$—	$—	$(25.1)
Second quarter (post-funding)	(205.0)	250.0	—	(8.7)	21.4	—	57.7
Third quarter	—	—	(8.7)	(8.6)	—	—	(17.3)
Fourth quarter	—	(25.0)	—	(8.7)	—	—	(33.7)

	$(205.0)	$225.0	$(10.0)	$(49.8)	$21.4	$—	$(18.4)

Fiscal 2010:
First quarter	$—	$(60.0)	$—	$(8.6)	$—	$—	$(68.6)
Second quarter	—	(75.0)	—	(8.7)	—	—	(83.7)
Third quarter	—	(90.0)	—	(66.6)	(21.4)	—	(178.0)
Fourth quarter	—	—	—	(66.7)	—	—	(66.7)

	$—	$(225.0)	$—	$(150.6)	$(21.4)	$—	$(397.0)

Fiscal 2011:
First quarter	$—	$—	$—	$(66.6)	$—	$—	$(66.6)
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	(66.7)	—	—	(66.7)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$(133.3)	$—	$—	$(133.3)

Fiscal 2012:
First quarter	$—	$—	$—	$—	$—	$—	$—
Second quarter	—	—	—	—	—	—	—
Third quarter	—	—	—	—	—	(300.0)	(300.0)
Fourth quarter	—	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$(300.0)	$(300.0)

*	Converted to US Dollars based on the May 11, 2009 exchange rate

We were in compliance with the maximum leverage ratio covenant, required minimum fixed charge coverage ratio covenant, the maximum capital expenditure covenant and all other applicable covenants, as of July 5, 2009, and we expect to remain in compliance under the amended credit facility for the foreseeable future.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $109.9 million to $27.0 million of cash provided by operating activities in the twenty-six weeks ended July 5, 2009 from $82.9 million of cash used in operating activities in the twenty-six weeks ended July 6, 2008.

•	Net income adjusted for non-cash items decreased $153.9 million, primarily driven by a decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

•

Prior year cash used for operating activities was higher due to investments in inventories in order to improve in-stock availability of rental and retail product, expand games hardware, software and accessories to all stores as well as increase general merchandise levels.

•	Cash used for rental library purchases decreased $114.1 million to $226.4 million used in the twenty-six weeks ended July 5, 2009 from $340.5 million used in the twenty-six weeks ended July 6, 2008.

•

Other changes in operating assets and liabilities in the twenty-six weeks ended July 5, 2009 compared to the same period in 2008 resulted primarily from the change in our strategy from inventory investment to cash maximization.

Investing Activities. Net cash flows from investing activities decreased $96.5 million to $137.2 million of cash used in investing activities in the twenty-six weeks ended July 5, 2009 from $40.7 million used in investing activities in the twenty-six weeks ended July 6, 2008, due to $123.9 million in restricted cash related primarily to our cash-collateralization of letters of credit, partially offset by a $26.6 million decrease in capital expenditures.

Financing Activities. Net cash flows from financing activities decreased $24.0 million to $53.0 million for the twenty-six weeks ended July 5, 2009, from $77.0 million in the twenty-six weeks ended July 6, 2008, resulting from $40.3 million in debt financing costs related to our May 2009 debt transactions, offset by an increase of $12.6 million in net proceeds received from our credit facilities.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	our debt service obligations will have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding, and we may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to service our indebtedness;

(ii)	whether, despite the amended credit facility having been fully funded on the terms contemplated, we will have sufficient liquidity to finance the ongoing obligations of our business;

(iii)	our ability to generate cash from operations or to secure replacement financing on acceptable terms and conditions prior to or upon maturity of the amended credit facility in September 2010 sufficient to allow us to continue to finance our business obligations as they become due;

(iv)	further tightening or elimination of credit terms by studios resulting in increased up-front cash commitments that we may not be able to sustain on a long-term basis given our liquidity limitations, and that could adversely affect our ability to maintain optimal product in-stock and availability levels in the stores;

(v)	our ability to comply with operating and financial restrictions and covenants in our debt agreements;

(vi)	our ability under our cash management plan to effect on a timely basis initiatives to eliminate or reduce certain expenses and maintain such initiatives so as to enable us to continue to satisfy our capital requirements;

(vii)	past and potential future downgrades in our debt ratings may adversely affect our cost of borrowing and related margins, liquidity, competitive position and access to capital markets;

(viii)	the effect of ongoing speculation on our business as to whether we will be able to continue to operate outside of a bankruptcy proceeding and the effect on our business if we reorganize within a bankruptcy proceeding;

(ix)	our ability to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology, market trends and consumer preferences;

(x)	the volatility and decline in our stock price and our ability to maintain our listing on the New York Stock Exchange;

(xi)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(xii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(xiii)	overall industry performance, current and anticipated economic conditions, and the accuracy of our estimates and judgments regarding trends impacting the home video and game entertainment industry;

(xiv)	the variability in consumer appeal of the movie titles and games software released for rental and sale and the effect of game platform cycles;

(xv)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(xvi)	the impact of changes in our consumer rental terms, including our subscription rental offers; and

(xvii)	other factors, as described in our filings with the SEC, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of July 5, 2009 and July 6, 2008, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our amended credit facility. Interest rates for the amended credit facility are based on LIBOR plus an applicable margin or the prime rate or the federal funds rate plus applicable margins, at our option at the time of borrowing. The applicable margins vary based on the borrowing and specified leverage ratios. Our borrowings under the amended credit facility totaled $559.9 million as of July 5, 2009, and the weighted-average interest rate for these borrowings was 8.8%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in our variable interest rates would have a $5.6 million impact on our interest expense annually. In addition, a change in our gross leverage ratio, which could be driven by a change in our debt balance or our income, could result in an increase in the applicable interest rates on our Term B loan facility and revolving credit facility, thereby impacting our annual interest expense.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have increased by $61.3 million and $142.6 million and operating income would have increased by $0.9 million and $4.8 million, for the thirteen and twenty-six weeks ended July 5, 2009, respectively, if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 30.2% and 31.3% of our total revenues for the thirteen weeks ended July 5, 2009 and July 6, 2008, respectively, and 29.1% and 31.3% of our total revenues for the twenty-six weeks ended July 5, 2009 and July 6, 2008, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of July 5, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of July 5, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 5, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

The tightening or elimination of credit terms by studios could result in increased up-front cash commitments that we may be unable to sustain on a long-term basis and adversely impact optimal product in-stock and availability levels.

Given our liquidity limitations and uncertainty surrounding our ability to finance our obligations, we are currently in discussions with several of the large studios regarding the credit terms for our inventory purchases. Several of the studios have tightened their credit terms and one studio has eliminated its provision of credit to us, meaning that we must purchase product from this particular studio with cash in advance. If the studios further tighten their credit terms or if additional studios eliminate their provision of credit to us altogether, this could result in up-front cash commitments that we may be unable to sustain on a long-term basis given our debt service and other business obligations. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our financial results would suffer.

Our amended credit facility requires significant amortization payments beginning in December 2009 through September 2010. If we are unable to make the required amortization and other debt service payments through, or refinance our indebtedness prior to, maturity, we would be in default of our credit agreement and may not have, or be able to obtain, sufficient cash to pay accelerated indebtedness.

Our ability to make the required amortization and other debt service payments under our amended credit facility depends on our ability to generate sufficient cash flows from operating activities. We cannot assure you that our future cash flow will be sufficient to service our indebtedness and to meet the other obligations of our business. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments through, or are unable to refinance or restructure our indebtedness prior to, maturity, we would be in default of our credit agreement and all amounts outstanding thereunder could be called by our lenders, which could in turn result in the acceleration of all of our debt due to cross-default provisions contained in our other debt agreements and in certain of our leases. If we do not have, or are unable to obtain, sufficient cash to repay our debt upon acceleration, we could be forced to file for protection under the U.S. Bankruptcy Code.

We may not be able to generate sufficient cash flows to meet our liquidity needs if our operating results continue to decline or if we fail to execute one or more external liquidity generating events.

We currently have limited ability to borrow any additional amounts under our amended credit facilities. As a result, we are relying upon cash on hand, cash from operations and anticipated external liquidity generating events, such as divestitures of certain non-core assets, to fund our cash requirements for working capital, including rental library purchases as well as commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by competitive industry conditions, rapidly changing consumer preferences for acquisition of video and game entertainment, and the current state of the global economy. We expect that these factors will continue to have a negative impact on our business for the foreseeable future.

To meet our liquidity requirements, we are aggressively pursuing a number of external liquidity generating events, including the divestiture of certain non-core assets, including selling and/or licensing some of our international operations. Our ability to complete any of these transactions, however, is subject to a number of conditions, many of which are outside of our control. For example, each transaction is dependant on the execution of a definitive agreement with a willing buyer on terms mutually acceptable to both parties and the subsequent satisfaction of each of the conditions to such divestitures. Although we are in active discussions with a number of parties with respect to such transactions, we have not executed any definitive agreements at this time. As a result, we can provide you with no assurances that we will complete any such transactions or, if we do complete any such transaction, what the terms and conditions of such transaction will be. For us to realize optimal liquidity benefits of certain anticipated external liquidity generating events, we will be required to obtain an amendment to our credit facility. Without such an amendment a portion of the anticipated proceeds would be required to be applied to reduce our debt. We cannot be assured of obtaining such an amendment. If we do amend our credit facility we would be required to pay our lenders amendment fees that could be large in relation to the benefits obtained through the amendment. If we are unable to realize the full benefit of each of the anticipated external liquidity generating events, we may be forced to file for protection under the U.S. Bankruptcy Code.

If we cannot meet our capital needs using cash on hand, cash from operations and anticipated external liquidity generating events, we may have to take actions such as modifying our business plan to close additional stores, seeking additional financing to the extent available, further reducing or delaying capital expenditures and restructuring our existing indebtedness. We may determine that it is in the company’s best interests to restructure our indebtedness through a voluntarily filing under the U. S. Bankruptcy Code, including prior to the time we would otherwise be required to do so in an acceleration event. Seeking relief under the U.S. Bankruptcy Code, if such relief does not lead to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

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

The price at which the Class A stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly, trading at prices below $1.00. In February 2009, the NYSE suspended its $1 minimum average closing price requirement on a temporary basis, initially through June 30, 2009, and subsequently through July 31, 2009. The effect of this suspension was that companies falling below the $1 minimum price criteria during the suspension period would not be deemed to be below the Exchange’s continued listing criteria while the suspension was in place. When the minimum price criteria suspension was lifted as of August 1, 2009, our Class A stock was trading at prices below $1.00. Therefore, if the average closing price of our Class A stock is not at least $1.00 as of September 11, 2009, the date that is 30 trading days following reinstatement of the minimum average closing price requirement, the Exchange could begin the delisting process for our Class A and Class B common stock.

If we are unable to maintain the Exchange listing for the Class A and Class B stock as a result of our failure to continue to comply with this, or any, minimum listing requirement, the Class A and Class B shares may be perceived as a less desirable investment, negatively affecting the market for the stock, which could decrease our ability to issue new stock and attract further equity investment. A delisting could also enhance the perception of the company’s financial distress among our lenders, trade creditors, business partners, vendors, analysts and the media, which could cause some of our trade creditors to impose increasingly less favorable terms and make it more difficult for us to obtain future financing and develop strategic alliances.

Item 3.	Defaults Upon Senior Securities

We have not defaulted on any of our senior securities. However, our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the two quarterly periods beginning on February 15, 2009 and ending on August 14, 2009. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $2.8 million has been accumulated as of the date of this Quarterly Report on Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 28, 2009. The stockholders voted on the following:

1.	the election of directors;

2.	the amendment of the Blockbuster Inc. 2004 Long-Term Management Incentive Plan to increase the number of shares of Blockbuster Inc. Class A common stock available for issuance under the plan and approval of the material terms of the amended plan so that designated awards under the amended plan may qualify for deductibility under Section 162(m) of the Internal Revenue Code;

3.	the approval of the material terms of the Blockbuster Inc. Senior Executive Annual Performance Bonus Plan so that designated awards under the plan may qualify for deductibility under Section 162(m) of the Internal Revenue Code;

4.	the approval of the following advisory (non-binding) resolution:

“RESOLVED, that the stockholders hereby ratify the compensation of the named executive officers set forth in the Summary Compensation Table and the accompanying narrative disclosure in this proxy statement of material factors provided to understand the Summary Compensation Table (but excluding the Compensation Discussion and Analysis).”

5.	the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2009.

Election of Directors. The following persons were elected as directors at the Annual Meeting:

Nominee	Votes For	Votes Withheld
Edward Bleier	204,447,593	7,805,912
Robert A. Bowman	204,960,025	7,293,480
Jackie M. Clegg	204,640,418	7,613,087
James W. Crystal	196,547,961	15,705,544
Gary J. Fernandes	193,994,287	18,259,218
Jules Haimovitz	196,560,631	15,692,874
Carl C. Icahn	138,809,440	73,444,065
James W. Keyes	204,083,109	8,170,396
Strauss Zelnick	193,153,296	19,100,209

Amendment of the 2004 Long-Term Management Incentive Plan. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
86,475,309	58,123,513	4,189,943

Approval of the Material Terms of the Senior Executive Annual Performance Bonus Plan. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
138,954,785	5,636,047	4,197,932

Approval of Advisory Resolution on Executive Compensation. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
188,376,245	19,083,296	4,793,964

Ratification of the Appointment of Independent Registered Public Accounting Firm. The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
210,625,496	1,135,876	492,133

Item 6.	Exhibits

The Exhibit Index on page 62 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ THOMAS M. CASEY
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: August 14, 2009

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