Form 10-Q
period 2009-10-04
BLOCKBUSTER INC
filed 2009-11-13
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 6, 2009:

Class A common stock, par value $.01 per share: 122,113,087

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Revenues:
Base rental revenues	$584.5	$733.2	$1,927.6	$2,407.6
Previously rented product (“PRP”) revenues	126.3	146.4	398.1	477.4

Total rental revenues	710.8	879.6	2,325.7	2,885.0
Merchandise sales	195.0	271.5	636.6	842.9
Other revenues	4.7	6.7	15.9	23.1

	910.5	1,157.8	2,978.2	3,751.0

Cost of sales:
Cost of rental revenues	247.1	323.9	837.9	1,121.1
Cost of merchandise sold	141.8	212.5	502.5	658.5

Total cost of sales	388.9	536.4	1,340.4	1,779.6

Gross profit	521.6	621.4	1,637.8	1,971.4

Operating expenses:
General and administrative	475.9	557.8	1,441.1	1,725.7
Advertising	19.0	31.3	55.1	91.2
Depreciation and intangible amortization	36.9	35.8	103.2	110.5

	531.8	624.9	1,599.4	1,927.4

Operating income (loss)	(10.2)	(3.5)	38.4	44.0
Interest expense	(31.8)	(17.8)	(78.1)	(55.4)
Loss on extinguishment of debt	(29.9)	—	(29.9)	—
Interest income	0.1	0.4	1.1	2.1
Other items, net	(1.2)	5.4	(7.7)	5.6

Income (loss) from continuing operations before income taxes	(73.0)	(15.5)	(76.2)	(3.7)
Provision for income taxes	(2.9)	(3.8)	(9.8)	(14.5)

Income (loss) from continuing operations	(75.9)	(19.3)	(86.0)	(18.2)
Income (loss) from discontinued operations, net of tax	(38.2)	1.5	(37.3)	3.9

Net income (loss)	(114.1)	(17.8)	(123.3)	(14.3)
Preferred stock dividends	(2.7)	(2.8)	(8.3)	(8.4)

Net income (loss) applicable to common stockholders	$(116.8)	$(20.6)	$(131.6)	$(22.7)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.40)	$(0.12)	$(0.49)	$(0.14)
Discontinued operations	(0.20)	0.01	(0.19)	0.02

Net income (loss)	$(0.60)	$(0.11)	$(0.68)	$(0.12)

Weighted-average common shares outstanding:
Basic and diluted	194.8	192.1	193.7	191.7

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	October 4, 2009	January 4, 2009
Assets
Current assets:
Cash and cash equivalents	$141.0	$154.9
Receivables, less allowances of $6.8 and $7.4 for 2009 and 2008, respectively	63.6	117.1
Merchandise inventories	277.2	432.8
Rental library, net	328.3	355.8
Deferred income taxes	11.7	13.4
Prepaid and other current assets	158.6	184.6

Total current assets	980.4	1,258.6
Property and equipment, net	322.5	406.0
Deferred income taxes	122.0	124.3
Intangibles, net	10.1	11.5
Goodwill	326.1	338.1
Restricted cash	65.8	—
Other assets	50.4	16.0

	$1,877.3	$2,154.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240.7	$427.3
Accrued expenses	370.7	493.8
Current portion of long-term debt	78.8	198.0
Current portion of capital lease obligations	6.3	8.5
Deferred income taxes	123.1	125.8

Total current liabilities	819.6	1,253.4
Long-term debt, less current portion	855.9	583.0
Capital lease obligations, less current portion	21.2	28.3
Other liabilities	65.6	75.5

	1,762.3	1,940.2

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share with a liquidation preference of $1,000 per share; 100 shares authorized; 0.146 and 0.150 shares issued and outstanding for 2009 and 2008	145.9	150.0
Class A common stock, par value $0.01 per share; 400 shares authorized; 122.1 and 120.7 shares issued and outstanding for 2009 and 2008	1.2	1.2
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2009 and 2008	0.7	0.7
Additional paid-in capital	5,378.7	5,378.4
Accumulated deficit	(5,352.0)	(5,228.7)
Accumulated other comprehensive loss	(59.5)	(87.3)

Total stockholders’ equity	115.0	214.3

	$1,877.3	$2,154.5

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008
Cash flows from operating activities:
Net income (loss)	$(123.3)	$(14.3)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and intangible amortization	106.1	114.9
Rental library purchases	(347.3)	(471.8)
Rental library amortization	376.2	532.3
Loss on sale of store operations	38.7	—
Non-cash share-based compensation	6.2	12.7
Deferred taxes and other	15.7	5.0
Loss on extinguishment of debt	29.9	—
Changes in operating assets and liabilities:
Change in receivables	55.6	24.5
Change in merchandise inventories	138.7	(140.2)
Change in prepaid and other assets	9.5	(5.7)
Change in accounts payable	(181.5)	(56.3)
Change in accrued expenses and other liabilities	(150.5)	(102.2)

Net cash provided by (used in) operating activities	(26.0)	(101.1)

Cash flows from investing activities:
Capital expenditures	(19.9)	(76.1)
Change in restricted cash	(65.8)	—
Proceeds from sale of store operations	13.4	3.8
Other investing activities	0.9	(1.5)

Net cash provided by (used in) investing activities	(71.4)	(73.8)

Cash flows from financing activities:
Proceeds from senior secured notes	634.5	—
Proceeds from credit agreements	381.4	175.0
Repayments on credit agreements	(864.4)	(70.3)
Debt financing costs	(61.1)	—
Cash dividends on preferred stock	(2.8)	(8.4)
Capital lease payments	(8.9)	(7.6)

Net cash provided by (used in) financing activities	78.7	88.7

Effect of exchange rate changes on cash	4.8	(3.1)

Net decrease in cash and cash equivalents	(13.9)	(89.3)
Cash and cash equivalents at beginning of period	154.9	184.6

Cash and cash equivalents at end of period	$141.0	$95.3

Supplemental cash flow information:
Cash payments for interest	$62.4	$59.5
Cash payments for income taxes	$19.2	$19.6

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of our financial position and our results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation. We have performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were available to be issued.

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

Reclassifications

Certain amounts in previously reported financial statements have been reclassified to conform with the October 4, 2009 presentation, primarily related to the reclassification of the results of our Ireland operations to discontinued operations.

Restricted Cash

Restricted cash, which is separately stated from our cash and cash equivalents, primarily represents the cash collateral for our letters of credit. On April 2, 2009, we amended our credit facility. Under the terms of the amendment, we have cash-collateralized our letters of credit. See Note 2 below for further discussion.

Restricted cash consists of the following as of October 4, 2009:

	Domestic	International	Total
Letters of credit cash collateral	$64.8	$0.5	$65.3
Other	0.5	—	0.5

	$65.3	$0.5	$65.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Goodwill and Intangible Assets

We assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually as of October 31 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment may be triggered by, among other factors, declines in the in-store home video industry, a reduction in our profitability, or a sustained decline in our stock price. The market price of our class A common stock has been subject to substantial volatility and we recently lowered our forecasted expectations for 2009 financial results as it became apparent that the actual results of business were not meeting forecasted projections previously communicated to the market due to ongoing challenging trends and market dynamics. As a result, we performed an interim impairment test on our goodwill balances during the third quarter of 2009 for both our Domestic and International reportable business segments.

The first step of the impairment test compares the book value of our reporting units to their estimated fair values. The estimated fair value of each of the reporting units was computed using the present value of estimated future cash flows, which included the impact of negative trends in the business and industry experienced in 2009, primarily driven by the accelerated decline in the in-store home video industry. The estimated fair values of our reporting units were determined to be more than their respective carrying amounts, so we determined that it was not necessary to perform step two of the goodwill impairment test. Our goodwill balance totaled $326.1 million as of October 4, 2009. Any required non-cash impairment charge occurring in the future could significantly reduce this balance and have a material impact on our reported financial position and results of operations.

Fair Value of Financial Instruments

At October 4, 2009, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The estimated fair value of our Senior Subordinated Notes at October 4, 2009, based on recent trading activity and quoted market prices, was approximately $183.0 million. Year-to-date in fiscal 2009 and 2008, no financial instruments were held or issued for trading purposes.

Store Closures

As of October 4, 2009 and January 4, 2009, the remaining liability to be paid in the future related to store closure reserves was $6.8 million and $7.4 million, respectively. We made payments of $6.0 million in rent and lease termination costs during the thirty-nine weeks ended October 4, 2009. There have been no significant adjustments to previously accrued store closure costs during 2009.

The following table presents operating expenses related to store closures during the thirteen and thirty-nine weeks ended October 4, 2009 and October 5, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Closed store accruals and lease termination costs	$1.7	$2.5	$5.3	$4.0
Accelerated depreciation	6.3	1.8	9.4	5.7

Total store closure expense	$8.0	$4.3	$14.7	$9.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Severance Charges

The following table presents the activity in severance liability for the thirty-nine weeks ended October 4, 2009 and October 5, 2008:

	Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008
Beginning balance	$4.7	$15.5
Expense incurred and accrued	6.3	3.2
Adjustments to accruals	(0.6)	(2.5)
Reclassification	—	(0.7)
Amount paid	(6.7)	(12.1)

Ending balance	$3.7	$3.4

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity that when prepared in accordance with US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive loss of $59.5 million and $87.3 million as of October 4, 2009 and January 4, 2009, respectively.

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 4, 2009 and October 5, 2008 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Net income (loss)	$(114.1)	$(17.8)	$(123.3)	$(14.3)
Foreign currency translation adjustment, net of tax	8.0	(26.2)	27.8	(19.7)

Total comprehensive income (loss)	$(106.1)	$(44.0)	$(95.5)	$(34.0)

Income Taxes

As of October 4, 2009, our liability for uncertain tax positions was approximately $2.4 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive impact on our effective tax rate.

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

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of October 4, 2009, we had recorded liabilities of approximately $0.4 million associated with accrued interest and penalties related to uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive to net income (loss). Options to purchase 16.9 million and 18.1 million shares of Class A common stock were outstanding as of October 4, 2009 and October 5, 2008, respectively. Additionally, 6.1 million and 1.8 million restricted shares and restricted share units that can be settled in shares of Class A common stock were outstanding as of October 4, 2009 and October 5, 2008, respectively, and 5.5 million SSARs were outstanding as of October 5, 2008. For the thirteen and thirty-nine weeks ended October 4, 2009 and October 5, 2008, the inclusion of all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock would be anti-dilutive and were therefore excluded from the computation of the weighted-average shares for diluted EPS.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the three consecutive quarterly periods beginning on February 15, 2009 and ending on November 14, 2009. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $5.5 million has been accumulated as of October 4, 2009.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures in financial statements. The guidance establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The provisions are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance for business combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance has not had a material impact as of October 4, 2009, but will impact our accounting treatment for future business combinations.

In June 2008, the FASB issued guidance on the treatment of participating securities in the calculation of earnings per share. This guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. We adopted the provisions of this guidance for our quarter ended July 5, 2009. Because this guidance applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events. This guidance establishes general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. This guidance requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. We adopted the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

provisions of this guidance for our quarter ended July 5, 2009. Because this guidance applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements.

In June 2009, the FASB released the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change US GAAP, but does significantly change the way in which the accounting literature is organized, combining all authoritative standards in a comprehensive, topically organized database. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance during the quarter ended October 4, 2009, which had no impact on our consolidated financial statements.

Note 2—Liquidity, Credit Agreement and Other Debt

Liquidity

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

On October 1, 2009, we completed the sale of $675.0 million aggregate principal amount of 11.75% senior secured notes due 2014 (the “Senior Secured Notes” or the “Notes”) at an issue price of 94.0%. The Notes were sold in a private offering to qualified institutional investors in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The Notes are senior secured obligations and are guaranteed by our domestic subsidiaries (the “Guarantors”). The Notes and the guarantees are secured by first-priority liens on substantially all of our assets and the Guarantors’ assets.

We used the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We plan to use the remaining net proceeds for general corporate purposes.

The following table reflects the net proceeds from the funding of the Notes:

Proceeds from Senior Secured Notes (1)	$634.5
Repayment of Amended Revolver (2)	(251.6)
Repayment of Term B Loan Facility (2)	(302.3)
Repayment of Canadian Credit Facility (2)	(24.0)
Payment of fees on Senior Secured Notes (3)	(19.8)

Net proceeds from funding	$36.8

(1)	Reflects $675.0 million aggregate principal amount net of $40.5 million original issue discount.

(2)	Includes payments of principal and accrued interest.

(3)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes will be payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The Notes were issued pursuant to an Indenture, dated as of October 1, 2009 (the “Indenture”), between Blockbuster Inc., the Guarantors and U.S. Bank National Association, as trustee. There are no maintenance covenants with respect to our financial performance. However, the Indenture does contain transaction-based restrictive covenants, including but not limited to, limitations on us and our restricted subsidiaries to:

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into sale and leaseback transactions.

Additionally, during such time that the Notes do not receive a rating of BBB- or higher from Standard & Poor’s Rating Services (“Standard & Poor’s”) and a rating of Baa3 or higher from Moody’s Investors Service, Inc. (“Moody’s”), in each case with a stable or better outlook, the Indenture limits our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay cash dividends, repurchase our capital stock or make other restricted payments;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	make capital expenditures in excess of $35 million in fiscal 2009, $70 million in fiscal 2010, and $80 million each following year through fiscal 2014;

•	agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as Unrestricted Subsidiaries.

In April 2009, we received downgrades on our probability of default rating and corporate family rating. Subsequent to the September 14, 2009 announcement of our Notes offering, Standard & Poor’s and Moody’s both upgraded our ratings. On September 16, 2009, Standard & Poor’s upgraded our corporate credit rating to B- from CCC, with a stable outlook, and assigned a B rating to our Notes. Moody’s assigned a B1 rating to our Notes on September 16, 2009, and then upgraded our probability of default rating to Caa1 from Caa3 and upgraded our corporate family rating to Caa1 from Caa2, with a stable outlook, on October 2, 2009.

Prior to October 1, 2014, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium.

In addition, at any time, on or prior to October 1, 2012, we may redeem up to 35% of the original principal amount of the Notes with the net cash proceeds from certain equity offerings, as defined, at a redemption price equal to 111.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

On each January 1, April 1, July 1 and October 1 commencing January 1, 2010, we will be required to redeem 3.333% of the aggregate original principal amount of the Notes at a redemption price of 106% of the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

principal amount thereof (“Mandatory Redemption”), plus accrued and unpaid interest, if any, to the applicable date of redemption. If we redeem or repurchase Notes other than through a Mandatory Redemption, all remaining Mandatory Redemptions will be reduced.

In recent months, our operating results and overall liquidity position have been negatively impacted due to competitive industry conditions and the current state of the global economy. As a result of the October 2009 refinancing, we expect cash on hand and cash from operations will be sufficient to fund our anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the state of the global economy, competitive pressures, and no significant contraction in our trade terms. Our current fiscal 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash flows from operations.

Prior to completion of our refinancing in October 2009, we implemented a cash management strategy to enhance and preserve as much of our liquidity as possible. This cash management strategy temporarily limited certain of our operational and strategic initiatives designed to grow our business over the long term. However, with the completion of the Notes offering on October 1, 2009, we plan to return to our business growth strategies while continuing to manage our liquidity by managing our working capital through the optimization of inventory and reducing our obligations in connection with the provision of letters of credit.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Debt Balances

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	October 4, 2009	January 4, 2009
Current portion
Credit Facilities:
Revolving credit facility	$—	$120.0
Term A loan facility	—	18.6
Term B loan facility	—	59.4
Senior Secured Notes, interest rate of 11.75%	78.8	—

Total current portion of long-term debt	78.8	198.0
Current portion of capital lease obligations	6.3	8.5

	85.1	206.5

Non-current portion
Credit Facilities:
Term B loan facility	—	283.0
Senior Secured Notes, interest rate of 11.75%	555.9	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	855.9	583.0
Capital lease obligations, less current portion	21.2	28.3

	877.1	611.3

Total	$962.2	$817.8

On August 27, 2009, we entered into Amendment No. 2 with Viacom Inc. (“Viacom”) to the Amended and Restated Initial Public Offering and Split-Off Agreement dated as of June 18, 2004 (the “IPO and Split-Off Agreement”). In connection with a reduction in Viacom’s exposure to lease obligations and pursuant to the terms of the IPO and Split-Off Agreement, the face amounts of the letters of credit we are required to provide for the benefit of Viacom, which are collateralized at 105% of the face amounts, were reduced from $75 million to approximately $25 million. This reduction resulted in a net liquidity benefit of $34 million after negotiated payments by us to certain landlords related to renegotiation or termination of certain lease agreements.

Senior Secured Notes

As discussed above under “Liquidity,” we completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009.

Upon the occurrence of a change of control (as defined in the Indenture), any holder of Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

If more than $25.0 million of the aggregate principal amount of our senior subordinated notes are outstanding on May 31, 2012, then holders of the Notes will have the right to require us to repurchase all or any part of their Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the repurchase date. In addition, if for any fiscal year, commencing with the fiscal year ending

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

January 3, 2010, we have excess cash flow (as defined in the Indenture), we will be required within 120 days after the end of such fiscal year to make an offer to repurchase Notes, for an aggregate amount equal to 50% of excess cash flow for such fiscal year (subject to reduction by a credit for Notes optionally repurchased by us during such fiscal year), at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase.

If we or our restricted subsidiaries sell assets following the issue date under certain circumstances, we will be required to use 100% of the first $100 million of the net proceeds and 75% of additional net proceeds to make an offer to all holders to purchase Notes, at an offer price in cash in an amount equal to 100% of the principal amount of the Notes and such other indebtedness, plus accrued and unpaid interest to the date of purchase.

The Indenture contains customary events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of premium, if any, and accrued and unpaid interest, if any, on all the Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default which shall result in the Notes being due and payable immediately upon the occurrence of such events of default.

The Notes were not registered under the Securities Act and, unless so registered, may not be offered or sold in the United States absent an applicable exemption from registration requirements.

In connection with the sale of the Notes, on October 1, 2009, we and the Guarantors entered into a Collateral Agreement (the “Collateral Agreement”) with U.S. Bank National Association, as collateral agent. Pursuant to the Collateral Agreement, the Notes and the guarantees are secured by a first-priority lien, subject to permitted liens, on substantially all of our assets and the Guarantors’ assets securing our credit agreement immediately prior to the issue date of the Notes, including, but not limited to, all accounts receivable, plant, property and equipment (but excluding certain owned and all leased real property), inventory, intangible assets and the capital stock of any domestic subsidiary and certain foreign subsidiaries held by us of any Guarantor (but limited to 65% of the voting stock of any such first-tier foreign subsidiary).

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is a wholly-owned subsidiary of Blockbuster Canada Inc., which is a wholly-owned subsidiary of Blockbuster Inc. As discussed above under “Senior Secured Notes”, the Canadian Credit Facility was repaid on October 1, 2009, with the net proceeds from the issuance of the Notes.

Under the Canadian Credit Facility, BB Canada’s cash was held in a controlled disbursement account out of which disbursements were made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. The funds in the controlled disbursement account were released to BB Canada upon repayment of the Canadian Credit Facility.

Amended Credit Facility

On August 20, 2004, in connection with our divestiture from Viacom, we entered into a credit agreement with a syndicate of lenders providing for: (i) a five-year $500.0 million revolving credit facility, a portion of which was reserved for issuance of letters of credit to Viacom (the “Viacom Letters of Credit”); (ii) a five-year $100.0 million term loan A (the “Term Loan A”); and (iii) a seven-year $550.0 million term loan B (the “Term Loan B”).

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

We entered into various amendments and restatements to our credit agreement on November 4, 2005, April 10, 2007 and July 2, 2007. On April 2, 2009, we further amended our credit agreement to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250.0 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial and other covenants in our credit facility (the “Amended Revolver”). Borrowings under the Amended Revolver bore interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments were due and payable monthly. On May 11, 2009, the Amended Revolver was closed and funded.

The following table reflects the net proceeds from the funding of the Amended Revolver and the Canadian Credit Facility:

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

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the funding of the Amended Revolver to cash-collateralize our letter of credit requirements on May 11, 2009 as required by the Amended Revolver.

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

Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. Therefore, we made prepayments of $0.3 million and $4.4 million in the first and third quarters of 2008, respectively. We did not have any required prepayments in 2009.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

Concurrently with the closing of the sale of the Senior Secured Notes and the repayment of our revolving credit facility and Term Loan B on October 1, 2009, we entered into a second amendment agreement to our credit agreement (the “Amendment”), pursuant to which all liens securing the revolving credit facility were released, except for the cash collateral securing outstanding letters of credit. Pursuant to the Amendment, the credit agreement was converted to a letter of credit facility. The letters of credit outstanding under the Amended Revolver remain outstanding, but all financial and substantially all negative covenants in the credit agreement have been eliminated (although the credit agreement continues to have customary covenants, events of default and other provisions applicable to letter of credit facilities of this type). The existing letters of credit thereunder

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

will continue to be secured by cash collateral to the extent such letters of credit remain outstanding. All letters of credit under our credit agreement are currently scheduled to expire between August 12, 2010 and November 15, 2010, although the credit agreement provides for the extension, amendment or renewal of certain of such letters of credit.

In connection with the repayment of the revolving credit facility, we wrote off $29.9 million of remaining debt financing costs, which is reflected in “Loss on extinguishment of debt,” and paid the revolving lenders a fee of approximately $1.5 million, which is reflected in “Interest expense” in our Consolidated Statements of Operations.

As of October 4, 2009, we were in compliance with all remaining covenants under the Amended Revolver, and we expect to remain in compliance for the foreseeable future.

Note 3—Stock and Share-Based Payments

For the thirteen weeks ended October 4, 2009 and October 5, 2008, we recognized $1.8 million and $2.9 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units. For the thirty-nine weeks ended October 4, 2009 and October 5, 2008, we recognized $6.2 million and $12.7 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the thirty-nine weeks ended October 4, 2009, no stock options were granted or exercised and 1.1 million stock options were cancelled. In addition, 5.5 million restricted shares or restricted share units were granted to employees, 1.0 million restricted shares and restricted share units vested, and 0.3 million restricted shares and restricted share units were cancelled. As of October 4, 2009, 16.9 million stock options and 6.1 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of October 4, 2009 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Thirteen week period ending January 3, 2010	$0.3	$0.6	$0.9
Year ending January 2, 2011	0.5	1.3	1.8

Total	$0.8	$1.9	$2.7

Note 4—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $0.3 million and $3.6 million, respectively, for the thirteen and thirty-nine weeks ended October 4, 2009, and $4.3 million and $40.9 million, respectively, for the thirteen and thirty-nine weeks ended October 5, 2008, respectively, pursuant to our commercial arrangements with Take-Two. At October 4, 2009, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $1.3 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.” At January 4, 2009, our Consolidated Balance Sheets included $1.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $2.6 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.”

Note 5—Commitments and Contingencies

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding our extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment for us. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, we paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of our motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court for leave to appeal. On March 14, 2008, upon reconsideration the trial court granted Blockbuster’s motion to decertify plaintiff classes and decertified both plaintiff and defendant classes. We believe the plaintiffs’ position in Cohen is without merit and we intend to vigorously defend ourselves in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. We believe the plaintiffs’ positions in all of these cases are without merit and, if necessary, intend to vigorously defend ourselves.

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

Note 6—Divestitures and Discontinued Operations

Divestitures

On August 6, 2008, we completed the sale of our operations in Chile coupled with a license agreement to Rentas e Inversiones ISSI S.A. for $10.7 million before selling expenses of $1.2 million and cash held in Chilean stores of $4.4 million. Additionally, $0.8 million of the proceeds was placed in an escrow account for the buyer to apply against any undisclosed liabilities within 90 days of the sale date. We received the full amount of this escrow account in the fourth quarter of fiscal 2008. We recorded a loss on the sale of $0.8 million inclusive of a $3.2 million foreign currency translation loss, as of October 5, 2008. Because we have continued involvement in the Chilean operations through royalties received and services provided pursuant to the license agreement, the results of operations of Chile continue to be reflected as continuing operations in our consolidated financial statements.

Discontinued Operations

On August 28, 2009, we completed the sale of Xtra-vision Limited (“Xtra-vision”), a 186 store entertainment retailer in Ireland, to Birchhall Investments Limited (Birchhall Investments), an affiliate company of NCB Group Limited (“Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of Blockbuster Holdings Ireland, our wholly-owned subsidiary and the parent company of Xtra-Vision. We have recorded a loss of $38.7 million on the sale of Xtra-vision.

The purchase agreement calls for a total maximum cash purchase price of up to €32 million, or approximately $45 million based on exchange rates at the time of sale. We received $22.5 million at closing, which is the initial cash payment less $6.1 million in selling expenses and other liabilities paid on our behalf by the Buyer. We also paid an additional $1.1 million in selling expenses and transferred $8.0 million cash on hand to the Buyer at closing to offset certain operating liabilities assumed by the Buyer.

Pursuant to the purchase agreement, we will receive a maximum additional cash payment of up to €12 million in the first quarter of 2010, with the amount of such payment based upon achievement by Xtra-vision of certain operating targets for the remainder of fiscal 2009. Such payment is therefore subject to a number of factors, including the economic and competitive environment in Ireland and Northern Ireland, as well as management and operating decisions by the Buyer, over which we have little or no influence or control. Consequently, it is possible that the payment we receive in the first quarter of 2010 could vary significantly from the maximum possible amount.

The operations of Xtra-vision have been classified as discontinued operations, and its results of operations are reflected under “Income (loss) from discontinued operations” in our consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the results of discontinued operations, which includes insignificant amounts from previous divestitures:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Revenues	$25.5	$46.8	$99.4	$152.2
Income (loss) before income taxes (includes loss on sale)	$(38.2)	$1.6	$(37.4)	$4.3
Provision for income taxes	—	(0.1)	0.1	(0.4)

Income (loss) from discontinued operations	$(38.2)	$1.5	$(37.3)	$3.9

Note 7—Segment Information

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended October 4, 2009
Revenues	$621.2	$289.3	$—	$910.5
Operating income (loss)	12.2	8.9	(31.3)	(10.2)
Depreciation and intangible amortization	29.1	6.1	1.7	36.9
Net capital expenditures	3.5	1.8	0.6	5.9

Thirteen weeks ended October 5, 2008
Revenues	$812.5	$345.3	$—	$1,157.8
Operating income (loss)	22.5	10.4	(36.4)	(3.5)
Depreciation and intangible amortization	26.4	7.7	1.7	35.8
Net capital expenditures	25.8	4.3	5.4	35.5

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirty-nine weeks ended October 4, 2009
Revenues	$2,139.4	$838.8	$—	$2,978.2
Operating income (loss)	101.6	22.2	(85.4)	38.4
Depreciation and intangible amortization	79.2	19.5	4.5	103.2
Net capital expenditures	12.8	4.0	3.1	19.9

Thirty-nine weeks ended October 5, 2008
Revenues	$2,665.8	$1,085.2	$—	$3,751.0
Operating income (loss)	127.8	31.5	(115.3)	44.0
Depreciation and intangible amortization	77.1	27.6	5.8	110.5
Net capital expenditures	53.5	12.8	9.8	76.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 8—Condensed Consolidating Financial Statements

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

	Statement of Operations for the Thirteen Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$541.2	$—	$169.6	$—	$710.8
Merchandise sales	76.2	—	118.8	—	195.0
Other revenues	11.8	16.2	0.5	(23.8)	4.7

	629.2	16.2	288.9	(23.8)	910.5

Cost of sales:
Cost of rental revenues	192.8	—	54.3	—	247.1
Cost of merchandise sold	54.1	—	87.7	—	141.8

	246.9	—	142.0	—	388.9

Gross profit	382.3	16.2	146.9	(23.8)	521.6

Operating expenses:
General and administrative	352.9	16.2	130.6	(23.8)	475.9
Advertising	13.6	—	5.4	—	19.0
Depreciation and intangible amortization	30.7	—	6.2	—	36.9

	397.2	16.2	142.2	(23.8)	531.8

Operating income (loss)	(14.9)	—	4.7	—	(10.2)
Interest (expense) income, net	(61.3)	—	(0.3)	—	(61.6)
Other items, net	(6.3)	—	5.1	—	(1.2)

Income (loss) before income taxes	(82.5)	—	9.5	—	(73.0)
Provision for income taxes	(0.7)	—	(2.2)	—	(2.9)
Equity in income (loss) of affiliated companies, net of tax	7.7	—	—	(7.7)	—

Income (loss) from continuing operations	(75.5)	—	7.3	(7.7)	(75.9)
Income from discontinued operations, net of tax	(38.6)	—	0.4	—	(38.2)

Net income (loss)	$(114.1)	$—	$7.7	$(7.7)	$(114.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$680.0	$—	$199.6	$—	$879.6
Merchandise sales	127.4	—	144.1	—	271.5
Other revenues	11.5	22.4	1.0	(28.2)	6.7

	818.9	22.4	344.7	(28.2)	1,157.8

Cost of sales:
Cost of rental revenues	260.6	—	63.3	—	323.9
Cost of merchandise sold	103.0	—	109.5	—	212.5

	363.6	—	172.8	—	536.4

Gross profit	455.3	22.4	171.9	(28.2)	621.4

Operating expenses:
General and administrative	413.3	22.3	150.4	(28.2)	557.8
Advertising	23.7	—	7.6	—	31.3
Depreciation and intangible amortization	28.1	—	7.7	—	35.8

	465.1	22.3	165.7	(28.2)	624.9

Operating income (loss)	(9.8)	0.1	6.2	—	(3.5)
Interest (expense) income, net	(18.6)	—	1.2	—	(17.4)
Other items, net	5.4	—	—	—	5.4

Income (loss) from continuing operations before income taxes	(23.0)	0.1	7.4	—	(15.5)
Provision for income taxes	(0.1)	—	(3.7)	—	(3.8)
Equity in income (loss) of affiliated companies, net of tax	5.5	—	—	(5.5)	—

Income (loss) from continuing operations	(17.6)	0.1	3.7	(5.5)	(19.3)
Income (loss) from discontinued operations, net of tax	(0.2)	0.1	1.6	—	1.5

Net income (loss)	$(17.8)	$0.2	$5.3	$(5.5)	$(17.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,833.8	$—	$491.9	$—	$2,325.7
Merchandise sales	292.2	—	344.4	—	636.6
Other revenues	36.5	50.7	1.4	(72.7)	15.9

	2,162.5	50.7	837.7	(72.7)	2,978.2

Cost of sales:
Cost of rental revenues	677.7	—	160.2	—	837.9
Cost of merchandise sold	247.4	—	255.1	—	502.5

	925.1	—	415.3	—	1,340.4

Gross profit	1,237.4	50.7	422.4	(72.7)	1,637.8

Operating expenses:
General and administrative	1,081.2	50.9	381.7	(72.7)	1,441.1
Advertising	39.6	—	15.5	—	55.1
Depreciation and intangible amortization	83.7	—	19.5	—	103.2

	1,204.5	50.9	416.7	(72.7)	1,599.4

Operating income (loss)	32.9	(0.2)	5.7	—	38.4
Interest (expense) income, net	(107.9)	—	1.0	—	(106.9)
Other items, net	(13.7)	—	6.0	—	(7.7)

Income (loss) before income taxes	(88.7)	(0.2)	12.7	—	(76.2)
Provision for income taxes	(3.0)	—	(6.8)	—	(9.8)
Equity in income (loss) of affiliated companies, net of tax	6.9	—	—	(6.9)	—

Income (loss) from continuing operations	(84.8)	(0.2)	5.9	(6.9)	(86.0)
Income from discontinued operations, net of tax	(38.5)	—	1.2	—	(37.3)

Net income (loss)	$(123.3)	$(0.2)	$7.1	$(6.9)	$(123.3)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,254.8	$—	$630.2	$—	$2,885.0
Merchandise sales	393.4	—	449.5	—	842.9
Other revenues	46.8	66.8	3.5	(94.0)	23.1

	2,695.0	66.8	1,083.2	(94.0)	3,751.0

Cost of sales:
Cost of rental revenues	920.9	—	200.2	—	1,121.1
Cost of merchandise sold	315.5	—	343.0	—	658.5

	1,236.4	—	543.2	—	1,779.6

Gross profit	1,458.6	66.8	540.0	(94.0)	1,971.4

Operating expenses:
General and administrative	1,273.0	66.8	479.9	(94.0)	1,725.7
Advertising	67.6	—	23.6	—	91.2
Depreciation and intangible amortization	82.9	—	27.6	—	110.5

	1,423.5	66.8	531.1	(94.0)	1,927.4

Operating income (loss)	35.1	—	8.9	—	44.0
Interest (expense) income, net	(57.1)	—	3.8	—	(53.3)
Other items, net	5.7	—	(0.1)	—	5.6

Income (loss) from continuing operations before income taxes	(16.3)	—	12.6	—	(3.7)
Provision for income taxes	(2.4)	—	(12.1)	—	(14.5)
Equity in income (loss) of affiliated companies, net of tax	4.6	—	—	(4.6)	—

Income (loss) from continuing operations	(14.1)	—	0.5	(4.6)	(18.2)
Income (loss) from discontinued operations, net of tax	(0.2)	(0.1)	4.2	—	3.9

Net income (loss)	$(14.3)	$(0.1)	$4.7	$(4.6)	$(14.3)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$106.7	$0.5	$33.8	$—	$141.0
Receivables, net	40.7	—	22.9	—	63.6
Intercompany receivables	—	1.4	68.0	(69.4)	—
Merchandise inventories	138.2	—	139.0	—	277.2
Rental library, net	241.8	—	86.5	—	328.3
Deferred income taxes	—	—	11.7	—	11.7
Prepaid and other current assets	119.8	—	38.8	—	158.6

Total current assets	647.2	1.9	400.7	(69.4)	980.4
Property and equipment, net	253.5	—	69.0	—	322.5
Deferred income taxes	109.6	—	12.4	—	122.0
Investment in subsidiaries	403.9	—	—	(403.9)	—
Intangibles, net	9.5	—	0.6	—	10.1
Goodwill	232.0	—	94.1	—	326.1
Restricted cash	65.3	—	0.5	—	65.8
Other assets	49.3	—	1.1	—	50.4

	$1,770.3	$1.9	$578.4	$(473.3)	$1,877.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$162.4	$2.2	$76.1	$—	$240.7
Intercompany payables	69.4	—	—	(69.4)	—
Accrued expenses	298.5	0.5	71.7	—	370.7
Current portion of long-term debt	78.8	—	—	—	78.8
Current portion of capital lease obligations	6.0	—	0.3	—	6.3
Deferred income taxes	109.5	—	13.6	—	123.1

Total current liabilities	724.6	2.7	161.7	(69.4)	819.6
Long-term debt, less current portion	855.9	—	—	—	855.9
Capital lease obligations, less current portion	21.2	—	—	—	21.2
Other liabilities	53.6	—	12.0	—	65.6

	1,655.3	2.7	173.7	(69.4)	1,762.3
Total stockholders’ equity	115.0	(0.8)	404.7	(403.9)	115.0

	$1,770.3	$1.9	$578.4	$(473.3)	$1,877.3

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Thirty-Nine Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$8.4	$0.4	$(34.8)	$—	$(26.0)

Investing activities:
Capital expenditures	(15.9)	—	(4.0)	—	(19.9)
Change in restricted cash	(65.3)	—	(0.5)	—	(65.8)
Proceeds from sale of store operations	—	—	13.4	—	13.4
Other investing activities	0.6	—	0.3	—	0.9

Net cash provided by (used in) investing activities	(80.6)	—	9.2	—	(71.4)

Financing activities:
Proceeds from senior secured notes	634.5	—	—	—	634.5
Proceeds from credit agreement	360.0	—	21.4	—	381.4
Repayments on credit agreement	(841.0)	—	(23.4)	—	(864.4)
Debt financing costs	(60.6)	—	(0.5)	—	(61.1)
Cash dividends	(2.8)	—	—	—	(2.8)
Capital lease payments	(8.8)	—	(0.1)	—	(8.9)
Intercompany loans	5.1	—	(5.1)	—	—

Net cash provided by (used in) financing activities	86.4	—	(7.7)	—	78.7

Effect of exchange rate changes on cash	—	—	4.8	—	4.8

Net decrease in cash and cash equivalents	14.2	0.4	(28.5)	—	(13.9)
Cash and cash equivalents at beginning of period	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of period	$106.7	$0.5	$33.8	$—	$141.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for the Thirty-Nine Weeks Ended October 5, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(58.7)	$0.5	$(42.9)	$—	$(101.1)

Investing activities:
Capital expenditures	(63.3)	—	(12.8)	—	(76.1)
Proceeds from sale of store operations	—	—	3.8	—	3.8
Other investing activities	(1.8)	—	0.3	—	(1.5)

Net cash provided by (used in) investing
activities	(65.1)	—	(8.7)	—	(73.8)

Financing activities:
Proceeds from credit agreement	175.0	—	—	—	175.0
Repayments on credit agreement	(70.3)	—	—	—	(70.3)
Cash dividends	(8.4)	—	—	—	(8.4)
Capital lease payments	(7.6)	—	—	—	(7.6)
Intercompany loans	7.9	—	(7.9)	—	—

Net cash provided by (used in) financing
activities	96.6	—	(7.9)	—	88.7

Effect of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net decrease in cash and cash
equivalents	(27.2)	0.5	(62.6)	—	(89.3)
Cash and cash equivalents at beginning of period	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of period	$38.5	$0.7	$56.1	$—	$95.3

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 6,700 stores in the United States, its territories and 19 other countries as of October 4, 2009. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across four channels of distribution:

•	in-store,

•	by mail,

•	vending kiosks, and

•	digital devices.

Strategic Objectives

During the first three quarters of 2009, we temporarily changed our strategy to manage the business for cash conservation. This temporary business strategy was necessary due to the upcoming debt maturities and challenging financial market conditions. On October 1, 2009, we completed the offering of $675 million of senior secured notes, using most of the proceeds to repay all of our remaining credit facilities. We believe that the completion of this funding will allow us to return our focus to the operations of our business and strategic objectives going forward.

Stores—We will focus on improving the customer shopping experience by:

•	working to restructure studio and publisher contracts to improve the depth and breadth of product availability across all product lines;

•	enhancing merchandising initiatives;

•	providing exclusive products;

•	converting a limited number of locations to outlet stores; and

•	increasing store remodeling efforts in select locations.

By-Mail—We will optimize our by-mail distribution channel by:

•	increasing our investment in marketing and advertising;

•	enhancing our product offering through the addition of video game rentals, expansion of Blu-ray and integration of the digital delivery channel into our by-mail platform; and

•	actively pursuing third-party relationships, alliances and/or joint ventures to expand our by-mail business.

Vending kiosks—We will focus on this distribution channel through:

•	an alliance with NCR, who has already deployed over 1,000 kiosks and plans to deploy a total of 10,000 kiosks by the middle of 2010; and

•	adding retail DVDs, games and digital offerings to differentiate our kiosks from our competition.

Digital—We will continue to expand our digital presence using methods such as:

•	strategic alliances with consumer electronics device manufacturers and infrastructure providers, including:

•	joining forces with Samsung to provide premium digital entertainment via select new Samsung HDTVs, home theater systems and Blu-ray players;

•	an agreement with Motorola in which select Motorola devices will feature an exclusive BLOCKBUSTER On Demand® application;

•	partnering with TiVo® to provide premium digital movie titles directly to the television set via TiVo DVRs; and

•	an alliance with Suddenlink Communications and Mediacom Communications Corporation to provide Blockbuster branded video on demand services; and

•	enhanced features and capabilities for our blockbuster.com website.

Maintain focus on cost management and liquidity—We have reduced annualized worldwide general and administrative costs by more than $200 million in 2009 through the elimination of staffing and operational redundancies in our in-store, online and corporate support structure as well as through operational improvements. We will continue to closely monitor our costs and continue seeking operational efficiencies and cost reduction opportunities. Our focus will be on cost reductions and liquidity enhancing efforts through:

•	lease renegotiations to generate significant reductions in future store occupancy costs;

•

the continued closure of less profitable stores, with approximately 400 stores planned to be closed during the fourth quarter of 2009 and early 2010, and approximately 250 stores planned to be closed in the remainder of 2010;

•	outsourcing and reductions in compensation expense;

•	the ongoing pursuit of the sale and licensing of our international assets while maintaining an international brand presence overseas; and

•	continuing to further reduce or eliminate the remaining letters of credit related to leases guaranteed by our former parent, Viacom Inc.

Key Financial Points for the Thirteen Weeks Ended October 4, 2009

•	Closed the private offering of $675 million of senior secured notes and used the proceeds to pay off our amended revolving credit facility, term loan B and Canadian credit facility.

•	Consolidated same-store revenues decreased 14.4% due to lower store traffic during the economic and industry downturn.

•

Total gross profit margin improved to 57.3% from 53.7% as compared to the prior year, due to lower game retail sales, which have a significantly lower margin, as well as lower negotiated prices on the top DVD releases in the quarter and higher average game rental prices.

•

General and administrative expenses decreased by $81.9 million, compared to prior year mainly due to continued cost reduction initiatives, a favorable foreign currency impact and the closure of approximately 5% of company-operated stores, excluding the sale of our stores in Ireland.

•	Sold Ireland entertainment retailer, Xtra-vision Limited.

•	Reduced letters of credit by $50 million, for a net liquidity improvement of $34 million.

Outlook

We continued to operate the business to preserve liquidity during the third quarter of 2009 and completed funding of our senior secured notes on October 1, 2009. This funding made a substantial improvement in the timing of our debt maturities over the upcoming years. We believe that this new financing, combined with our ongoing cost saving initiatives and anticipated external liquidity enhancements, including further reduction or elimination of the remaining letters of credit related to lease guarantees and the sale of international assets, will improve our overall operational health and financial performance.

We enter the fourth quarter strategically positioned to expand our product availability and assortment. In addition, we plan to increase our investment in advertising and accelerate our growth initiatives. We continue to reposition and transform Blockbuster into a multi-channel brand by increasing our points of presence through alliances for vending and digital and by offering our customers the most convenient access to media entertainment.

By leveraging our brand to deliver content through multiple channels, we have positioned ourselves to be a leading provider of convenient access to media entertainment. Through the planned integration of our stores, by-mail, vending kiosks and digital services, we intend to utilize a centralized customer database, realize supply chain efficiencies and ultimately deliver a superior customer experience. This multi-channel capability differentiates us from our competitors and positions us to meet the challenges of operating in the rapidly changing media entertainment industry.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Statements of Operations Data:
Revenues	$910.5	$1,157.8	$2,978.2	$3,751.0
Cost of sales	388.9	536.4	1,340.4	1,779.6

Gross profit	521.6	621.4	1,637.8	1,971.4
Operating expenses	531.8	624.9	1,599.4	1,927.4

Operating income (loss)	(10.2)	(3.5)	38.4	44.0
Interest expense	(31.8)	(17.8)	(78.1)	(55.4)
Loss on extinguishment of debt	(29.9)	—	(29.9)	—
Interest income	0.1	0.4	1.1	2.1
Other items, net	(1.2)	5.4	(7.7)	5.6

Income (loss) before income taxes	(73.0)	(15.5)	(76.2)	(3.7)
Provision for income taxes	(2.9)	(3.8)	(9.8)	(14.5)

Income (loss) from continuing operations	(75.9)	(19.3)	(86.0)	(18.2)
Income (loss) from discontinued operations, net of tax	(38.2)	1.5	(37.3)	3.9

Net Income (loss)	$(114.1)	$(17.8)	$(123.3)	$(14.3)

Cash Flow Data:
Cash provided by (used in) operating activities	$(53.0)	$(18.2)	$(26.0)	$(101.1)
Cash provided by (used in) investing activities	$65.8	$(33.1)	$(71.4)	$(73.8)
Cash provided by (used in) financing activities	$25.7	$11.7	$78.7	$88.7

Other Data:
Depreciation and intangible amortization	$36.9	$35.8	$103.2	$110.5

Margins:
Rental margin (1)	65.2%	63.2%	64.0%	61.1%
Merchandise margin (2)	27.3%	21.7%	21.1%	21.9%
Gross margin (3)	57.3%	53.7%	55.0%	52.6%

Worldwide Data:
Same-store revenues increase (decrease) (4)
Rental revenues	(12.2)%	(0.1)%	(11.5)%	1.3%
Merchandise sales	(21.1)%	7.8%	(16.0)%	12.4%
Total revenues	(14.4)%	1.9%	(12.6)%	3.9%

Total stores at end of period	6,770	7,525	6,770	7,525

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at October 4, 2009:
Domestic
Company-operated stores	3,662	5.5	20,273
Distribution centers	39	N/A	1,121
Corporate / regional offices	10	N/A	404
International
Company-operated stores	1,703	3.2	5,472
Distribution centers	6	N/A	163
Corporate / regional offices	6	N/A	85

(1)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(2)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(3)	Gross profit as a percentage of total revenues.

(4)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to the digital delivery of movies through blockbuster.com. As of October 4, 2009, we had 4,217 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 555 stores were operated through our franchisees.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of October 4, 2009, we had 2,553 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 19 markets outside of the United States. Of these stores, 850 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH® brand. During 2008, we sold our Chilean subsidiary coupled with a license agreement. On August 28, 2009, we completed the sale of our subsidiary in Ireland. The results for Chile have been included in continuing operations through the period in which it was sold, but the results for Ireland have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended October 4, 2009
Revenues	$621.2	$289.3	$—	$910.5
Cost of sales	247.1	141.8	—	388.9

Gross profit	374.1	147.5	—	521.6
Operating expenses	361.9	138.6	31.3	531.8

Operating income (loss)	$12.2	$8.9	$(31.3)	$(10.2)

Thirteen Weeks Ended October 5, 2008
Revenues	$812.5	$345.3	$—	$1,157.8
Cost of sales	363.5	172.9	—	536.4

Gross profit	449.0	172.4	—	621.4
Operating expenses	426.5	162.0	36.4	624.9

Operating income (loss)	$22.5	$10.4	$(36.4)	$(3.5)

	Domestic Segment	International Segment	Unallocated / Corporate	Total
Statement of Operations Data:
Thirty-Nine Weeks Ended October 4, 2009
Revenues	$2,139.4	$838.8	$—	$2,978.2
Cost of sales	925.2	415.2	—	1,340.4

Gross profit	1,214.2	423.6	—	1,637.8
Operating expenses	1,112.6	401.4	85.4	1,599.4

Operating income (loss)	$101.6	$22.2	$(85.4)	$38.4

Thirty-Nine Weeks Ended October 5, 2008
Revenues	$2,665.8	$1,085.2	$—	$3,751.0
Cost of sales	1,236.3	543.3	—	1,779.6

Gross profit	1,429.5	541.9	—	1,971.4
Operating expenses	1,301.7	510.4	115.3	1,927.4

Operating income (loss)	$127.8	$31.5	$(115.3)	$44.0

Thirteen Weeks Ended October 4, 2009 Compared with Thirteen Weeks Ended October 5, 2008

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirteen Weeks Ended October 4, 2009		Thirteen Weeks Ended October 5, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$395.4	63.6%	$515.6	63.5%	$(120.2)	(23.3)%
Games	44.7	7.2%	50.5	6.2%	(5.8)	(11.5)%
Previously rented product (“PRP”)	101.1	16.3%	113.9	14.0%	(12.8)	(11.2)%

Total rental revenues	541.2	87.1%	680.0	83.7%	(138.8)	(20.4)%

Merchandise sales:
Movies	29.8	4.9%	43.0	5.3%	(13.2)	(30.7)%
Games	5.9	0.9%	37.6	4.6%	(31.7)	(84.3)%
General merchandise	40.5	6.5%	46.9	5.8%	(6.4)	(13.6)%

Total merchandise sales	76.2	12.3%	127.5	15.7%	(51.3)	(40.2)%

Royalties and other	3.8	0.6%	5.0	0.6%	(1.2)	(24.0)%

Total revenues	621.2	100.0%	812.5	100.0%	(191.3)	(23.5)%

Cost of sales:
Cost of rental revenues	193.0	31.1%	260.5	32.0%	(67.5)	(25.9)%
Cost of merchandise sold	54.1	8.7%	103.0	12.7%	(48.9)	(47.5)%

	247.1	39.8%	363.5	44.7%	(116.4)	(32.0)%

Gross profit	374.1	60.2%	449.0	55.3%	(74.9)	(16.7)%

Operating expenses:
General and administrative:
Stores	288.0	46.4%	331.5	40.8%	(43.5)	(13.1)%
Corporate and field	31.1	5.0%	44.9	5.5%	(13.8)	(30.7)%

Total general and administrative	319.1	51.4%	376.4	46.3%	(57.3)	(15.2)%

Advertising	13.7	2.2%	23.7	3.0%	(10.0)	(42.2)%
Depreciation and intangible amortization	29.1	4.6%	26.4	3.2%	2.7	10.2%

	361.9	58.2%	426.5	52.5%	(64.6)	(15.1)%

Operating income (loss)	$12.2	2.0%	$22.5	2.8%	$(10.3)	(45.8)%

Margins:
Rental margin	$348.2	64.3%	$419.5	61.7%	$(71.3)	(17.0)%
Merchandise margin	$22.1	29.0%	$24.5	19.2%	$(2.4)	(9.8)%
Gross margin	$374.1	60.2%	$449.0	55.3%	$(74.9)	(16.7)%

	Thirteen Weeks Ended October 4, 2009	Thirteen Weeks Ended October 5, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(14.5)%	0.8%
Merchandise sales	(35.6)%	30.7%
Total revenues	(18.3)%	5.1%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	a $66.0 million decrease in same-store base rental revenues, driven by decreased active store members, which includes an approximately $7 million of favorable impact from price increases;

•

a $40.7 million decrease in by-mail revenues, driven by a decline in by-mail subscribers over prior year, which was mostly offset by related cost reductions described below under “Domestic—Gross profit;”

•	a decline in company-operated stores of 247, or 6.3%, during the last four quarters, due primarily to the continued selective closure of less profitable stores; and

•	an $11.3 million decrease in same-store PRP revenues.

Domestic—Merchandise sales

•	Merchandise sales decreased due to:

•	a $29.1 million decline in same-store game sales, resulting primarily from reduced inventory levels as we managed the business to focus on cash conservation as well as from reduced store traffic;

•	a $10.1 million decline in same-store movie sales;

•	a 6.3% decrease in company-operated stores as discussed above; and

•	a $3.1 million decline in same-store sales of general merchandise.

Domestic—Gross profit

•

Rental gross profit decreased due to the decrease in rental revenues, partially offset by reduced estimated costs for our by-mail offering of $30 million, primarily related to fewer by-mail rentals and fewer free in-store exchanges by BLOCKBUSTER Total Access® (“Total Access”) subscribers.

•	Merchandise gross profit decreased due to the decrease in revenues discussed above.

•	Total domestic gross profit margin improved to 60.2% from 55.3% as compared to the prior year, due to lower game retail sales, which have a significantly lower margin.

Domestic—Operating expenses

•

Store general and administrative expense decreased $43.5 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores, leading to decreased occupancy costs and store labor costs over the prior year.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $13.8 million primarily due to our cost-savings measures.

•	Advertising expense decreased $10.0 million, primarily due to decreased advertising for our online operations.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended October 4, 2009		Thirteen Weeks Ended October 5, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$131.5	45.4%	$154.1	44.6%	$(22.6)	(14.7)%
Games	12.9	4.5%	13.0	3.8%	(0.1)	(0.8)%
PRP	25.2	8.7%	32.5	9.4%	(7.3)	(22.5)%

Total rental revenues	169.6	58.6%	199.6	57.8%	(30.0)	(15.0)%

Merchandise sales:
Movies	30.0	10.4%	35.6	10.3%	(5.6)	(15.7)%
Games	61.9	21.4%	74.2	21.5%	(12.3)	(16.6)%
General merchandise	26.9	9.3%	34.2	9.9%	(7.3)	(21.3)%

Total merchandise sales	118.8	41.1%	144.0	41.7%	(25.2)	(17.5)%

Royalties and other	0.9	0.3%	1.7	0.5%	(0.8)	(47.1)%

Total revenues	289.3	100.0%	345.3	100.0%	(56.0)	(16.2)%

Cost of sales:
Cost of rental revenues	54.1	18.7%	63.4	18.4%	(9.3)	(14.7)%
Cost of merchandise sold	87.7	30.3%	109.5	31.7%	(21.8)	(19.9)%

	141.8	49.0%	172.9	50.1%	(31.1)	(18.0)%

Gross profit	147.5	51.0%	172.4	49.9%	(24.9)	(14.4)%

Operating expenses:
General and administrative	127.2	44.0%	146.7	42.5%	(19.5)	(13.3)%
Advertising	5.3	1.8%	7.6	2.2%	(2.3)	(30.3)%
Depreciation and intangible amortization	6.1	2.1%	7.7	2.2%	(1.6)	(20.8)%

	138.6	47.9%	162.0	46.9%	(23.4)	(14.4)%

Operating income (loss)	$8.9	3.1%	$10.4	3.0%	$(1.5)	(14.4)%

Margins:
Rental margin	$115.5	68.1%	$136.2	68.2%	$(20.7)	(15.2)%
Merchandise margin	$31.1	26.2%	$34.5	24.0%	$(3.4)	(9.9)%
Gross margin	$147.5	51.0%	$172.4	49.9%	$(24.9)	(14.4)%

	Thirteen Weeks Ended October 4, 2009	Thirteen Weeks Ended October 5, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	(4.2)%	(2.2)%
Merchandise sales	(5.6)%	(5.0)%
Total revenues	(4.8)%	(3.4)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	We experienced an unfavorable foreign currency exchange impact of $18.6 million.

•	Same-store rental revenues decreased 4.2%, due to decreased traffic in the economic and industry downturn.

•	Same-store base movie rental revenues decreased 3.3%.

•	Same-store PRP revenues decreased 14.7%.

•	Same-store game rental revenues increased 13.8%, due to an increased average rental rate tied to newer game platforms.

•	Our store count has decreased by 47 stores, or 2.4%, excluding the sale of our stores in Ireland, during the last four quarters.

International—Merchandise sales

•	We experienced an unfavorable foreign currency exchange impact of $14.4 million.

•	Same-store sales decreased due to decreased store traffic in the economic and industry downturn. Canada drove the decline, partially offset by strong games sales in Mexico.

•	Same-store movie sales decreased 5.0%.

•	Same-store game sales decreased 4.5%.

•	Same-store general merchandise sales decreased 8.6%.

•	Our store count has decreased by 2.4%, as discussed above.

International—Gross profit

•	We experienced an unfavorable foreign currency exchange impact of $17.3 million.

•	Total gross profit declined due primarily to the decrease in revenues discussed above.

International—Operating expenses

•	We experienced a favorable foreign currency exchange impact of $15.8 million.

•	The decrease in general and administrative expenses was primarily due to:

•	a decrease in compensation expense of $3.6 million, excluding the impact of foreign currency exchange; and

•	$14.2 million of the favorable foreign currency exchange impact discussed above.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	October 4, 2009	October 5, 2008	Dollar	Percent
General and administrative	$29.6	$34.7	$(5.1)	(14.7)%
Depreciation and intangible amortization	1.7	1.7	—	0.0%

Operating expenses	$31.3	$36.4	$(5.1)	(14.0)%

•	Operating expenses decreased primarily due to a reduction in general and administrative expense due to continued cost savings measures.

Additional Consolidated Results.

•	Loss on extinguishment of debt of $29.9 million related to the write-off of debt financing costs for our amended revolving facility.

•	Interest expense increased $14.0 million.

•	Non-cash interest increased $8.2 million related to the amortization of debt financing costs.

•	Cash interest increased $5.8 million due to higher average interest rates and higher average debt balances on our long-term debt during the quarter.

•	Discontinued operations include a $38.7 million loss on the sale of our Ireland operations.

Thirty-Nine Weeks Ended October 4, 2009 Compared with Thirty-Nine Weeks Ended October 5, 2008

Domestic Segment. The following table is a summary of domestic results of operations.

	Thirty-Nine Weeks Ended October 4, 2009		Thirty-Nine Weeks Ended October 5, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$1,364.2	63.8%	$1,720.6	64.5%	$(356.4)	(20.7)%
Games	146.4	6.8%	157.6	5.9%	(11.2)	(7.1)%
PRP	323.2	15.1%	376.6	14.1%	(53.4)	(14.2)%

Total rental revenues	1,833.8	85.7%	2,254.8	84.5%	(421.0)	(18.7)%

Merchandise sales:
Movies	115.1	5.4%	148.1	5.6%	(33.0)	(22.3)%
Games	49.2	2.3%	100.9	3.8%	(51.7)	(51.2)%
General merchandise	127.9	6.0%	144.4	5.4%	(16.5)	(11.4)%

Total merchandise sales	292.2	13.7%	393.4	14.8%	(101.2)	(25.7)%

Royalties and other	13.4	0.6%	17.6	0.7%	(4.2)	(23.9)%

Total revenues	2,139.4	100.0%	2,665.8	100.0%	(526.4)	(19.7)%

Cost of sales:
Cost of rental revenues	677.7	31.6%	920.8	34.6%	(243.1)	(26.4)%
Cost of merchandise sold	247.5	11.6%	315.5	11.8%	(68.0)	(21.6)%

	925.2	43.2%	1,236.3	46.4%	(311.1)	(25.2)%

Gross profit	1,214.2	56.8%	1,429.5	53.6%	(215.3)	(15.1)%

Operating expenses:
General and administrative:
Stores	889.9	41.6%	1,020.5	38.3%	(130.6)	(12.8)%
Corporate and field	103.9	4.9%	136.5	5.1%	(32.6)	(23.9)%

Total general and administrative	993.8	46.5%	1,157.0	43.4%	(163.2)	(14.1)%

Advertising	39.6	1.9%	67.6	2.5%	(28.0)	(41.4)%
Depreciation and intangible amortization	79.2	3.7%	77.1	2.9%	2.1	2.7%

	1,112.6	52.1%	1,301.7	48.8%	(189.1)	(14.5)%

Operating income (loss)	$101.6	4.7%	$127.8	4.8%	$(26.2)	(20.5)%

Margins:
Rental margin	$1,156.1	63.0%	$1,334.0	59.2%	$(177.9)	(13.3)%
Merchandise margin	$44.7	15.3%	$77.9	19.8%	$(33.2)	(42.6)%
Gross margin	$1,214.2	56.8%	$1,429.5	53.6%	$(215.3)	(15.1)%

	Thirty-Nine Weeks Ended October 4, 2009	Thirty-Nine Weeks Ended October 5, 2008
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(13.3)%	2.5%
Merchandise sales	(26.0)%	37.9%
Total revenues	(15.5)%	7.2%

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	a $195.1 million decrease in same-store base rental revenues, driven by decreased active store members, which includes an approximately $58 million favorable impact of price increases;

•	a $117.1 million decrease in by-mail revenues, driven by a decline in by-mail subscribers, which was mostly offset by related cost reductions described below under “Domestic—Gross profit;”

•	a decline in company-operated stores of 247, or 6.3%, during the last four quarters, as a result of the continued selective closure of less profitable stores; and

•	a $42.3 million decrease in same-store PRP revenues, driven by reduced store traffic.

Domestic—Merchandise sales

•	Merchandise sales decreased due to:

•

a $58.5 million decline in same-store game sales, a $27.0 million decline in same-store DVD sales, and a $10.8 million decline in same-store general merchandise sales resulting from reduced store traffic;

•	a 6.3% decrease in company-operated stores as discussed above;

•	offset by a $15.2 million bulk sale of games to a third-party game wholesaler.

Domestic—Gross profit

•

Rental gross profit decreased due to the decrease in rental revenues, offset by reduced estimated costs for our by-mail offering of $115 million, primarily related to fewer by-mail rentals and free in-store exchanges by Total Access subscribers.

•	Merchandise gross profit decreased due to:

•	first quarter obsolescence adjustments of $16.7 million related to the bulk sale of games mentioned above, slightly offset by a $2.7 million gain in the second quarter on the sale; and

•	the decrease in revenues discussed above.

Domestic—Operating expenses

•

Store general and administrative expense decreased $130.6 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores, leading to decreased occupancy costs and store labor costs over the prior year.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $32.6 million primarily due to our cost-savings measures.

•	Advertising expense decreased $28 million as a result of lower by-mail subscriber acquisition costs and reduced advertising for our online business, slightly offset by increased general advertising.

International Segment. The following table is a summary of international results of operations.

	Thirty-Nine Weeks Ended October 4, 2009		Thirty-Nine Weeks Ended October 5, 2008		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$379.8	45.3%	$490.2	45.2%	$(110.4)	(22.5)%
Games	37.2	4.4%	39.2	3.6%	(2.0)	(5.1)%
PRP	74.9	8.9%	100.8	9.3%	(25.9)	(25.7)%

Total rental revenues	491.9	58.6%	630.2	58.1%	(138.3)	(21.9)%

Merchandise sales:
Movies	91.9	11.0%	112.4	10.4%	(20.5)	(18.2)%
Games	173.9	20.7%	234.8	21.6%	(60.9)	(25.9)%
General merchandise	78.6	9.4%	102.3	9.4%	(23.7)	(23.2)%

Total merchandise sales	344.4	41.1%	449.5	41.4%	(105.1)	(23.4)%

Royalties and other	2.5	0.3%	5.5	0.5%	(3.0)	(54.5)%

Total revenues	838.8	100.0%	1,085.2	100.0%	(246.4)	(22.7)%

Cost of sales:
Cost of rental revenues	160.2	19.1%	200.3	18.5%	(40.1)	(20.0)%
Cost of merchandise sold	255.0	30.4%	343.0	31.6%	(88.0)	(25.7)%

	415.2	49.5%	543.3	50.1%	(128.1)	(23.6)%

Gross profit	423.6	50.5%	541.9	49.9%	(118.3)	(21.8)%

Operating expenses:
General and administrative	366.4	43.8%	459.2	42.3%	(92.8)	(20.2)%
Advertising	15.5	1.8%	23.6	2.2%	(8.1)	(34.3)%
Depreciation and intangible amortization	19.5	2.3%	27.6	2.5%	(8.1)	(29.3)%

	401.4	47.9%	510.4	47.0%	(109.0)	(21.4)%

Operating income (loss)	$22.2	2.6%	$31.5	2.9%	$(9.3)	(29.5)%

Margins:
Rental margin	$331.7	67.4%	$429.9	68.2%	$(98.2)	(22.8)%
Merchandise margin	$89.4	26.0%	$106.5	23.7%	$(17.1)	(16.1)%
Gross margin	$423.6	50.5%	$541.9	49.9%	$(118.3)	(21.8)%

	Thirty-Nine Weeks Ended October 4, 2009	Thirty-Nine Weeks Ended October 5, 2008
Same-store revenues increase/(decrease) (1)
Rental revenues	(4.7)%	(1.8)%
Merchandise sales	(4.9)%	(1.8)%
Total revenues	(4.8)%	(1.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

International—Rental revenues

•	We experienced an unfavorable foreign currency exchange impact of $94.5 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Same-store rental revenues decreased 4.7%, due to decreased traffic in the economic and industry downturn.

•	Same-store base movie rental revenues decreased 6.7%.

•	Same-store PRP revenues decreased 11.1%.

•	Same-store game rental revenues increased 17.1%, due to an increased average rental rate tied to newer game platforms.

•	Our store count has decreased by 47 stores, or 2.4%, excluding the sale of our stores in Ireland, during the last four quarters.

International—Merchandise sales

•	We experienced an unfavorable foreign currency exchange impact of $69.7 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•

Same-store sales decreased due to decreased store traffic in the economic and industry downturn. The United Kingdom drove the decline, partially offset by strong sales in Mexico during the second quarter due to the temporary closure of other entertainment venues during the swine flu epidemic.

•	Same-store movie sales were relatively flat compared to prior year.

•	Same-store game sales decreased 8.3%.

•	Same-store general merchandise sales decreased 2.8%.

•	Our store count has decreased by 2.4%, as discussed above.

International—Gross profit

•	We experienced an unfavorable foreign currency exchange impact of $83.3 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	Total gross profit declined due primarily to the decrease in revenues discussed above.

International—Operating expenses

•	We experienced a favorable foreign currency exchange impact of $77.0 million, primarily due to currency fluctuations in the United Kingdom and Canada.

•	The decrease in general and administrative expenses was primarily due to:

•	a decrease in compensation expense of $13.9 million, excluding the impact of foreign currency exchange;

•	a decrease in occupancy expense of $3.4 million, excluding the impact of foreign currency exchange;

•	a decrease in other general and administrative expenses of $5.7 million, excluding the impact of foreign currency exchange; and

•	$69.8 million of the favorable foreign currency exchange impact discussed above.

•	Advertising expense decreased $4.7 million, excluding the impact of foreign currency exchange, due to our focus on reducing costs.

•

Depreciation and intangible amortization expense decreased $4.2 million, excluding the impact of foreign currency exchange, due primarily to the lower store count discussed above and a decrease in capital expenditures.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirty-Nine Weeks Ended		Increase/(Decrease)
	October 4, 2009	October 5, 2008	Dollar	Percent
General and administrative	$80.9	$109.5	$(28.6)	(26.1)%
Depreciation and intangible amortization	4.5	5.8	(1.3)	(22.4)%

Operating expenses	$85.4	$115.3	$(29.9)	(25.9)%

Operating expenses decreased primarily due to:

•	a $15.5 million decrease in corporate compensation expense, related primarily to cost savings measures of $10.4 million and reduced stock compensation expense of $6.4 million;

•	the settlement of a $12.6 million future liability for $5 million, which resulted in a $7.6 million release of liabilities; and

•	a $6.1 million reduction in professional fees, due primarily to our cost savings measures; and

•	partially offset by a $3.7 million increase in outsourcing fees.

Additional Consolidated Results.

•	Loss on extinguishment of debt of $29.9 million related to the write-off of debt financing costs for our amended revolving facility.

•	Interest expense increased $22.7 million.

•	Non-cash interest increased $15.7 million related to the amortization of debt financing costs.

•	Cash interest increased $7.0 million due to higher average debt balances on our long-term debt.

•	Discontinued operations include a $38.7 million loss on the sale of our Ireland operations.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

On October 1, 2009, we completed the sale of $675.0 million aggregate principal amount of 11.75% senior secured notes due 2014 (the “Senior Secured Notes” or the “Notes”) at an issue price of 94.0%. The Notes were sold in a private offering to qualified institutional investors in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The Notes are senior secured obligations and are guaranteed by our domestic subsidiaries (the “Guarantors”). The Notes and the guarantees are secured by first-priority liens on substantially all of our assets and the Guarantors’ assets.

We used the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We plan to use the remaining net proceeds for general corporate purposes.

The following table reflects the net proceeds from the funding of the Notes:

Proceeds from Senior Secured Notes (1)	$634.5
Repayment of Amended Revolver (2)	(251.6)
Repayment of Term B Loan Facility (2)	(302.3)
Repayment of Canadian Credit Facility (2)	(24.0)
Payment of fees on Senior Secured Notes (3)	(19.8)

Net proceeds from funding	$36.8

(1)	Reflects $675.0 million aggregate principal amount net of $40.5 million original issue discount.

(2)	Includes payments of principal and accrued interest.

(3)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes will be payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010.

The Notes were issued pursuant to an Indenture, dated as of October 1, 2009 (the “Indenture”), between Blockbuster Inc., the Guarantors and U.S. Bank National Association, as trustee. There are no maintenance covenants with respect to our financial performance. However, the Indenture does contain transaction-based restrictive covenants, including but not limited to, limitations on us and our restricted subsidiaries to:

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into sale and leaseback transactions.

Additionally, during such time that the Notes do not receive a rating of BBB- or higher from Standard & Poor’s Rating Services (“Standard & Poor’s”) and a rating of Baa3 or higher from Moody’s Investors Service, Inc. (“Moody’s”), in each case with a stable or better outlook, the Indenture limits our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay cash dividends, repurchase our capital stock or make other restricted payments;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	make capital expenditures in excess of $35 million in fiscal 2009, $70 million in fiscal 2010, and $80 million each following year through fiscal 2014;

•	agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as Unrestricted Subsidiaries.

In April 2009, we received downgrades on our probability of default rating and corporate family rating. Subsequent to the September 14, 2009 announcement of our Notes offering, Standard & Poor’s and Moody’s both upgraded our ratings. On September 16, 2009, Standard & Poor’s upgraded our corporate credit rating to B- from CCC, with a stable outlook, and assigned a B rating to our Notes. Moody’s assigned a B1 rating to our Notes on September 16, 2009, and then upgraded our probability of default rating to Caa1 from Caa3 and upgraded our corporate family rating to Caa1 from Caa2, with a stable outlook, on October 2, 2009.

Prior to October 1, 2014, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption plus a “make-whole” premium.

In addition, at any time and, on or prior to October 1, 2012, we may redeem up to 35% of the original principal amount of the Notes with the net cash proceeds from certain equity offerings, as defined, at a redemption price equal to 111.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

On each January 1, April 1, July 1 and October 1 commencing January 1, 2010, we will be required to redeem 3.333% of the aggregate original principal amount of the Notes at a redemption price of 106% of the principal amount thereof (“Mandatory Redemption”), plus accrued and unpaid interest, if any, to the applicable date of redemption. If we redeem or repurchase Notes other than through a Mandatory Redemption, all remaining Mandatory Redemptions will be reduced.

In recent months, our operating results and overall liquidity position have been negatively impacted due to competitive industry conditions and the current state of the global economy. As a result of the October 2009 refinancing, we expect cash on hand and cash from operations will be sufficient to fund our anticipated cash requirements for working capital purposes including rental library purchases as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the state of the global economy, competitive pressures, and no significant contraction in our trade terms. Our current fiscal 2009 plan contemplates that worldwide same-store revenues will be lower than what we experienced in 2008. Further deterioration would negatively impact our anticipated revenues and cash flows from operations.

Prior to completion of our refinancing in October 2009, we implemented a cash management strategy to enhance and preserve as much liquidity as possible. This cash management strategy temporarily limited certain of our operational and strategic initiatives designed to grow our business over the long term. However, with the completion of the Notes offering on October 1, 2009, we plan to return to our business growth strategies while continuing to manage our liquidity by managing our working capital through the optimization of inventory and reducing our obligations in connection with the provision of letters of credit.

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

Contractual Obligations

The following table sets forth our revised contractual obligations pertaining to principal and interest on long-term debt, which include our Senior Subordinated Notes and Senior Secured Notes as of October 4, 2009. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

Contractual Obligations	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt	$90.0	$570.0	$315.0	$—	$975.0
Interest payments on long-term debt	108.8	232.9	37.1	—	378.8

	$198.8	$802.9	$352.1	$—	$1,353.8

Capital Structure

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	October 4, 2009	January 4, 2009
Current portion
Credit Facilities:
Revolving credit facility	$—	$120.0
Term A loan facility	—	18.6
Term B loan facility	—	59.4
Senior Secured Notes, interest rate of 11.75%	78.8	—

Total current portion of long-term debt	78.8	198.0
Current portion of capital lease obligations	6.3	8.5

	85.1	206.5

Non-current portion
Credit Facilities:
Term B loan facility	—	283.0
Senior Secured Notes, interest rate of 11.75%	555.9	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	855.9	583.0
Capital lease obligations, less current portion	21.2	28.3

	877.1	611.3

Total	$962.2	$817.8

On August 27, 2009, we entered into Amendment No. 2 with Viacom Inc. (“Viacom”) to the Amended and Restated Initial Public Offering and Split-Off Agreement dated as of June 18, 2004 (the “IPO and Split-Off Agreement”). In connection with a reduction in Viacom’s exposure to lease obligations and pursuant to the terms of the IPO and Split-Off Agreement, the face amounts of the letters of credit we are required to provide for the benefit of Viacom, which are collateralized at 105% of the face amounts, were reduced from $75 million to approximately $25 million. This reduction resulted in a net liquidity benefit of $34 million after negotiated payments by us to certain landlords related to renegotiation or termination of certain lease agreements.

Senior Secured Notes

As discussed above under “General,” we completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009.

The following table compares the future quarterly minimum principal payments on our long-term debt as of October 4, 2009 to what the minimum payments would have been in the same periods had we not completed our October 2009 refinancing. These payments do not include interest or redemption premiums on the Mandatory Redemptions.

	Total Payments Due as of October 4, 2009	Total Payments Due Prior to October Refinancing	Increase (Decrease) in Total Due
Fiscal 2009:
Fourth quarter	$22.5	$33.7	$(11.2)

	$22.5	$33.7	$(11.2)

Fiscal 2010:
First quarter	$22.5	$68.6	$(46.1)
Second quarter	22.5	83.7	(61.2)
Third quarter	22.5	178.0	(155.5)
Fourth quarter	22.5	66.7	(44.2)

	$90.0	$397.0	$(307.0)

Fiscal 2011:
First quarter	$22.5	$66.6	$(44.1)
Second quarter	22.5	—	22.5
Third quarter	22.5	66.7	(44.2)
Fourth quarter	22.5	—	22.5

	$90.0	$133.3	$(43.3)

Fiscal 2012:
First quarter	$22.5		$22.5
Second quarter	22.5		22.5
Third quarter (Sr. Subordinated Notes)	300.0	300.0	—
Fourth quarter	45.0		45.0

	$390.0	$300.0	$90.0

Fiscal 2013:
First quarter	$22.5		$22.5
Second quarter	22.5		22.5
Third quarter	22.5		22.5
Fourth quarter	22.5		22.5

	$90.0	$—	$90.0

Fiscal 2014:
First quarter	$22.5		$22.5
Second quarter	22.5		22.5
Third quarter	247.5		247.5
Fourth quarter	—		—

	$292.5	$—	$292.5

Upon the occurrence of a change of control (as defined in the Indenture), any holder of Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

If more than $25.0 million of the aggregate principal amount of our senior subordinated notes are outstanding on May 31, 2012, then holders of the Notes will have the right to require us to repurchase all or any part of their Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the repurchase date. In addition, if for any fiscal year, commencing with the fiscal year ending January 3, 2010, we have excess cash flow (as defined in the Indenture), we will be required within 120 days after the end of such fiscal year to make an offer to repurchase Notes, for an aggregate amount equal to 50% of excess cash flow for such fiscal year (subject to reduction by a credit for Notes optionally repurchased by us during such fiscal year), at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase.

If we or our restricted subsidiaries sell assets following the issue date under certain circumstances, we will be required to use 100% of the first $100 million of the net proceeds and 75% of additional net proceeds to make an offer to all holders to purchase Notes, at an offer price in cash in an amount equal to 100% of the principal amount of the Notes and such other indebtedness, plus accrued and unpaid interest to the date of purchase.

The Indenture contains customary events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of premium, if any, and accrued and unpaid interest, if any, on all the Notes to be due and payable immediately. Certain events of bankruptcy or insolvency are events of default which shall result in the Notes being due and payable immediately upon the occurrence of such events of default.

The Notes were not registered under the Securities Act and, unless so registered, may not be offered or sold in the United States absent an applicable exemption from registration requirements.

In connection with the sale of the Notes, on October 1, 2009, we and the Guarantors entered into a Collateral Agreement (the “Collateral Agreement”) with U.S. Bank National Association, as collateral agent. Pursuant to the Collateral Agreement, the Notes and the guarantees are secured by a first-priority lien, subject to permitted liens, on substantially all of our assets and the Guarantors’ assets securing our credit agreement immediately prior to the issue date of the Notes, including, but not limited to, all accounts receivable, plant, property and equipment (but excluding certain owned and all leased real property), inventory, intangible assets and the capital stock of any domestic subsidiary and certain foreign subsidiaries held by us of any Guarantor (but limited to 65% of the voting stock of any such first-tier foreign subsidiary).

Canadian Credit Facility

On May 8, 2009, Blockbuster Canada Co. (“BB Canada”) signed a credit facility with Callidus Capital Corporation (the “Lender”), a privately-held Canadian lender (the “Canadian Credit Facility”), subject to the terms and conditions set forth below. BB Canada is a wholly-owned subsidiary of Blockbuster Canada Inc., which is a wholly-owned subsidiary of Blockbuster Inc. As discussed above under “Senior Secured Notes”, the Canadian Credit Facility was repaid on October 1, 2009, with the net proceeds from the issuance of the Notes.

Under the Canadian Credit Facility, BB Canada’s cash was held in a controlled disbursement account out of which disbursements were made by the Lender from time to time to BB Canada in amounts calculated in accordance with a formula set forth in the Canadian Credit Facility. The funds in the controlled disbursement account were released to BB Canada upon repayment of the Canadian Credit Facility.

Amended Credit Facility

On August 20, 2004, in connection with our divestiture from Viacom, we entered into a credit agreement with a syndicate of lenders providing for: (i) a five-year $500.0 million revolving credit facility, a portion of which was reserved for issuance of letters of credit to Viacom (the “Viacom Letters of Credit”); (ii) a five-year $100.0 million term loan A (the “Term Loan A”); and (iii) a seven-year $550.0 million term loan B (the “Term Loan B”).

We entered into various amendments and restatements to our credit agreement on November 4, 2005, April 10, 2007 and July 2, 2007. On April 2, 2009, we further amended our credit agreement to include commitments from certain of our lenders and certain new lenders to (a) replace the existing revolving credit facility with a $250.0 million revolving credit facility with a maturity date of September 30, 2010 and (b) amend certain financial and other covenants in our credit facility (the “Amended Revolver”). Borrowings under the Amended Revolver bore interest at an alternate base rate (with a floor of 4.5%) plus 9% or at LIBOR (with a floor of 3.5%) plus 10%, at our discretion, which interest payments were due and payable monthly. On May 11, 2009, the Amended Revolver was closed and funded.

The following table reflects the net proceeds from the funding of the Amended Revolver and the Canadian Credit Facility:

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

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the funding of the Amended Revolver to cash-collateralize our letter of credit requirements on May 11, 2009 as required by the Amended Revolver.

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

Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. Therefore, we made prepayments of $0.3 million and $4.4 million in the first and third quarters of 2008, respectively. We did not have any required prepayments in 2009.

As a result of a significant reduction in our gross leverage ratio determined by our results of operations for the period ended April 6, 2008, our borrowing rate decreased 50 basis points during the second quarter of 2008.

Concurrently with the closing of the sale of the Senior Secured Notes and the repayment of our revolving credit facility and Term Loan B on October 1, 2009, we entered into a second amendment agreement to our credit agreement (the “Amendment”), pursuant to which all liens securing the revolving credit facility were released, except for the cash collateral securing outstanding letters of credit. Pursuant to the Amendment, the credit agreement was converted to a letter of credit facility. The letters of credit outstanding under the Amended Revolver remain outstanding, but all financial and substantially all negative covenants in the credit agreement have been eliminated (although the credit agreement continues to have customary covenants, events of default and other provisions applicable to letter of credit facilities of this type). The existing letters of credit thereunder will continue to be secured by cash collateral to the extent such letters of credit remain outstanding. All letters of credit under our credit agreement are currently scheduled to expire between August 12, 2010 and November 15, 2010, although the credit agreement provides for the extension, amendment or renewal of certain of such letters of credit.

In connection with the repayment of the revolving credit facility, we wrote off $29.9 million of remaining debt financing costs and we paid the revolving lenders a fee of approximately $1.5 million.

As of October 4, 2009, we were in compliance with all remaining covenants under the Amended Revolver, and we expect to remain in compliance for the foreseeable future.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $75.1 million to $26.0 million of cash used in operating activities in the thirty-nine weeks ended October 4, 2009 from $101.1 million of cash used in operating activities in the thirty-nine weeks ended October 5, 2008. Cash used for operating activities was lower as we managed the business to preserve liquidity during the year.

•	Net income adjusted for non-cash items decreased $209.6 million, primarily driven by a decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

•	Rental library purchases decreased $124.5 to $347.3 million used in the thirty-nine weeks ended October 4, 2009 from $471.8 million used in the thirty-nine weeks ended October 5, 2008

•

Other changes in operating assets and liabilities in the thirty-nine weeks ended October 4, 2009 compared to the same period in 2008 resulted primarily from the change in our strategy from inventory investment to cash maximization.

Investing Activities. Net cash flows from investing activities increased $2.4 million to $71.4 million of cash used in investing activities in the thirty-nine weeks ended October 4, 2009 from $73.8 million used in investing activities in the thirty-nine weeks ended October 5 2008, due to $65.8 million in restricted cash related primarily to our cash-collateralization of letters of credit, offset by a $56.2 million decrease in capital expenditures and an increase of $9.6 million in proceeds from sale of store operations.

Financing Activities. Net cash flows provided by financing activities decreased $10.0 million to $78.7 million of cash provided by financing activities for the thirty-nine weeks ended October 4, 2009, from $88.7 million cash provided by financing activities in the thirty-nine weeks ended October 5, 2008, resulting from $61.1 million in debt financing costs related to our May and October 2009 debt transactions, offset by an increase of $46.8 million in net proceeds received from our credit facilities and senior secured notes and a $5.6 million decrease in cash paid for dividends on preferred stock.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	our debt service obligations will have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding, and we may not have sufficient cash flows from operating activities, cash on hand and available borrowings to service our indebtedness;

(ii)	whether, despite the successful issue of the senior secured notes, we will have sufficient liquidity to finance the ongoing obligations of our business;

(iii)	our ability to generate cash from operations sufficient to allow us to continue to finance our business obligations as they become due;

(iv)	further tightening or elimination of credit terms by studios resulting in increased up-front cash commitments that we may not be able to sustain on a long-term basis given our liquidity limitations, and that could adversely affect our ability to maintain optimal product in-stock and availability levels in the stores;

(v)	our ability to comply with operating and financial restrictions and covenants in our debt agreements;

(vi)	our ability under our cash management plan to effect on a timely basis initiatives to eliminate or reduce certain expenses and maintain such initiatives so as to enable us to continue to satisfy our capital requirements;

(vii)	past and potential future downgrades in our debt ratings may adversely affect our cost of borrowing and related margins, liquidity, competitive position and access to capital markets;

(viii)	the effect of ongoing speculation on our business as to whether we will be able to continue to operate outside of a bankruptcy proceeding and the effect on our business if we reorganize within a bankruptcy proceeding;

(ix)	our ability to selectively develop and maintain strategic alliances for products and services that meet and anticipate advances in technology, market trends and consumer preferences;

(x)	the volatility and decline in our stock price and our ability to maintain our listing on the New York Stock Exchange;

(xi)	vendor determinations relating to pricing, distribution and payment terms of their product and our ability to reach agreements with service, product and content providers on favorable commercial terms, including on such matters as copy depth and uses of product;

(xii)	our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our product mix, service offerings and marketing and merchandising initiatives if and as necessary;

(xiii)	overall industry performance, current and anticipated economic conditions, and the accuracy of our estimates and judgments regarding trends impacting the home video and game entertainment industry;

(xiv)	the variability in consumer appeal of the movie titles and games software released for rental and sale and the effect of game platform cycles;

(xv)	consumer appeal of our existing and planned product and service offerings, and the related impact of competitor pricing and product and service offerings;

(xvi)	the impact of changes in our consumer rental terms, including our subscription rental offers; and

(xvii)	other factors, as described in our filings with the SEC, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

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

We are exposed to market risks arising from changes in foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of October 4, 2009 and October 5, 2008, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

On October 1, 2009, we issued fixed rate senior secured debt and repaid all of our variable rate debt under our credit facilities. As we no longer have the ability to borrow variable rate debt under our credit facilities, we have no significant market interest rate risk impacting our future results of operations, financial position and cash flows.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have increased by $33.2 million and $164.8 million and operating income would have increased by $1.5 million and $6.3 million, for the thirteen and thirty-nine weeks ended October 4, 2009, respectively, if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.8% and 29.8% of our total revenues for the thirteen weeks ended October 4, 2009 and October 5, 2008, respectively, and 28.2% and 28.9% of our total revenues for the thirty-nine weeks ended October 4, 2009 and October 5, 2008, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of October 4, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of October 4, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 4, 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

If our operating results continue to decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand (including a portion of the net proceeds of the senior secured notes offering) and cash from operations to fund our cash requirements for working capital, including rental library purchases, capital expenditures, commitments and payments of principal and interest on borrowings. We have no ability to borrow any additional amounts under our amended credit agreement, and our ability to generate cash from operations has been negatively impacted by competitive industry conditions, rapidly changing consumer preferences for acquisition of video and game entertainment, and the current state of the global economy. We expect that these factors will continue to have a negative impact on our business for at least the near-term future.

We recently completed a number of external liquidity generating events, including the divestiture of some of our international operations. Our ability to complete additional divestitures is subject to a number of conditions, many of which are outside of our control. For example, each transaction is dependant on the execution of a definitive agreement with a willing buyer on terms mutually acceptable to both parties and the subsequent satisfaction of each of the conditions to such divestitures. Although we are actively seeking interested parties with respect to such transactions, we have not executed any definitive agreements at this time. As a result, we can provide you with no assurances that we will complete any such transactions or, if we do complete any such transaction, what the terms and conditions of such transaction will be. Under certain circumstances, we will be required to use the net proceeds of these divestitures to make an offer to repurchase the senior secured notes.

If we cannot meet our capital needs using cash on hand and cash from operations, we may have to take actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, further reducing or delaying capital expenditures or restructuring our existing indebtedness.

The senior secured notes will require significant amortization and other debt service payments.

Our ability to make the required amortization and other debt service payments under the senior secured notes depends on our ability to generate sufficient cash flows from operating activities. We cannot assure you that our future cash flow will be sufficient to service our indebtedness and to meet the other obligations of our business. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments through, or are unable to refinance or restructure our indebtedness prior to, maturity, we would be in default of the indenture governing the senior secured notes and the indenture governing our senior subordinated notes which could require us to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

Our level of indebtedness may make it more difficult for us to pay our debts as they become due and more necessary for us to divert our cash flow from operations to debt service payments.

Our aggregate principal indebtedness under the senior secured notes and the senior subordinated notes was $975 million as of October 4, 2009. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

•

require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flows to fund working capital requirements including inventory, capital expenditures, acquisitions and other general corporate purposes; and

•	cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms.

Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify. Additional debt would further increase the possibility that we may not generate sufficient cash to pay, when due, interest on and other amounts due in respect of our indebtedness, and would further reduce our funds available for operations, working capital, capital expenditures, acquisitions and other general purposes. Additional debt may also decrease our ability to refinance or restructure our indebtedness, including the notes offered hereby, and further limit our ability to adjust to changing market conditions. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indenture governing the notes offered hereby, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior secured notes and the senior subordinated notes.

In addition, if we are unable to meet our debt service obligations, our debt holders would have the right following a cure period to cause the entire principal amount of our debt, including the senior secured notes and the senior subordinated notes, to become immediately due and payable. If the amounts outstanding under these instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders.

Restrictive covenants in the indenture governing our senior subordinated notes and the indenture governing the senior secured notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the senior subordinated notes contains, the indenture governing the senior secured notes contains, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The indenture governing the senior subordinated notes and the indenture governing the senior secured notes limit, among other things, our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	enter into sale/leaseback transactions;

•	merge, consolidate or sell substantially all of our assets;

•	make investments and acquire assets; and

•	make certain payments on indebtedness.

The restrictions contained in the indenture governing the senior subordinated notes and the indenture governing the senior secured notes could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of the notes. In addition, our financial results, our substantial indebtedness, our credit ratings and the declining in-store rental industry in which we operate could adversely affect the availability and terms of our financing. Further, uncertainty surrounding our ability to finance our obligations could result in unfavorable terms from our trade creditors. In addition, there are other situations (including a change in the composition of our board of directors, whereby the majority of directors who were serving on the board of directors at the time we entered into the indenture for the senior secured notes (or their successors or nominees) are no longer serving on the board of directors) where our debt may be accelerated and we may be unable to repay such debt. Any of these scenarios could adversely impact our liquidity and results of operations or force us to seek a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

Overall revenues generated from the in-store home video industry are projected to continue to decline. A faster than anticipated decline in the in-store industry has, in the past and may in the future, adversely affected our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

We continue to experience challenges caused by the faster than anticipated decline in the worldwide in-store home video rental industry. We believe that the faster than anticipated declines are caused primarily by (i) increased competition from retail mass merchant sales of low-priced DVDs, online rentals, kiosk and vending rental and sales and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from piracy in certain international markets; (iii) competition from other forms of leisure entertainment; and (iv) the sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions. A faster than anticipated decline in the worldwide in-store home video rental industry in the future may similarly negatively impact our business and our ability to implement our strategic initiatives.

We may not achieve all of the expected benefits from our cost saving initiatives.

In 2009 we have undertaken a number of cost saving initiatives to increase EBITDA while reducing our general and administrative expenses, resulting in over $200 million in general and administrative cost savings to date. We have closed under-performing stores during the second and third quarters of 2009 and over the next several months we plan to close additional under-performing stores either upon lease expiration or on an accelerated basis, which we expect will cumulatively produce an additional annualized EBITDA benefit. We expect to incur substantial lease termination charges in connection with these store closings. In addition, we believe there are additional opportunities to reduce general and administrative expenses in the fourth quarter of 2009 and the first quarter of 2010. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives. These assumptions may turn out to be incorrect due to a variety of factors. For example, the expected EBITDA benefit from closing stores on an accelerated basis gives effect to the elimination of historical losses from these stores assumes that 25% of the revenues from the closed stores are shifted to our remaining open stores. It is possible that our remaining stores may not realize revenue increases as a result of store closures. In addition, our ability to realize the expected benefits from these initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, it may adversely impact our results of operations and cash flows.

We may not be able to remain in compliance with the New York Stock Exchange’s continued listing criteria.

Our Class A and Class B common stock are traded on the New York Stock Exchange (“Exchange”) and are thereby subject to certain continued listing criteria established by the Exchange in order to maintain listing on the Exchange. Among such criteria is the requirement that the Class A stock maintain a $1.00 minimum average closing price. If the average closing price of the Class A stock is below $1.00 for any consecutive 30-trading-day period, the Class A and Class B stock could be delisted and moved to the Exchange’s ARCA electronic exchange.

The price at which the Class A stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly, trading at prices below $1.00. In February 2009, the NYSE suspended its $1 minimum average closing price requirement on a temporary basis, initially through June 30, 2009, and subsequently through July 31, 2009. The effect of this suspension was that companies falling below the $1 minimum price criteria during the suspension period would not be deemed to be below the Exchange’s continued listing criteria while the suspension was in place. When the minimum price criteria suspension was lifted as of August 1, 2009, our Class A stock was trading at prices below $1.00. Although our Class A stock price subsequently began trading at prices over $1.00, and as of October 4, 2009 was trading over $1.00, the share price has recently dropped below $1.00. Therefore, if the average closing price of our Class A stock is not at least $1.00 as of December 3, 2009, the date that is 30 trading days following the trading day on which our Class A stock most recently began closing below $1.00, the Exchange could begin the delisting process for our Class A and Class B common stock.

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

We have not defaulted on any of our senior securities. However, our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the three quarterly periods beginning on February 15, 2009 and ending on November 14, 2009. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $5.5 million has been accumulated as of the date of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The Exhibit Index on pages 62 and 63 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/S/ THOMAS M. CASEY
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 12, 2009

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/ 2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

4.7		Indenture, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (see Current Report on Form 8-K, filed on October 1, 2009).

4.8		Form of 11.75% Senior Secured Note due 2014 (see Current Report on Form 8-K, filed on October 1, 2009).

4.9		Collateral Agreement, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiaries of Blockbuster, Inc. named therein and U.S. Bank National Association, as collateral agent (see Current Report on Form 8-K, filed on October 1, 2009).

4.10	*	Second Supplemental Indenture, dated August 9, 2007, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012.

4.11	*	Third Supplemental Indenture, dated August 23, 2009, as amended and restated on October 30, 2009, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012.

Material Contracts

10.1		Amendment No. 2 to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of August 27, 2009 (see Current Report on Form 8-K, filed on August 27, 2009).

10.2		Second Amendment Agreement, dated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto, which includes as Exhibit A the Amended and Restated Credit Agreement dated as of August 20, 2004, as amended and restated as of April 2, 2009, and as further amended and restated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto (see Current Report on Form 8-K, filed on October 1, 2009).

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.