Form 10-K
period 2010-01-03
BLOCKBUSTER INC
filed 2010-03-16
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 2, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $91,899,497, based on the closing price of $0.68 per share of Class A common stock and $0.37 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

As of March 5, 2010, 137,656,687 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

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

BLOCKBUSTER INC.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “predicts,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

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

BLOCKBUSTER OVERVIEW

Blockbuster Inc. is a leading global provider of rental and retail movie and game entertainment, with over 6,500 stores in the United States, its territories and 17 other countries as of January 3, 2010. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, vending kiosks and digital devices. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

Domestic Operations

Physical Delivery

•

In-Store—As of January 3, 2010, we had 4,018 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 493 stores were operated through our franchisees. Our stores offer movie and game rental and new and traded movie and game product to our customers as well as consumer electronics. Additionally, 358 of these locations include additional branding as game concept stores operating under the GAME RUSH® brand. In 2009 we introduced Direct Access, which allows in-store customers to access our by-mail inventory and have a movie shipped directly to their homes. Also, in 2009, we launched the Blockbuster app for iPhone, which allows customers to browse our complete catalog of movies and television shows, check real-time store inventory, locate stores and build and manage their online rental queues.

•

By-Mail—We offer an Internet-based subscription service through blockbuster.com that allows customers to rent DVDs by mail and offers substantially more titles than our individual stores, including a wide array of both new release and catalog DVDs. This allows us to reach customers located in geographic areas where we do not have store locations. Subscribers of our BLOCKBUSTER Total Access™ program have the benefit of:

•	over 95,000 movie titles;

•	two ways to get movies with no due dates—online and in-store;

•	browsing movies and managing online queues through our iPhone application;

•	a variety of plans to meet our customers’ lifestyle and budget needs;

•	the convenience of thousands of participating store locations; and

•	video game rentals in select markets beginning in 2009.

•

Vending Kiosks—In 2008 we entered into an agreement with NCR to begin a Blockbuster branded vending kiosk business which offers customers a cost effective opportunity to rent DVDs at a lower daily rate. The machines currently offer DVD rentals but will allow for future applications, including digital downloads, and other services, such as sales of DVDs and video games. As of January 3, 2010, we had 2,225 kiosks operating under the Blockbuster brand in the United States and its territories.

Digital Delivery

•

Download to PC—During 2008, we integrated our Movielink, LLC (“Movielink”) offering with the blockbuster.com website. Movielink is an online movie downloading business with one of the largest libraries of digital content for both rental and sale, which we purchased all the outstanding membership interests of in 2007. This has allowed us to capitalize on the filmed entertainment downloading market and provide additional entertainment delivery choices to meet our customers’ needs including 24/7 access to their blockbuster.com account for downloading and watching movies as well as movie recommendations and reviews.

•

Consumer Electronics—We are committed to providing convenient access to media entertainment and are continually seeking out alternative methods to deliver on this mission. With the convergence of media content and electronic devices, we continue to explore further opportunities to digitally deliver content to our customers, and leverage strategic partners to digitally deliver entertainment content to our customers’ homes and electronic and portable devices. During 2009, we:

•	launched BLOCKBUSTER On Demand through strategic alliances with Samsung and TiVo;

•	announced a partnership with Motorola to bring BLOCKBUSTER On Demand to mobile devices;

•	introduced our iPhone app, which allows customers to search and browse our product catalog, locate stores, lookup store inventories and manage their by-mail queues; and

•	launched a Blockbuster-branded video-on-demand (“VOD”) service with Suddenlink Communications, a top cable broadband company.

International Operations

As of January 3, 2010, we had 2,502 stores in 17 markets outside of the United States operating under the BLOCKBUSTER brand and other brand names we own. Of these stores, 807 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we operate store-in-store game locations in addition to freestanding game locations in Mexico and Italy, all under the GAME RUSH brand. During 2009 and 2008, 30% and 29% of our worldwide revenues were generated outside of the United States, respectively. Our international operations have historically been more dependent on retail sales and, in particular, the retail game industry.

During the third quarter of 2009, we sold our operations in Ireland. We plan to continue to pursue the sale and/or licensing of some of our international markets as this will allow us to retain our brand’s presence while redeploying capital. Longer term, a strong licensed presence in international markets can significantly establish the BLOCKBUSTER brand, facilitate growth, and set the stage for a future digital offering.

We maintain offices for each major region and most of the countries in which we operate in order to manage, among other things, (i) store development and operations, (ii) marketing, and (iii) the purchase, supply and distribution of product. Additional information regarding our revenues and long-lived assets by geographic area and financial data by segment is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 11 to the consolidated financial statements.

INDUSTRY OVERVIEW

Domestic Media Entertainment Industry

We define our market as the media entertainment market. The estimated relative market sizes for various segments of the U.S. entertainment industry in which we compete are reflected in the following table (in millions):

	2009	2008
In-store rental	$5,118	$5,674
Vending	917	486
By-mail rental	2,114	1,949

Physical film rental market	8,149	8,109

Cable video-on-demand (“VOD”)	1,277	1,094
Digital VOD	142	71
Subscription VOD	265	200

Digital film rental market	1,684	1,365

Total film rental market	9,833	9,474

Physical retail	13,008	14,516
Digital retail	617	403

Film retail market	13,625	14,919

Game hardware	7,194	7,832
Game software	9,916	10,998
Game accessories	2,555	2,578

Total game market	19,665	21,408

Total U.S. media entertainment market	$43,123	$45,801

The foregoing estimates and projections have been compiled from reports and information published by Adams Media Research, with respect to filmed entertainment, and NPD Group, with respect to game entertainment.

The overall domestic media entertainment industry declined 5.8% in 2009. The movie rental market is forecasted to grow in 2010, while the overall industry is forecasted to decline due to a low cyclical period for new game platform releases. There are continuing channel and product shifts, primarily driven by introduction of next-generation game console release cycles as well as the emergence of new channels of distribution for movie entertainment, such as by-mail delivery, vending, and digital. We believe we have positioned the company to capitalize on the emerging channels for movie entertainment and the broadening of the consumer demographic for games.

Movies

A competitive advantage that the U.S. retail home video industry has traditionally enjoyed over most other movie distribution channels, except theatrical release, is the early timing of its “distribution window.” Currently, studios distribute their movie entertainment content three to six months after theatrical release to the home video market; seven to eight months after theatrical release to pay-per-view and VOD; one year after theatrical release to pay TV networks; and two to three years after theatrical release to basic cable and syndicated networks. Recently, some of the studios have implemented a new 28-day window after the release of movies to the retail home video industry for DVD vending and by-mail DVD delivery. These windows further solidify the competitive advantage offered by the retailers such as Blockbuster.

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

Games

According to estimates by NPD Group, game revenues in the United States declined 8.1% in 2009 after an 19.1% increase in 2008. These trends were largely due to lower average selling price points on the newest game hardware platforms (including the Xbox 360, the Sony PlayStation 3 and the Nintendo Wii), and reduced unit sales per title for releases in 2009.

Many hardware platforms, including Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD and/or Blu-ray software format and have the potential to serve as multi-purpose entertainment centers by doubling as players for DVD movies and compact discs. For example, the Sony PlayStation 3 consoles are equipped to play high-definition Blu-ray discs. In addition, Sony PlayStation 3 and PSP, Nintendo DS and Wii and Microsoft Xbox 360 all provide Internet connectivity.

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

While the typical electronic game enthusiast is male and between the ages of 14 and 35, the electronic game industry is broadening its appeal across all demographics, especially with the introduction of Nintendo Wii. In addition, the availability of used video game products for sale has enabled a lower-economic demographic who may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

International Home Video Industry

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

Competition with Retailers that Rent, Sell or Trade Movies and Games. These retailers include, among others:

•	mass merchant retailers, such as Wal-Mart, Best Buy and Target;

•	Internet sites and companies that rent or sell movies, games and other entertainment content, such as Netflix, Apple, Amazon, Gamefly and others;

•	supermarkets, pharmacies and convenience stores, including kiosks, such as those operated by Redbox;

•	toy and entertainment retailers; and

•	local, regional and national video and game stores, such as GameStop and Movie Gallery.

We believe that the principal factors we face in competing with retailers that rent, sell or trade movies and games are:

•	consumer preference between purchasing and renting movies and games;

•	alternative product distribution channels and the perceived convenience and ease of use of such alternative channels to the customer;

•	pricing;

•	convenience and visibility of store locations;

•	quality, quantity and variety of titles in the desired format;

•	customer service; and

•	value-added services, such as movie search capabilities, ratings and recommendations and community features.

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

The availability and ease of downloading movies over the Internet continues to grow. Apple’s video iTunes service, Amazon’s digital movie service and announcements from other companies ranging from Netflix to Intel regarding their efforts in digital delivery of content signal future growth of video entertainment delivery. Other examples of alternative delivery methods of entertainment content include personal video recorders, download-to-burn DVDs, video vending machines, download-to-burn kiosks, movie downloads to portable devices and disposable DVDs.

We also believe that other retailers are likely to enter the digital delivery space, either with their own offers or as “real estate” companies that charge a fee for access to their products.

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

These methods of piracy enable the low-cost sale of DVDs and free viewing and sharing of DVDs, both of which compete with rentals and sales by authorized retailers like us. Competition from piracy has increased in recent years, in particular in our international markets, due in part to developments in technology that allow for faster copying and downloading of DVDs. Piracy has had a lesser effect on the video game industry in the United States, but has been a significant hindrance to the development of the video game industry in many international markets, particularly in Latin America and Asia.

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

OUR OPERATIONS

Stores and Store Operations

Store Operations. Our U.S. company-operated stores generally operate under relatively similar hours of operation. Domestic stores are generally open 365 days a year, with daily hours from approximately 10:00 a.m. to 10:00 p.m. and closing later on weekends. We continually assess our store hours on a store by store basis in order to maximize profitability. The hours of operation for franchised stores will vary depending on the franchisee, but generally, franchisees follow the store hours of our company-operated stores. Our U.S. company-operated stores each employ an average of 10 people, including one store manager. Staffing for franchised stores will vary and is the sole responsibility of our franchisees. International store operations vary by country, however they are comparable to U.S. practices.

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

As a result of the declining revenues and anticipated consolidation in the in-store rental industry, since 2007 we have reviewed all of our store leases and selected a number of sites to close based on various factors, including proximity to other Blockbuster and competitor locations and profitability. In 2009 we began a larger scale push to close our less profitable locations at lease ending date, along with a number of stores being closed on an accelerated basis. We have also selected a number of locations based upon certain operational and financial criteria and are engaging landlords for those locations in negotiations regarding reduced monthly lease payments, in some instances in exchange for longer lease term commitments. We cannot presently determine to what extent our efforts will be successful. Additionally, we anticipate closing or divesting a higher number of company owned store locations during 2010 than in 2009. During 2009, we also sold our subsidiary in Ireland. We will continue to explore the divestiture and/or licensing of our non-core assets, including selling and/or franchising some of our remaining international operations.

The following table sets forth our store count information for both company-operated and franchised stores, domestically and internationally, during 2009:

	Company-Operated			Franchised			Total
	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
January 4, 2009	3,878	1,928	5,806	707	892	1,599	4,585	2,820	7,405
Opened	5	7	12	0	5	5	5	12	17
Closed	(374)	(56)	(430)	(198)	(90)	(288)	(572)	(146)	(718)
Purchased/(sold)(1)	16	(184)	(168)	(16)	0	(16)	0	(184)	(184)

Net additions/(closures)	(353)	(233)	(586)	(214)	(85)	(299)	(567)	(318)	(885)

January 3, 2010	3,525	1,695	5,220	493	807	1,300	4,018	2,502	6,520

(1)	In 2009, we sold our 184-store subsidiary in Ireland.

Store Locations. At January 3, 2010, in the United States and its territories, we operated 3,525 stores and our franchisees operated 493 stores. The following table sets forth, by state or territory, the number of domestic stores operated by us and our franchisees as of January 3, 2010.

State or Territory	Company- Operated	Franchised	Total
Alabama	35	13	48
Alaska	—	16	16
Arizona	113	1	114
Arkansas	—	16	16
California	450	18	468
Colorado	87	2	89
Connecticut	30	18	48
Delaware	13	—	13
District of Columbia	4	—	4
Florida	301	36	337
Georgia	140	—	140
Guam	2	—	2
Hawaii	22	—	22
Idaho	1	3	4
Illinois	158	3	161
Indiana	64	21	85
Iowa	21	—	21
Kansas	14	35	49
Kentucky	35	24	59
Louisiana	59	11	70
Maine	6	—	6
Maryland	64	2	66
Massachusetts	61	2	63
Michigan	129	1	130
Minnesota	43	7	50
Mississippi	12	21	33
Missouri	71	10	81
Montana	—	1	1
Nebraska	21	1	22
Nevada	38	1	39
New Hampshire	18	—	18
New Jersey	104	6	110
New Mexico	—	7	7
New York	165	8	173
North Carolina	117	1	118
North Dakota	—	6	6
Ohio	134	—	134
Oklahoma	57	5	62
Oregon	63	13	76
Pennsylvania	137	5	142
Puerto Rico	—	12	12
Rhode Island	11	3	14
South Carolina	67	1	68
South Dakota	—	7	7
Tennessee	38	42	80
Texas	298	101	399

State or Territory	Company- Operated	Franchised	Total
Utah	42	1	43
Vermont	8	—	8
Virgin Islands	—	1	1
Virginia	96	2	98
Washington	101	2	103
West Virginia	15	1	16
Wisconsin	60	1	61
Wyoming	—	5	5

Domestic Store Totals	3,525	493	4,018

At January 3, 2010, we operated 1,695 stores outside of the United States, including game store-in-store concepts operating under the name GAME RUSH in Canada, Mexico and Denmark and 13 specialty game stand-alone stores operating under the name GAME RUSH in Mexico and Italy. In addition, our franchisees operated 807 stores outside of the United States. The following table sets forth, by country, the number of stores operated by us and by our franchisees as of January 3, 2010.

	Company- Operated	Franchised	Total
Argentina	57	—	57
Australia	—	305	305
Brazil	—	175	175
Canada	459	—	459
Chile	—	60	60
Colombia	—	22	22
Denmark	70	—	70
Great Britain	636	—	636
Guatemala	—	5	5
Israel	—	10	10
Italy	149	49	198
Mexico	321	4	325
New Zealand	—	28	28
Panama	—	14	14
Portugal	—	17	17
Taiwan	—	118	118
Uruguay	3	—	3

International Store Totals	1,695	807	2,502
United States	3,525	493	4,018

Domestic and International Store Totals	5,220	1,300	6,520

Franchised Operations

At January 3, 2010, 98 domestic franchisee entities operated 493 stores in the United States and 276 international franchisee entities operated 807 stores outside of the United States. Our $4.1 billion in revenues during fiscal 2009 does not include the actual revenues of our franchisees, as we only record royalty and fee revenues generated from our franchised operations. Under our current U.S. franchising program, we enter into a development agreement and subsequent franchise agreement(s) with the franchisee. Pursuant to the terms of a typical development agreement, we grant the franchisee the right to develop one or a specified number of stores at a permitted location or locations within a defined geographic area and within a specified time. We generally charge the franchisee a development fee at the time of execution of the development agreement for each store to be developed during the term of the development agreement. A development agreement is not, however, typically entered into when a franchisee acquires an existing store from us or another franchisee. The typical franchise agreement is a long-term agreement that governs, among other things, the operations of the store to protect our brand. We generally require the franchisee to pay us a one-time franchise fee and continuing royalty fees, service fees and monthly payments for, among other things, maintenance of our proprietary software. In addition, from time to time we provide optional programs and product and support services to our franchisees for which we occasionally receive fees. We also require our franchisees to contribute funds for national advertising and marketing programs and require that franchisees spend an additional amount for local advertising or other marketing efforts. The amounts our franchisees are required to contribute for national advertising and marketing efforts may change from time to time in order to allow our franchisees to invest in their business. Our international franchising program is similar in many ways to our domestic franchising program. For example, our international franchisees are generally required to pay us a one-time franchise fee and continuing royalty fees and service fees.

Our franchisees have control over all operating and pricing decisions at their respective locations. For example, our franchisees have control over whether to charge extended viewing fees and the specific rental terms underlying any elimination of extended viewing fees and over whether or not to participate in the BLOCKBUSTER Total Access program. This has resulted in variations of rental terms, selling terms and restocking fees between company-operated and franchised BLOCKBUSTER stores, as well as variations in these terms among franchised BLOCKBUSTER stores. As of January 3, 2010, 42 of our franchise stores in the United States were participating in the “no late fees” program. Many of our franchisees chose not to eliminate extended viewing fees or have returned to charging extended viewing fees due to the fact that they operate under a different business model than we do, whereby they are not able, or choose not, to purchase the additional product to support the “no late fees” program. As of January 3, 2010, substantially all of our franchisees in the United States were participating in the BLOCKBUSTER Total Access program. We also do not require our franchisees to purchase inventory from us. A franchisee has sole responsibility for all financial commitments relating to the development, opening and operation of its stores, including rent, utilities, payroll and other capital and incidental expenses.

By-Mail

Our by-mail program allows subscribers to select DVDs online, which are then shipped to them free of charge by U.S. mail. Once a subscriber has finished viewing the DVD, the subscriber may return the DVD via mail using the postage prepaid envelope that accompanied the DVD or at a participating BLOCKBUSTER store. BLOCKBUSTER Total Access takes the concept of convenient DVDs by mail a step further and gives online subscribers the option of exchanging their DVDs through the mail or at a nearby participating BLOCKBUSTER store. There are no due dates for DVDs shipped via these online programs. In 2009, we began offering game rentals to the by-mail program in select markets.

Digital

In 2007 we acquired all of the outstanding equity interests of Movielink, LLC, an online movie downloading business. Movielink lets customers download movies, television shows and other popular videos for rental or purchase. The customers can then watch the downloaded programs on their computer, television or portable electronic device. Downloaded videos that are rented may be stored for up to 30 days after the customer checks out and then watched as many times as desired during a 24-hour viewing period that commences when “Play Movie” is clicked. Movielink does not charge any subscription, membership or late fees. As of December 16, 2008, the Movielink website was discontinued and its content was incorporated into blockbuster.com, where it became available to our customers, including former Movielink customers. In 2009, we launched our BLOCKBUSTER On Demand service through Samsung and TiVo, allowing customers to buy and enjoy new movies through connected consumer electronic products.

Vending Kiosks

In 2008 we entered into an agreement with NCR to begin a Blockbuster branded vending kiosk business, expanding our overall points of distribution by placing kiosks in locations that are convenient to our customers.

Vending kiosks offer customers a cost effective opportunity to rent DVDs at a low daily rate. The machines currently offer DVD rentals but will allow for future applications, including digital downloads, and other services, such as sales of DVDs and sales and rentals of video games. These kiosks are owned and operated by NCR, who controls pricing and location of the kiosks and provides most of the product.

Under our current agreement with NCR, we provide the “catalog” product (titles older than 26 weeks past their release dates) on a consignment basis and receive 50% of the net revenue for these titles. NCR is required to provide the product for newer titles, for which we receive a license fee of 1% to 10% of the net revenue, depending on the monthly revenues of the individual kiosk and the total number of kiosks deployed. The license and consignment fees received under this contract are included in “Other revenues” in our Consolidated Statements of Operations.

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

This enables us to focus our resources in areas we believe will generate the best return on investment.

During 2009, we utilized new in-store and online merchandising tactics and graphics packages to make it easier for the customer to make decisions on entertainment selection and reduce walkout rate.

•	Games Merchandising—Relocated games product to the front of the store to ensure all customers are aware that we offer a broad selection of the latest games for rent.

•	BLOCKBUSTER Premieres™—Exclusive films available only to Blockbuster’s in-store and by-mail customers.

•	Recommends—Films with limited awareness that will deliver a quality movie watching experience.

•	Encores—Reminders to consumers of existing movies specifically related to current theatrical releases and topical events.

We also continued to support existing programs that provide an alternative to the programs offered by mass merchant retailers and other online subscription service providers, such as:

•

BLOCKBUSTER Total Access—Online subscribers’ option of exchanging their DVDs through the mail or returning them to a nearby BLOCKBUSTER store in exchange for free in-store movie rentals. We offer various priced plans with associated in-store exchange quantity offerings.

•

Tent-Pole Title Program—Bringing in-store and by-mail customers more copies of big box office titles to rent or to buy, supported with a significant marketing message in the store and in our customer relations management program.

•

BLOCKBUSTER In-Store Total Access and BLOCKBUSTER Game Pass®—In-store programs that allow customers to watch or play an unlimited amount of movies or games (the number of movies or games allowed out at a time is dependent on the type of pass the customer selects) for one monthly price and keep them for whatever period of time that they desire during the term of the pass, subject to certain limitations.

•

BLOCKBUSTER Rewards®—A premium in-store membership program designed to offer benefits to our customers and enhance customer loyalty by encouraging our customers to rent movies and games only from our stores.

Our advertising efforts in 2009 were limited by the ongoing focus on our cash conservation strategy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview— Strategic Objectives and Accomplishments.” We focused advertising efforts on the in-store marketing of our tent-pole title strategy, new product line introductions and traffic-driving promotions. The studios generally spend a significant amount on advertising to promote new DVD releases, from which we benefit. We anticipate that the studios will continue this spending in 2010. In addition, some of our business alliances, including some of those with the studios, allow us to direct a portion of their home video advertising expenditures. For example, we often receive cooperative advertising funds from the studios that might be used for direct mail or point-of-purchase advertising. We expect to continue our cash conservation strategy in 2010, which will maintain current advertising limitations, and may require additional limitations on advertising commitments.

Suppliers and Purchasing Arrangements

Our goal in purchasing domestic rental inventory is to design purchasing strategies with each individual studio or game publisher that will provide us with the most appropriate level of copy depth at the best available price in order to satisfy our customers’ demands and, eventually, to increase our customer traffic. In some instances, those deals involve our purchasing rental inventory on a title-by-title basis. In other instances, we may negotiate a revenue-sharing arrangement. Revenue-sharing arrangements for rental inventory generally provide for a lower initial payment in order to acquire the product. In exchange for this lower initial payment, these contracts typically include minimum purchase requirements that are based upon box office results of the title. In addition, we pay an agreed upon percentage of our rental revenues earned from that product to the studio/game vendor for a limited period of time. These revenue-sharing payments become due as the rental revenues are earned. In addition to the revenue-sharing component, most arrangements also provide for the method of disposition of the product at the conclusion of the rental cycle and/or additional payments for the early sale of unreturned product which is automatically purchased by the customer. A majority of our studio revenue sharing agreements require that a portion of the product be destroyed at the conclusion of the initial rental cycle instead of converting the product to previously rented product (“PRP”), as is our practice under traditional purchase arrangements. This shortening of the rental life cycle negatively impacts our PRP revenues. We do not currently have any revenue sharing agreements with game publishers that require us to destroy product at the conclusion of the rental cycle. While the terms of revenue-sharing arrangements are generally similar for rental movie and game software inventory, revenue-sharing arrangements for domestic rental movies are generally negotiated for all titles released during the term of the contract, while revenue-sharing arrangements for rental game software are generally negotiated on a title-by-title basis.

Our unit purchases of domestic movie rental inventory decreased 17% in 2009 as compared with 2008 while we managed the business to preserve liquidity during our refinancing. We continued to utilize revenue-sharing arrangements during 2009 to support the increase in inventory unit purchases. Purchases under revenue sharing arrangements made up 89% of our total domestic movie rental unit purchases in 2009, versus 85% in 2008. The number of domestic game software rental inventory units purchased under revenue-sharing arrangements decreased from 65% in 2008 to 41% in 2009, however our tiered pricing units increased from 9% in 2008 to 43% in 2009. Tiered pricing is pricing received from publishers that allows for a lower initial purchase price based on the number of units purchased. Tiered pricing is usually offered in conjunction with a revenue sharing offer, giving the buyer and publisher starting points for negotiation on our game rental buys.

In our international markets, 56% of our movie and game rental inventory units are purchased on a title-by-title basis directly from the studios or through sub-wholesalers appointed by the studios to distribute the studios’ product in particular countries. The remainder of our international rental product is purchased under revenue-sharing arrangements similar to those discussed above. Our purchasing arrangements vary by country and studio depending on factors such as the availability of the rental window and revenue-sharing terms.

New retail movie and game inventory is purchased from the studios, game publisher or their designated sub-wholesalers on a title-by-title basis. We also acquire certain retail movie and game inventory through our trading programs, which provide for a low per unit upfront payment to the supplier with the balance being paid upon the sale of such unit to the consumer. We purchase general merchandise that is complementary to our rental and retail movie and video game inventory, such as confection, game and other accessories and consumer electronics, from a variety of suppliers on a product-by-product basis.

We require each franchisee to comply with basic guidelines that set forth the minimum amount and selection of movies to be kept in its store inventory. Franchisees typically obtain movies and games from their own suppliers and are also responsible for obtaining some of the other complementary products from their own suppliers. However, if we have purchased the distribution rights to a movie or if a franchisee participates with us under our revenue-sharing arrangements, the franchisee may obtain the applicable product from us.

Distribution and Inventory Management

In the United States, we currently receive substantially all of our movies and games for our U.S. company-operated stores at our 850,000 square foot distribution center in McKinney, Texas. The distribution center is a highly automated, centralized facility that we use to mechanically repackage newly-released movies to make them suitable for rental at our stores. We also use our distribution center to restock products and process returns, as well as to provide some office space. We use a network of third-party delivery agents for delivery of products to our U.S. stores. We ship our products to these delivery agents, located strategically throughout the United States, which in turn deliver them to our stores. The distribution center supports substantially all of our company-operated stores in the United States and operates 24 hours a day, five days a week. As of January 3, 2010, we employed 910 employees at our distribution center. We are currently evaluating various alternatives to optimize our distribution network, including the potential outsourcing of these distribution center operations.

In addition to our distribution center in McKinney, Texas, we also have 38 distribution centers spread strategically throughout the United States to support our by-mail subscription service. These distribution centers are spread across the country because we use the United States Postal Service to distribute our by-mail product, and the closer the distribution center is to a customer, the faster our customers receive the product and the faster it is made available for rental again once our customers mail them back. Additionally, to expedite the delivery of product to our by-mail customers, we currently transport product from our 38 distribution centers to a total of 52 different mail entry points, which enables us to reach over 90% of our online subscriber base within one business day. Each distribution center operates 16 hours a day, 5 days a week and employs approximately 10 people, including one distribution center manager.

Franchisees generally obtain their products directly from third-party suppliers, except for their point-of-sale systems’ hardware and software, some accessories and supplies, movies for which we have exclusive distribution rights and movies for franchisees that participate in our franchisee revenue-sharing programs, which domestic franchisees receive from our distribution center. We have negotiated new agreements with the studios that allow us to consolidate our purchases for our by-mail business with those of our stores.

In our international markets, our stores generally receive rental product directly from the studios or sub-wholesalers. Retail product is generally distributed through a central warehouse for the market or through a third-party distributor.

Management Information Systems

We believe that accurate and efficient management of purchasing, inventory and sales data is important to our future success. We maintain information, updated daily, regarding revenues, current and historical sales and rental activity, demographics of store customers and rental patterns. This information can be organized by store, market, region, state, country or for all operations.

All of our BLOCKBUSTER branded company-operated stores use our point-of-sale system. Our national point-of-sale system in the United States is linked with centralized systems at our corporate data center. The point-of-sale system tracks all of our products shipped from the central distribution center to each U.S. store using scanned bar code information. All domestic rental and sales transactions are recorded by the point-of-sale system when scanned at the time of customer checkout. At the end of each day, the point-of-sale system transmits store data from operations to the data center and the membership transaction database.

Our online services use internally developed software that provide a web based storefront and customer portal, supporting retail, digital and by mail customer transactions. Our supply chain system focuses on optimizing product inventory against customer demand to ensure timely delivery of products to our customers. These systems support multiple business aspects of online, such as analytics, content and merchandising, marketing, acquisition and retention. Customers are able to purchase DVDs, games, gift subscriptions, gift cards, and movie downloads on blockbuster.com

During 2009 we completed several information technology initiatives to improve multi-channel offerings to our customers, reduce cost and develop the infrastructure for our digital offerings. By leveraging our multi-channel capabilities customers are able to see real-time inventories in any US store from blockbuster.com, iPhone or mobile website. Stores increased their ability to rent DVDs through the Direct Access program. Direct Access enables stores to ship any of 95,000 titles from our warehouses directly to a customer’s residence. Customers can also view their store rental activity such as items rented, due dates and return dates online at blockbuster.com.

In December 2009 we launched an iPhone application which is currently available in the Apple app store. The iPhone app allows customers to search and browse our product catalog, locate stores, lookup store inventories and manage their by-mail queues. A mobile enhanced website was also launched in December that supports other Smartphone devices such as Blackberry, Windows Mobile and Android.

Through multiple strategic sourcing initiatives and consolidation of third-party infrastructure providers we were able to significantly reduce costs while providing greater flexibility, reliability and increased responsiveness for our customers. Hardware and software infrastructure components were added to enable our digital offerings to be delivered to a variety of consumer electronic, mobile and computing devices. Additionally, in 2009, we deployed enhancements and increased functionality to our backend systems that support our TiVo and Samsung partnerships and their related devices, positioning the technology to accommodate multiple points of presence and endpoints.

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

Intellectual Property

Trademarks. We own various existing trademark registrations and have trademark applications pending registration with respect to our services and products offered worldwide. These include BLOCKBUSTER®, BLOCKBUSTER VIDEO®, TORN TICKET Logos, blockbuster.com® , BLOCKBUSTER Total Access™ word mark and logo, BLOCKBUSTER GiftCard/s®, BLOCKBUSTER Game Pass® and BLOCKBUSTER Movie Pass® word marks and logos, BLOCKBUSTER Night®, BLOCKBUSTER Online®, BLOCKBUSTER Rewards® word mark and logo, MAKE IT A BLOCKBUSTER NIGHT®, and the related BLOCKBUSTER Family of Marks, GAME RUSH® word mark and logo, MyQ Logo®, MyQ At A Glance Logo®, MOVIE STORE AT YOUR DOOR®, ONLINE RENTING WITHOUT THE WAIT®, RENTING IS BETTER THAN EVER®, THE GIFT OF ENTERTAINMENT®, QUIK DROP®, MOVIECLIQUE®, and MOVIELINK® word mark and logo, among others, and trade dress elements including, but not limited to, the blue and yellow awning outside our stores. In addition, we own the domain name registration for “blockbuster.com” and the related BLOCKBUSTER “Family of Domain Names” for top level and country domain names, plus a wide variety of other domain name registrations worldwide. We consider our intellectual property rights to be among our most valuable assets.

Copyrights. In addition to our own intellectual property rights, the scope of the rights of those who own copyrights in the products we rent also are of importance to us. The copyright “first sale” doctrine provides that, in the United States, the owner of a legitimate copy of a copyrighted work may, without the consent of the copyright owner, sell, rent or otherwise transfer possession of that copy. The first sale doctrine does not apply to sound recordings or computer software (other than software made for a limited purpose computer, such as a video game platform) for which the U.S. Copyright Act vests the right to control the rental of the copy in the copyright holder. The first sale doctrine does not exist in most countries outside of the United States where the copyright owner retains the rental rights to a copyrighted work. In these countries, home video retailers must obtain the right to rent videos to consumers through a licensing arrangement or a “purchase-with-the-right-to-rent” arrangement. Studios may charge these home video retailers more for product purchased for rental than product purchased solely for sale to consumers. This is commonly referred to as “two-tiered pricing” and is discussed further above under “Industry Overview— International Home Video Industry.” The potential impact of studio pricing decisions in countries where two-tiered pricing is allowed is discussed under “Item 1A. Risk Factors—Risks Relating to Our Business Operations.” The risk of changes in U.S. and international copyright laws is discussed under “Item 1A. Risk Factors—Other Business Risks.”

Seasonality

Historically, there has been a distinct seasonal pattern to the home movie and video games business, with slower business in May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. December has historically been our highest revenue month, while January and February also contribute higher revenues. Although we expect these months to continue to make the largest contributions to our revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while we have diversified our product offerings in an effort to partially mitigate the impact of seasonality and weather conditions on our business, they are expected to continue to impact our business and our period-to-period financial results in the future. While we believe the current worldwide economic downturn will impact our future operational trends, we cannot predict the timing or extent to which this will occur.

Employees

As of January 3, 2010, we employed approximately 48,000 persons, including 32,000 within the United States and 16,000 outside of the United States. Of the total number of U.S. employees, approximately 9,000 were full-time, 21,000 were part-time and 2,000 were seasonal employees. We believe that our employee relations are good.

Directors and Executive Officers of the Registrant

The following information regarding our directors and executive officers is as of February 26, 2010.

Name	Age	Position
James W. Keyes	54	Chairman of the Board of Directors and Chief Executive Officer
Edward Bleier	80	Director
Robert A. Bowman	54	Director
Jackie M. Clegg	47	Director
James W. Crystal	72	Director
Gary J. Fernandes	66	Director
Jules Haimovitz	59	Director
Strauss Zelnick	52	Director
Thomas M. Casey	51	Executive Vice President and Chief Financial Officer
Thomas Kurrikoff	46	Senior Vice President
Kevin Lewis	39	Senior Vice President
Rod McDonald	49	Vice President, Secretary and General Counsel
Doug McHose	39	Senior Vice President

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

James W. Crystal was appointed as a director of Blockbuster in February 2007. Mr. Crystal currently serves as Chairman and Chief Executive Officer of Frank Crystal & Company, a privately owned insurance brokerage firm, and has served in such capacities since 1958. Mr. Crystal also serves as Vice Chairman, trustee and member of the executive committee and Co-Chairman of the audit committee of Mt. Sinai Medical Center. In addition, he serves on the board of directors of Stewart & Stevenson LLC, a publicly traded company where he also serves on the audit committee, Banco de Caribe, ENNIA Caribe Holding, N.V., Auto Resources, Inc. and Atlantic International Insurance Co., Ltd.

Gary J. Fernandes was appointed as a director of Blockbuster in December 2004. He has served as Chairman of FLF Investments, a family business involved with the acquisition and management of commercial real estate properties and other assets, since 1999. Since his retirement as Vice Chairman from Electronic Data Systems Corporation in 1998, he founded Convergent Partners, a venture capital fund focusing on buyouts of technology enabled companies. In addition, from 2000 to 2001, Mr. Fernandes served as Chairman and CEO of GroceryWorks.com, an internet grocery fulfillment company. In November 1998, he founded Voyagers The Travel Store Holdings, Inc., a chain of travel agencies, and was President and sole shareholder of Voyagers. Mr. Fernandes serves on the board of directors of BancTec, Inc. and CA, Inc. He is also a member of the board of governors of the Boys & Girls Clubs of America and serves as a trustee for the O’Hara Trust and the Hall-Voyer Foundation.

Jules Haimovitz was appointed as a director of Blockbuster in May 2006. Mr. Haimovitz currently serves as President of Haimovitz Consulting Group. From 2002 to 2007, Mr. Haimovitz served as Vice Chairman and Managing Partner of Dick Clark Productions Inc., a producer of programming for television, cable networks and syndicators. From June 1999 to July 2004, Mr. Haimovitz served in various capacities at Metro Goldwyn Mayer Inc., including President of MGM Networks Inc., a wholly-owned subsidiary, Executive Consultant to the CEO, and Chair of the Library Task Force. From July 1997 to February 1999, he served as President and Chief Operating Officer of King World Productions, Inc., a worldwide distributor of first-run programming. Mr. Haimovitz has also served in executive positions at Diva Systems Corporation, ITC Entertainment Group, Spelling Entertainment Inc. and Viacom Inc. Mr. Haimovitz is on the board of directors of Infospace, Inc., a publicly traded company, and GNet Productions. Mr. Haimovitz serves on the audit committee of Infospace, Inc.

Strauss Zelnick was elected as a director of Blockbuster in May 2005. Mr. Zelnick founded ZelnickMedia Corporation, an investment and advisory firm specializing in media and entertainment, in 2001. ZelnickMedia holds interests in an array of media enterprises, providing general management and strategic advisory services in the United States, Canada, Europe, Asia and Australia. From 1998 to 2000, Mr. Zelnick served as President and Chief Executive Officer of BMG Entertainment, Inc., a music and entertainment unit of Bertelsmann A.G. Mr. Zelnick served as President and Chief Executive Officer of BMG’s North American business unit from 1994 through 1998. Mr. Zelnick currently serves as Chairman of the Boards of Directors of Take-Two Interactive Software, Inc., CME, Inc., and ITN Networks, Inc. Mr. Zelnick is also a director of Naylor Publications.

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

Thomas Kurrikoff is a Senior Vice President responsible for financial planning, real estate, supply chain and international operations. Mr. Kurrikoff joined Blockbuster in December 2003 and has held several positions including Senior Vice President of North American Operations, Senior Vice President of Worldwide Finance and Senior Vice President and U.S. Controller. Prior to joining Blockbuster, Mr. Kurrikoff was Chief Operations Officer at Boston’s Pizza in 2003. Mr. Kurrikoff also held various finance roles at Pizza Hut Inc. and Burger King Corporation.

Kevin Lewis has served as a Senior Vice President since January 2009. He is responsible for the development and execution of the company’s initiatives to deliver Blockbuster-branded content to consumers via both established and emerging technologies such as direct-to-home connected devices, set-top boxes, portable video players, DVD vending machines, digital kiosks and by-mail subscription. Before joining Blockbuster, Mr. Lewis served as the Chief of Strategy and New Business Development for Philips Consumer Lifestyle and held several leadership positions during a ten-year career at the Boston Consulting Group.

Rod McDonald is Vice President, Secretary and General Counsel. Mr. McDonald joined Blockbuster in April 2008 as Vice President, Assistant Secretary and Associate General Counsel for Corporate and Securities. Prior to joining Blockbuster, Mr. McDonald served as General Counsel for Brinks Home Security, Inc. and Pizza Inn, Inc.

Douglas McHose has served as a Senior Vice President since November 2009. He leads physical operations, general merchandising, games, franchises and store marketing. Prior to his employment at Blockbuster, Mr. McHose was Senior Vice President of Store Operations for Shopko, a chain of retail stores based in Wisconsin. He was also a Territory Vice President for Best Buy and a District Manager for Payless ShoeSource.

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

Risks Relating to Our Liquidity and Indebtedness

We incurred a net loss from operations in the year ended January 3, 2010 and have a stockholders’ deficit as of January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate has negatively impacted our results of operations and cash flows and may continue to in the future. These factors raise substantial doubt about our ability to continue as a going concern.

Our plans with respect to addressing these matters are discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” and in Note 1 to our consolidated financial statements. Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so for any reason, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under U.S. Bankruptcy Code.

The senior secured notes require significant amortization and other debt service payments. We may not be able to make such payments as they become due, which would result in an event of default under the indenture governing the senior secured notes. Were this to occur, we might not have, or be able to obtain sufficient cash to pay our accelerated indebtedness.

Our ability to make the required amortization and other debt service payments under the senior secured notes depends on our ability to generate sufficient cash flows from operating activities. We cannot assure you that our future cash flow will be sufficient to service our indebtedness and to meet the other obligations of our business. If we are unable to generate sufficient cash flow from operations to meet our debt service commitments through, or are unable to refinance or restructure our indebtedness prior to, maturity, we would be in default of the indenture governing the senior secured notes and the indenture governing our senior subordinated notes, which could require us to pursue a restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

We rely upon cash on hand and cash from operations to fund our cash requirements for working capital, including rental library purchases, capital expenditures, commitments and payments of principal and interest on borrowings. Our ability to generate cash from operations has been negatively impacted by competitive industry conditions, rapidly changing consumer preferences for acquisition of video and game entertainment, and the current state of the global economy. We expect that these factors will continue to have a negative impact on our business for the foreseeable future. Our current fiscal 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Further deterioration would negatively impact our results of operations and cash flows.

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

We are in the process of developing and initiating certain operational and business strategies to attempt to maximize our cash and cash equivalents over the near term. One initiative we are pursuing involves an exchange of all or part of our senior subordinated notes for Class A common stock. We also may seek certain modifications to the senior secured notes from the holders thereof. Consistent with this approach, the holders of the senior secured notes and the senior subordinated notes have been contacted and have formed respective note holder committees, have retained advisors and are conducting due diligence. Assuming that we can reach agreement with such holders on the terms of an exchange, we will seek to implement an exchange during the latter part of the second quarter or early part of the third quarter of this year, depending on the timing of SEC clearance of the exchange documentation and when we receive, if necessary, shareholder approval. In connection with pursuing an exchange, we will also be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into our Class A common stock. We can give no assurance that we can successfully execute an exchange and preferred stock conversion strategy or any of the other strategies we are pursuing and our ability to do so could be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. It is possible that a successful and efficient implementation of an exchange or any of the other strategies we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

If we cannot meet our capital needs using cash on hand and cash from operations, in addition to the actions set forth above, we may have to take actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, further reducing or delaying capital expenditures, further restructuring our existing indebtedness or filing for protection under the U.S. Bankruptcy Code.

Our level of indebtedness may make it more difficult for us to pay our debts as they become due and more necessary for us to divert our cash flow from operations to debt service payments.

Our aggregate principal indebtedness under the senior secured notes and the senior subordinated notes was $975.0 million as of January 3, 2010. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our indebtedness could have significant consequences for our business. For example, it could:

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance or restructure all or a portion of our indebtedness on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. We engaged Rothschild Inc. in February 2009 to assist us with evaluating capital structure alternatives, including recapitalization opportunities that may include a restructuring of our outstanding debt or equity securities. With respect to our restructuring options, as noted above, we are pursuing an exchange of all or part of our senior subordinated notes for Class A common stock and in connection therewith will be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into Class A common stock. We may also seek certain modifications to the senior secured notes from the holders thereof. However, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, the terms of our existing debt agreements and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indenture governing the senior secured notes and the certificate of designations governing our Series A convertible preferred stock, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior secured notes and the senior subordinated notes.

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

The indentures governing the senior secured notes and the senior subordinated notes contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The indentures governing the senior secured notes and the senior subordinated notes, among other things, limit our ability to:

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

The restrictions contained in the indentures governing the senior secured notes and the senior subordinated notes could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a continued and sustained downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of the senior secured notes. In addition, our financial results, our substantial indebtedness, our credit ratings and the declining in-store rental industry in which we operate could adversely affect the availability and terms of our financing. Further, uncertainty surrounding our ability to finance our obligations could result in unfavorable terms from our trade creditors. In addition, there are other situations where our debt may be accelerated and we may be unable to repay such debt. Any of these scenarios could adversely impact our liquidity and results of operations or force us to seek further restructuring of our indebtedness or file for protection under the U.S. Bankruptcy Code.

Past and potential further downgrades in our debt ratings may adversely affect our margins, liquidity, competitive position and access to capital markets.

The major debt-rating agencies routinely evaluate our debt and rate our debt according to a number of factors, among which are, our perceived financial strength and transparency with rating agencies and timeliness of financial reporting. On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable due to deteriorating market conditions. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook, and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook. Further downgrades in our credit ratings could adversely affect our ability to access capital in the future upon acceptable terms and conditions.

The tightening or elimination of credit terms by studios could result in increased up-front cash commitments that we may be unable to sustain on a long-term basis and adversely impact optimal product in-stock and availability levels.

Given our liquidity limitations and uncertainty surrounding our ability to finance our obligations, we are currently in discussions with several of the large studios regarding the credit terms for our inventory purchases. If the studios tighten their credit terms or if studios eliminate their provision of credit to us altogether, this could result in up-front cash commitments that we may be unable to sustain on a long-term basis given our debt service and other business obligations. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our financial results would suffer. Because we no longer have the ability to borrow under a revolving credit facility, an inability to meet our obligations with respect to our inventory purchases may result in our need to file for protection under the U.S. Bankruptcy Code.

We are currently in discussions with several major studios to maintain or improve our existing credit terms by pledging our unencumbered Canadian assets as collateral for our domestic studio payables. As an alternative, we may borrow against our unencumbered Canadian assets. However, there can be no assurance that we can execute either alternative.

If we are unable to successfully implement our operational and business strategies, if we are unable to reach agreements with our debt holders to restructure a sufficient portion of our debt, or if the major studios tighten or eliminate credit terms, we may voluntarily seek relief under the U.S. Bankruptcy Code.

We are currently experiencing significant liquidity constraints and have sizable amortization and other debt service requirements. Should we not be able to generate sufficient cash flow from operations and should the studios tighten or eliminate credit terms, we may determine that it is in the Company’s best interests to voluntarily seek relief through a pre-packaged, pre-arranged or other type of filing under Chapter 11 of the U.S. Bankruptcy Code, including prior to the time we would otherwise be required to do so in an acceleration event. Seeking relief under the U.S. Bankruptcy Code, if such relief does not lead to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Risks Relating to Our Business Operations

Revenues generated from our in-store home video and game rentals and sales are projected to continue to decline. Such decline has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

In fiscal 2009, revenues generated by our domestic segment decreased by 20.4% and our domestic same-store revenues decreased by 15.6%. We believe that such declines were caused primarily by (i) increased competition from retail mass merchant sales of low-priced DVDs, by-mail rentals, kiosk and vending rental and sales and other sources of in-home entertainment such as digital video recorders and other devices that are capable of downloading content for in-home viewing; (ii) competition from other forms of leisure entertainment; and (iii) the sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions. Further declines in our in-store home video rentals and sales will negatively impact our business and our ability to implement our strategic initiatives.

We cannot predict the impact that the following may have on our business: (i) new or improved technologies or video formats, (ii) alternative methods of content delivery, or (iii) changes in consumer behavior facilitated by these technologies or formats and alternative methods of content delivery. We also compete generally for the consumer’s entertainment dollar and leisure time.

Advances in technologies such as video-on-demand, digital downloading, new video formats, or alternative methods of content delivery or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be adversely impacted if:

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

Many satellite providers, digital cable providers and Internet content providers have implemented, or are in the process of implementing, video-on-demand and digital downloading services for movies. These services can transmit a consumer’s movie selection nearly instantaneously and with interactive capabilities, such as start, stop, fast-forward and rewind, to the consumer’s television, computer or portable electronic device, thereby offering consumers the convenience of watching a movie with DVD-like control but without trips to the video store for rentals and returns. Although we are providing our own digital delivery services through BLOCKBUSTER On Demand, consumers may adopt our competitors’ video-on-demand and digital downloading services because of convenience, availability or cost.

The availability of content through video-on-demand, digital downloading and other technologies may reduce the demand for our products or otherwise negatively affect our business. Any method for delivery of entertainment content that serves as an alternative to obtaining product or services from our stores or our by-mail DVD rental service can impact our business. Examples of delivery methods that have impacted, or could impact, our business include:

•	personal video recorders,

•	video-on-demand,

•	download-to-burn DVDs,

•	video vending machines and download-to-burn kiosks, and

•	video downloads to portable devices and personal computers.

Our video store business could be negatively affected if these alternative delivery methods were to become more widely available and accepted. This is because a smaller number of movies may be rented or sold if viewers were to favor the alternative delivery methods and expanded content, including movies, specialty programming and sporting events, offered through these services. Additionally, increases in the size of video-on-demand or digital downloading usage by consumers could lead to an earlier distribution window for movies on video-on-demand or by digital download if the studios were to perceive this to be a better way to maximize their revenues.

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

We are currently pursuing certain initiatives that are related to digital content distribution, kiosk vending and consumer electronic devices. In these areas we face substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and digital supplier relationships. We expect competition to intensify as competitors individually and collaboratively adopt new technologies to offer integrated solutions in these areas. We cannot assure you that our initiatives will be profitable or successful in attracting and retaining customers. Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

If the average sales and rental prices for our product are not at or above expected prices, our expected gross margins may be adversely affected.

To achieve our expected revenues and gross margins, we need to sell and rent, as applicable, our product, including previously rented, retail and rental (whether in-store, by-mail or digitally) product at or above expected prices. If the average sales or rental prices of such product are not at or above these expected prices, our revenues and gross margins may be adversely affected.

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

We have recently entered into licensing and content distribution arrangements and are seeking other alliances for non-store distribution channels that represent a significant component of our business strategy. If we are unable to realize the anticipated benefits of these alliances, our business may be adversely affected.

We depend upon our licensees and other third parties for the management, production and operation of the products and services for which they license our brand name or make our video library available for rent or purchase. Any revenue or profits from these arrangements are substantially dependent on the willingness and ability of these licensees and other parties to devote their financial resources and manufacturing and marketing capabilities to commercialize products and services that use our brand and video library. For example, while NCR has announced that it expects to have over 10,000 kiosks under the BLOCKBUSTER Express brand name by mid-year 2010, NCR is under no obligation to install or continue to operate these kiosks and may elect to discontinue doing so at any time. If we have a disagreement with any of these licensees and other parties with respect to the operation of our strategic alliances and are unable to resolve these disagreements, or if these licensees or other parties are unwilling or unable to devote financial resources to commercialize products using our brand name and video library, we may not be able realize the anticipated benefits of these alliances and our business could be adversely affected.

We may not achieve all of the expected benefits from our cost saving initiatives.

In 2009, we undertook a number of cost saving initiatives to increase EBITDA while reducing our general and administrative expenses, which resulted in over $300 million in general and administrative cost savings. We closed under-performing stores during 2009 and plan to close additional under-performing stores either upon lease expiration or on an accelerated basis, which we expect will cumulatively produce an additional annualized EBITDA benefit. We expect to incur substantial lease termination charges in connection with these store closings. In addition, we have taken advantage of additional opportunities to reduce general and administrative expenses in the first quarter of 2010. We have made certain assumptions in estimating the anticipated impact of our cost saving initiatives. These assumptions may turn out to be incorrect due to a variety of factors. For example, the expected EBITDA benefit from closing stores on an accelerated basis gives effect to the elimination of historical losses from these stores and assumes that 25% of the revenues from the closed stores are shifted to our remaining open stores. It is possible that our remaining stores may not realize revenue increases as a result of store closures. In addition, our ability to realize the expected benefits from these initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, it may adversely impact our results of operations and cash flows.

Our financial results are impacted by seasonality, including the adverse impact caused by improved weather conditions.

There is a distinct seasonal pattern to the home video and video games business, with slower business in May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs. The month of December has historically been our highest revenue month. While we expect this month to continue to make the largest contribution to our rental revenues, we believe the strength of rental revenues in this month has been and will continue to be negatively affected, to some degree, by competitive pressures, changes in consumer preferences for accessing filmed entertainment, and consumers purchasing DVDs during the holiday season. Although our by-mail and in-store rental subscription offerings have helped us mitigate, to some extent, the impact of seasonality and weather conditions on our business by providing a more steady revenue stream across all months, seasonality and weather are expected to continue to impact our business and our period-to-period financial results in the future.

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

Our financial results could be adversely affected if we are unable to manage our inventory effectively or if we are unable to reach agreements with service, product and content providers on favorable commercial terms, including such matters as copy depth and uses of product.

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

Our purchasing decisions also involve predictions of consumer demand. While the historical growth of our in-store and by-mail subscription programs and the free in-store rentals provided by our BLOCKBUSTER Total Access program have increased consumer demand for our products, these programs have increased the complexity of our purchasing decisions. In addition, the prevalence of multiple game platforms adds to the difficulty of accurately predicting consumer demand with respect to video games. The nature of and market for our products, particularly games and DVDs, also makes them prone to risk of theft and loss.

Our operating results could therefore suffer if we are not able to:

•	obtain or maintain favorable terms from our suppliers with respect to such matters as copy depth, use of product, including without limitation fulfillment of by-mail orders, and product returns;

•	maintain adequate copy depth to maintain customer satisfaction;

•	control shrinkage resulting from theft or loss; or

•	avoid significant inventory excesses that could force us to sell products at a discount or loss.

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

A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailers’ distribution window. After the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window has traditionally been exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, digital downloads, premium television, basic cable, and network and syndicated television. Thereafter, movies are made sequentially available to television distribution channels. The studios’ traditional practices with respect to the distribution windows could change at any time.

Our business could be negatively affected if:

•	the home video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the home video retailer distribution windows were shortened; or

•	the home video retailer distribution windows were no longer as exclusive as they are now.

This is because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution, and consumers might no longer need to wait until after the home video retailer distribution window to view a newly released movie on one or more of these other distribution channels. In such event, we would need to address additional competition. According to industry statistics, more movies are now being released to pay-per-view, video-on-demand or digital downloads at the shorter end of the home video retailer distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the home video retailer distribution window.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. For example, Warner Bros. entered into licensing agreements with Netflix and Redbox in January and February of 2010, respectively, whereby Netflix and Redbox agreed not to rent new release Warner Bros. DVDs until 28 days after such DVDs are first made available for retail sale. At present, however, none of the other studios has entered into, and there can be no assurance that in the future any other studio will enter into, similar arrangements with Netflix and/or Redbox. While arrangements such as this may benefit our business, recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution windows, including simultaneous video-on-demand and DVD releases. Because the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the movie, we cannot predict the impact of any future decisions by the studios. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the home video retailer distribution window.

Changes in studio pricing policies have resulted in increased competition, in particular from mass merchant retailers, which has impacted consumer rental and purchasing behavior. We cannot control or predict future studio decisions or resulting consumer behavior, and future changes could negatively impact our profitability and cash flows.

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

Our profitability is also dependent on our ability to enter into arrangements with the studios that effectively balance cost considerations and the number of copies of a title stocked by us. As discussed previously, given our liquidity limitations and uncertainty surrounding our ability to finance our obligations, we are currently in discussions with several of the larger studios regarding the credit terms for our inventory purchases. Each type of arrangement provides different advantages and challenges for us. Our profitability could be negatively affected if studios were to make other changes in their pricing policies, which could include changes in revenue-sharing arrangements, pricing or rental windows for DVDs or expanded exploitation by studios of international two-tiered pricing laws, which allow studios to charge different prices for movies intended for rental to consumers, as opposed to sale. In addition, we cannot predict what use the studios might make of current or future alternative supply methods, such as downloading to stores or consumers, or what impact the use of such supply chain changes by us or our competitors might have on our profitability or cash flows from operations.

Industry consolidation in the in-store home video rental industry has occurred and may continue. If we are not successful in capitalizing on this industry consolidation, our financial results may be adversely affected.

Based upon current industry projections, we believe that over-capacity exists in the video rental market and that, as a result, many video stores, including some of our own stores, will be forced to continue to close in the future. If we are unable to capitalize on the store closings of our competitors, we may be unable to grow our market share and our financial results may be adversely affected. In addition, we have historically closed underperforming video stores and will continue to consider the closure of underperforming stores. We closed 374 domestic company-owned stores in fiscal 2009. We are currently reviewing many of our store leases and evaluating certain sites to close or downsize based on store profitability. We expect to close approximately 500 to 545 domestic company-operated stores in 2010, of which 273 have already been closed in January and February 2010.

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

Our domestic distribution system for our store-based operations is centralized. We ship a substantial portion of the products to our U.S. company-operated stores through our distribution center. We also have 38 regional U.S. distribution centers to support our by-mail service. If our distribution centers became non-operational for any reason, we could incur significantly higher costs and longer lead times associated with distributing our movies and other products. In international markets, we utilize a variety of distribution methodologies with similar risks to those in the United States.

Risks Relating to Our Common Stock

The significantly depressed price of our common stock may continue not only as a result of challenging market conditions but also any change in sentiment in the market regarding our operations, business model, business prospects or ability to pay our debt obligations as they become due.

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

Our Class A and Class B common stock are traded on the New York Stock Exchange (the “Exchange”) and are thereby subject to certain continued listing criteria established by the Exchange in order to maintain listing on the Exchange. Among such criteria is the requirement that common stock maintain a $1.00 minimum average closing price. If the average closing price of the Class A common stock is below $1.00 for any consecutive 30-trading-day period, the Class A and Class B stock could be delisted and moved to the Exchange’s ARCA electronic exchange.

The price at which the Class A stock has traded in recent periods has fluctuated greatly, and most recently has declined significantly, trading at prices below $1.00. In November 2009, we were notified by the Exchange that our Class A common stock did not satisfy the Exchange’s continued listing standard that requires the average closing price of a listed security to be no less than $1.00 per share over a consecutive 30-trading-day period. Under the Exchange’s rules, we have through the date of our 2010 annual meeting, which is expected to take place on May 26, 2010, within which to cure this deficiency. If we fail to cure this deficiency, the Exchange could begin the delisting process for our Class A and Class B common stock.

With the sustained decrease in the trading price of our Class A common stock our market capitalization has been reduced such that, if our share price continues to decline or it does not experience a sustained increase, there is a possibility that we may not be able to remain in compliance with Exchange requirements for minimum average market capitalization for listed companies.

If we are unable to maintain the Exchange listing for the Class A and Class B stock as a result of our failure to continue to comply with these requirements or any other minimum listing requirement, the Class A and Class B shares may be perceived as a less desirable investment, negatively affecting the market for the stock, which could decrease our ability to issue new stock and attract further equity investment. A delisting could also enhance the perception of the Company’s financial distress among our lenders, trade creditors, business partners, vendors, analysts and the media, which could cause some of our trade creditors to impose increasingly less favorable terms and make it more difficult for us to obtain future financing and develop strategic alliances.

Other Business Risks

Our success depends largely on our ability to attract and retain key personnel. If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends in part on the ability of our senior management team to coalesce, motivate our employees and address the changes presented by our dynamic industry and the challenging economic conditions. Additionally, we rely upon the continued service and availability of skilled personnel in technical, operations and staff positions. Our employment agreements with James W. Keyes, our Chairman of the Board of Directors and Chief Executive Officer, and Thomas M. Casey, our Executive Vice President and Chief Financial Officer, are set to expire on July 1, 2010 and September 11, 2010, respectively. The unexpected future loss of services of Mr. Keyes, Mr. Casey, or any other member of our senior management team could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage management-level employees. We have relied on equity awards as one means for recruiting and retaining highly skilled talent. Accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which could cause us to reduce the number of stock-based awards issued to employees and could negatively affect our ability to attract and retain key personnel. Additionally, significant adverse volatility in our stock price has resulted in the exercise price of our outstanding stock options exceeding the underlying stock’s market value, thus lessening the effectiveness of retaining employees through stock-based awards. In addition, recent cost containment initiatives affecting our compensation practices that have been adopted in response to the current economic environment will also impact our ability to attract and maintain personnel to some extent, depending upon the length of time during which these initiatives remain in effect. As a result of these factors, we cannot assure you that we will be able to continue to attract and retain personnel as needed in the future.

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

Changes in existing laws, adoption of new laws or increases in the minimum wage may increase our costs or otherwise adversely affect us. For example, the repeal or limitation in the United States of certain favorable copyright laws would have an adverse impact in the United States on our rental business. Similarly, the adoption or expansion of laws in any other country to allow copyright owners to charge retailers more for rental product than for sell-through product could have an adverse impact on our rental business in that country.

We are subject to business risks of international operations.

We derive a material portion of our revenue through our international operations. For fiscal 2009, revenues from our international operations constituted 29.7% of our total revenues. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign operations), and changes in the value of the U.S. dollar relative to local currencies. Margins on the sale and rental of our products in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations.

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

Our corporate headquarters are located at 1201 Elm Street, Dallas, Texas 75270 and consist of 242,615 square feet of space leased pursuant to an agreement that expires on June 30, 2017. Our primary distribution center is located at 3000 Redbud Blvd., McKinney, Texas 75069 and consists of about 850,000 square feet of space leased pursuant to an agreement that expires on December 31, 2012. We have set up our payroll and benefits center in Spartanburg, South Carolina. We also lease and operate 38 by-mail distribution centers spread strategically throughout the United States to support our domestic by-mail rental service.

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

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(1)
	High	Low	High	Low
Year Ended January 4, 2009:
Quarter Ended April 6, 2008	$3.70	$2.66	$3.49	$2.25	$—
Quarter Ended July 6, 2008	$3.55	$2.38	$2.92	$1.92	$—
Quarter Ended October 5, 2008	$3.19	$1.86	$2.44	$1.09	$—
Quarter Ended January 4, 2009	$2.00	$0.72	$1.59	$0.18	$—

Year Ended January 3, 2010:
Quarter Ended April 5, 2009	$1.71	$0.13	$1.15	$0.08	$—
Quarter Ended July 5, 2009	$1.26	$0.61	$0.68	$0.34	$—
Quarter Ended October 4, 2009	$1.56	$0.58	$0.89	$0.30	$—
Quarter Ended January 3, 2010	$1.14	$0.60	$0.65	$0.32	$—

(1)	We have not declared a dividend on our common stock since the second quarter of 2005. Our negative surplus, as defined by Delaware Corporation Law, and covenants under our senior secured notes currently prohibit us from declaring a dividend. Therefore, we do not anticipate declaring a dividend on our common stock in the near future.

The terms of our debt agreements, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” limit our ability to pay dividends and repurchase common stock. Subject to these limitations, our Board of Directors may change our dividend practices from time to time and decrease or increase the dividend paid, or not pay a dividend, on our common stock based on factors such as results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our Board of Directors.

The number of holders on record of shares of our Class A and Class B common stock as of March 5, 2010 was 1,102 and 778, respectively.

On November 20, 2009, we announced that our Board of Directors authorized a combination of our shares of Class A common stock and Class B common stock into a single class of shares of common stock. Blockbuster’s dual class capital structure was originally established in connection with Blockbuster’s prior ownership by Viacom. We believe that elimination of the dual class capital structure will improve the market liquidity of our common stock for our stockholders and end confusion regarding the differences between the two classes of common stock. The combination will be subject to obtaining the requisite stockholder approvals at Blockbuster’s annual stockholders’ meeting in 2010 and will not take effect until such approvals are obtained. Our Board of Directors may explore additional alternatives with respect to our capital structure if necessary to cure the price condition deficiency.

In addition, on November 17, 2009, we were notified by the Exchange that we are not currently in compliance with the Exchange’s continued listing standard that requires the average closing price of our common stock be no less than $1.00 per share over a consecutive 30 trading-day period. Under Exchange rules, we have through the date of our 2010 annual meeting, which is expected to take place on May 26, 2010, within which to cure this deficiency. During this time our common stock will continue to be listed and traded on the Exchange, subject to compliance with other Exchange continued listing requirements. If we have not cured the price condition deficiency by the end of the cure period or if we are not able to remain in compliance with any other Exchange listing criterion, our common stock would be subject to delisting by the Exchange.

For information regarding our equity compensation plans, refer to the proxy statement to be filed for our 2010 annual meeting of stockholders incorporated by reference into Item 12 of Part III of this Form 10-K.

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

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ended January 3, 2010, the cumulative total return during such period of the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and the Hemscott Industry Group Index 743-Music & Video Stores (“Hemscott Group Index”). The comparison assumes $100 was invested on December 31, 2004 in our Class A common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/04	12/05	12/06	1/08	1/09	1/10
Blockbuster Inc. Class A common stock	100.00	39.48	55.69	36.00	13.68	7.05

Hemscott Group Index*	100.00	91.46	91.15	78.67	75.74	130.31

S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A common stock); Hastings Entertainment, Inc.; Interlink-US-Network, Ltd.; Netflix, Inc.; Trans World Entertainment Corporation; and Xinhua China Ltd.

The following graph compares the cumulative total stockholder return on our Class B common stock over the five-year period ended January 3, 2010, the cumulative total return during such period of the S&P 500 Index and the Hemscott Group Index. The comparison assumes $100 was invested on December 31, 2004 in our Class B common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/04	12/05	12/06	1/08	1/09	1/10
Blockbuster Inc. Class B common stock	100.00	37.97	55.87	33.64	7.98	6.73

Hemscott Group Index*	100.00	91.46	91.15	78.67	75.74	130.31

S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

*	The Hemscott Group Index consists of the following issuers: Blockbuster Inc. (Class A common stock); Hastings Entertainment, Inc.; Interlink-US-Network, Ltd.; Netflix, Inc.; Trans World Entertainment Corporation; and Xinhua China Ltd.

Related Stockholder Matters

Our Board of Directors determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the four consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $8.3 million has been accumulated as of January 3, 2010. If we fail to pay dividends on the Series A convertible preferred stock for six quarterly dividend periods (whether or not consecutive), the dividend rate payable on the Series A convertible preferred stock will increase by 1.0% until all accumulated and unpaid dividends on the Series A convertible preferred stock have been paid in full. In addition, if we fail to pay dividends on the Series A convertible preferred stock for six quarterly dividend periods (whether or not consecutive), the size of our Board of Directors will be increased by two and the holders of the Series A convertible preferred stock will have the right to vote to fill the two vacancies created thereby until all accumulated and unpaid dividends on the Series A convertible preferred stock have been paid in full, at which time the Board of Directors will return to its previous size. Our ability to pay cash dividends on the Series A convertible preferred stock is restricted under the terms of the indenture governing our senior secured notes and by Delaware Corporation Law. In February 2010, 74,214 shares, or 51% of the previously outstanding balance, of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 15.5 million shares of our Class A common stock.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. The selected consolidated statement of operations and balance sheet data for fiscal years 2005 through 2009 are derived from our consolidated financial statements. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future.

BLOCKBUSTER SELECTED CONSOLIDATED HISTORICAL

FINANCIAL DATA

The following data should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and related notes, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

	Fiscal Year Ended or at Year End
	2009(1)	2008	2007(2)	2006(3)	2005(4)
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$4,062.4	$5,065.4	$5,314.0	$5,337.6	$5,551.1
Gross profit	$2,178.2	$2,630.3	$2,773.7	$2,959.0	$3,082.0
Impairment of goodwill and other long-lived assets(5)	$369.2	$435.0	$2.2	$5.1	$341.9
Operating income (loss)(6)	$(355.2)	$(304.3)	$27.3	$60.3	$(396.9)
Income (loss) from continuing operations	$(517.6)	$(382.9)	$(84.2)	$53.1	$(555.4)
Income (loss) per common share from continuing operations—basic and diluted	$(2.72)	$(2.06)	$(0.50)	$0.22	$(3.02)
Income (loss) from discontinued operations, net of tax(7)	$(40.6)	$8.8	$10.4	$(2.6)	$(28.5)
Net income (loss)	$(558.2)	$(374.1)	$(73.8)	$50.5	$(583.9)
Preferred stock dividends(8)	$(11.1)	$(11.3)	$(11.3)	$(11.3)	$—
Net income (loss) applicable to common stockholders	$(569.3)	$(385.4)	$(85.1)	$39.2	$(583.9)
Net income (loss) per common share—basic and diluted	$(2.93)	$(2.01)	$(0.45)	$0.21	$(3.18)
Cash dividends per common share	$—	$—	$—	$—	$0.04
Weighted average shares outstanding—basic	194.1	191.8	190.3	187.1	183.9
Weighted average shares outstanding—diluted	194.1	191.8	190.3	189.0	183.9

Balance Sheet Data:
Cash and cash equivalents	$188.7	$154.9	$184.6	$394.9	$276.2
Total assets	$1,538.3	$2,154.5	$2,733.6	$3,134.6	$3,184.0
Long-term debt, including capital leases	$855.9	$611.3	$703.0	$899.5	$1,121.6
Stockholders’ equity (deficit)	$(314.3)	$214.3	$655.7	$723.3	$637.6

(1)	During fiscal 2009, we recorded a $41.9 million loss on the sale of our Ireland operations, which is included in discontinued operations.
(2)	During fiscal 2007, we recorded an $81.5 million gain on sale of Gamestation and a $6.3 million gain on sale of our Australian subsidiary, both of which are included in Operating income (loss).
(3)	During fiscal 2006, we recorded $111.9 million in tax benefits resulting from the resolution of multi-year income tax audits.
(4)	During fiscal 2005, we recorded a valuation allowance of $101.6 million on our deferred tax assets in various jurisdictions.

(5)	We have recognized non-cash charges to impair goodwill and other long-lived assets. See Note 2 to the consolidated financial statements for a discussion of impairment charges.
(6)	During fiscal 2009, 2008, 2007, 2006 and 2005, we recognized $7.3 million, $14.1 million, $14.6 million, $25.5 million and $39.1 million, respectively, of compensation expense related to share-based compensation.
(7)

During fiscal 2006, we completed the divestiture of Movie Brands Inc. and MOVIE TRADING CO.® in addition to closing all of our store locations in Spain. In January 2007, we completed the sale of RHINO VIDEO GAMES®. In August 2009, we completed the sale of our operations in Ireland. These operations have been classified as discontinued operations for all periods presented.

(8)	During the third quarter of fiscal 2005, we completed a private placement of Series A cumulative convertible perpetual preferred stock. The first dividend payment was declared and paid in the first quarter of 2006. Our Board of Directors determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the four consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $8.3 million has been accumulated as of January 3, 2010. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Unless otherwise noted, the following discussion and analysis relates only to results from continuing operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have the intent and ability to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss from operations in the year ended January 3, 2010 and have a stockholders’ deficit as of January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate has negatively impacted our results of operations and cash flows and may continue to in the future. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed under “Liquidity and Capital Resources” below and in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fiscal Year

Beginning on January 1, 2007, we changed our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. Fiscal 2009 and 2008 include the 52 weeks ended January 3, 2010 and January 4, 2009, respectively, while fiscal 2007 includes the 53 weeks ended January 6, 2008.

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 6,500 stores in the United States, its territories and 17 other countries as of January 3, 2010. We also offer rental and retail movie entertainment through the Internet and by mail in the United States.

While the overall media entertainment industry has remained stable over the past few years, it has experienced a channel shift primarily driven by the emergence of new methods of distribution. Recognizing that shift, we have broadened our focus beyond DVD rental to providing convenient access to media entertainment across four channels of distribution:

•	in-store,

•	by-mail,

•	vending kiosks, and

•	digital devices.

Strategic Objectives and Accomplishments

During the first three quarters of 2009, we temporarily changed our strategy to manage the business for cash conservation. This temporary business strategy was necessary due to the upcoming debt maturities and challenging financial market conditions. On October 1, 2009, we completed the offering of $675 million of senior secured notes, using most of the proceeds to repay all of our remaining credit facilities. After the closing of our senior secured notes offering, we began to refine and implement our new strategy for distribution channels as well as to react to the changes in our market place.

Stores—Focus on improving the customer shopping experience by:

•	working to restructure studio and publisher contracts to improve the depth and breadth of product availability across all product lines;

•	enhancing merchandising initiatives;

•	introducing Direct Access, which allows in-store customers to access our by-mail inventory and have movies shipped directly to their homes;

•	providing exclusive products; and

•	increasing store remodeling efforts in select locations.

By-Mail—Optimize our by-mail distribution channel by:

•	enhancing our product offering through the addition of video game rentals in select markets, expansion of Blu-ray and integration of the digital delivery channel into our by-mail platform; and

•	actively pursuing third-party relationships, alliances, and/or joint ventures to expand our by-mail business.

Vending kiosks—Focus on this distribution channel through an alliance with NCR, which has already deployed over 2,000 kiosks and plans to deploy a total of 10,000 kiosks by the end of 2010.

Digital—Continue to expand our digital presence using methods such as:

•	strategic alliances with consumer electronics device manufacturers and infrastructure providers, including Samsung, Motorola, T-Mobile, TiVo, Suddenlink and Vizio; and

•	enhanced features and capabilities for our blockbuster.com website.

Cost management and liquidity—We have reduced annualized worldwide general and administrative costs by more than $300 million in 2009 through the elimination of staffing and operational redundancies in our in-store, online and corporate support structure as well as through operational improvements. We will continue to closely monitor our costs and continue seeking operational efficiencies and cost reduction opportunities. Our focus has been and will continue to be on cost reductions and liquidity enhancing efforts through:

•

the continued closure of less profitable stores, of which 430 company-owned stores were closed in 2009, and 500 to 545 are planned to close domestically in 2010, of which 273 stores were closed in January and February 2010, resulting in over $20 million of store closure costs in the first eight weeks of fiscal 2010;

•	lease renegotiations to generate significant reductions in future store occupancy costs, through which approximately 1,500 domestic leases were renegotiated during 2009;

•

elimination of the remaining letters of credit related to leases guaranteed by our former parent, Viacom Inc., which the majority were completed in 2009 and the remainder completed in January 2010; and

•	the ongoing pursuit of the sale and licensing of our international assets while maintaining an international brand presence overseas.

Key Financial Points for 2009

•

Reported net loss of $558.2 million, driven by non-cash impairment charges to our goodwill and other long-assets of $369.2 million, a decline in gross profit, increased interest expense, and a loss on sale of our Ireland operations; partially offset by reductions in operating expenses.

•	Closed the private offering of $675 million of senior secured notes and used the proceeds to repay all of our remaining credit facilities.

•	Consolidated same-store revenues decreased 13.1% due to increased competition and lower store traffic during the economic and industry downturn.

•	Total gross profit margin improved to 53.6% from 51.9% as compared to the prior year.

•

General and administrative expenses decreased by $306.6 million, compared to prior year, mainly due to continued cost reduction initiatives, a favorable foreign currency impact and a 7% decline in company-operated stores, excluding the sale of our stores in Ireland.

Outlook

In 2010, our goal is to preserve liquidity and optimize our capital structure while we continue the transformation to a multi-channel platform. Over the next 12 to 18 months, we expect to continue facing the challenges of the macroeconomic environment, increased industry competition and fragmentation, and balancing the decline of a single channel with the ascension of emerging channels, such as vending and digital. As we look at our plans for 2010, stores remain a key component of our multi-channel offering. Our current 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Factors contemplated in our current 2010 plan that we expect to mitigate these challenges are modification of our domestic stores movie rental terms and pricing, implementation of studio windows, industry factors such as Hollywood/Movie Gallery store closures, better execution of our rental games offering, a balanced slate of movie releases and merchandising improvements including Blockbuster Premieres. However, there can be no assurance regarding these matters given the current state of the global economy and aggressive new competition, both of which have negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Further deterioration would negatively impact our anticipated revenues, profitability and cash flows from operations. The expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the state of the global economy, competitive pressures, and no significant contraction in our trade terms.

For the full year 2010, we will continue to take actions to improve liquidity. We expect to further reduce general and administrative expenses by over $200 million, continue to rationalize the domestic store portfolio and work to divest international assets. In addition, our 2010 global capital expenditures will remain at maintenance levels of approximately $30 million and we will aggressively manage working capital. We will also continue to explore a variety of strategic alternatives to strengthen our capital structure to position us for success in our transformational efforts. We are in the process of developing and initiating certain operational and business strategies to attempt to maximize our cash and cash equivalents over the near term. One initiative we are pursuing involves an exchange of all or part of our senior subordinated notes for Class A common stock. We also may seek certain modifications to the senior secured notes from the holders thereof. Consistent with this approach, the holders of the senior secured notes and the senior subordinated notes have been contacted and have formed respective note holder committees, have retained advisors and are conducting due diligence. Assuming that we can reach agreement with such holders on the terms of an exchange, we will seek to implement an exchange during the latter part of the second quarter or early part of the third quarter of this year, depending on the timing of SEC clearance of the exchange documentation and when we receive, if necessary, shareholder approval. In connection with pursuing an exchange, we will also be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into our Class A common stock. We can give no assurance that we can successfully execute an exchange and preferred stock conversion strategy or any of the other strategies we are pursuing and our ability to do so could be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. It is possible that a successful and efficient implementation of an exchange or any of the other strategies we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. See “Liquidity and Capital Resources” below for further discussion of our operational plan to preserve liquidity.

Although we still face challenging conditions, we continue to reposition and transform Blockbuster into a multi-channel brand by increasing our points of presence through alliances for vending and digital distribution and by offering our customers the most convenient access to media entertainment. Through our alliance with NCR, we expect an additional 7,000 Blockbuster Express kiosks to be added in 2010. We also plan to grow the by-mail channel and further expand availability of our digital offering through BLOCKBUSTER On Demand. By leveraging our brand to deliver content through multiple channels, we have positioned ourselves to be a leading provider of convenient access to media entertainment. Through the planned integration of our stores, by-mail, vending kiosks and digital services, we intend to utilize a centralized customer database, realize supply chain efficiencies and ultimately deliver a superior customer experience. This multi-channel capability differentiates us from our competitors and positions us to meet the challenges of operating in the rapidly changing media entertainment industry.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Fiscal Year Ended
	January 3, 2010 (52 weeks)	January 4, 2009 (52 weeks)	January 6, 2008 (53 weeks)
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$4,062.4	$5,065.4	$5,314.0
Cost of sales	1,884.2	2,435.1	2,540.3

Gross profit	2,178.2	2,630.3	2,773.7
Operating expenses(1)	2,533.4	2,934.6	2,746.4

Operating income (loss)	(355.2)	(304.3)	27.3
Interest expense	(111.6)	(72.9)	(88.2)
Loss on extinguishment of debt	(29.9)	—	—
Interest income	1.3	2.4	6.4
Other items, net(2)	(10.4)	16.3	(1.3)

Income (loss) before income taxes	(505.8)	(358.5)	(55.8)
Benefit (provision) for income taxes	(11.8)	(24.4)	(28.4)

Income (loss) before discontinued operations	(517.6)	(382.9)	(84.2)
Income (loss) from discontinued operations, net of tax(3)	(40.6)	8.8	10.4

Net income (loss)	$(558.2)	$(374.1)	$(73.8)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$29.3	$51.0	$(56.2)
Cash flows provided by (used in) investing activities	$(74.9)	$(116.5)	$76.7
Cash flows provided by (used in) financing activities	$72.4	$49.4	$(241.0)

Other Data:
Depreciation and intangible amortization	$144.1	$146.6	$180.3
Impairment of goodwill and other long-lived assets	$369.2	$435.0	$2.2

Margins:
Rental margin(4)	63.4%	61.8%	60.4%
Merchandise margin(5)	21.2%	20.7%	23.6%
Gross margin(6)	53.6%	51.9%	52.2%

Worldwide Store Data:
Same-store revenues increase (decrease)(7)
Rental revenues	(11.1)%	0.1%	(6.1)%
Merchandise sales	(17.9)%	14.6%	11.6%
Total revenues	(13.1)%	3.9%	(2.3)%

Company-operated stores at end of year	5,220	5,806	6,073
Franchised stores at end of year	1,300	1,599	1,757
Total stores at end of year	6,520	7,405	7,830

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at January 3, 2010:
Domestic
Company-operated stores	3,525	5.5	19,503
Distribution centers	39	N/A	1,121
Corporate/regional offices	8	N/A	400
International
Company-operated stores	1,695	3.2	5,439
Distribution centers	6	N/A	170
Corporate/regional offices	6	N/A	80

(1)	Operating expenses include:

•	non-cash charges to impair goodwill and other long-lived assets totaling $369.2 million, $435.0 million and $2.2 million for fiscal years 2009, 2008 and 2007, respectively; and

•	a gain on sale of Gamestation of $81.5 million for fiscal 2007.

(2)	Other items, net include the impact of foreign currency exchange gains and losses related primarily to intercompany loans denominated in currencies other than the U.S. dollar. The impact was a loss of $10.5 million in 2009, and a gain of $15.5 million in 2008.
(3)	During August 2009 we sold Xtra-vision, our Ireland subsidiary. During January 2007, we completed the sale of RHINO VIDEO GAMES. These operations have been classified as discontinued operations.
(4)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(5)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(6)	Gross profit as a percentage of total revenues.
(7)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Comparison of Fiscal 2009 (52 Weeks) to Fiscal 2008 (52 Weeks)

•	Revenues decreased $1.0 billion as a result of declining same-store comparables, lower by-mail subscribers, 7% fewer company operated stores and an unfavorable foreign currency exchange impact.

•	Cost of sales decreased $551 million due to the decline in revenues and a favorable foreign currency exchange impact.

•

Gross profit decreased $452 million due to the reasons stated above, while gross margin percentage improved from 51.9% to 53.6%, primarily from an increase in domestic rental margin and international merchandise margin, as discussed in their respective segment comparisons.

•

Operating expenses decreased $401 million due to reduced general and administrative expenses from store closures, other cost savings initiatives and a lower impairment charge in 2009 as compared to the prior year.

•	Interest expense increased $38.7 million.

•	Non-cash interest increased $19.4 million related to the amortization of debt financing costs.

•	Cash interest increased $19.3 million due to higher average debt balances and higher average interest rates on our long-term debt.

•	We recorded a $29.9 million loss on extinguishment of debt related to the write-off of debt financing costs for our amended revolving facility in the third quarter of fiscal 2009.

•	The variance in other items, net, is primarily related to foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars.

•	Discontinued operations for fiscal 2009 include a $41.9 million loss on the sale of our Ireland operations.

Comparison of Fiscal 2008 (52 Weeks) to Fiscal 2007 (53 Weeks)

•

Revenues decreased $249 million due to reduced international merchandise sales as we sold 217 Gamestation stores in 2007, lower store and by-mail rental revenues and one less week in the fiscal year, partially offset by increased domestic games sales as we expanded games software, hardware and accessories to all domestic stores.

•

Cost of sales decreased $105 million mainly as a result of the decline in revenues and fewer free in store exchanges for BLOCKBUSTER Total Access (“Total Access”), partially offset by increased domestic games merchandise sales.

•

Gross profit decreased $143 million due to the reasons discussed above, while gross margin percentage remained relatively flat as merchandise margin declined due to the domestic increase in game sales which carry a lower margin, offset by a decrease in costs for Total Access in-store exchanges.

•

Operating expenses increased $188 million mainly as a result of a fiscal 2008 impairment for goodwill and other long-lived assets, partially offset by reduced general and administrative expenses from store closures and other cost savings initiatives.

•	Interest expense decreased primarily due to lower average interest rates during 2008.

•	The variance in other items, net, is primarily related to foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com and BLOCKBUSTER On Demand. As of January 3, 2010, we had 4,018 stores operating under the BLOCKBUSTER brand in the United States and its territories, of which 493 stores were operated through our franchisees. We also had 2,225 kiosks operating under the BLOCKBUSTER brand in the United States and its territories at that date.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of January 3, 2010, we had 2,502 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 17 markets outside of the United States. Of these stores, 807 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. During 2008, we sold our Chilean subsidiary coupled with a license agreement. On August 28, 2009, we completed the sale of our subsidiary in Ireland. The results for Chile have been included in continuing operations through the period in which it was sold, but the results for Ireland have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Fiscal Year Ended January 3, 2010
Revenues	$2,857.7	$1,204.7	$—	$4,062.4
Cost of sales	1,259.9	624.3	—	1,884.2

Gross profit	1,597.8	580.4	—	2,178.2
Operating expense	1,774.9	645.0	113.5	2,533.4

Operating income (loss)	$(177.1)	$(64.6)	$(113.5)	$(355.2)

Fiscal Year Ended January 4, 2009
Revenues	$3,590.8	$1,474.6	$—	$5,065.4
Cost of sales	1,673.4	761.7	—	2,435.1

Gross profit	1,917.4	712.9	—	2,630.3
Operating expenses	2,143.3	646.4	144.9	2,934.6

Operating income (loss)	$(225.9)	$66.5	$(144.9)	$(304.3)

Fiscal Year Ended January 6, 2008
Revenues	$3,607.9	$1,706.1	$—	$5,314.0
Cost of sales	1,638.9	901.4	—	2,540.3

Gross profit	1,969.0	804.7	—	2,773.7
Operating expenses	1,907.9	655.6	182.9	2,746.4

Operating income (loss)	$61.1	$149.1	$(182.9)	$27.3

Comparison of Fiscal 2009 (52 Weeks) to Fiscal 2008 (52 Weeks)

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 3, 2010 (52 Weeks)		Fiscal Year Ended January 4, 2009 (52 Weeks)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$1,763.6	61.7%	$2,272.4	63.4%	$(508.8)	(22.4)%
Games	200.2	7.0%	219.9	6.1%	(19.7)	(9.0)%
Previously rented product (“PRP”)	455.3	15.9%	492.7	13.7%	(37.4)	(7.6)%

Total rental revenues	2,419.1	84.6%	2,985.0	83.2%	(565.9)	(19.0)%

Merchandise sales:
Movies	174.2	6.1%	227.4	6.3%	(53.2)	(23.4)%
Games	60.2	2.1%	155.0	4.3%	(94.8)	(61.2)%
General merchandise	187.5	6.6%	200.1	5.6%	(12.6)	(6.3)%

Total merchandise sales	421.9	14.8%	582.5	16.2%	(160.6)	(27.6)%

Royalties and other	16.7	0.6%	23.3	0.6%	(6.6)	(28.3)%

Total revenues	2,857.7	100.0%	3,590.8	100.0%	(733.1)	(20.4)%

Cost of sales:
Cost of rental revenues	910.3	31.9%	1,196.9	33.3%	(286.6)	(23.9)%
Cost of merchandise sold	349.6	12.2%	476.5	13.3%	(126.9)	(26.6)%

	1,259.9	44.1%	1,673.4	46.6%	(413.5)	(24.7)%

Gross profit	1,597.8	55.9%	1,917.4	53.4%	(319.6)	(16.7)%

Operating expenses:
General and administrative:
Stores	1,187.2	41.6%	1,338.2	37.2%	(151.0)	(11.3)%
Corporate and field	138.1	4.8%	178.3	5.0%	(40.2)	(22.5)%

Total general and administrative	1,325.3	46.4%	1,516.5	42.2%	(191.2)	(12.6)%

Advertising	67.2	2.4%	85.9	2.4%	(18.7)	(21.8)%
Depreciation and intangible amortization	112.4	3.9%	105.9	2.9%	6.5	6.1%
Impairment of goodwill and other long-lived assets	270.0	9.4%	435.0	12.2%	(165.0)	(37.9)%

	1,774.9	62.1%	2,143.3	59.7%	(368.4)	(17.2)%

Operating income (loss)	$(177.1)	(6.2)%	$(225.9)	(6.3)%	$48.8	(21.6)%

Margins:
Rental margin	$1,508.8	62.4%	$1,788.1	59.9%	$(279.3)	(15.6)%
Merchandise margin	$72.3	17.1%	$106.0	18.2%	$(33.7)	(31.8)%
Gross margin	$1,597.8	55.9%	$1,917.4	53.4%	$(319.6)	(16.7)%

	Fiscal Year Ended January 3, 2010 (52 Weeks)	Fiscal Year Ended January 4, 2009 (52 Weeks)
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(12.8)%	1.2%
Merchandise revenues	(26.2)%	37.4%
Total revenues	(15.6)%	6.4%

Other:
Ending by-mail subscriber count	1.4	2.1

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	a $276.8 million decrease in same-store base rental revenues driven by decreased active store members;

•	by-mail revenues decreased $155.3 million as a result of a 31.5% average decline in by-mail subscribers;

•	a decline in company-operated stores of 353, or 9.1%, during the last four quarters, due primarily to the continued selective closure of less profitable stores; and

•	a $24.4 million decrease in same-store PRP revenues, which includes the favorable impact of increased PRP sales related to 245 stores which were being liquidated at year end.

•

Although we expect the in-store movie rental industry to continue declining in 2010, the factors we expect to mitigate these challenges are modification of our domestic stores movie rental terms and pricing, implementation of studio windows, industry factors such as Hollywood/Movie Gallery store closures, better execution of our rental games offering, a balanced slate of movie releases and merchandising improvements including Blockbuster Premieres.

Domestic—Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $98.3 million, or 67.3%, decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic;

•	a $42.2 million, or 19.7%, decrease in same-store movie sales as a result of reduced store traffic and a product mix shift, as we sold more catalog titles in 2009 and fewer new release movies; and

•	a decline in company-operated stores discussed above;

•	slightly offset by a $15.2 million bulk sale of games to a third-party game wholesaler.

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $146 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers;

•	a decrease in rental inventory purchases; and

•	a reduction in PRP cost of goods sold due to lower inventory carrying values and reduced sales mentioned above.

•	Merchandise cost of goods sold decreased $126.9 million due to the decline in sales mentioned above.

Domestic—Gross profit

•	Rental gross margin increased from 59.9% to 62.4% due to lower product buys as a result of our managing the business to preserve liquidity during the majority of the year.

•

Merchandise gross margin decreased from 18.2% to 17.1% due to increased promotional credits on general merchandise and a $14.0 million net loss on the bulk sale of games mentioned above, partially offset by a change in product mix. As a percentage of sales, there has been a decrease in games hardware and software sales which contribute lower gross margin.

Domestic—Operating expenses

•

Store general and administrative expense decreased $151.0 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $40.2 million primarily due to our cost-savings measures.

•

During 2009 we incurred $14.0 million in store closure expenses, excluding depreciation, of which $7.9 million related to stores closed during early 2010. We expect to incur a greater amount of these expenses in 2010, primarily in the first quarter, as we continue to selectively close store locations. We closed 374 domestic locations in 2009 and expect another 500-545 domestic store closures in 2010. In January and February 2010 we closed 273 domestic company owned store locations for which we have recorded over $20 million in store closure expenses, excluding depreciation, in the first eight weeks of fiscal 2010 in addition to the $7.9 million noted above. We have also identified an additional 150 domestic stores which will close in April, for which we expect to incur significant store closure costs. Historically we have incurred a broad range of costs on individual locations and cannot accurately estimate the amount that will be incurred for these additional store closures.

•

Advertising expense decreased $18.7 million as a result of a $29.7 million decrease in by-mail advertising, partially offset by increased store radio and television advertising during the fourth quarter of 2009 of $11.4 million.

•

Impairment of goodwill and other long-lived assets had the single largest impact on our operating expense decrease over prior year, with a 2009 impairment charge of $270.0 million compared to a $435.0 million impairment charge in 2008. For further discussion, see “Critical Accounting Estimates” below and Note 2 to our consolidated financial statements.

International Segment. The following table is a summary of international results from our continuing operations.

	Fiscal Year Ended January 3, 2010 (52 Weeks)		Fiscal Year Ended January 4, 2009 (52 Weeks)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$512.7	42.6%	$621.5	42.1%	$(108.8)	(17.5)%
Games	51.5	4.3%	52.7	3.6%	(1.2)	(2.3)%
PRP	102.6	8.5%	127.1	8.6%	(24.5)	(19.3)%

Total rental revenues	666.8	55.4%	801.3	54.3%	(134.5)	(16.8)%

Merchandise sales:
Movies	141.6	11.8%	162.9	11.0%	(21.3)	(13.1)%
Games	282.4	23.4%	366.5	24.9%	(84.1)	(22.9)%
General merchandise	110.2	9.1%	135.0	9.2%	(24.8)	(18.4)%

Total merchandise sales	534.2	44.3%	664.4	45.1%	(130.2)	(19.6)%

Royalties and other	3.7	0.3%	8.9	0.6%	(5.2)	(58.4)%

Total revenues	1,204.7	100.0%	1,474.6	100.0%	(269.9)	(18.3)%

Cost of sales:
Cost of rental revenues	220.3	18.3%	249.8	17.0%	(29.5)	(11.8)%
Cost of merchandise sold	404.0	33.5%	511.9	34.7%	(107.9)	(21.1)%

	624.3	51.8%	761.7	51.7%	(137.4)	(18.0)%

Gross profit	580.4	48.2%	712.9	48.3%	(132.5)	(18.6)%

Operating expenses:
General and administrative	495.7	41.3%	580.7	39.3%	(85.0)	(14.6)%
Advertising	24.2	2.0%	31.8	2.2%	(7.6)	(23.9)%
Depreciation and intangible amortization	25.9	2.1%	33.9	2.3%	(8.0)	(23.6)%
Impairment of goodwill and long-lived assets	99.2	8.2%	—	0.0%	99.2	N/A

	645.0	53.6%	646.4	43.8%	(1.4)	(0.2)%

Operating income (loss)	$(64.6)	(5.4)%	$66.5	4.5%	$(131.1)	(197.1)%

Margins:
Rental margin	$446.5	67.0%	$551.5	68.8%	$(105.0)	(19.0)%
Merchandise margin	$130.2	24.4%	$152.5	23.0%	$(22.3)	(14.6)%
Gross margin	$580.4	48.2%	$712.9	48.3%	$(132.5)	(18.6)%

	Fiscal Year Ended January 3, 2010 (52 Weeks)	Fiscal Year Ended January 4, 2009 (52 Weeks)
Same-store revenues increase/(decrease)(1)
Rental revenues	(5.0)%	(2.8)%
Merchandise revenues	(9.4)%	2.4%
Total revenues	(7.0)%	(0.4)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

International—Rental revenues

•	Rental revenues decreased primarily due to:

•

a same-store movie rental decrease of 9.0%, with Canada contributing the majority of the decrease, driven by price decreases due to increased competition and reduced traffic, partially offset by an increase in same-store movie rentals in the United Kingdom as a result of reduced pricing which drove a higher volume of transactions; and

•	a decline in company-operated stores of 49, or 2.5%, during the last four quarters;

•	offset by a same-store game rental increase of 6.2% due to the ramp-up of the Game Rush store-in-stores rolled out in 2008.

•	We experienced an unfavorable foreign currency exchange impact of $78.6 million, with the United Kingdom and Canada contributing the majority of the impact.

International—Merchandise sales

•	Movie sales decreased primarily due to:

•

a same-store sales decrease of 3.0%, with the majority of the negative impact from Canada due to increased low-price competition from big box retailers, partially offset by positive same-store sales in the United Kingdom where price reductions have positively impacted gross sales; and

•	the reduced store count discussed above.

•	Game sales, including sales of new and traded games software, hardware consoles and accessories decreased in total due to:

•

a same-store sales decrease of 14.1%, with decreased sales in all major markets except Mexico due to a decreased emphasis on games sales as compared to the ramp up in prior years and increased competition offering lower prices; and

•	the reduced store count discussed above.

•	We experienced an unfavorable foreign currency exchange impact of $55.2 million, with the United Kingdom contributing the majority of the impact.

International—Cost of sales

•	Rental and merchandise cost of sales decreased primarily due to the decrease in revenues discussed above.

•	We experienced a favorable foreign currency exchange impact of $64.3 million, with the United Kingdom contributing the majority of the impact.

International—Gross margin

•	Rental margin decreased due to the price decreases discussed above.

•	Merchandise gross margin increased due to a decreased games sales, which contribute a lower margin than movies sales.

International—Operating expenses

•	Operating expenses decreased primarily due to:

•	a $13.6 million or 4.7% decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange;

•	a $5.6 million or 7.1% decrease in general and administrative costs driven by our cost-savings measures, excluding the impact of foreign currency exchange;

•	a $5.1 million or 15.9% decrease in advertising spend; and

•	a favorable foreign currency exchange impact of $68.1 million.

•

We incurred a $99.2 million charge for the impairment of goodwill and other long-lived assets. For further discussion, see “Critical Accounting Estimates” below and Note 2 to our consolidated financial statements.

•

In the third and fourth quarters of 2009, we paid $20.0 million to modify certain store leases in the United Kingdom in order to remove Viacom as a guarantor of those leases. This action was taken in order to reduce the letters of credit required for these lease guarantees, and thereby release restrictions on over $50 million of cash required to collateralize those letters of credit under our amended credit facility. No other modifications were made to the leases. While we accounted for these payments as lease modification costs, these payments were unusual in nature with unique business circumstances given that our intent was to increase liquidity through the reduction of restricted cash necessary to secure letters of credit. As of January 3, 2010:

•	$4.3 million had been expensed for closed stores;

•	$2.1 million was recorded as a value-added tax receivable;

•	$1.1 million had been amortized to rent expense; and

•

$12.5 million remained as a non-current asset on our consolidated balance sheet to be amortized to rent expense over the remaining lives of the related leases. The average remaining life of these leases at January 3, 2010 was approximately 8.5 years.

We also considered treating the transaction as debt financing costs. This treatment would have resulted in interest expense of $17.9 million for the third and fourth quarters of 2009 and a value added tax receivable of $2.1 million as of January 3, 2010.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/ (Decrease)
	January 3, 2010 (52 Weeks)	January 4, 2009 (52 Weeks)	Dollar	Percent
General and administrative	$107.7	$138.1	$(30.4)	(22.0)%
Depreciation and intangible amortization	5.8	6.8	(1.0)	(14.7)%

Operating expenses	$113.5	$144.9	$(31.4)	(21.7)%

Operating expenses decreased primarily due to:

•	a $16.1 million decrease in corporate compensation expense, related primarily to cost-savings measures of $9.3 million and reduced stock compensation expense of $6.8 million;

•	the settlement of a $12.6 million future liability for $5.0 million, which resulted in a $7.6 million release of liabilities; and

•	a $7.5 million reduction in professional fees, due to reduced legal settlements and our continued cost-savings measures;

•	partially offset by a $3.8 million increase in outsourcing fees.

Comparison of Fiscal 2008 (52 Weeks) to Fiscal 2007 (53 Weeks)

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 4, 2009 (52 Weeks)		Fiscal Year Ended January 6, 2008 (53 Weeks)		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$2,272.4	63.4%	$2,389.3	66.3%	$(116.9)	(4.9)%
Games	219.9	6.1%	220.6	6.1%	(0.7)	(0.3)%
PRP	492.7	13.7%	527.3	14.6%	(34.6)	(6.6)%

Total rental revenues	2,985.0	83.2%	3,137.2	87.0%	(152.2)	(4.9)%

Merchandise sales:
Movies	227.4	6.3%	221.2	6.1%	6.2	2.8%
Games	155.0	4.3%	47.4	1.3%	107.6	227.0%
General merchandise	200.1	5.6%	177.9	4.9%	22.2	12.5%

Total merchandise sales	582.5	16.2%	446.5	12.3%	136.0	30.5%

Royalties and other	23.3	0.6%	24.2	0.7%	(0.9)	(3.7)%

Total revenues	3,590.8	100.0%	3,607.9	100.0%	(17.1)	(0.5)%

Cost of sales:
Cost of rental revenues	1,196.9	33.3%	1,314.3	36.4%	(117.4)	(8.9)%
Cost of merchandise sold	476.5	13.3%	324.6	9.0%	151.9	46.8%

	1,673.4	46.6%	1,638.9	45.4%	34.5	2.1%

Gross profit	1,917.4	53.4%	1,969.0	54.6%	(51.6)	(2.6)%

Operating expenses:
General and administrative:
Stores	1,338.2	37.2%	1,402.5	38.9%	(64.3)	(4.6)%
Corporate and field	178.3	5.0%	230.3	6.4%	(52.0)	(22.6)%

Total general and administrative	1,516.5	42.2%	1,632.8	45.3%	(116.3)	(7.1)%

Advertising	85.9	2.4%	150.5	4.2%	(64.6)	(42.9)%
Depreciation and intangible amortization	105.9	2.9%	122.4	3.3%	(16.5)	(13.5)%
Impairment of goodwill and other long-lived assets	435.0	12.2%	2.2	0.1%	432.8	N/A

	2,143.3	59.7%	1,907.9	52.9%	235.4	12.3%

Operating income (loss)	$(225.9)	(6.3)%	$61.1	1.7%	$(287.0)	(469.7)%

Margins:
Rental margin	$1,788.1	59.9%	$1,822.9	58.1%	$(34.8)	(1.9)%
Merchandise margin	$106.0	18.2%	$121.9	27.3%	$(15.9)	(13.0)%
Gross margin	$1,917.4	53.4%	$1,969.0	54.6%	$(51.6)	(2.6)%

	Fiscal Year Ended January 4, 2009 (52 Weeks)	Fiscal Year Ended January 6, 2008 (53 Weeks)
Same-store revenues increase/(decrease)
Store only
Rental revenues	1.2%	(7.2)%
Merchandise revenues	37.4%	(3.7)%
Total revenues	6.4%	(6.9)%

Other:
Ending by-mail subscriber count	2.1	2.8

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•	a $60 million decline in by-mail revenues driven by a 26% average decline in by-mail subscribers, which is more than offset by related cost reductions described below under “Domestic—Gross profit;”

•	an estimated $55 million decrease due to the 53rd week included in fiscal 2007 results; and

•	a 3.2% decline in company-operated stores, due primarily to the continued selective closure of unprofitable stores;

•	offset by the favorable impact of price increases, which contributed to a same-store revenue increase of $28.7 million or 1.2%.

Domestic—Merchandise sales

•	Same-store game sales increased $108.0 million or 244.9%, representing the favorable impact of:

•	the expansion of games software, hardware and accessories to all stores;

•	cross-merchandising games hardware, software and accessories to prominent positions in our stores; and

•

a 37% higher average selling price per unit of games software due to an increase in games software sold for next generation game platforms that carry a higher average selling price than the older game platforms sold in 2007.

•	Same-store general merchandise sales, which include sales of confections and other movie and game-related products, increased $30.3 million or 18.2% due to:

•	our strategy of having an assortment of licensed merchandise product available for major theatrical releases; and

•	the roll-out of framed entertainment posters to our stores during the first quarter of 2008.

•	The following partially offset the increases to merchandise sales discussed above:

•	the decline in company-operated stores discussed above; and

•	an estimated $11 million decrease in total merchandise sales due to the 53rd week included in fiscal 2007 results.

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to

•	the decline in rental revenues;

•	offset by reduced estimated costs for our by-mail offering of $150 million, including the favorable impact of approximately 50% fewer free in-store exchanges for Total Access subscribers; and

•	favorable nonrecurring contractual settlements with vendors of $15.1 million.

•	Merchandise cost of goods sold increased due to higher sales resulting from our investment in merchandise inventory.

•	Total cost of goods sold decreased an estimated $29 million due to the 53rd week included in fiscal 2007 results.

Domestic—Gross profit

•	Rental gross margin increased due to the reasons above.

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

•

Impairment of goodwill and other long-lived assets had the single largest impact on our operating expense increase over prior year, with a 2008 impairment charge of $435.0 million compared to a $2.2 million impairment charge in 2007. For further discussion, see “Critical Accounting Estimates” below and Note 2 to our consolidated financial statements.

•	The 53rd week included in fiscal 2007 resulted in a reduction of approximately $29 million in total operating expenses.

International Segment. The following table is a summary of international results from our continuing operations.

	Fiscal Year Ended January 4, 2009 (52 Weeks)		Fiscal Year Ended January 6, 2008 (53 Weeks)		Increase / (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$621.5	42.1%	$689.9	40.3%	$(68.4)	(9.9)%
Games	52.7	3.6%	53.9	3.2%	(1.2)	(2.2)%
PRP	127.1	8.6%	122.6	7.2%	4.5	3.7%

Total rental revenues	801.3	54.3%	866.4	50.7%	(65.1)	(7.5)%

Merchandise sales:
Movies	162.9	11.0%	190.1	11.2%	(27.2)	(14.3)%
Games	366.5	24.9%	481.2	28.2%	(114.7)	(23.8)%
General merchandise	135.0	9.2%	133.4	7.8%	1.6	1.2%

Total merchandise sales	664.4	45.1%	804.7	47.2%	(140.3)	(17.4)%

Royalties and other	8.9	0.6%	35.0	2.1%	(26.1)	(74.6)%

Total revenues	1,474.6	100.0%	1,706.1	100.0%	(231.5)	(13.6)%

Cost of sales:
Cost of rental revenues	249.8	17.0%	269.7	15.8%	(19.9)	(7.4)%
Cost of merchandise sold	511.9	34.7%	631.7	37.0%	(119.8)	(19.0)%

	761.7	51.7%	901.4	52.8%	(139.7)	(15.5)%

Gross profit	712.9	48.3%	804.7	47.2%	(91.8)	(11.4)%

Operating expenses:
General and administrative	580.7	39.3%	654.6	38.5%	(73.9)	(11.3)%
Advertising	31.8	2.2%	40.0	2.3%	(8.2)	(20.5)%
Depreciation and intangible amortization	33.9	2.3%	42.5	2.5%	(8.6)	(20.2)%
Gain on sale of Gamestation	—	0.0%	(81.5)	(4.8)%	81.5	(100.0)%

	646.4	43.8%	655.6	38.5%	(9.2)	(1.4)%

Operating income (loss)	$66.5	4.5%	$149.1	8.7%	$(82.6)	(55.4)%

Margins:
Rental margin	$551.5	68.8%	$596.7	68.9%	$(45.2)	(7.6)%
Merchandise margin	$152.5	23.0%	$173.0	21.5%	$(20.5)	(11.8)%
Gross margin	$712.9	48.3%	$804.7	47.2%	$(91.8)	(11.4)%

	Fiscal Year Ended January 4, 2009 (52 Weeks)	Fiscal Year Ended January 6, 2008 (53 Weeks)
Same-store revenues increase/(decrease)(1)
Rental revenues	(2.8)%	(2.8)%
Merchandise revenues	2.4%	23.3%
Total revenues	(0.4)%	7.5%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

International—Rental revenues

•	Movie rental revenues decreased primarily due to:

•	a decline in company-operated stores of 7.3% during the last four quarters due primarily to the continued selective closure of less profitable stores;

•

a same-store sales for movie rentals decrease of 3.4%, impacted by a price decrease in select European markets due to competition from low retail prices and reduced traffic due to the economic downturn; and

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

•	The 53rd week included in fiscal 2007 results accounted for approximately $14 million of the decrease in total rental revenues.

•	We experienced an unfavorable foreign currency exchange impact of $10.4 million.

International—Merchandise sales

•	Movie sales decreased primarily due to:

•	a same-store sales decrease of 10.1% due to the economic downturn, fewer large box office titles, and increased competition primarily in the United Kingdom and Canada; and

•	the reduced store count as discussed above.

•	Game sales, including sales of new and traded games software, hardware consoles and accessories decreased in total due to:

•	the sale of 217 Gamestation stores during the second quarter of 2007, which accounted for an estimated $150 million of the decrease; and

•	the reduction in company-operated stores mentioned above;

•

offset by a same-store games sales increase of 12.4% due to increased inventory levels in all of our international markets and the successful roll out of our Game Rush store-in-store concept to many stores in our Latin American and European markets.

•	We experienced an unfavorable foreign currency exchange impact of $34.6 million.

•	The 53rd week included in fiscal 2007 results accounted for approximately $16 million of the decrease in total merchandise sales.

International—Royalties and other revenues

•	We received $25 million in connection with the termination and relicensing of our Brazilian franchise in 2007.

International—Cost of sales

•	Rental cost of sales decreased primarily due to the decrease in revenues discussed above.

•	Merchandise cost of sales decreased primarily due to the decrease in revenues discussed above, with the sale of Gamestation contributing $117 million to the decrease.

•	The 53rd week included in fiscal 2007 results accounted for approximately $17 million of the total decrease.

•	We experienced an unfavorable foreign currency exchange impact of $29.2 million.

International—Gross margin

•	Rental margin remained relatively flat while merchandise gross margin increased due to a shift towards higher margin movie sales with the sale of Gamestation.

•	The 53rd week included in fiscal 2007 results accounted for approximately $13 million of the total decrease in gross profit.

International — Operating expenses

•	Operating expenses decreased primarily due to:

•	a $41.6 million or 11.1% decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange;

•	an estimated $30 million decrease due to the sale of 217 Gamestation stores in 2007;

•	a $23.3 million or 8.9% decrease in occupancy costs driven by the reduction in company-operated stores discussed above, excluding the impact of foreign currency exchange;

•	the impact of 53rd week included in 2007 results of $12 million; and

•	a favorable foreign currency exchange impact of $3.3 million;

•

offset by the 2007 gain on the sale of Gamestation of $81.5 million and the gain on sale of our operations in Australia of $6.3 million, which is recorded as a reduction to general and administrative expenses.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/ (Decrease)
	January 4, 2009 (52 Weeks)	January 6, 2008 (53 Weeks)	Dollar	Percent
General and administrative	$138.1	$167.5	$(29.4)	(17.6)%
Depreciation and intangible amortization	6.8	15.4	(8.6)	(55.8)%

Operating expenses	$144.9	$182.9	$(38.0)	(20.8)%

Operating expenses decreased primarily due to:

•	a reduction in general and administrative expense due to:

•	a $14.2 million or 74.7% reduction in severance costs;

•	a $12.6 million or 19.7% reduction in other general and administrative expenses primarily related to professional fees; and

•	a $9.2 million or 12.9% decrease in corporate compensation expense, related primarily to our 2007 changes in senior management;

•	offset by an estimated $6.0 million increase in our outsourcing costs; and

•	a reduction of depreciation expense due to certain assets becoming fully depreciated.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

We incurred a net loss from operations for the year ended January 3, 2010 and have a stockholders’ deficit as of January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

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

We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We used the remaining net proceeds for general corporate purposes. For further detail on the Notes, see discussion under “Senior Secured Notes” below.

As a result of the October 2009 refinancing and the implementation of our plan to aggressively manage liquidity (discussed below), we expect cash on hand and cash from operations will be sufficient to fund our anticipated cash requirements for minimum capital expenditures, working capital purposes including rental library purchases, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy and aggressive new competition, both of which have negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current fiscal 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Each 1% change in our domestic same-store rental revenues represents approximately an $11 million change in operating income (loss). Further deterioration would negatively impact our anticipated revenues, results of operations and cash flows. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the state of the global economy, competitive pressures, and no significant contraction in our trade terms.

Prior to completion of our refinancing in October 2009, we implemented a cash management strategy to enhance and preserve as much liquidity as possible. This cash management strategy temporarily limited some of our operational and strategic initiatives designed to grow our business over the long term. After the completion of our refinancing in October 2009, we increased our inventory levels to support higher in-stock availability and increased our advertising in an effort to improve top-line performance. However, we did not realize the desired return on these investments, and as a result, our results of operations and liquidity were negatively impacted. While we do plan to return to our business transformation strategy in 2010, we will be limited in our pursuit of this strategy while we continue to manage our liquidity. We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through optimization of inventory levels by:

•	selling underperforming rental inventory; and

•	aligning our product buys more effectively with anticipated store customer traffic;

•	further reducing our general and administrative expenses by approximately $200 million by, among other things:

•	closing underperforming domestic company-operated stores; and

•

restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs by $70 million for fiscal 2010 resulting in a reduction of corporate overhead, domestic stores field overhead and domestic stores general and administrative expenses

•	reducing domestic advertising expenses by approximately $15 million to $20 million for fiscal 2010;

•	minimizing our capital expenditures to approximately $30 million by eliminating, delaying or curtailing discretionary and non-essential spending;

•	continuing store portfolio optimization, which includes:

•

closing underperforming domestic company-operated stores in order to realize an expected benefit to operating income/(loss) derived from the transfer of revenue from closed stores to nearby stores and the avoidance of store operating losses, offset partially by the cost of negotiated settlements of remaining lease obligations and/or the incurrence of dead rent and other occupancy costs on closed stores; and

•	renegotiating leases;

•	modifying our domestic stores’ movie rental terms and pricing;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

•	lengthening the cycle of payables to certain vendors;

•	successfully eliminating our letter of credit requirements for lease guarantees during the first quarter of 2010;

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	temporarily ceasing payment of preferred stock dividends; and

•

exploring various recapitalization opportunities, which may include an exchange of all or part of our senior subordinated notes for Class A common stock or the conversion of our Series A convertible stock into Class A common stock.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.

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

We are currently in discussions with several major studios to maintain or improve our existing credit terms by pledging our unencumbered Canadian assets as collateral for our domestic studio payables. As an alternative, we may borrow against our unencumbered Canadian assets. However, there can be no assurance that we can execute either alternative.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 8 to our consolidated financial statements for further discussion of these items.

Contractual Obligations

As described more fully in Notes 6 and 8 to the consolidated financial statements, at January 3, 2010, our contractual obligations were as follows:

Contractual Obligations(1)	< 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$427.9	$575.3	$235.1	$104.0	$1,342.3
Capital lease obligations(2)	7.6	10.5	7.0	7.2	32.3
Purchase obligations(3)	168.3	41.4	10.7	5.3	225.7
Revenue-sharing obligations(4)	75.2	—	—	—	75.2
Long-term debt	112.5	480.0	382.5	—	975.0
Interest expense on long-term debt(5)	105.7	178.0	72.9	—	356.6
Preferred stock dividends(6)	19.2	21.9	21.9	—	63.0

	$916.4	$1,307.1	$730.1	$116.5	$3,070.1

(1)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at January 3, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.5 million of unrecognized tax benefits, including accrued interest, have been excluded from the contractual obligations table above. See Note 7 to the consolidated financial statements for a discussion on income taxes.
(2)	Includes both principal and interest.
(3)	Purchase obligations include agreements to purchase goods or services as of January 3, 2010 that are legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations that can be cancelled without penalty have been excluded. In addition, these amounts exclude revenue-sharing obligations, which are included on the “Revenue-sharing obligations” line above, and outstanding accounts payable or accrued liabilities. For information about outstanding accounts payable and accrued liabilities, see the Consolidated Balance Sheets and Note 4 to the consolidated financial statements.
(4)	As of January 3, 2010, we were party to revenue-sharing arrangements with various studios. These arrangements are frequently renegotiated and terms change and vary accordingly. These contracts include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to traditional purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed upon period of time. We have included an estimate of our contractual obligation under these agreements for minimum purchase requirements and performance guarantees for the period in which they can reasonably be estimated, which is usually two to four months in the future. Although these contracts may extend beyond the estimated two to four month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue-sharing accruals for rental revenues recorded during fiscal 2009. For information on revenue-sharing accruals for fiscal 2009 and 2008, see Note 4 to the consolidated financial statements.
(5)	Calculated based on scheduled payments of our outstanding balances as of January 3, 2010. See Note 6 to the consolidated financial statements for further discussion.
(6)

These amounts were calculated based on the number of shares outstanding as of January 3, 2010. Our shares of preferred stock do not mature; therefore, amounts are provided for the next five years only. Through the first quarter of 2009, our policy had been to pay these quarterly dividends in cash. However, we may choose to pay dividends in shares of our Class A common stock or to not declare dividends for some quarters. Any unpaid quarterly dividends will accumulate until declared and paid. Our Board of Directors determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the four consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $8.3 million has been accumulated as of January 3, 2010. See Note 3 to our consolidated financial statements for further information. In February 2010, 74,214 shares, approximately 51% of the previously outstanding balance, of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 15.5 million shares of our Class A common stock.

Capital Structure

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	January 3, 2010	January 4, 2009
Current portion
Credit Facilities:
Revolving credit facility	$—	$120.0
Term A loan facility	—	18.6
Term B loan facility	—	59.4
Senior Secured Notes, interest rate of 11.75%	101.6	—

Total current portion of long-term debt	101.6	198.0
Current portion of capital lease obligations	6.1	8.5

	107.7	206.5

Non-current portion
Credit Facilities:
Term B loan facility	—	283.0
Senior Secured Notes, interest rate of 11.75%	536.0	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	836.0	583.0
Capital lease obligations, less current portion	19.9	28.3

	855.9	611.3

Total	$963.6	$817.8

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

On January 5, 2010, we provided notice to Citigroup, Wachovia and JP Morgan Chase Bank N.A. (the “Banks”) to cancel certain letters of credit maintained by us with the Banks for the benefit of Viacom, as required by the IPO and Split-Off Agreement. Pursuant to the cancellation notices, the face amounts of the letters of credit, which are collateralized at 105% of the face amounts, were reduced to $0, as a result of us having satisfied or eliminated all of the obligations and contingencies underlying the letters of credit. Viacom has provided us and the Banks with its consent to cancellation of the letters of credit.

Senior Secured Notes

As discussed above under “General,” we completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009.

We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We used the remaining net proceeds for general corporate purposes.

The following table reflects the net proceeds from the funding of the Notes:

Proceeds from Senior Secured Notes(1)	$634.5
Repayment of Amended Revolver(2)	(251.6)
Repayment of Term B Loan Facility(2)	(302.3)
Repayment of Canadian Credit Facility(2)	(24.0)
Payment of fees on Senior Secured Notes(3)	(19.8)

Net proceeds from funding	$36.8

(1)	Reflects $675.0 million aggregate principal amount net of $40.5 million original issue discount.
(2)	Includes payments of principal and accrued interest.
(3)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

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

On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable due to deteriorating market conditions. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook, and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook.

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

The following table sets forth the future quarterly minimum principal payments on our long-term debt as of January 3, 2010. These payments do not include interest or redemption premiums on the Mandatory Redemptions.

	Senior Secured Notes	Senior Subordinated Notes	Total Payments Due
Fiscal 2010:
First quarter(1)	$45.0	$—	$45.0
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$112.5	$—	$112.5

Fiscal 2011:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2012:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	—	300.0	300.0
Fourth quarter	45.0	—	45.0

	$90.0	$300.0	$390.0

Fiscal 2013:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2014:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	247.5	—	247.5
Fourth quarter	—	—	—

	$292.5	$—	$292.5

(1)	The first quarter of fiscal 2010 includes two principal payments. On January 4, 2010, we timely paid the $22.5 million amortization payment plus applicable interest and mandatory redemption premium required under the indenture related to our $675 million 11.75% Senior Secured Notes offering. Under the terms of the indenture, the first principal and interest payment was due on January 1, 2010. However, where a principal or interest payment date is not a business day, the terms of the indenture provide for payment on the next succeeding business day, which, for the January 1, 2010 payment, was January 4, 2010.

Upon the occurrence of a change of control (as defined in the Indenture), any holder of Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

If more than $25.0 million of the aggregate principal amount of our senior subordinated notes are outstanding on May 31, 2012, then holders of the Notes will have the right to require us to repurchase all or any part of their Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the repurchase date. In addition, if for any fiscal year, commencing with the fiscal year ended January 3, 2010, we have excess cash flow (as defined in the Indenture), we will be required within 120 days after the end of such fiscal year to make an offer to repurchase Notes, for an aggregate amount equal to 50% of excess cash flow for such fiscal year (subject to reduction by a credit for Notes optionally repurchased by us during such fiscal year), at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase.

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

As of December 30, 2009, an event which, with notice or the lapse of time or both, would have constituted an event of default under the Indenture, arose as a result of us failing to comply with the Collateral Agreement, which required us to cause certain deposit accounts to be subject to an account control agreement no later than December 30, 2009. To cure this matter, we have caused certain deposit accounts to be subject to an account control agreement as of January 27, 2010. As of January 3, 2010, we were in compliance with all other covenants under the Indenture, and we expect to remain in compliance for the foreseeable future.

We are also pursuing certain modifications to our capital structure that may impact the Senior Secured Notes. See “Item 1A. Risk Factors—Risks Relating to Our Liquidity and Indebtedness” for further information.

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due September 1, 2012 (the “Senior Subordinated Notes”). As of January 3, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

On January 4, 2010, we made a principal, interest and mandatory redemption premium payment of $43.7 million under the Senior Secured Notes, and on March 1, 2010, we made an interest payment of $13.5 million to the holders of our Senior Subordinated Notes. On April 1, 2010, a principal, interest, and mandatory redemption premium payment of $43.0 million will be due under the Senior Secured Notes, payment of which may further impair our ability to operate our business and service our other debt obligations. As noted in “Item 1A. Risk Factors—Risks Relating to Our Liquidity and Indebtedness,” we are in the process of developing and initiating certain operational and business strategies to attempt to maximize our cash and cash equivalents over the near term. One strategy we are pursuing involves an exchange of all or part of our Senior Subordinated Notes for Class A common stock. We also may seek certain modifications to the Senior Secured Notes from the holders thereof. Consistent with this approach, the holders of the Senior Secured Notes and Senior Subordinated Notes have been contacted and have formed respective note holder committees, have retained advisors and are conducting due diligence. Assuming that we can reach agreement with such holders on the terms of an exchange, we will seek to implement an exchange during the latter part of the second quarter or early part of the third quarter of 2010, depending on the timing of SEC clearance of the exchange documentation and when we receive, if necessary, shareholder approval. In connection with pursuing an exchange, we will also be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into our Class A common stock. We can give no assurance that we can successfully execute an exchange and preferred stock conversion strategy or any of the other strategies we are pursuing and our ability to do so could be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. It is possible that a successful and efficient implementation of an exchange or any of the other strategies we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

The following table reflects the net proceeds from the funding of the Amended Revolver and the Canadian Credit Facility:

Proceeds from Canadian Credit Facility(1)	$21.4
Payment of fees on Canadian Credit Facility(1)	(0.2)
Proceeds from Amended Revolver	250.0
Payment of pre-amendment revolver balance	(205.0)
Payment of fees on amended credit facility(2)	(24.3)

Net proceeds from funding	$41.9

(1)	Converted to US Dollars based on the May 11, 2009 exchange rate.
(2)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the funding of the Amended Revolver to cash-collateralize our letter of credit requirements on May 11, 2009 as required by the Amended Revolver.

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009. Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. The following table summarizes payment activity regarding the term loan A and B facilities during 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Scheduled payments	$34.6	$44.3
Sale of store operations and property and equipment	—	5.1
Excess cash flow (based on prior year cash flow)	25.1	—

	$59.7	$49.4

Concurrently with the closing of the sale of the Senior Secured Notes and the repayment of our revolving credit facility and Term Loan B on October 1, 2009, we entered into a second amendment agreement to our credit agreement (the “Amendment”), pursuant to which all liens securing the revolving credit facility were released, except for the cash collateral securing outstanding letters of credit. Pursuant to the Amendment, the credit agreement was converted to a letter of credit facility. The letters of credit outstanding under the Amended Revolver remain outstanding, but all financial and substantially all negative covenants in the credit agreement have been eliminated (although the credit agreement continues to have customary covenants, events of default and other provisions applicable to letter of credit facilities of this type). The existing letters of credit thereunder will continue to be secured by cash collateral to the extent such letters of credit remain outstanding. All letters of credit under our credit agreement are currently scheduled to expire between August 12, 2010 and August 13, 2011, although the credit agreement provides for the extension, amendment or renewal of certain of such letters of credit.

In connection with the repayment of the Amended Revolver, we wrote off $29.9 million of remaining debt financing costs and we paid the revolving lenders a fee of approximately $1.5 million.

Consolidated Cash Flows

Our cash and cash equivalents totaled $188.7 million at January 3, 2010 compared to $154.9 million in cash and cash equivalents at January 4, 2009, an increase of $33.8 million. However, as noted above, on

January 4, 2010, we timely paid the $43.7 million principal and interest payment required under the indenture related to our Senior Secured Notes. Additionally, we paid lease payments totaling $34.2 million on January 4, and January 5, 2010. This is offset by a release in restricted cash of $22.7 million into cash and cash equivalents due to the elimination of the remaining Viacom letters of credit on January 5, 2010.

Operating Activities. Net cash flows from operating activities decreased $21.7 million to $29.3 million of cash provided by operating activities in fiscal year 2009 from $51.0 million of cash provided by operating activities in 2008. Cash used in operating activities was lower as we managed the business to preserve liquidity during the year.

•	Net income adjusted for non-cash items decreased $343.1 million, primarily driven by a decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

•	Rental library purchases decreased $110.3 million to $500.2 million used in the fiscal year ended January 3, 2010 from $610.5 million used in the year ended January 4, 2010.

•

Other changes in operating assets and liabilities in the year ended January 3, 2010 compared to the same period in 2008 resulted primarily from the change in our strategy from inventory investment to cash maximization.

Investing Activities. Net cash flows from investing activities increased $41.6 million to $74.9 million of cash used in investing activities in fiscal year 2009 from $116.5 million used in investing activities in 2008, due to $58.5 million in restricted cash related primarily to our cash-collateralization of letters of credit, offset by an $85.8 million decrease in capital expenditures and an increase of $8.6 million in proceeds from sale of store operations.

Financing Activities. Net cash flows from financing activities increased $23.0 million to $72.4 million of cash provided by financing activities in 2009 from $49.4 million of cash provided by financing activities in 2008, resulting from an increase of $80.8 million in net proceeds received from our credit facilities and Senior Secured Notes and a $8.5 million decrease in cash paid for dividends on preferred stock, offset by $65.7 million in debt financing costs related to our May and October 2009 debt transactions.

General Economic Trends, Quarterly Results of Operations and Seasonality

Our business is affected by general economic and other consumer trends, and is subject to fluctuations in future operating results due to a variety of factors, many of which are outside of our control. These fluctuations may be caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in May, due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the start of school and the introduction of new television programs, and those factors set forth above under “Item 1A. Risk Factors.” The month of December has historically been our highest revenue month, while January and February also contribute higher revenues. While we expect these months to continue to make the largest contributions to our rental revenues, we believe the strength of rental revenues in these months has been and will continue to be negatively affected, to some degree, by consumers purchasing DVDs during the holiday season. Additionally, while we have diversified our product offerings in an effort to partially mitigate the impact of seasonality and weather conditions on our business, they are expected to continue to impact our business and our period-to-period financial results in the future. While we believe the current worldwide economic downturn will impact our future operational trends, we cannot predict the timing or extent to which this will occur.

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

We also review the carrying value of our rental library periodically to ensure that estimated future cash flows exceed the carrying value. We record adjustments to the value of previously rented product primarily for estimated obsolete or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional adjustments, including adjustments to rental amortization periods or residual values, may be required. We continually evaluate the estimates surrounding the useful lives and residual values used in amortizing our rental library. Changes to these estimates resulting from changes in consumer demand, changes in our customer propositions or the price or availability of retail video product may materially impact the carrying value of our rental library and our rental margins.

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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the book values of our reporting units to their estimated fair values at the test dates. The estimates of fair value of our reporting units are computed using the present value of estimated future cash flows. This analysis utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on our budget and long-range strategic plan. The discount rate used at the test date is our weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium.

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

As discussed in Note 2 to the consolidated financial statements, we performed our annual impairment test as of October 31, 2009. The estimated fair values of our reporting units were determined to be significantly more than their respective carrying amounts, so we determined that it was not necessary to perform step two of the goodwill impairment test. Due to continued decline in our stock price and unexpectedly poor results of operations in December, we also performed an impairment test as of January 3, 2010. The test indicated that the goodwill associated with our domestic and international reporting units were impaired. Therefore, we recognized a $326.1 million goodwill impairment charge during the fourth quarter of 2009, reducing the carrying amount of goodwill to $0. The assumptions included in the impairment test require judgment; and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future earnings, the primary assumptions used in the impairment test were the weighted-average cost of capital, long-term growth rates and the control premium. Significant changes in these estimates and assumptions would not have affected the determination of fair value for each reporting unit to the extent necessary to materially change the amount of impairment recorded.

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

Impairment of Long-Lived Assets

Long-lived assets including property and equipment and amortized intangible assets are evaluated and reviewed for impairment during the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that an impairment exists, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The determination of whether or not assets are impaired and the corresponding useful lives of these long-lived assets require significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

As discussed in Note 2 to the consolidated financial statements, we performed our annual impairment test during the fourth quarter of fiscal 2009. The test indicated that the long-lived assets associated with our domestic and international reporting units were impaired. Therefore, we recognized a $43.1 million impairment charge during the fourth quarter of 2009.

Share-Based Compensation

We recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption of the guidance, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of October 1, 2004, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on an accelerated basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to October 1, 2004, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on an accelerated basis over the vesting period. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

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

Market Risk

We are exposed to market risk arising from changes in foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. At January 3, 2010 and January 4, 2009, we did not have any foreign exchange hedging instruments in place.

Interest Rate Risk

On October 1, 2009, we issued fixed rate senior secured debt and repaid all of our variable rate debt under our credit facilities. As we no longer have the ability to borrow variable rate debt under our credit facilities, we have no significant market interest rate risk impacting our future results of operations, financial position and cash flows.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have increased by $134.1 million and $1.8 million, respectively, for 2009 if foreign exchange rates in 2009 were consistent with 2008.

Our operations outside the United States, mainly in Europe and Canada, constituted 30%, 29%, and 32% of our total revenues in fiscal years 2009, 2008, and 2007, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blockbuster Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at January 3, 2010 and January 4, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss from operations for the year ended January 3, 2010 and has a stockholders’ deficit as of January 3, 2010. In addition, the increasingly competitive industry conditions under which the Company operates have negatively impacted the Company’s results of operations and cash flows and may continue to in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP

Dallas, Texas

March 12, 2010

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Revenues:
Base rental revenues	$2,528.0	$3,166.5	$3,353.7
Previously rented product (“PRP”) revenues	557.9	619.8	649.9

Total rental revenues	3,085.9	3,786.3	4,003.6
Merchandise sales	956.1	1,246.9	1,251.2
Other revenues	20.4	32.2	59.2

	4,062.4	5,065.4	5,314.0

Cost of sales:
Cost of rental revenues	1,130.6	1,446.7	1,584.0
Cost of merchandise sold	753.6	988.4	956.3

	1,884.2	2,435.1	2,540.3

Gross profit	2,178.2	2,630.3	2,773.7

Operating expenses:
General and administrative	1,928.7	2,235.3	2,454.9
Advertising	91.4	117.7	190.5
Depreciation and intangible amortization	144.1	146.6	180.3
Impairment of goodwill and other long-lived assets	369.2	435.0	2.2
Gain on sale of Gamestation	—	—	(81.5)

	2,533.4	2,934.6	2,746.4

Operating income (loss)	(355.2)	(304.3)	27.3
Interest expense	(111.6)	(72.9)	(88.2)
Loss on extinguishment of debt	(29.9)	—	—
Interest income	1.3	2.4	6.4
Other items, net	(10.4)	16.3	(1.3)

Income (loss) from continuing operations before income taxes	(505.8)	(358.5)	(55.8)
Benefit (provision) for income taxes	(11.8)	(24.4)	(28.4)

Income (loss) from continuing operations	(517.6)	(382.9)	(84.2)
Income (loss) from discontinued operations, net of tax	(40.6)	8.8	10.4

Net income (loss)	(558.2)	(374.1)	(73.8)
Preferred stock dividends	(11.1)	(11.3)	(11.3)

Net income (loss) applicable to common stockholders	$(569.3)	$(385.4)	$(85.1)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(2.72)	$(2.06)	$(0.50)
Discontinued operations	(0.21)	0.05	0.05

Net income (loss)	$(2.93)	$(2.01)	$(0.45)

Weighted average shares outstanding:
Basic and diluted	194.1	191.8	190.3

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	January 3, 2010	January 4, 2009
Assets
Current assets:
Cash and cash equivalents	$188.7	$154.9
Receivables, less allowances of $6.0 and $7.4 for fiscal 2009 and 2008, respectively	79.4	117.1
Merchandise inventories	298.5	432.8
Rental library, net	340.7	355.8
Deferred income taxes	13.6	13.4
Prepaid and other current assets	139.1	184.6

Total current assets	1,060.0	1,258.6
Property and equipment, net	249.4	406.0
Deferred income taxes	114.6	124.3
Intangibles, net	7.7	11.5
Goodwill	—	338.1
Restricted cash	58.5	—
Other assets	48.1	16.0

	$1,538.3	$2,154.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$300.8	$427.3
Accrued expenses	407.7	493.8
Current portion of long-term debt	101.6	198.0
Current portion of capital lease obligations	6.1	8.5
Deferred income taxes	118.6	125.8

Total current liabilities	934.8	1,253.4

Long-term debt, less current portion	836.0	583.0
Capital lease obligations, less current portion	19.9	28.3
Other liabilities	61.9	75.5

	1,852.6	1,940.2

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share with a liquidation preference of $1,000 per share; 100 shares authorized; 0.146 and 0.150 shares issued and outstanding for 2009 and 2008	145.9	150.0
Class A common stock, par value $0.01 per share; 400.0 shares authorized; 122.4 and 120.7 shares issued and outstanding for 2009 and 2008	1.3	1.2
Class B common stock, par value $0.01 per share; 500.0 shares authorized; 72.0 shares issued and outstanding for 2009 and 2008	0.7	0.7
Additional paid-in capital	5,377.0	5,378.4
Accumulated deficit	(5,786.9)	(5,228.7)
Accumulated other comprehensive loss	(52.3)	(87.3)

Total stockholders’ equity (deficit)	(314.3)	214.3

	$1,538.3	$2,154.5

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (In millions)

	Fiscal Year Ended
	January 3, 2010		January 4, 2009		January 6, 2008
	Shares	Amount	Shares	Amount	Shares	Amount
Series A convertible preferred stock:
Balance, beginning of year	0.150	$150.0	0.15	$150.0	0.15	$150.0
Conversion of Series A convertible preferred stock	(0.004)	(4.1)	—	—	—	—

Balance, end of year	0.146	$145.9	0.15	$150.0	0.15	$150.0

Class A common stock:
Balance, beginning of year	120.7	$1.2	121.2	$1.2	117.3	$1.2
Issuance of Class A common stock, exercise of stock options and vesting of restricted shares, net of cancellations	1.7	0.1	(0.5)	—	3.9	—

Balance, end of year	122.4	$1.3	120.7	$1.2	121.2	$1.2

Class B common stock:
Balance, beginning of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Balance, end of year	72.0	$0.7	72.0	$0.7	72.0	$0.7

Additional paid-in capital:
Balance, beginning of year		$5,378.4		$5,375.2		$5,371.3
Issuance of Class A common stock		0.6		0.7		0.7
Conversion of Series A convertible preferred stock		4.1		—		—
Exercise/vesting and expense of share-based compensation, net of tax benefit		5.0		13.8		14.5
Cash dividends on preferred stock		(2.8)		(11.3)		(11.3)
Accumulated dividends on preferred stock		(8.3)		—		—

Balance, end of year		$5,377.0		$5,378.4		$5,375.2

Accumulated other comprehensive loss:
Balance, beginning of year		$(87.3)		$(16.8)		$(18.0)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		35.0		(70.5)		1.2

Balance, end of year		$(52.3)		$(87.3)		$(16.8)

Accumulated deficit:
Balance, beginning of year		$(5,228.7)		$(4,854.6)		$(4,781.9)
Uncertain tax position adjustment (Note 7)		—		—		1.1
Net income (loss)		(558.2)		(374.1)		(73.8)

Balance, end of year		$(5,786.9)		$(5,228.7)		$(4,854.6)

Total stockholders’ equity (deficit)		$(314.3)		$214.3		$655.7

Comprehensive income (loss):
Net income (loss)		$(558.2)		$(374.1)		$(73.8)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		35.0		(70.5)		1.2

Total comprehensive income (loss)		$(523.2)		$(444.6)		$(72.6)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Cash flows from operating activities:
Net income (loss)	$(558.2)	$(374.1)	$(73.8)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation and intangible amortization	147.1	152.2	185.7
Impairment of goodwill and other long-lived assets	369.2	435.0	2.2
Rental library purchases	(500.2)	(610.5)	(709.3)
Rental library amortization	519.8	681.8	740.5
Non-cash share-based compensation expense	7.3	14.1	14.6
Loss (gain) on sale of store operations (Note 10)	41.9	0.7	(89.9)
Deferred income taxes, gain on sales of assets and other	19.9	10.3	11.1
Loss on extinguishment of debt	29.9	—	—
Change in operating assets and liabilities:
Change in receivables	37.5	(10.2)	21.6
Change in merchandise inventories	120.7	(122.6)	(50.7)
Change in prepaid and other assets	31.6	18.4	(3.1)
Change in accounts payable	(124.6)	(29.4)	(32.6)
Change in accrued expenses and other liabilities	(112.6)	(114.7)	(72.5)

Net cash flow provided by (used in) operating activities	29.3	51.0	(56.2)

Cash flows from investing activities:
Capital expenditures	(32.3)	(118.1)	(74.4)
Change in restricted cash	(58.5)	—	—
Cash used for acquisitions, net	—	(2.4)	(12.0)
Proceeds from sales of property and equipment	1.6	0.5	1.9
Proceeds from sales of store operations	13.2	4.6	21.0
Proceeds from sale of Gamestation	—	—	147.7
Acquisition of intangible assets	—	—	(7.4)
Other investing activities	1.1	(1.1)	(0.1)

Net cash flow provided by (used in) investing activities	(74.9)	(116.5)	76.7

Cash flows from financing activities:
Proceeds from senior secured notes	634.5	—	—
Proceeds from credit agreements	381.4	235.0	115.0
Repayments on credit agreements	(864.4)	(164.3)	(329.1)
Cash dividends on preferred stock	(2.8)	(11.3)	(11.3)
Debt financing costs	(65.7)	—	(4.0)
Capital lease payments	(10.6)	(10.0)	(11.6)

Net cash flow provided by (used in) financing activities	72.4	49.4	(241.0)

Effect of exchange rate changes on cash	7.0	(13.6)	10.2

Net increase (decrease) in cash and cash equivalents	33.8	(29.7)	(210.3)
Cash and cash equivalents at beginning of year	154.9	184.6	394.9

Cash and cash equivalents at end of year	$188.7	$154.9	$184.6

Supplemental cash flow information:
Cash payments for interest	$68.4	$71.2	$77.4
Cash payments (refunds) for income taxes, net	$21.5	$26.6	$29.9

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer movies and video games for in-store rental, sale and trade and sell other entertainment-related merchandise. We also operate an online service offering rental and sale of movies delivered by mail, digital delivery through blockbuster.com and BLOCKBUSTER On Demand and physical delivery through kiosks.

We operate our business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, we incurred a net loss from operations for the year ended January 3, 2010 and have a stockholders’ deficit as of January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We used the remaining net proceeds for general corporate purposes. For further detail on the Notes, see Note 6.

As a result of the October 2009 refinancing and the implementation of our plan to aggressively manage liquidity (discussed below), we expect cash on hand and cash from operations will be sufficient to fund our anticipated cash requirements for minimum capital expenditures, working capital purposes including rental library purchases, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. However, there can be no assurance regarding these matters given the current state of the global economy and aggressive new competition, both of which have negatively impacted our ability to

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current fiscal 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Further deterioration would negatively impact our anticipated revenues, results of operations and cash flows. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the state of the global economy, competitive pressures, and no significant contraction in our trade terms.

Prior to completion of our refinancing in October 2009, we implemented a cash management strategy to enhance and preserve as much liquidity as possible. This cash management strategy temporarily limited some of our operational and strategic initiatives designed to grow our business over the long term. After the completion of our refinancing in October 2009, we increased our inventory levels to support higher in-stock availability and increased our advertising in an effort to improve top-line performance. However, we did not realize the desired return on these investments, and as a result, our results of operations and liquidity were negatively impacted. While we do plan to return to our business transformation strategy in 2010, we will be limited in our pursuit of this strategy while we continue to manage our liquidity. We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through optimization of inventory levels through:

•	selling underperforming rental inventory; and

•	aligning our product buys more effectively with anticipated store customer traffic;

•	further reducing our general and administrative by, among other things:

•	closing underperforming domestic company-operated stores; and

•

restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs resulting in a reduction of corporate overhead, domestic stores field overhead and domestic stores general and administrative expenses.

•	reducing domestic advertising expenses;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	continuing store portfolio optimization, which includes:

•

closing underperforming domestic company-operated stores in order to realize an expected benefit to operating income/(loss) derived from the transfer of revenue from closed stores to nearby stores and the avoidance of store operating losses, offset partially by the cost of negotiated settlements of remaining lease obligations and/or the incurrence of dead rent and other occupancy costs on closed stores; and

•	renegotiating leases;

•	modifying our domestic stores’ movie rental terms and pricing;

•	exploring our options with respect to borrowing against unpledged assets in certain international markets;

•	lengthening the cycle of payables to certain vendors;

•	successfully eliminating our letter of credit requirements for lease guarantees during the first quarter of 2010;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations;

•	temporarily ceasing payment of preferred stock dividends; and

•

exploring various recapitalization opportunities, which may include an exchange of all or part of our senior subordinated notes for Class A common stock or the conversion of our Series A convertible stock into Class A common stock.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.

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

We are currently in discussions with several major studios to maintain or improve our existing credit terms by pledging our unencumbered Canadian assets as collateral for our domestic studio payables. As an alternative, we may borrow against our unencumbered Canadian assets. However, there can be no assurance that we can execute either alternative.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Fiscal Year

Beginning on January 1, 2007, we changed our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. Fiscal 2009 and 2008 include the 52 weeks ended January 3, 2010 and January 4, 2009, respectively, while fiscal 2007 includes the 53 weeks ended January 6, 2008.

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

Restricted Cash

Restricted cash, which is separately stated from our cash and cash equivalents, primarily represents the cash collateral for our letters of credit. On April 2, 2009, we amended our credit facility. Under the terms of the amendment, we have cash-collateralized our letters of credit. See Note 6 below for further discussion.

Restricted cash consists of the following as of January 3, 2010:

	Domestic	International	Total
Letters of credit cash collateral	$57.5	$0.5	$58.0
Other.	0.5	—	0.5

	$58.0	$0.5	$58.5

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. We include in the cost of our merchandise inventory an allocation of costs incurred in our distribution center to prepare products for our stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken. As of January 3, 2010, our merchandise inventories consisted of 16.2 million units of DVDs, 2.2 million units of Blu-ray disks and 3.5 million units of games.

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

Rental Library

Rental library product consists of movie and game product available for rental by customers and previously rented movies and games that are available for sale. We include in the cost of rental inventory an allocation of costs incurred in our distribution center to prepare products for our stores. Because of the relatively short useful lives of this product and because this product is available for sale to customers at any time, we view these assets to be current assets. We classify the purchases of rental library product as an operating cash outflow. As of January 3, 2010 our rental library consisted of the following rental and previously rented product (“PRP”), in millions of units:

	Rental	PRP	Total Units
DVDs	79.8	21.7	101.5
Blu-rays	6.0	0.9	6.9
Games	4.0	1.0	5.0

	89.8	23.6	113.4

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

We continually assess the reasonableness of the accounting estimates surrounding our rental library. The following table summarizes our estimated useful lives and residual values of our rental library:

	Estimated Useful Lives	Residual Values
Domestic
In-store new release movies	6 months	$4 - $5
In-store catalog movies	24 months	$4 - $5
Online new release movies	12 months	$0 - $5
Online catalog movies	24 months	$0
Games	12 months	$7

International*
In-store new release movies	6 months	$4 - $5
In-store catalog movies	12 months	$4 - $5
Games	12 months	$4 - $8

*	International residual values are calculated using foreign currency exchange rates in effect as of January 3, 2010.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The costs of rental product acquired pursuant to revenue-sharing arrangements include multiple components, depending on the particular contract and title:

•

Up-front cost—a lower initial product cost than a traditional purchase. Any up-front costs that cannot be used to offset future revenue share or minimum guarantee obligations are included in the rental library asset where it is amortized, while up-front costs that can be offset against future revenue share or minimum guarantee obligations are recorded as other current assets and expensed as the revenue share expense is incurred.

•

Revenue share—a percentage of the net rental revenues to be shared with the studios over an agreed-upon period of time. Revenue share expense is incurred and recorded as the product is rented or sold and the related revenue is recognized.

•

Minimum guarantee—a performance guarantee placed on many titles. The majority of our minimum guarantees are recoverable against revenue share costs and are recorded as other current assets, then expensed as the revenue share expense is incurred. Amounts that cannot be used to offset revenue share obligations are recorded in the rental library asset. We analyze titles that are subject to minimum guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. We revise these estimates on a monthly basis.

•	Distribution cost—an allocation of our distribution center costs, as noted above, which are not based on the purchase contract. Distribution costs are recorded in the rental library asset.

As our business continues to change as a result of our initiatives and market dynamics, we will continue to evaluate the reasonableness of the estimates surrounding our rental library.

Property and Equipment

Property and equipment is stated at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 10 years

The balances of major classes of assets and accumulated depreciation are as follows:

	January 3, 2010	January 4, 2009
Land, building and building improvements	$154.7	$184.3
Leasehold improvements	1,000.5	1,051.6
Furniture and fixtures	389.7	491.3
Computer equipment	499.9	499.2
Equipment and other	329.2	354.1

Total	2,374.0	2,580.5
Accumulated depreciation	(2,124.6)	(2,174.5)

Property and equipment, net	$249.4	$406.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the estimated useful life of the assets are capitalized. Depreciation expense related to property and equipment was $142.5 million, $144.4 million and $177.2 million for fiscal 2009, 2008 and 2007, respectively, including depreciation on assets under capital leases discussed below.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. During 2009, we completed the sale of Xtra-vision Limited (“Xtra-vision”), a 184 store entertainment retailer in Ireland, to Birchhall Investments Limited, an affiliate company of NCB Group Limited (“Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of Blockbuster Holdings Ireland, our wholly-owned subsidiary and the parent company of Xtra-vision. See Note 10 for further discussion.

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our website and processes supporting the business. Costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized $15.5 million, $17.6 million and $34.8 million of expense related to the amortization of capitalized software costs in fiscal years 2009, 2008 and 2007, respectively. Capitalized software costs at January 3, 2010 and January 4, 2009 totaled $22.1 million and $20.9 million, net of accumulated amortization of $243.6 million and $227.7 million, respectively.

We record obligations associated with retirements of tangible long-lived assets and the associated estimated retirement costs. We recorded a discounted liability of $13.9 million and $8.5 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, included in other long-term liabilities as of January 3, 2010 and January 4, 2009, respectively. Capitalized retirement costs of $5.0 million and $4.2 million are included in leasehold improvements as part of property and equipment in our Consolidated Balance Sheets as of January 3, 2010 and January 4, 2009, respectively.

Leases

New store leases within the United States, Canada and Mexico generally provide for an initial lease term of three to five years, with extended renewal options. The leases in our European markets generally have a term of twenty to thirty years, with extended renewal options. We recognize rent expense in our consolidated statement of operations for leases classified as operating leases on a straight-line basis over the lease term, including amortization of any lease incentives received from the lessor. Additionally, for leases classified as capital leases, we record an asset and a related obligation on the balance sheet at the beginning of the lease term. The net book values of assets under capital leases are summarized below:

	January 3, 2010	January 4, 2009
Buildings	$138.0	$167.6
Equipment and other	1.5	1.4

Total	139.5	169.0
Accumulated depreciation	(120.2)	(139.8)

Assets under capital leases, net	$19.3	$29.2

Depreciation expense related to capital leases was $6.9 million, $8.9 million and $9.9 million for fiscal 2009, 2008 and 2007, respectively.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Goodwill and Intangible Assets

We assess goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. We are required to perform the impairment test through the application of a two-step fair value test. The first step of the test compares the book values of our reporting units, domestic and international, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value does not exceed carrying value then the second step must be performed to quantify the amount of the impairment. The second step of the goodwill impairment test compares the implied fair value of goodwill to the book value of goodwill. To determine the implied fair value of goodwill, our estimated fair value is allocated to the estimated fair value of our existing tangible assets and liabilities as well as existing identified intangible assets and previously unidentified intangible assets in a manner similar to a purchase price allocation. The estimated implied fair value of goodwill and the estimated fair value of identified intangibles are compared to their respective carrying values and any excess carrying value is recorded as a charge to operating income.

See Note 2 below for a discussion of impairment charges.

Impairment of Long-Lived Assets

We assess long-lived assets (primarily property and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows generated by these assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair values. Impairment review of long-lived assets associated with our stores is performed on a market-by-market basis both domestically and internationally.

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

Store Closures

Store closure costs are reflected in “General and administrative” on our Consolidated Statements of Operations and are comprised of three main components: lease termination costs, store closure reserves for future rent and accelerated depreciation. Fees paid to terminate a lease before its contractual termination date are accrued upon the termination of the lease contract. If a lease extends beyond the time the store is closed, we establish reserves for store closures in the month that the store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. The future lease obligation includes the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent or tenant allowances. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As of January 3, 2010 and January 4, 2009, the remaining liability to be paid in the future related to lease terminations and store closure reserves was $8.1 million and $7.4 million, respectively. We made payments of $18.9 million in rent and lease termination costs during fiscal 2009. There have been no significant adjustments to previously accrued store closure costs during 2009. The following table presents operating expenses related to store closures during fiscal 2009, 2008 and 2007:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Closed store accruals and lease termination costs	$20.3	$4.6	$9.1
Accelerated depreciation	13.8	7.0	6.3

Total store closure expense	$34.1	$11.6	$15.4

Fair Value of Financial Instruments

At January 3, 2010 and January 4, 2009, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) and our $675.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2014. The estimated fair values of our Senior Subordinated Notes and Senior Secured Notes at January 3, 2010 and January 4, 2009 are based on recent trading activity.

A summary of the carrying values and the fair values of our Senior Secured Notes and our Senior Subordinated Notes is as follows:

	January 3, 2010		January 4, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$—	$—	$481.0	$305.5
Senior Secured Notes	637.6	641.3	—	—
Senior Subordinated Notes	300.0	168.0	300.0	152.4

During fiscal 2009, 2008 and 2007, no financial instruments were held or issued for trading purposes.

Foreign Currency Translation and Transactions

The financial statements of our foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in fiscal 2009, 2008 and 2007.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. We do not manage our foreign currency exchange rate risk through the use of any financial or derivative instruments, forward contracts or hedging activities.

During fiscal 2009, the U.S. dollar has been generally stronger throughout the year relative to the currencies of the foreign countries in which we operate. The overall strength of the U.S. dollar had a negative impact on our

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

International segment’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars. We have recorded a $10.5 million loss, a $15.5 million gain and a $1.4 million loss for foreign currency transactions in fiscal years 2009, 2008 and 2007, respectively, primarily related to intercompany loans denominated in foreign currencies. These amounts are included in “Other items, net” on our Consolidated Statements of Operations.

Discontinued Operations

During August 2009 we sold our Ireland entertainment retailer, Xtra-vision. During January 2007, we completed the sale of RHINO VIDEO GAMES (“RHINO”). These operations have been classified as discontinued operations for all periods presented. See Note 10 for further discussion.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games, and restocking fees.

In order to provide customers with rental program options, our domestic stores offer the store-based BLOCKBUSTER In-Store Total Access and BLOCKBUSTER Game Pass rental programs. In 2008, we began offering a movie-games combo pass to our customers. In addition, we launched an online subscription service in the United States and the United Kingdom in 2004. These rental programs allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass type), for one price; and items can be returned at any time during the term of the pass. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental then continues for the same term and price as if rented under our standard rental terms and not under the pass. The rental is continued under such terms until the item is either returned or purchased under the terms of the standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, online subscribers receive free in-store rental coupons, which may be used toward movie or game rentals. These coupons are subject to the applicable in-store rental terms. We recognize rental revenues for the sale of BLOCKBUSTER In-Store Total Access, BLOCKBUSTER Game Pass and the online subscription service over the term of the related pass or service. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of product to and from online customers. Rental revenues include the full online subscription fee billed to customers, and cost of rental revenues includes expenses incurred for the shipping and handling of product to and from online customers.

In addition to BLOCKBUSTER’s Online subscription service, we offer our customers the opportunity to download major studio titles for a specific viewing period or permanently purchase a movie from our web-site to be stored and viewed for an unlimited period of time. We currently recognize revenue when the license agreement file is successfully downloaded by the customer, which, based on our current technology, occurs at the time the customer plays the movie for the first time. We currently account for internet download transactions on a gross basis.

In 2008, we entered into an agreement with NCR to begin a Blockbuster branded vending kiosk business. Vending kiosks offer customers a cost effective opportunity to rent DVDs at a low daily rate. The machines will

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

initially offer DVD rentals but will allow for future applications, including digital downloads, and other services, such as sales of DVDs and video games. We currently collect license and consignment fees from our vending partner based on actual transactions in the vending machines. Revenues under our existing vending contract are recorded on a net basis.

In 2005, we implemented the “no late fees” program, which means we stopped charging extended viewing fees on any movie or game rentals at substantially all of our company-operated BLOCKBUSTER stores in the United States and Canada. Under this program, rental transactions continue to have various rental periods, depending on the specific rental and store location, with all transactions having up to a 10 day goodwill period during which time no additional fees are charged to the customer. If the product is not returned by the end of the goodwill period, it is purchased by the customer under the terms of our standard membership agreement. The purchase price is the lower of (i) the full retail price or (ii) the price for previously-rented product at the time of the rental, if the product was available from Blockbuster as a previously-rented product. If the product is subsequently returned within 10 days from the date the customer is charged for the product, the customer receives a full credit to his or her account, less a minimal restocking fee.

Prior to the second quarter of 2007, revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods in stores where the extended viewing fees have been eliminated was recognized after expiration of a 30-day return period. Beginning in the second quarter of 2007, we began recognizing revenues generated from these sales based upon historical customer return. Since the implementation of the “no late fees” program, we have accumulated sufficient historical data to make a reasonable estimate of sales that will ultimately be returned. As a result, $6.7 million of incremental rental revenues and $3.3 million of incremental cost of rental revenues were recognized in the second quarter of 2007. However, as mentioned above, due to the term changes that took place in the fourth quarter of 2009, we no longer have sufficient historical data to make a reasonable estimate of returned sales.

Revenues generated from restocking fees are recognized upon return of the rental product within the 10-day return period. Revenues are reduced by estimated amounts that we do not anticipate collecting based upon historical experience.

In locations that charge late fees, the customer is charged an extended viewing fee for each day the product is kept past the initial due date. When a customer keeps rental product beyond the initial rental period, the rental is generally successively continued at a daily rate, until the product is either returned or purchased under the terms of the membership agreement.

We are continuously evaluating new rental terms and pricing policies in various markets in order to give our customers more choice, more control and more value. During 2008, we launched a “choose your terms” program in select markets giving the customer more flexibility when choosing the length of their rental. This program offered customers the choice of a low daily rate or the option to keep the product for a longer term for a value price. Under these new rental terms, additional daily rates were charged if the customers chose to keep their rental past the original due date, until the rental was either returned or purchased under the terms of the agreement. In 2009, variations of the “choose your terms” program continue to be offered in our domestic stores. During 2009 and 2008, we recorded $134.3 million and $73.7 million, respectively, related to both extended viewing fees and additional daily rates. For fiscal year 2007 we recorded rental revenues related to extended viewing fees of $67.7 million.

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

Share-Based Payments

All share-based payments to employees are recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. Unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award. We estimate forfeitures when recognizing compensation expense and this

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

estimate is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

See Note 3 below for further information on share-based compensation.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net loss and other gains and losses affecting stockholders’ equity (deficit) that, under US GAAP, are excluded from net income (loss), such as foreign currency translation gains and losses. Currency translation is the only item of comprehensive income (loss) impacting our accumulated other comprehensive income (loss).

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of January 3, 2010 and January 4, 2009, $2.4 million and $2.9 million of prepaid advertising was included in “Prepaid and other current assets” on our Consolidated Balance Sheets, respectively.

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

As of January 1, 2007, we adopted new accounting guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

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

Mr. Antioco maintained that he would be entitled to a 2006 bonus of $7.65 million based on the application of the 2006 senior bonus plan performance goals. We had accrued $4.5 million at December 31, 2006 for this contingency. On March 20, 2007, we announced that we reached a settlement agreement with Mr. Antioco. The settlement agreement provided for an amended and restated employment agreement that collectively resolved the disagreement and set forth the terms of Mr. Antioco’s continued employment with Blockbuster. Under the amended and restated employment agreement, Mr. Antioco received a 2006 bonus of approximately $3.1 million. As a result, we reversed approximately $1.4 million of bonus expense during the first quarter of 2007 which had been accrued at December 31, 2006.

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

Severance Charges

We have incurred severance costs as a result of involuntary employee terminations initiated as part of our focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in our Consolidated Statements of Operations. As of January 3, 2010, we had an ending severance accrual of $5.6 million, which we expect to pay out within the next six months. The following table presents the activity in severance liability for fiscal 2009, 2008 and 2007:

	Fiscal Year
	2009	2008	2007
Beginning balance	$4.7	$15.5	$6.2
Expense incurred and accrued	9.4	6.4	30.8
Adjustments to accruals	(0.6)	(3.1)	—
Amount paid during year	(7.9)	(14.1)	(21.5)

Ending balance	$5.6	$4.7	$15.5

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 17.4 million, 18.1 million and 18.2 million shares of Class A common stock were outstanding as of January 3, 2010, January 4, 2009 and January 6, 2008, respectively. Additionally, 1.6 million, 1.8 million and 2.8 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of January 3, 2010, January 4, 2009 and January 6, 2008, respectively. Because their inclusion would be anti-dilutive, all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock for fiscal years 2009, 2008 and 2007 were excluded from the computation of the weighted-average shares for diluted EPS.

The table below presents the weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Weighted-average shares for basic and diluted EPS	194.1	191.8	190.3

Transactions with Franchisees

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

In December 2007, the FASB issued guidance for business combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance has not had a material impact as of January 3, 2010, but will impact our accounting treatment for future business combinations.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements which eliminates the residual method of revenue allocation and requires revenue to be allocated based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2—Goodwill and Other Long-Lived Assets

Impairment of Goodwill and Other Long-Lived Assets

We assess goodwill and other intangible assets for impairment at the reporting unit level annually during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

During the fourth quarter of fiscal 2007, we performed our annual impairment test, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

During the fourth quarter of fiscal 2008, we performed our annual impairment test and determined the estimated fair value of our domestic reporting unit was less than its related book value. Therefore, we recorded impairment charges totaling $432.6 million in the fourth quarter of 2008 for our domestic reporting unit.

During the first quarter of fiscal 2009, various events occurred which indicated that an interim impairment test might be required. The market price of our Class A common stock was subject to substantial volatility and decreased significantly during the first quarter of 2009. We believe that the need for an interim impairment test was triggered by, among other factors, declines in the media entertainment industry, a reduction in our profitability, and a sustained decline in our stock price. Consequently, we performed an interim impairment test, which resulted in the estimated fair values of each of our reporting units exceeding their book values.

During the third quarter of fiscal 2009, we decreased our expectations for full year 2009 as a result of significant adverse changes in our business climate. We believed that these changes indicated the need for an interim impairment test. The estimated fair values of our reporting units were determined to be significantly more than their respective carrying amounts.

We performed our annual impairment test as of October 31, 2009. The estimated fair values of our reporting units were determined to be significantly more than their respective carrying amounts, so we determined that it was not necessary to perform step two of the goodwill impairment test.

Due to the continued volatility in the market price of our class A common stock and the unexpectedly poor results of operations in December 2009 due to ongoing challenging trends and market dynamics, we performed an additional impairment test on our goodwill balances as of January 3, 2010 for both of our reporting units. The estimated fair value of each of our reporting units included a combination of factors, including the current economic environment, our operating results, and a decline in our market capitalization. As a result of these factors and the related risks associated with our business, the fair values of our reporting units were negatively impacted. The estimated fair values of our domestic and international reporting units were less than their related book values and we determined that their goodwill balances were impaired. Accordingly, step two of the goodwill impairment test was completed for the domestic and international reporting units which resulted in an impairment charge totaling $326.1 million in the fourth quarter of 2009, reducing the carrying amount of goodwill to $0.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Additionally, we evaluate our other long-lived assets (primarily property and equipment) for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test. During the fourth quarters of fiscal 2009, 2008 and 2007, respectively, we determined that the carrying values of certain fixed assets and reacquired franchise rights in domestic and international markets exceeded the undiscounted future cash flows to be generated by those assets and their respective fair values. Therefore, we recorded impairment charges. The following table summarizes the impairment charges recorded:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Domestic
Goodwill	$231.9	$432.6	$—
Property and equipment	35.9	1.4	2.2
Reaquired franchise rights	2.2	1.0	—
International
Goodwill	94.2	—	—
Property and equipment	5.0	—	—

Total	$369.2	$435.0	$2.2

Our impairment charges related to goodwill and long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in our Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

The following table summarizes changes in our goodwill during fiscal 2009 and 2008:

	Fiscal Year 2009			Fiscal Year 2008
	Domestic	International	Total	Domestic	International	Total
Beginning balance	$231.9	$106.2	$338.1	$664.5	$108.1	$772.6
Impairment	(231.9)	(94.2)	(326.1)	(432.6)	—	(432.6)
Divestiture allocations	—	(12.0)	(12.0)	—	(1.8)	(1.8)
Acquisitions and other adjustments	—	—	—	—	(0.1)	(0.1)

Ending balance	$—	$—	$—	$231.9	$106.2	$338.1

Goodwill	$664.5	$426.2	$1,090.7	$664.5	$438.2	$1,102.7
Accumulated goodwill impairment losses	(664.5)	(426.2)	(1,090.7)	(432.6)	(332.0)	(764.6)

Goodwill, net	$—	$—	$—	$231.9	$106.2	$338.1

All of our intangible assets other than goodwill are subject to amortization and consist of the following:

	January 3, 2010			January 4, 2009
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Reacquired franchise rights	$6.8	$(4.8)	$2.0	$9.0	$(4.4)	$4.6
Patents	7.3	(2.3)	5.0	7.3	(2.0)	5.3
Other	3.8	(3.1)	0.7	3.6	(2.0)	1.6

	$17.9	$(10.2)	$7.7	$19.9	$(8.4)	$11.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Reacquired franchise rights are amortized on a straight-line basis over twenty years. Patents are amortized on a straight-line basis over the life of the patent.

Amortization expense for fiscal 2009, 2008, and 2007 was $1.6 million, $2.2 million and $3.1 million, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $0.9 million in fiscal 2010, $0.8 million in fiscal 2011 and $0.7 million per year in fiscal 2012 through 2014. As acquisitions and dispositions may occur in the future, these amounts may vary.

Assets Measured at Fair Value on a Nonrecurring Basis

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of January 3, 2010 and the losses recorded during fiscal 2009 on those assets:

		Fair Value Measurements Using
	Year Ended January 3, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss for Fiscal 2009
Property and equipment, net	$7.0	$—	$—	$7.0	$40.9
Intangibles, net	$—	$—	$—	$—	2.2
Goodwill	$—	$—	$—	$—	326.1

					$369.2

The inputs used to calculate the fair value of property and equipment, net included estimated amortized replacement cost and projected cash flows discounted at a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

As of January 3, 2010, none of our liabilities are recorded at fair value on a nonrecurring basis, and none of our assets or liabilities are recorded at fair value on a recurring basis.

Note 3—Stock and Share-Based Payments

Capital Stock

We have one class of preferred stock and two classes of common stock. Our Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. Our Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On November 20, 2009, we announced that our Board of Directors authorized a combination of our shares of Class A common stock and Class B common stock into a single class of shares of common stock. Blockbuster’s dual class capital structure was originally established in connection with Blockbuster’s prior ownership by Viacom. We believe that elimination of the dual class capital structure will improve the market liquidity of our common stock for our stockholders and end confusion regarding the differences between the two classes of common stock. The combination will be subject to obtaining the requisite stockholder approvals at Blockbuster’s annual stockholders meeting in 2010 and will not take effect until such approvals are obtained. Our Board of Directors may explore additional alternatives with respect to our capital structure if necessary to cure the price condition deficiency discussed below.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In addition, on November 17, 2009, we were notified by the New York Stock Exchange (the “Exchange”) that we are not currently in compliance with the Exchange’s continued listing standard that requires the average closing price of our common stock be no less than $1.00 per share over a consecutive 30 trading-day period. Under Exchange rules, we have six months from the date of the notice to bring our share price and average price back to or above $1.00. During this time our common stock will continue to be listed and traded on the Exchange, subject to compliance with other Exchange continued listing requirements. If we have not cured the price condition deficiency by the end of the cure period, our common stock would be subject to delisting by the Exchange.

On November 15, 2005, we completed a private placement of 150,000 shares of 7 1/2% Series A cumulative convertible perpetual preferred stock (the “Series A convertible preferred stock”) for an aggregate offering price of $150.0 million. The Series A convertible preferred stock is convertible into shares of our Class A common stock at the holder’s option at any time at a conversion price of $5.15, subject to adjustment. On or after November 20, 2010, we have the option to cause the conversion rights to expire, but only if certain conditions are met. We may pay dividends on the Series A convertible preferred stock in cash, or if certain conditions are met, shares of our Class A common stock or a combination of both. Dividends will be payable to the extent the payment of dividends is not prohibited by our credit agreements, assets are legally available to pay dividends and the Board of Directors or an authorized committee of the Board of Directors declares a dividend payable. Dividends will accumulate and be cumulative from the date of issuance, but will not bear any interest. The first dividend totaling $2.8 million was declared and paid during the first quarter of 2006. All quarterly dividends during fiscal 2008 and 2007 and the first quarter of fiscal 2009 were paid in cash.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the four consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $8.3 million has been accumulated as of January 3, 2010.

If we fail to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), then holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by the our Board of Directors, out of funds legally available therefore, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until we have paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until we have again paid all accumulated and unpaid dividends in full. In addition, if we fail to pay dividends for six quarterly dividend periods (whether or not consecutive), holders of the Series A convertible preferred stock who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to our Board of Directors, such additional directors to serve until we have paid all accumulated and unpaid dividends in full. In February 2010, 74,214 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 15.5 million shares of our Class A common stock.

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

Blockbuster Long-Term Incentive Plans

During 1999, our sole stockholder approved the adoption of the Blockbuster Inc. 1999 Long-Term Management Incentive Plan (as amended to date, the “1999 Plan”) for the benefit of our employees, directors and advisors. An aggregate of 40.3 million shares of Class A common stock were reserved for issuance under the Plan, as adjusted for historical dividends, distributions or other specified transactions and less any shares previously issued or subject to outstanding awards. The 1999 Plan provided for the grant of share-based incentive awards, including stock options to purchase shares of Class A common stock, stock appreciation rights that may be settled in cash and/or shares of Class A common stock or other securities of Blockbuster, restricted shares of Class A common stock, unrestricted shares of Class A common stock, restricted share units that may be settled in cash (based on the fair market value of a share of Class A common stock or of a share of Class B common stock or a weighted value average of the fair market value of a share of Class A common stock or Class B common stock) and/or Class A common stock and phantom shares. The purpose of the 1999 Plan was to benefit and advance the interests of Blockbuster by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future.

On July 20, 2004, our stockholders approved the adoption of the 2004 Long-Term Management Incentive Plan (as amended to date, the “2004 Plan”) and approved and adopted an amended and restated 1999 Plan. An aggregate of 20.0 million shares of Class A common stock have been reserved for issuance under the 2004 Plan, which provides for the grant of the same types of awards as the 1999 Plan. Our policy is to issue new shares of common stock upon exercise of employee stock options and for grants of restricted shares.

At our 2009 annual meeting, stockholders approved the Second Amendment to the 2004 Plan, which was approved by our Board of Directors on February 6, 2009. The Second Amendment increased the number of shares of Class A common stock available for issuance from inception under the 2004 Plan from 20.0 million shares to 37.8 shares of Class A common stock. On July 15, 2009, the 1999 Plan expired with 17.8 million shares of Class A common stock formerly available for issuance left unused. As of January 3, 2010, 18.5 million shares remain outstanding for future grant under the 2004 Plan. No other modifications to the 2004 Plan were contemplated pursuant to the Second Amendment. The Second Amendment allows us to continue to benefit and advance our interests by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

During the first quarter of 2007, we entered into an amended and restated employment agreement with our former Chief Executive Officer, John F. Antioco, as discussed in Note 1. As a result of the amended and restated employment agreement, Mr. Antioco was entitled to the immediate vesting of his restricted share units that were settleable in cash upon the conclusion of his employment with Blockbuster. We paid approximately $7.5 million to settle this award. As of January 6, 2008, no liability remained related to Mr. Antioco’s restricted share units. Additionally, the exercisability of all of his previously granted stock options that had not become exercisable on or prior to the date of the conclusion of his employment was accelerated and such stock options, together with all of his previously granted stock options that were exercisable on or prior to the date of the conclusion of his employment, will be exercisable for 30 months following December 31, 2007. As a result, we recorded approximately $1.4 million in stock compensation expense related to the acceleration of Mr. Antioco’s unvested restricted share units and stock options during the second quarter of 2007. Under Mr. Antioco’s previous employment agreement, he was allowed 24 months to exercise his stock options if his employment agreement was not renewed. The additional 12 months during which Mr. Antioco is allowed to exercise his stock options is considered a modification under US GAAP and resulted in additional compensation expense of approximately $0.9 million, of which approximately $0.8 million was recorded during the first quarter of 2007 related to options that had vested and the remainder was recognized during the second quarter of 2007 upon termination of his employment.

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

For the fiscal years ended January 3, 2010, January 4, 2009 and January 6, 2008, we recognized share-based compensation expense related to stock options, restricted shares and restricted share units of $7.3 million, $14.1 million and $14.6 million, respectively. The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of January 3, 2010 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Fiscal year 2010	$0.5	$1.4	$1.9
Fiscal year 2011	—	0.1	0.1

Total	$0.5	$1.5	$2.0

Weighted-average vesting period	0.5 years	0.8 years

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes stock option activity pursuant to our stock option plans:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2006	6,729,933	$8.63
Granted	12,723,259	5.47
Exercised	—	—
Cancelled	(1,247,178)	6.26

Balance at January 6, 2008	18,206,014	$6.58
Granted	620,000	3.45
Exercised	—	—
Cancelled	(758,175)	6.05

Balance at January 4, 2009	18,067,839	$6.50

Granted	517,857	$0.68
Exercised	—	—
Cancelled	(1,168,293)	6.45

Balance at January 3, 2010	17,417,403	$6.33

The following table summarizes information concerning stock options issued to Blockbuster employees that are vested or are expected to vest and stock options exercisable as of January 3, 2010:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	17,309,738	2.4	$6.34	$(11,429)
Exercisable	13,236,697	2.0	$6.78	$—

The fair value of each stock option grant in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2009
Expected dividend yield(1)	0.0%
Expected stock price volatility(2)	77.0%
Risk-free interest rate(3)	3.2%
Expected life of options (years)(4)	6.5

(1)	We do not currently pay and have no intention to pay cash dividends on Blockbuster’s common stock.
(2)	Expected volatility is based on the weekly historical volatility of our stock price, over the expected life of the option.
(3)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.
(4)	The expected term of the option is based on the vesting terms and the contractual life of the respective option.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The weighted-average fair value of each option granted, as of the grant date, was $0.36 in fiscal 2009. There were no options exercised during fiscal 2009, fiscal 2008 or fiscal 2007.

As of January 3, 2010, January 4, 2009 and January 6, 2008, there were approximately 4.2 million, 8.0 million and 11.7 million unvested options outstanding, respectively.

A summary of the status of our restricted shares and restricted share units is presented below:

	Shares and Units Outstanding	Weighted- Average Fair Value at Date of Grant
Restricted shares and units at December 31, 2006	4,326,591	$5.99
Granted	3,149,040	6.03
Vested(1)	(2,820,974)	6.51
Cancelled	(1,840,092)	6.33

Restricted shares and units at January 6, 2008	2,814,565	$5.29
Granted	464,600	1.95
Vested(1)	(763,118)	5.35
Cancelled	(695,631)	5.67

Restricted shares and units at January 4, 2009	1,820,416	$4.19
Granted	1,059,602	0.66
Vested(1)	(1,171,389)	2.96
Cancelled	(100,831)	4.69

Restricted shares and units at January 3, 2010	1,607,798	$2.73

(1)	The total fair value of restricted shares and restricted share units vested during fiscal 2009, 2008 or 2007 was $0.9 million, $2.1 million and $13.3 million, respectively.

Viacom’s Long-Term Incentive Plan

During 2003, certain of our employees were granted Viacom stock options under Viacom’s long-term incentive plans (the “Viacom Plans”). The Viacom Plans provide for fixed grants of equity-based interests pursuant to awards of phantom shares, stock options, stock appreciation rights, restricted shares or other equity-based interests and for subsequent payments of cash with respect to phantom shares or stock appreciation rights based, subject to certain limits, on their appreciation in value over stated periods of time. The stock options generally vested over a three to six-year period from the date of grant and expire ten years after the date of grant. No Viacom stock options were granted to Blockbuster employees during fiscal 2009, 2008 or 2007.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

As of January 3, 2010, no options were outstanding under the Viacom Plans. The following table summarizes stock option activity under Viacom’s various plans as it relates to our employees:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2006	1,252,063	$31.14
Granted	—	—
Exercised	(1,208,767)	30.88
Cancelled	(31,835)	43.35

Balance at January 6, 2008	11,461	$24.00
Granted	—	—
Exercised	—	—
Cancelled	(11,461)	24.00

Balance at January 4, 2009	—	$—

Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at January 3, 2010	—	$—

Note 4—Accrued Expenses

Our accrued expenses consist of the following:

	January 3, 2010	January 4, 2009
Accrued revenue-sharing	$78.8	$115.8
Accrued gift card liability	67.9	88.1
Deferred revenue	62.6	74.3
Accrued compensation	50.9	66.1
Accrued taxes	43.2	65.2
Accrued interest	31.6	11.9
Accrued insurance	30.3	30.5
Accumulated dividends	8.3	—
Other	34.1	41.9

	$407.7	$493.8

Note 5—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $6.2 million and $47.6 million for the years ended January 3, 2010 and January 4, 2009, respectively, pursuant to our commercial arrangements with Take-Two. During 2008, payments to Take-Two substantially increased due to increased purchases of games software. At January 3, 2010, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and $1.7 million recorded in “Accounts payable.” At January 4, 2009, our Consolidated Balance Sheets included $1.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and a net $2.6 million reduction for product returns and other vendor credits from Take-Two in “Accounts payable.”

We have entered into a Broker Service Agreement, effective as October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company will serve as our exclusive insurance broker of record through October 1, 2010. Director James W. Crystal is Chairman and Chief Executive Officer of Frank Crystal & Company. We will pay Frank Crystal & Company a service fee of $119,500 under the Broker Service Agreement. Our Board of Directors has determined that our arrangement with Frank Crystal & Company does not impair Mr. Crystal’s independence under applicable Exchange standards and under the heightened standards of independence applicable to audit committee members contained in Rule 10A-3 promulgated under the Exchange Act. However, the Board of Directors has determined that as a result of the arrangement, Mr. Crystal no longer meets the heightened standards of independence applicable to compensation committee members contained in Section 162(m) of the Code. As a result, Mr. Crystal has resigned his position as a member of the Compensation Committee.

Note 6—Long-Term Debt

Debt Balances

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	January 3, 2010	January 4, 2009
Current portion
Credit Facilities:
Revolving credit facility	$—	$120.0
Term A loan facility	—	18.6
Term B loan facility	—	59.4
Senior Secured Notes, interest rate of 11.75%	101.6	—

Total current portion of long-term debt	101.6	198.0
Current portion of capital lease obligations	6.1	8.5

	107.7	206.5

Non-current portion
Credit Facilities:
Term B loan facility	—	283.0
Senior Secured Notes, interest rate of 11.75%	536.0	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	836.0	583.0
Capital lease obligations, less current portion	19.9	28.3

	855.9	611.3

Total	$963.6	$817.8

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

2010	$112.5
2011	90.0
2012	390.0
2013	90.0
2014 and thereafter	292.5

Total	$975.0

Interest expense related to capital leases was $2.4 million, $3.5 million and $4.8 million during fiscal 2009, 2008 and 2007, respectively. See Note 8 for further information regarding capital lease obligations.

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

On January 5, 2010, we provided notice to Citigroup, Wachovia and JP Morgan Chase Bank N.A. (the “Banks”) to cancel certain letters of credit maintained by us with the Banks for the benefit of Viacom, as required by the IPO and Split-Off Agreement. Pursuant to the cancellation notices, the face amounts of the letters of credit, which are collateralized at 105% of the face amounts, were reduced to $0, as a result of us having satisfied or eliminated all of the obligations and contingencies underlying the letters of credit. Viacom has provided us and the Banks with its consent to cancellation of the letters of credit.

Senior Secured Notes

As discussed above in Note 1, we completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009.

We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We plan to use the remaining net proceeds for general corporate purposes.

The following table reflects the net proceeds from the funding of the Notes:

Proceeds from Senior Secured Notes(1)	$634.5
Repayment of Amended Revolver(2)	(251.6)
Repayment of Term B Loan Facility(2)	(302.3)
Repayment of Canadian Credit Facility(2)	(24.0)
Payment of fees on Senior Secured Notes(3)	(19.8)

Net proceeds from funding	$36.8

(1)	Reflects $675.0 million aggregate principal amount net of $40.5 million original issue discount.
(2)	Includes payments of principal and accrued interest.
(3)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

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

On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable due to deteriorating market conditions. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook, and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook.

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

If more than $25.0 million of the aggregate principal amount of our Senior Subordinated Notes are outstanding on May 31, 2012, then holders of the Notes will have the right to require us to repurchase all or any part of their Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the repurchase date. In addition, if for any fiscal year, commencing with the fiscal year ended January 3, 2010, we have excess cash flow (as defined in the Indenture), we will be required within 120 days after the end of such fiscal year to make an offer to repurchase Notes, for an aggregate amount equal to 50% of excess cash flow for such fiscal year (subject to reduction by a credit for Notes optionally repurchased by us during such fiscal year), at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase.

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

As of December 30, 2009, an event which, with notice or the lapse of time or both, would have constituted an event of default under the Indenture, arose as a result of us failing to comply with the Collateral Agreement, which required us to cause certain deposit accounts to be subject to an account control agreement no later than December 30, 2009. To cure this matter, we have caused certain deposit accounts to be subject to an account control agreement as of January 27, 2010. As of January 3, 2010, we were in compliance with all other covenants under the Indenture, and we expect to remain in compliance for the foreseeable future.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of January 3, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

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

The following table reflects the net proceeds from the funding of the Amended Revolver and the Canadian Credit Facility:

Proceeds from Canadian Credit Facility(1)	$21.4
Payment of fees on Canadian Credit Facility(1)	(0.2)
Proceeds from Amended Revolver	250.0
Payment of pre-amendment revolver balance	(205.0)
Payment of fees on amended credit facility(2)	(24.3)

Net proceeds from funding	$41.9

(1)	Converted to US Dollars based on the May 11, 2009 exchange rate.
(2)	Includes only those fees paid directly to lenders as part of the funding transaction. Other fees have been incurred for financing costs.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

In addition, we used $118.3 million of our previous cash balances, cash from operations and net proceeds from the funding of the Amended Revolver to cash-collateralize our letter of credit requirements on May 11, 2009 as required by the Amended Revolver.

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009. Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. The following table summarizes payment activity regarding the term loan A and B facilities during 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Scheduled payments	$34.6	$44.3
Sale of store operations and property and equipment	—	5.1
Excess cash flow (based on prior year cash flow)	25.1	—

	$59.7	$49.4

Concurrently with the closing of the sale of the Senior Secured Notes and the repayment of our revolving credit facility and Term Loan B on October 1, 2009, we entered into a second amendment agreement to our credit agreement (the “Amendment”), pursuant to which all liens securing the Amended Revolver were released, except for the cash collateral securing outstanding letters of credit. Pursuant to the Amendment, the credit agreement was converted to a letter of credit facility. The letters of credit outstanding under the Amended Revolver remain outstanding, but all financial and substantially all negative covenants in the credit agreement have been eliminated (although the credit agreement continues to have customary covenants, events of default and other provisions applicable to letter of credit facilities of this type). The existing letters of credit thereunder will continue to be secured by cash collateral to the extent such letters of credit remain outstanding. All letters of credit under our credit agreement are currently scheduled to expire between August 12, 2010 and August 13, 2011, although the credit agreement provides for the extension, amendment or renewal of certain of such letters of credit.

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

We entered into a tax matters agreement with Viacom which provides that subsequent to the closing of our initial public offering on August 16, 1999 and prior to September 30, 2004, we would be included in the Viacom

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires us to make payments to Viacom equal to the amount of income taxes which we would pay, subject to certain adjustments, if we had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses we generated have been utilized by Viacom to reduce our consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity (deficit) on our Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify us against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, we are solely responsible for all tax adjustments to our federal and state returns. All periods subsequent to December 31, 2004 are open for audit. We and certain of our subsidiaries are also under examination by other relevant taxing authorities for various tax years.

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

We are required to recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Other liabilities” in our Consolidated Balance Sheets. In the beginning of 2007, we reduced the total liability relating to our uncertain tax positions by approximately $1.1 million, which is reflected as a decrease to accumulated deficit.

We are required to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends and our outlook for future years. In the third quarter of 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to the negative industry trends, which caused our actual and anticipated financial performance to be significantly worse than we originally projected. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions. Management continues to believe a valuation allowance is appropriate in these jurisdictions as of January 3, 2010. The 2009 provision for income taxes includes $9.5 million primarily related to tax expense in jurisdictions where we expect to be a taxpayer. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

We are required to assess whether the earnings of our foreign subsidiaries will be permanently reinvested in the respective foreign jurisdictions or if previously untaxed foreign earnings will no longer be permanently

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

reinvested and thus become taxable in the United States. In the fourth quarter of 2009, we changed our position with respect to certain foreign subsidiaries and concluded that the undistributed earnings of these subsidiaries would not be permanently reinvested. As deferred taxes on such earnings are not considered material, no liability has been recorded.

Income (loss) before income taxes (for continuing and discontinued operations) is attributable to the following jurisdictions:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
United States	$(464.6)	$(402.2)	$(149.6)
Foreign	(81.6)	53.7	105.4

Total	$(546.2)	$(348.5)	$(44.2)

Components of the income tax benefit (provision) for continuing and discontinued operations are as follows:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Current:
Federal	$(0.7)	$(1.6)	$(2.8)
State and local	(2.5)	(4.8)	(0.9)
Foreign	(6.5)	(17.7)	(22.7)

	(9.7)	(24.1)	(26.4)
Deferred:	(2.3)	(1.5)	(3.2)

Total	$(12.0)	$(25.6)	$(29.6)

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate on loss before income taxes are as follows:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Statutory U.S. tax benefit (provision)	35.0%	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	(21.2)	(44.2)	—
State and local taxes, net of federal tax benefit	3.5	2.5	(2.9)
Effect of foreign operations	(2.8)	0.4	(14.8)
Audit resolution	—	(0.1)	4.1
Valuation allowance (increase) decrease	(15.9)	10.6	(77.7)
Dual consolidated loss recapture	—	—	(5.9)
Subpart F Income	—	(7.0)	—
Other, net	(0.8)	(4.6)	(5.0)

Tax benefit (provision)	(2.2)%	(7.4)%	(67.2)%

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following is a summary of the deferred tax accounts:

	January 3, 2010	January 4, 2009
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$12.0	$5.3
Book-tax basis differences in long-lived assets	113.0	117.5
Net operating loss carryforwards	193.0	143.3

Total deferred tax assets	318.0	266.1
Valuation allowance	(200.5)	(144.4)

Net deferred tax assets	117.5	121.7

Deferred tax liabilities:
Deferred expenses	(9.3)	(24.2)
Book-tax basis differences in rental library	(98.6)	(85.6)

Total deferred tax liabilities	(107.9)	(109.8)

Total net deferred tax asset	$9.6	$11.9

Our tax effected net operating loss carryforwards of $193.0 million at January 3, 2010 consist of $178.3 million of domestic net operating loss carryforwards and $14.7 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $192.1 million will expire between 2010 and 2029, and $0.9 million has no expiration.

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

As of January 3, 2010, the liability for uncertain tax positions including accrued interest was approximately $2.5 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009
Unrecognized tax benefits at beginning of year	$2.1	$1.5
Decreases in tax positions from prior years	—	(1.5)
Increases in tax positions for current year	—	2.1

Unrecognized tax benefits at end of year	$2.1	$2.1

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of “Benefit (provision) for income taxes” in our Consolidated Statements of Operations. For the years ended January 3, 2010 and January 4, 2009, we recorded interest and penalties related to our uncertain tax positions of $0.4 million. As of January 3, 2010 and January 4, 2009, we had recorded liabilities of approximately $0.5 million and $0.1 million, respectively, associated with accrued interest and penalties related to uncertain tax positions.

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

The following is a summary of our domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	09/30/2004 and prior	No	Yes	N/A	Yes
Domestic	12/31/2004	No	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No
Domestic	12/31/2008	Yes	N/A	No	No
Domestic	12/31/2009	Yes	N/A	No	No

The following is a summary of our other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination

Canada	2000 and prior	Post 2000	2001-2002

Italy	2004 and prior	Post 2004	N/A

Mexico	2000 and prior	Post 2000	N/A

United Kingdom	2004 and prior	Post 2004	N/A

Note 8—Commitments and Contingencies

We have long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, domestic leases are three to five years with extended renewal options.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

At January 3, 2010, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2010	$427.9	$7.6
2011	336.6	5.9
2012	238.7	4.6
2013	154.4	4.0
2014	80.7	3.0
2015 and thereafter	104.0	7.2

Total minimum lease payments	$1,342.3	32.3

Less amount representing interest		6.6

Present value of minimum payments		$25.7

Rent expense, including lease termination costs and store closure reserves, was $498.1 million, $524.9 million and $572.7 million for fiscal 2009, 2008 and 2007, respectively. Subtenant rental income was $5.6 million, $6.9 million and $8.4 million for fiscal 2009, 2008 and 2007, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $24.5 million.

In the third and fourth quarters of 2009, we paid $20.0 million to modify certain store leases in the United Kingdom in order to remove Viacom as a guarantor of those leases. This action was taken in order to reduce the letters of credit required for these lease guarantees, and thereby release restrictions on over $50 million of cash required to collateralize those letters of credit under our amended credit facility. No other modifications were made to the leases. While we accounted for these payments as lease modification costs, these payments were unusual in nature with unique business circumstances given that our intent was to increase liquidity through the reduction of restricted cash necessary to secure letters of credit. As of January 3, 2010:

•	$4.3 million had been expensed for closed stores;

•	$2.1 million was recorded as a value-added tax receivable;

•	$1.1 million had been amortized to rent expense; and

•

$12.5 million remained as a non-current asset on our consolidated balance sheet to be amortized to rent expense over the remaining lives of the related leases. The average remaining life of these leases at January 3, 2010 was approximately 8.5 years.

We also considered treating the transaction as debt financing costs. This treatment would have resulted in interest expense of $17.9 million for the third and fourth quarters of 2009 and a value added tax receivable of $2.1 million as of January 3, 2010.

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

Blockbuster is a defendant in one remaining putative class action lawsuit arising out of our “no late fees” program. On March 4, 2005, Beth Creighton filed a putative class action in the Circuit Court of Multnomah County, Oregon alleging that Blockbuster’s “no late fees” program violates Oregon’s consumer protection statutes prohibiting deceptive and misleading business practices. The suit alleged fraud and unjust enrichment and sought equitable and injunctive relief. Blockbuster removed the case to the United States District Court of Oregon. On December 21, 2009, plaintiff Creighton dismissed her claims with prejudice. On May 20, 2009, Nicholas Lampone filed a putative class action in the Superior Court of Los Angeles County, California alleging Blockbuster’s “no late fees” program is a breach of contract and violates California’s consumer protection and unfair competition statutes prohibiting unfair, unlawful and deceptive business practices. Plaintiff seeks class certification, restitution, injunctive relief, general damages, special damages, compensatory damages, punitive damages, equitable relief, attorneys’ fees, interest, and costs. Blockbuster removed the case to the United States District Court for the Central District of California. We believe that this claim is without merit and we intend to vigorously defend ourselves.

Blockbuster is a defendant in one remaining lawsuit arising out of the Blockbuster and Facebook websites. On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

additional named plaintiffs. Plaintiffs purported to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claimed Blockbuster violated the VPPA when we knowingly distributed plaintiffs video tape rental and sales records to Facebook, a third party, without plaintiffs consent at the time of the disclosure. Plaintiffs sought class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. On December 30, 2008, the trial court granted Blockbuster’s amended motion to transfer venue and transferred the lawsuit to the United States District Court for the Northern District of Texas, Dallas Division. On February 9, 2010, plaintiffs dismissed their claims with prejudice. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Megan Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. Plaintiffs have stipulated that Blockbuster is not required to respond to the pending complaint at this time. On October 23, 2009, the court preliminarily approved a settlement on behalf of the putative class of plaintiffs. The proposed settlement is pending final approval by the court. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 9—401(k) Savings Plan

Effective May 1, 1999, we established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis. Employee contributions are forwarded to the Plan administrator and invested in various funds, including our Class A and Class B common stock, at the discretion of the employee. Initially we matched some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Through December 31, 2005, Blockbuster matching contributions were initially invested in our Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, our matching contributions are invested in various funds at the discretion of the employee. The Plan was amended on April 1, 2009. Effective for payroll periods on or after June 1, 2009, the employer matching contributions to the 401(k) plan were suspended. Matching contributions for payroll periods before that date were not affected. As a result of the amendment, we will no longer be within safe harbor status. Therefore, the contributions of highly compensated

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

employees in accordance with the Internal Revenue Service guidelines will be capped annually. The cap will be determined based on the results of the actual deferral and contribution percentage discrimination testing requirements of Code Sections 401(k) and (m). We incurred 401(k) savings plan expenses of $1.8 million, $4.5 million and $5.1 million for fiscal 2009, 2008 and 2007, respectively.

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

Divestitures

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

Discontinued Operations

RHINO. In the first quarter of 2007, we completed the sale of RHINO VIDEO GAMES® to GameStop Corp. We recorded a gain on sale of $2.1 million, net of tax, in connection with this divestiture.

Ireland. During the third quarter of 2009, we completed the sale of Xtra-vision, a 184 store entertainment retailer in Ireland, to Birchhall Investments Limited, an affiliate company of NCB Group Limited (“Buyer”),

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

pursuant to which the Buyer acquired all of the outstanding capital stock of Blockbuster Holdings Ireland, our wholly-owned subsidiary and the parent company of Xtra-Vision. We have recorded a loss of $41.9 million on the sale of Xtra-vision.

The purchase agreement called for a total maximum cash purchase price of up to €32 million, or approximately $45 million based on exchange rates at the time of sale. Pursuant to the purchase agreement, we were to receive a maximum additional cash payment of up to €12 million in the first quarter of 2010, with the amount of such payment based upon achievement by Xtra-vision of certain operating targets for the remainder of fiscal 2009. However, such payment was subject to a number of factors, including the economic and competitive environment in Ireland and Northern Ireland, as well as management and operating decisions by the Buyer, over which we had little or no influence or control. Consequently, we did not receive an additional cash payment in the first quarter of 2010.

The table below summarizes loss on the sale of Xtra-vision. All foreign currency denominated amounts have been converted to US dollars.

Cash purchase price(1)	$28.6
Total basis(2)	(65.6)
Selling expenses	(4.9)

Loss on sale of Xtra-vision	$(41.9)

(1)	Includes $22.5 million cash paid plus $6.1 million in selling expenses and other liabilities paid on our behalf by the buyer.
(2)	Total basis includes $12.0 million of goodwill, $4.0 million of accumulated losses attributable to currency translation adjustments, $8.0 million of cash and $41.6 million of net assets of Xtra-vision.

The following table reflects the net proceeds received from the sale of Xtra-vision:

Cash purchase price	$28.6
Cash held in Xtra-vision accounts	(8.0)
Transaction costs	(7.6)

Net Proceeds	$13.0

The operations of Xtra-vision have been classified as discontinued operations, and its results of operations are reflected under “Income (loss) from discontinued operations” in our consolidated financial statements.

Income (loss) from discontinued operations. In accordance with GAAP, the operations and gains and losses discussed above of RHINO and Ireland have been classified as discontinued operations. Additionally, our consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for all periods presented.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Revenues	$99.4	$222.3	$230.3

Income (loss) before income taxes	$(40.4)	$10.0	$11.7
Benefit (provision) for income taxes (Note 7)	(0.2)	(1.2)	(1.3)

Income (loss) from discontinued operations	$(40.6)	$8.8	$10.4

Note 11—Segment and Geographic Information

Segment Information

We operate our business in two reportable business segments: Domestic and International. Segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. Management reviews asset information on a global basis, not by segment.

The Domestic segment is comprised of all U.S. store operations, by-mail subscription service operations digital delivery of movies through blockbuster.com and Blockbuster-branded kiosks which are operated through our agreement with NCR. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

	Domestic	International	Unallocated Corporate	Total
Fiscal year ended January 3, 2010
Revenues	$2,857.7	$1,204.7	$—	$4,062.4
Operating income (loss)	(177.1)	(64.6)	(113.5)	(355.2)
Depreciation and intangible amortization	112.4	25.9	5.8	144.1
Impairment of goodwill and other long-lived assets	270.0	99.2	—	369.2
Net capital expenditures	22.3	5.4	4.6	32.3
Fiscal year ended January 4, 2009
Revenues	$3,590.8	$1,474.6	$—	$5,065.4
Operating income (loss)	(225.9)	66.5	(144.9)	(304.3)
Depreciation and intangible amortization	105.9	33.9	6.8	146.6
Impairment of goodwill and other long-lived assets	435.0	—	—	435.0
Net capital expenditures	89.0	20.1	9.0	118.1
Fiscal year ended January 6, 2008
Revenues	$3,607.9	$1,706.1	$—	$5,314.0
Operating income (loss)	61.1	149.1	(182.9)	27.3
Depreciation and intangible amortization	122.4	42.5	15.4	180.3
Impairment of goodwill and other long-lived assets	2.2	—	—	2.2
Net capital expenditures	44.9	28.6	0.9	74.4

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

	Fiscal Year Ended
	January 3, 2010	January 4, 2009	January 6, 2008
Revenues:
United States	$2,857.7	$3,590.8	$3,607.9
United Kingdom	439.4	551.6	755.0
Canada	399.1	482.7	472.1
International—all other	366.2	440.3	479.0

Total revenues	$4,062.4	$5,065.4	$5,314.0

Long-lived assets(1):
United States	$286.4	$569.2	$1,022.9
United Kingdom	31.1	23.0	35.7
Canada	24.2	27.3	39.0
International—all other	22.0	152.1	172.0

Total long-lived assets	$363.7	$771.6	$1,269.6

(1)	Includes all non-current assets except deferred tax assets.

Note 12—Quarterly Results of Operations (unaudited)

Summarized Quarterly Data

The table below summarizes quarterly data for fiscal 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	Total Year
Fiscal Year Ended January 3, 2010
Revenues	$1,085.9	$981.8	$910.5	$1,084.2	$4,062.4
Gross profit	$573.3	$542.9	$521.6	$540.4	$2,178.2
Income (loss) from continuing operations	$26.6	$(36.7)	$(75.9)	$(431.6)	$(517.6)
Net income (loss)	$27.7	$(36.9)	$(114.1)	$(434.9)	$(558.2)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.12	($0.20)	($0.40)	$(2.23)	$(2.72)
Net income (loss)	$0.13	($0.21)	($0.60)	$(2.24)	$(2.93)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.11	($0.20)	($0.40)	$(2.23)	$(2.72)
Net income (loss)	$0.12	($0.21)	($0.60)	$(2.24)	$(2.93)
Weighted average shares outstanding—basic	192.7	193.6	194.8	195.0	194.1
Weighted average shares outstanding—diluted	222.8	193.6	194.8	195.0	194.1

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)	Total Year
Fiscal Year Ended January 4, 2009
Revenues	$1,342.5	$1,250.7	$1,157.8	$1,314.4	$5,065.4
Gross profit	$716.9	$633.1	$621.4	$658.9	$2,630.3
Income (loss) from continuing operations	$43.5	$(42.4)	$(19.3)	$(364.7)	$(382.9)
Net income (loss)	$45.4	$(41.9)	$(17.8)	$(359.8)	$(374.1)
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.21	$(0.24)	$(0.12)	$(1.91)	$(2.06)
Net income (loss)	$0.22	$(0.23)	$(0.11)	$(1.89)	$(2.01)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.18	$(0.24)	$(0.12)	$(1.91)	$(2.06)
Net income (loss)	$0.20	$(0.23)	$(0.11)	$(1.89)	$(2.01)
Weighted average shares outstanding—basic	191.4	191.7	192.1	192.1	191.8
Weighted average shares outstanding—diluted	221.5	191.7	192.1	192.1	191.8

(1)	During the third quarter of 2009, we recorded a $38.7 million loss on the sale of our Ireland operations. This loss amount was subsequently increased to $41.9 million in the fourth quarter of 2009. See Note 10 for further discussion of this transaction.
(2)	During the fourth quarter of 2009, as described in Note 2 above, we recognized a non-cash impairment charge of $369.2 million.
(3)	During the fourth quarter of 2008, as described in Note 2 above, we recognized a non-cash impairment charge of $435.0 million.

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

	Statement of Operations for the Fiscal Year Ended January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,419.1	$—	$666.8	$—	$3,085.9
Merchandise sales	421.9	—	534.2	—	956.1
Other revenues	48.0	69.7	2.2	(99.5)	20.4

	2,889.0	69.7	1,203.2	(99.5)	4,062.4

Cost of sales:
Cost of rental revenues	910.3	—	220.3	—	1,130.6
Cost of merchandise sold	349.6	—	404.0	—	753.6

	1,259.9	—	624.3	—	1,884.2

Gross profit	1,629.1	69.7	578.9	(99.5)	2,178.2

Operating expenses:
General and administrative	1,443.9	69.9	514.4	(99.5)	1,928.7
Advertising	67.2	—	24.2	—	91.4
Depreciation and intangible amortization	118.2	—	25.9	—	144.1
Impairment of goodwill and other long-lived assets	270.0	—	99.2	—	369.2

	1,899.3	69.9	663.7	(99.5)	2,533.4

Operating income (loss)	(270.2)	(0.2)	(84.8)	—	(355.2)
Interest (expense) income, net	(141.8)	—	1.6	—	(140.2)
Other items, net	(16.1)	—	5.7	—	(10.4)

Income (loss) from continuing operations before income taxes	(428.1)	(0.2)	(77.5)	—	(505.8)
Benefit (provision) for income taxes	(3.2)	—	(8.6)	—	(11.8)
Equity in income (loss) of affiliated companies, net of tax	(85.2)	—	—	85.2	—

Income (loss) from continuing operations	(516.5)	(0.2)	(86.1)	85.2	(517.6)
Income (loss) from discontinued operations, net of tax	(41.7)	—	1.1	—	(40.6)

Net income (loss)	$(558.2)	$(0.2)	$(85.0)	$85.2	$(558.2)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Fiscal Year Ended January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,985.1	$—	$801.2	$—	$3,786.3
Merchandise sales	582.5	—	664.4	—	1,246.9
Other revenues	62.1	91.7	6.5	(128.1)	32.2

	3,629.7	91.7	1,472.1	(128.1)	5,065.4

Cost of sales:
Cost of rental revenues	1,197.0	—	249.7	—	1,446.7
Cost of merchandise sold	476.6	—	511.8	—	988.4

	1,673.6	—	761.5	—	2,435.1

Gross profit	1,956.1	91.7	710.6	(128.1)	2,630.3

Operating expenses:
General and administrative	1,662.1	91.8	609.5	(128.1)	2,235.3
Advertising	85.9	—	31.8	—	117.7
Depreciation and intangible amortization	112.7	—	33.9	—	146.6
Impairment of goodwill and other long-lived assets	435.0	—	—	—	435.0

	2,295.7	91.8	675.2	(128.1)	2,934.6

Operating income (loss)	(339.6)	(0.1)	35.4	—	(304.3)
Interest (expense) income, net	(75.9)	—	5.4	—	(70.5)
Other items, net	13.7	—	2.6	—	16.3

Income (loss) from continuing operations before income taxes	(401.8)	(0.1)	43.4	—	(358.5)
Benefit (provision) for income taxes	(6.5)	—	(17.9)	—	(24.4)
Equity in income (loss) of affiliated companies, net of tax	34.4	—	—	(34.4)	—

Income (loss) from continuing operations	(373.9)	(0.1)	25.5	(34.4)	(382.9)
Income (loss) from discontinued operations, net of tax	(0.2)	(0.1)	9.1	—	8.8

Net income (loss)	$(374.1)	$(0.2)	$34.6	$(34.4)	$(374.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Operations for the Fiscal Year Ended January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$3,137.1	$—	$866.5	$—	$4,003.6
Merchandise sales	446.4	—	804.8	—	1,251.2
Other revenues	78.8	77.2	7.9	(104.7)	59.2

	3,662.3	77.2	1,679.2	(104.7)	5,314.0

Cost of sales:
Cost of rental revenues	1,314.3	—	269.7	—	1,584.0
Cost of merchandise sold	322.2	2.3	631.8	—	956.3

	1,636.5	2.3	901.5	—	2,540.3

Gross profit	2,025.8	74.9	777.7	(104.7)	2,773.7

Operating expenses:
General and administrative	1,798.0	78.0	683.6	(104.7)	2,454.9
Advertising	150.5	—	40.0	—	190.5
Depreciation and intangible amortization	137.7	—	42.6	—	180.3
Impairment of goodwill and other long-lived assets	2.2	—	—	—	2.2
Gain on sale of Gamestation	—	—	(81.5)	—	(81.5)

	2,088.4	78.0	684.7	(104.7)	2,746.4

Operating income (loss)	(62.6)	(3.1)	93.0	—	27.3
Interest (expense) income, net	(80.2)	—	(1.6)	—	(81.8)
Other items, net	(3.7)	—	2.4	—	(1.3)

Income (loss) from continuing operations before income taxes	(146.5)	(3.1)	93.8	—	(55.8)
Benefit (provision) for income taxes	(8.3)	—	(20.1)	—	(28.4)
Equity in income (loss) of affiliated companies, net of tax	81.1	—	—	(81.1)	—

Income (loss) from continuing operations	(73.7)	(3.1)	73.7	(81.1)	(84.2)
Income (loss) from discontinued operations, net of tax	(0.1)	1.3	9.2	—	10.4

Net income (loss)	$(73.8)	$(1.8)	$82.9	$(81.1)	$(73.8)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet as of January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$125.8	$0.5	$62.4	$—	$188.7
Receivables, net	53.3	—	26.1	—	79.4
Intercompany receivables	—	1.6	15.9	(17.5)	—
Merchandise inventories	149.3	—	149.2	—	298.5
Rental library, net	246.4	—	94.3	—	340.7
Deferred income taxes	—	—	13.6	—	13.6
Prepaid and other current assets	100.5	—	38.6	—	139.1

Total current assets	675.3	2.1	400.1	(17.5)	1,060.0
Property and equipment, net	187.4	—	62.0	—	249.4
Deferred income taxes	105.6	—	9.0	—	114.6
Investment in subsidiaries	283.9	—	—	(283.9)	—
Intangibles, net	7.1	—	0.6	—	7.7
Goodwill	—	—	—	—	—
Restricted cash	58.0	—	0.5	—	58.5
Other assets	46.4	—	1.7	—	48.1

	$1,363.7	$2.1	$473.9	$(301.4)	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$207.3	$2.5	$91.0	$—	$300.8
Intercompany payables	17.5	—	—	(17.5)	—
Accrued expenses	334.4	0.4	72.9	—	407.7
Current portion of long-term debt	101.6	—	—	—	101.6
Current portion of capital lease obligations	5.7	—	0.4	—	6.1
Deferred income taxes	105.6	—	13.0	—	118.6

Total current liabilities	772.1	2.9	177.3	(17.5)	934.8
Long-term debt, less current portion	836.0	—	—	—	836.0
Capital lease obligations, less current portion	19.9	—	—	—	19.9
Other liabilities	50.0	—	11.9	—	61.9

	1,678.0	2.9	189.2	(17.5)	1,852.6
Total stockholders’ equity (deficit)	(314.3)	(0.8)	284.7	(283.9)	(314.3)

	$1,363.7	$2.1	$473.9	$(301.4)	$1,538.3

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Balance Sheet as of January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$92.5	$0.1	$62.3	$—	$154.9
Receivables, net	84.6	—	32.5	—	117.1
Intercompany receivables	—	4.9	66.8	(71.7)	—
Merchandise inventories	257.6	—	175.2	—	432.8
Rental library, net	272.7	—	83.1	—	355.8
Deferred income taxes	—	—	13.4	—	13.4
Prepaid and other current assets	145.7	—	38.9	—	184.6

Total current assets	853.1	5.0	472.2	(71.7)	1,258.6
Property and equipment, net	312.4	—	93.6	—	406.0
Deferred income taxes	111.2	—	13.1	—	124.3
Investment in subsidiaries	425.4	—	—	(425.4)	—
Intangibles, net	10.7	—	0.8	—	11.5
Goodwill	231.9	—	106.2	—	338.1
Other assets	14.2	—	1.8	—	16.0

	$1,958.9	$5.0	$687.7	$(497.1)	$2,154.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$283.6	$5.5	$138.2	$—	$427.3
Intercompany payables	71.7	—	—	(71.7)	—
Accrued expenses	397.4	0.2	96.2	—	493.8
Current portion of long-term debt	198.0	—	—	—	198.0
Current portion of capital lease obligations	8.4	—	0.1	—	8.5
Deferred income taxes	111.2	—	14.6	—	125.8

Total current liabilities	1,070.3	5.7	249.1	(71.7)	1,253.4
Long-term debt, less current portion	583.0	—	—	—	583.0
Capital lease obligations, less current portion	28.3	—	—	—	28.3
Other liabilities	63.0	—	12.5	—	75.5

	1,744.6	5.7	261.6	(71.7)	1,940.2
Total stockholders’ equity (deficit)	214.3	(0.7)	426.1	(425.4)	214.3

	$1,958.9	$5.0	$687.7	$(497.1)	$2,154.5

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$55.1	$0.4	$(26.2)	$—	$29.3

Investing activities:
Capital expenditures	(26.9)	—	(5.4)	—	(32.3)
Change in restricted cash	(58.0)	—	(0.5)	—	(58.5)
Proceeds from sales of property and equipment	1.6	—	—	—	1.6
Proceeds from sales of store operations	—	—	13.2	—	13.2
Other investing activities	0.8	—	0.3	—	1.1

Net cash flow provided by (used in) investing activities	(82.5)	—	7.6	—	(74.9)

Financing activities:
Proceeds from credit agreements	634.5	—	—	—	634.5
Repayments on credit agreements	360.0	—	21.4	—	381.4
Repayments on credit agreements	(841.0)	—	(23.4)	—	(864.4)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt Financing Costs	(65.2)	—	(0.5)	—	(65.7)
Capital lease payments	(10.3)	—	(0.3)	—	(10.6)
Intercompany loans	(14.5)	—	14.5	—	—

Net cash flow provided by (used in) financing activities	60.7	—	11.7	—	72.4

Effect of exchange rate changes on cash	—	—	7.0	—	7.0

Net increase (decrease) in cash and cash equivalents	33.3	0.4	0.1	—	33.8
Cash and cash equivalents at beginning of year	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of year	$125.8	$0.5	$62.4	$—	$188.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended January 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$66.7	$(0.1)	$(15.6)	$—	$51.0

Investing activities:
Capital expenditures	(98.0)	—	(20.1)	—	(118.1)
Cash used for acquisitions, net	(2.4)	—	—	—	(2.4)
Proceeds from sales of property and equipment	0.2	—	0.3	—	0.5
Proceeds from sales of store operations	—	—	4.6	—	4.6
Other investing activities	—	—	(1.1)	—	(1.1)

Net cash flow provided by (used in) investing activities	(100.2)	—	(16.3)	—	(116.5)

Financing activities:
Proceeds from credit agreements	235.0	—	—	—	235.0
Repayments on credit agreements	(164.3)	—	—	—	(164.3)
Cash dividends	(11.3)	—	—	—	(11.3)
Capital lease payments	(9.7)	—	(0.3)	—	(10.0)
Intercompany loans	10.6	—	(10.6)	—	—

Net cash flow provided by (used in) financing activities	60.3	—	(10.9)	—	49.4

Effect of exchange rate changes on cash	—	—	(13.6)	—	(13.6)

Net increase (decrease) in cash and cash equivalents	26.8	(0.1)	(56.4)	—	(29.7)
Cash and cash equivalents at beginning of year	65.7	0.2	118.7	—	184.6

Cash and cash equivalents at end of year	$92.5	$0.1	$62.3	$—	$154.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions except per share amounts)

	Statement of Cash Flows for the Year Ended January 6, 2008
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash flow provided by (used in) operating activities	$(36.1)	$(16.6)	$(3.5)	$—	$(56.2)

Investing activities:
Capital expenditures	(45.8)	—	(28.6)	—	(74.4)
Cash used for acquisitions, net	(6.7)	—	(5.3)	—	(12.0)
Proceeds from sales of property and equipment	1.9	—	—	—	1.9
Proceeds from sales of store operations	—	8.5	12.5	—	21.0
Proceeds from Sale of Gamestation	—	—	147.7	—	147.7
Acquisition of intangible assets	(7.4)	—	—	—	(7.4)
Other investing activities	(0.1)	—	—	—	(0.1)

Net cash flow provided by (used in) investing activities	(58.1)	8.5	126.3	—	76.7

Financing activities:
Proceeds from credit agreements	115.0	—	—	—	115.0
Repayments on credit agreements	(329.1)	—	—	—	(329.1)
Cash dividends	(11.3)	—	—	—	(11.3)
Debt Financing Costs	(4.0)	—	—	—	(4.0)
Capital lease payments	(11.2)	—	(0.4)	—	(11.6)
Intercompany loans	172.0	—	(172.0)	—	—

Net cash flow provided by (used in) financing activities	(68.6)	—	(172.4)	—	(241.0)

Effect of exchange rate changes on cash	—	—	10.2	—	10.2

Net increase (decrease) in cash and cash equivalents	(162.8)	(8.1)	(39.4)	—	(210.3)
Cash and cash equivalents at beginning of year	228.5	8.3	158.1	—	394.9

Cash and cash equivalents at end of year	$65.7	$0.2	$118.7	$—	$184.6

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of January 3, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of January 3, 2010.

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

Management evaluated the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this evaluation, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of January 3, 2010.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of January 3, 2010, as stated in their report which is included herein.

III.	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Items 10 through 14 of this Part III is incorporated by reference from our definitive proxy statement to be filed for our 2010 annual meeting of stockholders (“2010 Proxy Statement”), as indicated below. Our 2010 Proxy Statement will be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after January 3, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by this item regarding our executive officers is set forth under the caption “Directors and Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Compliance

The information to appear in our 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics and Other Governance Information

The information required by this item regarding the Supplemental Code of Ethics for our Senior Financial Officers (“Code of Ethics”), audit committee financial experts, audit committee members and procedures for stockholder recommendations of nominees to our Board of Directors will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Our Code of Ethics may be found on our website at http://www.blockbuster.com by clicking on the link for “Investor Relations” and then the link for “Corporate Governance,” and a copy of our Code of Ethics is also available in print, without charge, upon written request to Blockbuster Inc., Attn: Investor Relations, 1201 Elm Street, Dallas, Texas 75270. In accordance with the rules of the New York Stock Exchange and the SEC, we currently intend to disclose any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller, by posting such information on our website (www.blockbuster.com) within the time period required by applicable SEC and New York Stock Exchange rules.

Item 11.	Executive Compensation

The information required by this item regarding the compensation of our “named executive officers” and directors and other required information will be set forth in our 2010 Proxy Statement under the caption “Executive Officer and Director Compensation,” which information is incorporated herein by reference. In accordance with the rules of the SEC, information to be contained in the 2010 Proxy Statement under the caption “Executive Officer and Director Compensation—Compensation Committee Report” is not deemed to be “filed” with the SEC, subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any report of registration statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The information required by this item regarding securities authorized for issuance under equity compensation plans will be set forth in our 2010 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The information required by this item regarding transactions with related persons will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance—Related Party Transaction and Director Independence,” which information is incorporated herein by reference.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The information required by this item regarding our policies and procedures for the review, approval or ratification of related party transactions that are required to be disclosed under the SEC’s rules and regulations will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance,” which information is incorporated herein by reference.

Director Independence

The information required by this item regarding director independence will be set forth in our 2010 Proxy Statement under the caption “Corporate Governance—Related Party Transactions and Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding the audit committee’s pre-approval policies and procedures and the disclosures of fees billed by our principal independent auditor will be set forth in our 2010 Proxy Statement under the captions “Audit Committee and Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Audit Committee and Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures,” which information is incorporated herein by reference.

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

3. Exhibits.

The Exhibit Index on pages 140 through 144 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ JAMES W. KEYES
James W. Keyes
Chairman of the Board and Chief Executive Officer

Date:	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JAMES W. KEYES James W. Keyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2010

By:	/s/ THOMAS M. CASEY Thomas M. Casey	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

By:	/s/ EDWARD BLEIER Edward Bleier	Director	March 15, 2010

By:	/s/ ROBERT A. BOWMAN Robert A. Bowman	Director	March 15, 2010

By:	/s/ JAMES W. CRYSTAL James W. Crystal	Director	March 15, 2010

By:	/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 15, 2010

By:	/s/ JULES HAIMOVITZ Jules Haimovitz	Director	March 15, 2010

By:	/s/ STRAUSS ZELNICK Strauss Zelnick	Director	March 15, 2010

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see current Report on Form 8-K (001-15153), filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999 (001-15153), filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004 (001-15153), filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K (001-15153), filed on November 15, 2005).

4.6	Indenture, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.7	Form of 11.75% Senior Secured Note due 2014 (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.8	Collateral Agreement, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiaries of Blockbuster, Inc. named therein and U.S. Bank National Association, as collateral agent (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.9	Second Supplemental Indenture, dated August 9, 2007, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Quarterly Report on Form 10-Q for the period ended October 4, 2009 (001-15153), filed on November 13, 2009).

4.10	Third Supplemental Indenture, dated August 23, 2009, as amended and restated on October 30, 2009, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Quarterly Report on Form 10-Q for the period ended October 4, 2009 (001-15153), filed on November 13, 2009).

Viacom Agreements

10.1(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(c)	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005 (001-15153), filed on November 8, 2005).

10.1(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(h)	Letter Agreement, dated as of October 24, 2008, to the Amended and Restated Initial Public Offering and Split-Off Agreement; the Amended and Restated Release and Indemnification Agreement; the Amended and Restated Registration Rights Agreement; the Amended and Restated Transition Services Agreement; the Amended and Restated Tax Matters Agreement; the Insurance Agreement; and the Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 10, 2008).

10.1(i)	Amendment No. 1 to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc. dated October 24, 2008 (see Current Report on Form 8-K (001-15153), filed on October 10, 2008).

10.1(j)	Amendment No. 2 to the Amended and Restated Initial Public Offering and Split- off Agreement (see Current Report on Form 8-K (001-15153), filed on September 2, 2009).

10.1(k)	Notice to Citigroup of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

10.1(l)	Notice to Wachovia of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

10.1(m)	Notice to JP Morgan Chase Bank, N.A. of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

Executive Officer Employment and Separation Agreements

10.2	(a)	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (see Current Report on Form 8-K (001-15153), filed on July 2, 2007).

10.2	(b)	Employment Agreement between Blockbuster Inc. and Thomas Casey, effective September 12, 2007 (see Current Report on Form 8-K (001-15153), filed on September 12, 2007).

10.2	(c)	Employment Agreement between Blockbuster Inc. and Eric Peterson, effective October 15, 2007 (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

10.2	(d)*	Employment Agreement between Blockbuster Inc. and Kevin Lewis, effective January 5, 2009.

10.2	(e)*	Employment Agreement between Blockbuster Inc. and Thomas Kurrikoff, effective September 14, 2004.

10.2	(f)*	Employment Agreement between Blockbuster Inc. and Douglas McHose, effective November 30, 2009.

10.2	(g)*	Employment Agreement between Blockbuster Inc. and Bill Lee, effective May 26, 2009.

10.2	(h)*	Employment Agreement between Blockbuster Inc. and Phillip K. Morrow, effective September 4, 2007.

Management Compensatory Plans and Forms of Award Agreements

10.3	(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3	(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3	(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K (001-15153), filed on September 23, 2005).

10.3	(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K (001-15153), filed on September 23, 2005).

10.3	(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K (001-15153), filed on December 20, 2004).

10.3	(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO (005-56849), filed on November 9, 2004).

10.3	(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO (005-56849), filed on November 9, 2004).

10.3	(h)	Form of Non-Qualified Stock Option Agreement pursuant to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Current Report on Form 8-K (001-15153), filed May 24, 2007).

10.3	(i)	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3	(j)	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (001-15153), filed on March 29, 2005).

10.3	(k)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (001-15153), filed on March 15, 2004).

10.3	(l)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3	(m)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K (001-15153), filed on December 16, 2005).

10.3	(n)	First Amendment to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3	(o)	First Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3	(p)	Second Amendment to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3	(q)	Second Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan (as amended through October 6, 2004) effective May 28, 2009 (see Registration Statement on Form S-8 (333-160454), filed on July 7, 2009).

Director Compensation

10.4	(a)	Summary of Non-Employee Directors’ Compensation (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

10.4	(b)	Form of Deferred Share Unit Award Agreement for Non-Employee Directors (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

Director and Officer Indemnity Agreements

10.5		Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreements

10.6	(a)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(b)	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6	(c)	Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (001-15153), filed on March 29, 2005).

10.6	(d)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K (001-15153), filed on May 6, 2005).

10.6	(e)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005 (001-15153), filed on August 9, 2005).

10.6	(f)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005 (001-15153), filed on November 8, 2005).

10.6	(g)	First Amendment, dated as of April 10, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K (001-15153), filed on April 24, 2007).

10.6	(h)	Second Amendment, dated as of July 2, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K (001-15153), filed on July 18, 2007).

10.6	(i)	Amendment Agreement, dated as of April 2, 2009, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005, which includes as Exhibit A: Credit Agreement between Blockbuster Inc. and the banks named therein, as amended and restated as of April 2, 2009, and as Exhibit B: Form of Assignment and Assumption (see Annual Report on Form 10-K for the fiscal year ended January 4, 2009 (001-15153), filed on April 6, 2009).

10.6	(j)	Loan Agreement between Blockbuster Canada Co. and Callidus Capital Corporation, dated May 8, 2009 (see Quarterly Report on Form 10-Q for the period ended April 5, 2009 (001-15153), filed on May 15, 2009).

10.6	(k)	Second Amendment Agreement, dated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto, which includes as Exhibit A the Amended and Restated Credit Agreement dated as of August 20, 2004, as amended and restated as of April 2, 2009, and as further amended and restated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

Other Exhibits

21.1	*	List of Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.