Form 10-Q
period 2010-04-04
BLOCKBUSTER INC
filed 2010-05-14
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Yes  ☐    No   ☒

Number of shares of common stock outstanding at May 7, 2010:

Class A common stock, par value $.01 per share: 145,861,350

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Revenues:
Base rental revenues	$598.7	$704.9
Previously rented product (“PRP”) revenues	120.9	138.3

Total rental revenues	719.6	843.2
Merchandise sales	215.1	236.7
Other revenues	4.7	6.0

	939.4	1,085.9

Cost of sales:
Cost of rental revenues	270.1	309.9
Cost of merchandise sold	167.1	202.7

Total cost of sales	437.2	512.6

Gross profit	502.2	573.3

Operating expenses:
General and administrative	484.4	477.9
Advertising	21.0	11.5
Depreciation and intangible amortization	26.2	33.7

	531.6	523.1

Operating income (loss)	(29.4)	50.2
Interest expense	(33.2)	(17.5)
Interest income	—	0.2
Other items, net	(1.6)	(0.8)

Income (loss) from continuing operations before income taxes	(64.2)	32.1
Provision for income taxes	(1.1)	(5.5)

Income (loss) from continuing operations	(65.3)	26.6
Income (loss) from discontinued operations, net of tax	(0.1)	1.1

Net income (loss)	(65.4)	27.7
Preferred stock dividends	(1.7)	(2.8)

Net income (loss) applicable to common stockholders	$(67.1)	$24.9

Net income (loss) per common share:
Basic
Continuing operations	$(0.33)	$0.12
Discontinued operations	—	0.01

Net income (loss)	$(0.33)	$0.13

Diluted
Continuing operations	$(0.33)	$0.11
Discontinued operations	—	0.01

Net income (loss)	$(0.33)	$0.12

Weighted-average common shares outstanding:
Basic	202.9	192.7

Diluted	202.9	222.8

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	April 4, 2010	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$109.9	$188.7
Receivables, less allowances of $5.1 and $6.0 for 2010 and 2009, respectively	55.6	79.4
Merchandise inventories	255.2	298.5
Rental library, net	319.3	340.7
Deferred income taxes	13.7	13.6
Prepaid and other current assets	126.9	139.1

Total current assets	880.6	1,060.0
Property and equipment, net	238.4	249.4
Deferred income taxes	110.0	114.6
Intangibles, net	7.5	7.7
Restricted cash	35.8	58.5
Other assets	46.5	48.1

	$1,318.8	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$206.6	$300.8
Accrued expenses	390.8	407.7
Current portion of long-term debt	79.4	101.6
Current portion of capital lease obligations	5.7	6.1
Deferred income taxes	114.0	118.6

Total current liabilities	796.5	934.8
Long-term debt, less current portion	816.0	836.0
Capital lease obligations, less current portion	18.5	19.9
Other liabilities	62.0	61.9

	1,693.0	1,852.6

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 100 shares authorized; .072 and 0.146 shares issued and outstanding for 2010 and 2009, respectively, with a liquidation preference of $1,000 per share	71.7	145.9
Class A common stock, par value $0.01 per share; 400 shares authorized; 137.7 and 122.4 shares issued and outstanding for 2010 and 2009	1.4	1.3
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2010 and 2009	0.7	0.7
Additional paid-in capital	5,453.8	5,377.0
Accumulated deficit	(5,852.3)	(5,786.9)
Accumulated other comprehensive loss	(49.5)	(52.3)

Total stockholders’ equity (deficit)	(374.2)	(314.3)

	$1,318.8	$1,538.3

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Cash flows from operating activities:
Net income (loss)	$(65.4)	$27.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and intangible amortization	26.2	34.8
Rental library purchases	(107.7)	(126.6)
Rental library amortization	130.5	129.7
Non-cash share-based compensation	—	2.0
Deferred taxes and other	4.1	0.8
Changes in operating assets and liabilities:
Change in receivables	23.6	46.0
Change in merchandise inventories	41.8	90.1
Change in prepaid and other assets	13.3	3.0
Change in accounts payable	(91.7)	(182.4)
Change in accrued expenses and other liabilities	(25.5)	(112.3)

Net cash provided by (used in) operating activities	(50.8)	(87.2)

Cash flows from investing activities:
Capital expenditures	(4.0)	(8.5)
Change in restricted cash	22.7	—
Other investing activities	0.6	0.4

Net cash provided by (used in) investing activities	19.3	(8.1)

Cash flows from financing activities:
Proceeds from credit agreement	—	110.0
Repayments on credit agreement	—	(42.3)
Repayments on senior secured notes	(45.0)	—
Cash dividends on preferred stock	—	(2.8)
Debt financing costs	—	(13.9)
Capital lease payments	(1.5)	(2.3)

Net cash provided by (used in) financing activities	(46.5)	48.7

Effect of exchange rate changes on cash	(0.8)	(1.3)

Net decrease in cash and cash equivalents	(78.8)	(47.9)
Cash and cash equivalents at beginning of period	188.7	154.9

Cash and cash equivalents at end of period	$109.9	$107.0

Supplemental cash flow information:
Cash payments for interest	$56.2	$22.5
Cash payments for income taxes	$2.3	$6.9

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer movies and video games for in-store rental, sale and trade and sell other entertainment-related merchandise. We also offer an online service of rental and sale of movies delivered by mail, digital delivery through blockbuster.com and BLOCKBUSTER On Demand and physical delivery through kiosks.

We operate our business in two segments. The Domestic segment consists primarily of all U.S. store operations and by-mail subscription service operations, as well as vending kiosks and the digital delivery of movies through blockbuster.com and other electronic devices. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

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

We incurred a net loss from operations for the quarter and fiscal year ended April 4, 2010 and January 3, 2010, respectively, and have a stockholders’ deficit as of April 4, 2010 and January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 3, 2010, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, except where discussed below.

Fair Value of Financial Instruments

At April 4, 2010, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) and our 11.75% Senior Secured Notes due 2014. The estimated fair values of our Senior Subordinated Notes and Senior Secured Notes at April 4, 2010 and January 3, 2010, are based on trading activity.

A summary of the carrying values and the fair values of our Senior Secured Notes and our Senior Subordinated Notes is as follows:

	April 4, 2010			January 3, 2010
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Secured Notes	$630.0	$595.4	$459.9	$675.0	$637.6	$641.3
Senior Subordinated Notes	$300.0	$300.0	$60.8	$300.0	$300.0	$168.0

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Year-to-date in fiscal 2010 and 2009, no financial instruments were held or issued for trading purposes.

Store Closures

As of April 4, 2010 and January 3, 2010, the liability related to lease terminations and store closure reserves was $15.7 million and $8.1 million, respectively. We made payments of $13.2 million in rent and lease termination costs during the thirteen weeks ended April 4, 2010. There have been no significant adjustments to previously accrued store closure costs during 2010.

The following table presents operating expenses related to store closures during the thirteen weeks ended April 4, 2010 and April 5, 2009:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Closed store accruals and lease termination costs	$20.3	$1.1
Accelerated depreciation	3.7	2.3

Total store closure expense	$24.0	$3.4

Severance Charges

The following table presents the activity in severance liability for the thirteen weeks ended April 4, 2010 and April 5, 2009:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Beginning balance	$5.6	$4.7
Expense incurred and accrued	10.2	1.0
Adjustments to accruals	(0.3)	0.1
Amount paid	(6.7)	(3.5)

Ending balance	$8.8	$2.3

Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen weeks ended April 4, 2010 and April 5, 2009 was as follows:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Net income (loss)	$(65.4)	$27.7
Foreign currency translation adjustment, net of tax	2.8	(2.1)

Total comprehensive income (loss)	$(62.6)	$25.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Income Taxes

As of April 4, 2010 the liability for uncertain tax positions was approximately $2.8 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive effect on our effective tax rate.

The following is a summary of our domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	09/30/2004 and prior	No	Yes	N/A	Yes
Domestic	12/31/2004	No	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	Yes	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No
Domestic	12/31/2008	Yes	N/A	No	No
Domestic	12/31/2009	Yes	N/A	No	No

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination
Canada	2000 and prior	Post 2000	2001-2005
Italy	2004 and prior	Post 2004	N/A
Mexico	2003 and prior	Post 2003	N/A
United Kingdom	2004 and prior	Post 2004	N/A

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of April 4, 2010, we had recorded liabilities of approximately $0.6 million associated with accrued interest and penalties related to uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 17.0 million and 17.8 million shares of Class A common stock were outstanding as of April 4, 2010 and April 5, 2009, respectively. Additionally, 2.4 million and 1.8 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of April 4, 2010 and April 5, 2009, respectively. Because their inclusion would be anti-dilutive, all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock for the thirteen weeks ended April 4, 2010 were excluded from the computation of the weighted-average shares for diluted EPS. For the thirteen weeks ended April 5, 2009, all shares of Series A convertible preferred stock, and the restricted shares and restricted share units that had a dilutive effect were included in the weighted-average shares for diluted EPS. Because their inclusion would be anti-dilutive, all stock options were excluded from the weighted-average shares for diluted EPS for the thirteen weeks ended April 5, 2009.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the five consecutive quarterly periods beginning on February 15, 2009 and ending on May 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $5.5 million of accumulated dividends is recorded on our Consolidated Balance Sheets in “Accrued liabilities” as of April 4, 2010. Under Delaware law, we can only pay dividends on our shares of capital stock out of our surplus, or, if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For these purposes a surplus can be defined as the excess at any given time of a company’s net assets over capital, which is the aggregate par value of the outstanding shares of capital stock. We currently have a negative surplus and have no net profits for fiscal 2009 or fiscal 2010 to date. Under Delaware law, we are unable to pay dividends on shares of our capital stock, whether in cash or in shares of common stock, for so long as such negative surplus exists or until we generate sufficient net profits.

If we fail to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), then holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available therefore, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until we have paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until we have again paid all accumulated and unpaid dividends in full. In addition, if we fail to pay dividends for six quarterly dividend periods (whether or not consecutive), holders of the Series A convertible preferred stock who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to our Board of Directors, such additional directors to serve until we have paid all accumulated and unpaid dividends in full. In February 2010, 74,214 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 15.3 million shares of our Class A common stock. This included 0.9 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. In April 2010, an additional 39,075 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 8.2 million shares of our Class A common stock.

The table below presents a reconciliation of weighted-average shares, in millions, used in the calculation of basic and diluted EPS:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Weighted-average shares for basic EPS	202.9	192.7
Incremental shares for restricted shares, restricted share units and convertible preferred shares	—	30.1

Weighted-average shares for diluted EPS	202.9	222.8

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements which eliminates the residual method of revenue allocation and requires revenue to be allocated based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance should be

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2—Liquidity and Long-Term Debt

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

We are currently pursuing various recapitalization opportunities, which may include, among other things, an exchange of all or part of our senior subordinated notes for Class A common stock or the conversion of our Series A convertible preferred stock into Class A common stock. While we pursue these recapitalization opportunities, we are operating under a cash management strategy to enhance and preserve as much liquidity as possible. This ongoing cash management strategy temporarily limits some of our operational and strategic initiatives designed to grow our business over the long term. Since the end of fiscal 2009 we have successfully completed certain elements of our cash management strategy, including, among other things:

•	enhanced payment terms with several of the major studios by granting a lien on and security interest in substantially all of our Canadian assets;

•

optimized our store portfolio by closing 288 underperforming domestic company-operated stores in the first quarter, closing another 182 domestic company-operated stores in April and renegotiating leases on 536 domestic company-operated stores in the first four months of 2010;

•	eliminated our letter of credit requirements for lease guarantees;

•

modified our domestic stores’ movie rental terms and pricing, including the March 1, 2010 implementation of a new policy in our company-operated stores, where an additional daily rate is charged for each day a member chooses to keep the rental following the initial rental period; and

•	reengineered our corporate, field overhead and distribution organizations and processes to increase efficiency and reduce our operating costs.

Other elements of our cash management plan that we continue to pursue include, among other things:

•	managing our working capital through optimization of inventory levels by:

•	selling underperforming rental inventory; and

•	aligning our product buys more effectively with anticipated store customer traffic;

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•	further reducing our selling, general and administrative expenses in fiscal 2010 by, among other things:

•	closing underperforming domestic company-operated stores, of which 81 are anticipated to close during the last eight months of 2010; and

•	reducing our domestic advertising expense;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending for fiscal 2010;

•	reducing the restricted cash used as collateral for certain letters of credit;

•	lengthening the cycle of payables to certain vendors; and

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations.

We expect cash on hand, cash from operations, cash generated from our cash management strategy and, if necessary, the liquidity benefit resulting from the recapitalization of our debt and equity structure to be sufficient to fund our anticipated cash requirements for minimum capital expenditures, working capital purposes including rental library purchases, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months.

However, there can be no assurance that we will continue to successfully implement our cash management strategy (discussed above) or that we can successfully execute the recapitalization opportunities we are pursuing. Our ability to successfully execute a recapitalization of our debt and equity may be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business and our ability to maintain satisfactory trade terms, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. In addition, we have experienced increased competition which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current fiscal 2010 plan contemplates a domestic same-store sales decline. Further deterioration would negatively impact our anticipated revenues, results of operations and cash flows. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the rate at which customers are shifting preferences in entertainment delivery channels, competitive pressures, and no significant contraction in our trade terms.

Even with a successful and efficient implementation of the cash management strategy, the successful achievement of our planned revenues for 2010, and the successful recapitalization of our debt and equity structure, we may not achieve anticipated results and we may have to take other actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, further reducing or delaying capital expenditures or making a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our results of operations and financial performance would suffer. As noted above, we renegotiated our agreements with certain of our largest vendors and pledged our Canadian assets to help ensure continued supply of product from these vendors.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to our consolidated financial statements for further discussion of these items.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Debt Balances

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	April 4, 2010	January 3, 2010
Current portion
Senior Secured Notes, interest rate of 11.75%	$79.4	$101.6
Current portion of capital lease obligations	5.7	6.1

	85.1	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	516.0	536.0
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	816.0	836.0
Capital lease obligations, less current portion	18.5	19.9

	834.5	855.9

Total	$919.6	$963.6

Senior Secured Notes

We completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009. We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction.

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes is payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010. As of April 4, 2010 and January 3, 2010 we had $630.0 million and $675.0 million, respectively, of aggregate principal outstanding on the Notes.

The Notes were issued pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), between Blockbuster Inc., the Guarantors and U.S. Bank National Association, as trustee. There are no maintenance covenants with respect to our financial performance. However, the Indenture does contain transaction-based restrictive covenants, including but not limited to, limitations on us and our restricted subsidiaries to:

•	sell certain assets which secure the Notes;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into sale and leaseback transactions.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

•	pay cash dividends, repurchase our capital stock or make other restricted payments;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	make capital expenditures in excess of $70 million in fiscal 2010 and $80 million each following year through fiscal 2014;

•	agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as Unrestricted Subsidiaries.

On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable due to deteriorating market conditions. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook, and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook. On March 18, 2010, Standard & Poor’s downgraded our corporate credit rating to CC from CCC, with a negative outlook.

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

On each January 1, April 1, July 1 and October 1 commencing January 1, 2010, we are required to redeem 3.333% of the aggregate original principal amount of the Notes at a redemption price of 106% of the principal amount thereof (“Mandatory Redemption”), plus accrued and unpaid interest, if any, to the applicable date of redemption. If we redeem or repurchase Notes other than through a Mandatory Redemption, all remaining Mandatory Redemptions will be reduced.

Upon the occurrence of a change of control (as defined in the Indenture), any holder of Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

If more than $25.0 million of the aggregate principal amount of our $300 million aggregate principal amount our Senior Subordinated Notes are outstanding on May 31, 2012, then holders of the Notes will have the right to require us to repurchase all or any part of their Notes at a purchase price in cash equal to 100% of their principal amount, plus accrued and unpaid interest to the repurchase date. In addition, if for any fiscal year, commencing with the fiscal year ended January 3, 2010, we have excess cash flow (as defined in the Indenture), we will be required within 120 days after the end of such fiscal year to make an offer to repurchase Notes, for an aggregate amount equal to 50% of excess cash flow for such fiscal year (subject to reduction by a credit for Notes optionally repurchased by us during such fiscal year), at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of purchase. We did not generate excess cash flow for the year ended January 3, 2010.

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

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of April 4, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

Amended Credit Facility and Cash Collateralized Letters of Credit

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

Note 3—Stock and Share-Based Payments

For the thirteen weeks ended April 4, 2010 and April 5, 2009, we recognized less than $0.1 million and $2.0 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the thirteen weeks ended April 4, 2010, no stock options were granted or exercised and 0.4 million stock options were cancelled. In addition, 0.8 million restricted shares or restricted share units were granted, no restricted shares and restricted share units were exercised, and no restricted shares and restricted share units were cancelled. As of April 4, 2010, 17.0 million stock options and 2.4 million restricted shares and restricted share units remained outstanding.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of April 4, 2010 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Thirty-nine week period ended January 2, 2011	$0.4	$0.6	$1.0
Year ended January 1, 2012 and thereafter	0.2	0.1	0.3

Total	$0.6	$0.7	$1.3

Note 4—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $2.6 million and $2.5 million for the thirteen weeks ended April 4, 2010 and April 5, 2009, respectively, pursuant to our commercial arrangements with Take-Two. At April 4, 2010, our Consolidated Balance Sheets included $0.1 million reduction for vendor credits from Take-Two recorded in “Accounts payable.” At January 3, 2010, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and $1.7 million recorded in “Accounts payable.”

We have entered into a broker service agreement, effective as of October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company will serve as our exclusive insurance broker of record through October 1, 2010. Director James W. Crystal is Chairman and Chief Executive Officer of Frank Crystal & Company, a full service insurance brokerage and services company. We paid Frank Crystal & Company less than $0.1 million for the thirteen weeks ended April 4, 2010. We do not have any payables to or receivables from Frank Crystal & Company as of April 4, 2010.

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

On May 20, 2009, Nicholas Lampone filed a putative class action in the Superior Court of Los Angeles County, California alleging Blockbuster’s “no late fees” program is a breach of contract and violates California’s consumer protection and unfair competition statutes prohibiting unfair, unlawful and deceptive business practices. Plaintiff sought class certification, restitution, injunctive relief, general damages, special damages, compensatory damages, punitive damages, equitable relief, attorneys’ fees, interest, and costs. Blockbuster removed the case to the United States District Court for the Central District of California. On April 22, 2010, plaintiff Lampone dismissed his claims with prejudice.

Blockbuster is a defendant in one remaining lawsuit arising out of the Blockbuster and Facebook websites. On April 9, 2008, Cathryn Elaine Harris filed a putative class action complaint under the Video Privacy Protection Act (“VPPA”) in the United States District Court for the Eastern District of Texas. On June 3, 2008, plaintiff Harris filed her first amended class action complaint adding Mario Herrera and Maryam Hosseiny as additional named plaintiffs. Plaintiffs purported to act on behalf of every individual who has ever been a member of Facebook and Blockbuster online during the same time period since November 6, 2007, whose name, and/or address, or a title, description, or subject matter of any video tapes or other audio visual materials that were rented, sold or delivered to each individual were distributed to third parties by Blockbuster without the informed written consent of such individuals obtained at the time the disclosure was made. Plaintiffs claimed Blockbuster violated the VPPA when we knowingly distributed plaintiffs’ video tape rental and sales records to Facebook, a

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

third party, without plaintiffs’ consent at the time of the disclosure. Plaintiffs sought class certification, statutory damages, punitive damages, attorneys’ fees, costs, and injunctive relief. On December 30, 2008, the trial court granted Blockbuster’s amended motion to transfer venue and transferred the lawsuit to the United States District Court for the Northern District of Texas, Dallas Division. On February 9, 2010, plaintiffs dismissed their claims with prejudice. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Megan Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. Plaintiffs have stipulated that Blockbuster is not required to respond to the pending complaint at this time. On October 23, 2009, the court preliminarily approved a settlement on behalf of the putative class of plaintiffs. The proposed settlement is pending final approval by the court. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 6—Discontinued Operations

During the third quarter of 2009, we completed the sale of Xtra-vision Limited (“Xtra-vision”), a 184 store entertainment retailer in Ireland, to Birchhall Investments Limited, an affiliate company of NCB Group Limited (“Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of Blockbuster Holdings Ireland, our wholly-owned subsidiary and the parent company of Xtra-Vision. The operations of Xtra-vision have been classified as discontinued operations, and its results of operations are reflected under “Income (loss) from discontinued operations” in our consolidated financial statements.

The following table summarizes the results of discontinued operations, which includes immaterial amounts from previous divestitures:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Revenues	$—	$36.3
Income (loss) before income taxes (includes loss on sale)	$(0.1)	$1.2
Provision for income taxes	—	(0.1)

Income (loss) from discontinued operations	$(0.1)	$1.1

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

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com. The International segment is comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended April 4, 2010
Revenues	$647.8	$291.6	$—	$939.4
Operating income (loss)	7.9	0.8	(38.1)	(29.4)
Depreciation and intangible amortization	18.8	6.0	1.4	26.2
Net capital expenditures	2.3	0.9	0.8	4.0

Thirteen weeks ended April 5, 2009
Revenues	$806.2	$279.7	$—	$1,085.9
Operating income (loss)	60.8	10.8	(21.4)	50.2
Depreciation and intangible amortization	25.6	6.7	1.4	33.7
Net capital expenditures	6.0	1.3	1.2	8.5

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

	Statement of Operations for the Thirteen Weeks Ended April 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$551.2	$—	$168.4	$—	$719.6
Merchandise sales	93.1	—	122.0	—	215.1
Other revenues	12.4	15.6	0.9	(24.2)	4.7

	656.7	15.6	291.3	(24.2)	939.4

Cost of sales:
Cost of rental revenues	209.4	—	60.7	—	270.1
Cost of merchandise sold	75.5	—	91.6	—	167.1

	284.9	—	152.3	—	437.2

Gross profit	371.8	15.6	139.0	(24.2)	502.2

Operating expenses:
General and administrative	358.0	15.7	134.9	(24.2)	484.4
Advertising	15.2	—	5.8	—	21.0
Depreciation and intangible amortization	20.2	—	6.0	—	26.2

	393.4	15.7	146.7	(24.2)	531.6

Operating income (loss)	(21.6)	(0.1)	(7.7)	—	(29.4)
Interest (expense) income, net	(33.0)	—	(0.2)	—	(33.2)
Other items, net	(1.6)	—	—	—	(1.6)

Income (loss) before income taxes	(56.2)	(0.1)	(7.9)	—	(64.2)
Provision for income taxes	(1.2)	—	0.1	—	(1.1)
Equity in income (loss) of affiliated companies, net of tax	(7.9)	—	—	7.9	—

Income (loss) from continuing operations	(65.3)	(0.1)	(7.8)	7.9	(65.3)
Income from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)

Net income (loss)	$(65.4)	$(0.1)	$(7.8)	$7.9	$(65.4)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended April 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$682.8	$—	$160.4	$—	$843.2
Merchandise sales	118.2	—	118.5	—	236.7
Other revenues	12.8	17.5	0.5	(24.8)	6.0

	813.8	17.5	279.4	(24.8)	1,085.9

Cost of sales:
Cost of rental revenues	257.6	—	52.3	—	309.9
Cost of merchandise sold	114.6	—	88.1	—	202.7

	372.2	—	140.4	—	512.6

Gross profit	441.6	17.5	139.0	(24.8)	573.3

Operating expenses:
General and administrative	362.2	17.6	122.9	(24.8)	477.9
Advertising	6.7	—	4.8	—	11.5
Depreciation and intangible amortization	27.0	—	6.7	—	33.7

	395.9	17.6	134.4	(24.8)	523.1

Operating income (loss)	45.7	(0.1)	4.6	—	50.2
Interest (expense) income, net	(18.0)	—	0.7	—	(17.3)
Other items, net	(1.4)	—	0.6	—	(0.8)

Income (loss) from continuing operations before income taxes	26.3	(0.1)	5.9	—	32.1
Provision for income taxes	(2.1)	—	(3.4)	—	(5.5)
Equity in income (loss) of affiliated companies, net of tax	3.5	—	—	(3.5)	—

Income (loss) from continuing operations	27.7	(0.1)	2.5	(3.5)	26.6
Income (loss) from discontinued operations, net of tax	—	—	1.1	—	1.1

Net income (loss)	$27.7	$(0.1)	$3.6	$(3.5)	$27.7

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of April 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$57.5	$—	$52.4	$—	$109.9
Receivables, net	35.4	—	20.2	—	55.6
Intercompany receivables	—	1.4	31.1	(32.5)	—
Merchandise inventories	122.4	—	132.8	—	255.2
Rental library, net	230.7	—	88.6	—	319.3
Deferred income taxes	—	—	13.7	—	13.7
Prepaid and other current assets	88.7	—	38.2	—	126.9

Total current assets	534.7	1.4	377.0	(32.5)	880.6
Property and equipment, net	180.7	—	57.7	—	238.4
Deferred income taxes	101.0	—	9.0	—	110.0
Investment in subsidiaries	288.7	—	—	(288.7)	—
Intangibles, net	7.0	—	0.5	—	7.5
Restricted cash	35.3	—	0.5	—	35.8
Other assets	43.3	—	3.2	—	46.5

	$1,190.7	$1.4	$447.9	$(321.2)	$1,318.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$142.8	$1.9	$61.9	$—	$206.6
Intercompany payables	32.5	—	—	(32.5)	—
Accrued expenses	318.7	0.4	71.7	—	390.8
Current portion of long-term debt	79.4	—	—	—	79.4
Current portion of capital lease obligations	5.3	—	0.4	—	5.7
Deferred income taxes	101.0	—	13.0	—	114.0

Total current liabilities	679.7	2.3	147.0	(32.5)	796.5
Long-term debt, less current portion	816.0	—	—	—	816.0
Capital lease obligations, less current portion	18.5	—	—	—	18.5
Other liabilities	50.7	—	11.3	—	62.0

	1,564.9	2.3	158.3	(32.5)	1,693.0
Total stockholders’ equity (deficit)	(374.2)	(0.9)	289.6	(288.7)	(374.2)

	$1,190.7	$1.4	$447.9	$(321.2)	$1,318.8

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(38.6)	$(0.5)	$(11.7)	$—	$(50.8)

Investing activities:
Capital expenditures	(3.1)	—	(0.9)	—	(4.0)
Change in restricted cash	22.7	—	—	—	22.7
Other investing activities	0.6	—	—	—	0.6

Net cash provided by (used in) investing activities	20.2	—	(0.9)	—	19.3

Financing activities:
Repayments on senior secured notes	(45.0)	—	—	—	(45.0)
Capital lease payments	(1.4)	—	(0.1)	—	(1.5)
Intercompany loans	(3.5)	—	3.5	—	—

Net cash provided by (used in) financing activities	(49.9)	—	3.4	—	(46.5)

Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Net decrease in cash and cash equivalents	(68.3)	(0.5)	(10.0)	—	(78.8)
Cash and cash equivalents at beginning of period	125.8	0.5	62.4	—	188.7

Cash and cash equivalents at end of period	$57.5	$—	$52.4	$—	$109.9

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirteen Weeks Ended April 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(58.3)	$0.2	$(29.1)	$—	$(87.2)

Investing activities:
Capital expenditures	(7.2)	—	(1.3)	—	(8.5)
Proceeds from insurance recoveries	0.4	—	—	—	0.4

Net cash provided by (used in) investing activities	(6.8)	—	(1.3)	—	(8.1)

Financing activities:
Proceeds from credit agreement	110.0	—	—	—	110.0
Repayments on credit agreement	(42.3)	—	—	—	(42.3)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt financing costs	(13.9)	—	—	—	(13.9)
Capital lease payments	(2.3)	—	—	—	(2.3)
Intercompany loans	(4.3)	—	4.3	—	—

Net cash provided by (used in) financing activities	44.4	—	4.3	—	48.7

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Net decrease in cash and cash equivalents	(20.7)	0.2	(27.4)	—	(47.9)
Cash and cash equivalents at beginning of period	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of period	$71.8	$0.3	$34.9	$—	$107.0

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 6,100 stores in the United States, its territories and 17 other countries as of April 4, 2010. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, vending kiosks and digital devices. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

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

2010 Strategic Objectives

Stores—Focus on improving the customer shopping experience by:

•

successfully restructuring studio contracts in the first quarter to ensure new movies continue to be released to Blockbuster customers for rental the same day-and-date the movies are first made available to the public for purchase;

•	enhancing merchandising initiatives;

•	introducing Direct Access, which allows in-store customers to access our by-mail inventory and have movies shipped directly to their homes; and

•	providing exclusive products.

By-Mail—Optimize our by-mail distribution channel by:

•	enhancing our product offering through the addition of video game rentals in select markets, expansion of Blu-ray and integration of the digital delivery channel into our by-mail platform; and

•	actively pursuing third-party relationships, alliances, and/or joint ventures to expand our by-mail business.

Vending kiosks—Focus on this distribution channel through an alliance with NCR, which has already deployed over 4,000 kiosks and plans to deploy a total of 10,000 kiosks by the end of 2010.

Digital—Continue to expand our digital presence using methods such as:

•	strategic alliances with consumer electronic device manufacturers and infrastructure providers;

•	the launch of mobile streaming via the T-Mobile HTC HD2 Smartphone during the quarter; and

•	enhanced features and capabilities for our blockbuster.com website.

Cost management and liquidity—We will continue to closely monitor our costs and continue seeking operational efficiencies and cost reduction opportunities. Our focus has been and will continue to be on cost reductions and liquidity enhancing efforts through:

•

the continued closure of less profitable stores, of which 288 domestic company-owned stores were closed in the first quarter, resulting in over $20 million of store closure costs, and approximately 260 are planned to close domestically during the remainder of 2010, of which 182 were closed during April 2010;

•	lease renegotiations to generate significant reductions in future store occupancy costs, of which approximately 1,000 domestic leases are targeted for renegotiation during 2010; and

•	the ongoing pursuit of the sale and licensing of our international assets while maintaining an international brand presence overseas.

Key Financial Points for the Thirteen Weeks Ended April 4, 2010

•	Same-store revenues decreased 7.1%.

•	Continued closure of less profitable stores, of which 310 company-owned stores were closed worldwide in the first quarter, resulting in over $20 million of store closure costs.

•	Renegotiated our domestic studio contracts with Fox, Sony and Warner in exchange for a first lien on Blockbuster Canada Co.’s assets.

•	Changed pricing terms including implementation of “Additional Daily Rate” to domestic corporate stores.

•	Eliminated the remaining letters of credit related to leases guaranteed by our former parent, Viacom Inc. in January 2010.

Outlook

In 2010, our goal is to preserve liquidity and optimize our capital structure while we continue the transformation to a multi-channel platform. Over the next 12 to 18 months, we expect to continue facing the challenges of increased industry competition and fragmentation as well as balancing the decline of a single channel with the ascension of emerging channels, such as vending and digital. As we look at our plans for 2010, stores remain a key component of our multi-channel offering. Our current 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Factors contemplated in our current 2010 plan that we expect to mitigate these challenges are modification of our domestic stores movie rental terms and pricing, implementation of studio windows, industry factors such as Hollywood/Movie Gallery store closures, better execution of our rental games offering, a balanced slate of movie releases and merchandising improvements including Blockbuster Premieres. However, there can be no assurance regarding these matters given increased competition, which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Further deterioration would negatively impact our anticipated revenues, profitability and cash flows from operations. The expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the rate at which customers are shifting preferences in entertainment delivery channels, competitive pressures, and no significant contraction in our trade terms.

For the full year 2010, we will continue to take actions to improve liquidity. We expect to further reduce general and administrative expenses by over $200 million, continue to rationalize the domestic store portfolio and work to divest international assets. In addition, our 2010 global capital expenditures will remain at maintenance levels of approximately $30 million and we will aggressively manage working capital. We will also continue to explore a variety of strategic alternatives to strengthen our capital structure to position us for success in our transformational efforts. We are in the process of developing and initiating certain operational and business strategies to attempt to maximize our cash and cash equivalents over the near term. One initiative we are pursuing involves an exchange of all or part of our senior subordinated notes for Class A common stock. We also may seek certain modifications to the senior secured notes from the holders thereof. Consistent with this approach, the holders of the senior secured notes and the senior subordinated notes have been contacted and have formed respective note holder committees, have retained advisors, with which we are engaged in negotiations, and are conducting due diligence. Assuming that we can reach agreement with such holders on the terms of an exchange, we will seek to implement an exchange during the latter part of the second quarter or early part of the third quarter of this year, depending on the timing of SEC clearance of the exchange documentation and when we receive, if necessary, shareholder approval. In connection with pursuing an exchange, we will also be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into our Class A common stock. We can give no assurance that we can successfully execute an exchange and preferred stock conversion strategy or any of the other strategies we are pursuing and our ability to do so could be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. It is possible that a successful and efficient implementation of an exchange or any of the other strategies we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. See “Liquidity and Capital Resources” below for further discussion of our operational plan to preserve liquidity.

Although we still face challenging conditions, we continue to reposition and transform Blockbuster into a multi-channel brand by increasing our points of presence through alliances for vending and digital distribution and by offering our customers the most convenient access to media entertainment. Through our alliance with NCR, we expect a total of 10,000 Blockbuster Express kiosks by the end of 2010. We also plan to grow the by-mail channel and further expand availability of our digital offering through BLOCKBUSTER On Demand. By leveraging our brand to deliver content through multiple channels, we have positioned ourselves to be a leading provider of convenient access to media entertainment. Through the planned integration of our stores, by-mail, vending kiosks and digital services, we intend to utilize a centralized customer database, realize supply chain efficiencies and ultimately deliver a superior customer experience. We believe this multi-channel capability differentiates us from our competitors and positions us to meet the challenges of operating in the rapidly changing media entertainment industry.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Statement of Operations Data:
Revenues	$939.4	$1,085.9
Cost of sales	437.2	512.6

Gross profit	502.2	573.3
Operating expenses	531.6	523.1

Operating income (loss)	(29.4)	50.2
Interest expense	(33.2)	(17.5)
Interest income	—	0.2
Other items, net	(1.6)	(0.8)

Income (loss) from continuing operations before income taxes	(64.2)	32.1
Benefit (provision) for income taxes	(1.1)	(5.5)

Income (loss) from continuing operations	(65.3)	26.6
Income (loss) from discontinued operations, net of tax (1)	(0.1)	1.1

Net income (loss)	$(65.4)	$27.7

Cash Flow Data:
Cash flows provided by (used in) operating activities	$(50.8)	$(87.2)
Cash flows provided by (used in) investing activities	$19.3	$(8.1)
Cash flows provided by (used in) financing activities	$(46.5)	$48.7

Other Data:
Depreciation and intangible amortization	$26.2	$33.7
EBITDA (2)	$(3.2)	$83.9

Margins:
Rental margin (3)	62.5%	63.2%
Merchandise margin (4)	22.3%	14.4%
Gross margin (5)	53.5%	52.8%

Worldwide Store Data:
Same-store revenues increase (decrease) (6)
Rental revenues	(6.3)%	(11.4)%
Merchandise sales	(9.0)%	(3.7)%
Total revenues	(7.1)%	(9.6)%
Company-operated stores at end of period	4,914	5,742
Franchised stores at end of period	1,222	1,525
Total stores at end of period	6,136	7,267

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at April 4, 2010:
Domestic
Company-operated stores	3,240	5.6	18,054
Distribution centers	39	N/A	1,119
Corporate / regional offices	8	N/A	400
International
Company-operated stores	1,674	3.2	5,374
Distribution centers	6	N/A	170
Corporate / regional offices	6	N/A	88

(1)	During August 2009 we sold Xtra-vision, our Ireland subsidiary. These operations have been classified as discontinued operations.

(2)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

(3)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(4)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(5)	Gross profit as a percentage of total revenues.

(6)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com and BLOCKBUSTER On Demand. As of April 4, 2010, we had 3,677 stores operating under the BLOCKBUSTER brand in the United States and its territories, of which 437 stores were operated through our franchisees. We also had 3,345 vending kiosks operating under the BLOCKBUSTER Express brand in the United States and its territories at that date.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of April 4, 2010, we had 2,459 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 17 markets outside of the United States. Of these stores, 785 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. On August 28, 2009, we completed the sale of our subsidiary in Ireland. The results for Ireland have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic Stores	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended April 4, 2010
Revenues	$647.8	$291.6	$—	$939.4
Cost of sales	284.9	152.3	—	437.2

Gross profit	362.9	139.3	—	502.2
Operating expenses	355.0	138.5	38.1	531.6

Operating income (loss)	$7.9	$0.8	$(38.1)	$(29.4)

Thirteen Weeks Ended April 5, 2009
Revenues	$806.2	$279.7	$—	$1,085.9
Cost of sales	372.1	140.5	—	512.6

Gross profit	434.1	139.2	—	573.3
Operating expenses	373.3	128.4	21.4	523.1

Operating income (loss)	$60.8	$10.8	$(21.4)	$50.2

Thirteen Weeks Ended April 4, 2010 Compared with Thirteen Weeks Ended April 5, 2009

Domestic Segment. The following table is a summary of domestic stores results of operations.

	Thirteen Weeks Ended April 4, 2010		Thirteen Weeks Ended April 5, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$409.9	63.3%	$516.2	64.1%	$(106.3)	(20.6)%
Games	47.2	7.3%	54.3	6.7%	(7.1)	(13.1)%
Previously rented product (“PRP”)	94.1	14.5%	112.2	13.9%	(18.1)	(16.1)%

Total rental revenues	551.2	85.1%	682.7	84.7%	(131.5)	(19.3)%

Merchandise sales:
Movies	42.5	6.6%	51.1	6.4%	(8.6)	(16.8)%
Games	5.5	0.8%	22.0	2.7%	(16.5)	(75.0)%
General merchandise	45.1	7.0%	45.2	5.6%	(0.1)	(0.2)%

Total merchandise sales	93.1	14.4%	118.3	14.7%	(25.2)	(21.3)%

Royalties and other	3.5	0.5%	5.2	0.6%	(1.7)	(32.7)%

Total revenues	647.8	100.0%	806.2	100.0%	(158.4)	(19.6)%

Cost of sales:
Cost of rental revenues	209.4	32.3%	257.6	32.0%	(48.2)	(18.7)%
Cost of merchandise sold	75.5	11.7%	114.5	14.2%	(39.0)	(34.1)%

	284.9	44.0%	372.1	46.2%	(87.2)	(23.4)%

Gross profit	362.9	56.0%	434.1	53.8%	(71.2)	(16.4)%

Operating expenses:
General and administrative:
Stores	289.3	44.7%	304.8	37.8%	(15.5)	(5.1)%
Corporate and field	31.7	4.9%	36.2	4.5%	(4.5)	(12.4)%

Total general and administrative	321.0	49.6%	341.0	42.3%	(20.0)	(5.9)%

Advertising	15.2	2.3%	6.7	0.8%	8.5	126.9%
Depreciation and intangible amortization	18.8	2.9%	25.6	3.2%	(6.8)	(26.6)%

	355.0	54.8%	373.3	46.3%	(18.3)	(4.9)%

Operating income (loss)	$7.9	1.2%	$60.8	7.5%	$(52.9)	(87.0)%

EBITDA (1)	$26.7	4.1%	$86.4	10.7%	$(59.7)	(69.1)%

Margins:
Rental margin	$341.8	62.0%	$425.1	62.3%	$(83.3)	(19.6)%
Merchandise margin	$17.6	18.9%	$3.8	3.2%	$13.8	363.2%
Gross margin	$362.9	56.0%	$434.1	53.8%	$(71.2)	(16.4)%
Other:
Ending by-mail subscriber count		1.3		1.8

	Thirteen Weeks Ended April 4, 2010	Thirteen Weeks Ended April 5, 2009
Same-store revenues increase/(decrease)
Rental revenues	(6.4)%	(12.3)%
Merchandise revenues	(13.9)%	(3.1)%
Total revenues	(7.8)%	(10.9)%

(1)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $29.6 million decrease in same-store base rental revenues driven by decreased active store members partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate (“ADR”), described below;

•	a $32.2 million decrease in by-mail revenues as a result of a 29.9% decline in average by-mail subscribers;

•	a decline in company-operated stores of 586, or 15.3%, during the last four quarters; and

•	a decline in PRP revenues as a result of heavily discounted prices in stores which were being liquidated during the first quarter of 2010, partially offset by an increase in units sold.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, where ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, then after, the rental will be converted to an automatic sale. ADR revenue was $33.7 million and $13.7 million during the first quarter of 2010 and 2009, respectively. We expect that future revenues generated from ADR charges will represent a larger percentage of domestic rental revenue than it has in previous periods.

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

•

a $14.0 million, decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic versus the impact in prior year of a national roll-out of games to all domestic stores at the end of 2008;

•	an $8.6 million decrease in movie sales due primarily to price reductions in the current year on select titles; and

•	a decline in company-operated stores discussed above.

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $24.9 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers; and

•	a decrease in revenues discussed above; offset by

•	nonrecurring contractual settlements with vendors in prior year of $3.3 million; and

•	increased PRP cost of goods sold due to increase in units sold versus prior year as discussed above.

•

Merchandise cost of goods sold decreased $39.0 million due to the decline in sales mentioned above and a $16.7 million obsolescence adjustment in the first quarter of 2009 for price reductions related to the bulk sale of games to a third-party wholesaler.

Domestic—Gross profit

•	Rental gross margin remained relatively flat over prior year.

•	Merchandise gross margin increased from 3.2% to 18.9% due to the $16.7 million obsolescence adjustment in 2009 as noted above.

Domestic—Operating expenses

•

Store general and administrative expense decreased $15.5 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $4.5 million primarily due to our cost-savings measures.

•

During the first quarter, we closed 288 domestic company-operated stores and recorded $20.3 million in store closure expenses, excluding depreciation. In April 2010, we closed an additional 182 stores and incurred approximately $20 million in store closure costs. We plan to close another 81 locations in the last eight months of 2010, for which we may incur significant additional store closure costs. Historically we have incurred a broad range of costs on individual locations and cannot accurately estimate the amount that will be incurred for these additional store closures.

•	Advertising expense increased $8.5 million as a result of increased advertising for our online operations and increased general advertising in the first half of the quarter.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended April 4, 2010		Thirteen Weeks Ended April 5, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$128.8	44.2%	$122.4	43.8%	$6.4	5.2%
Games	12.8	4.4%	12.0	4.3%	0.8	6.7%
PRP	26.8	9.2%	26.1	9.3%	0.7	2.7%

Total rental revenues	168.4	57.8%	160.5	57.4%	7.9	4.9%

Merchandise sales:
Movies	36.3	12.4%	33.1	11.8%	3.2	9.7%
Games	59.0	20.2%	59.2	21.2%	(0.2)	(0.3)%
General merchandise	26.7	9.2%	26.1	9.3%	0.6	2.3%

Total merchandise sales	122.0	41.8%	118.4	42.3%	3.6	3.0%

Royalties and other	1.2	0.4%	0.8	0.3%	0.4	50.0%

Total revenues	291.6	100.0%	279.7	100.0%	11.9	4.3%

Cost of sales:
Cost of rental revenues	60.7	20.8%	52.3	18.7%	8.4	16.1%
Cost of merchandise sold	91.6	31.4%	88.2	31.5%	3.4	3.9%

	152.3	52.2%	140.5	50.2%	11.8	8.4%

Gross profit	139.3	47.8%	139.2	49.8%	0.1	0.1%

Operating expenses:
General and administrative	126.7	43.4%	116.9	41.8%	9.8	8.4%
Advertising	5.8	2.0%	4.8	1.7%	1.0	20.8%
Depreciation and intangible amortization	6.0	2.1%	6.7	2.4%	(0.7)	(10.4)%

	138.5	47.5%	128.4	45.9%	10.1	7.9%

Operating income (loss)	$0.8	0.3%	$10.8	3.9%	$(10.0)	(92.6)%

EBITDA (2)	$6.8	2.3%	$17.5	6.3%	$(10.7)	(61.1)%

Margins:
Rental margin	$107.7	64.0%	$108.2	67.4%	$(0.5)	(0.5)%
Merchandise margin	$30.4	24.9%	$30.2	25.5%	$0.2	0.7%
Gross margin	$139.3	47.8%	$139.2	49.8%	$0.1	0.1%

	Thirteen Weeks Ended April 4, 2010	Thirteen Weeks Ended April 5, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(6.2)%	(8.4)%
Merchandise revenues	(5.1)%	(4.2)%
Total revenues	(5.8)%	(6.7)%

(1)	Changes in international same-store revenues do not include the impact of foreign exchange.

(2)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

International—Rental revenues

•	Rental revenues increased primarily due to:

•	a favorable foreign currency exchange impact of $19.8 million, with Canada and the United Kingdom contributing the majority of the impact; and

•	a $4.6 million increase in extended viewing fees, primarily due to Canada’s implementation of the ADR policy mentioned above;

•

offset by a same-store movie rental decrease of 6.4%, with Canada contributing the majority of the decrease, driven by reduced traffic, partially offset by an increase in same-store movie rentals in the United Kingdom and Mexico as a result of a higher volume of transactions; and

•	a decline in company-operated stores of 58, or 3.0%, during the last four quarters.

International—Merchandise sales

•	Merchandise sales increased primarily due to:

•	a favorable foreign currency exchange impact of $11.6 million, with Canada and the United Kingdom contributing the majority of the impact;

•	offset by a same-store game sales decrease of 7.7%, with decreased sales in all major markets due to increased competition offering lower prices; and

•	the reduced store count discussed above.

International—Cost of sales

•	We experienced an unfavorable foreign currency exchange impact of $16.4 million, with Canada and the United Kingdom contributing the majority of the impact;

•	offset by a decrease in rental and merchandise cost of sales primarily due to the decrease in revenues discussed above.

International—Gross margin

•	Rental margin and merchandise gross margin remained relatively flat due to the foreign currency exchange impacts offset by the decreases in revenues discussed above.

International—Operating expenses

•	Operating expenses increased primarily due to:

•	an unfavorable foreign currency exchange impact of $15.1 million;

•	offset by a $1.4 million decrease in compensation expense due to a reduction in head count, including a $1.3 million increase in severance, excluding the impact of foreign currency exchange;

•	a $1.2 million decrease in occupancy expense driven by our decline in store count discussed above, excluding the impact of foreign currency exchange; and

•	a $1.1 million decrease in general and administrative costs driven by our cost-savings measures, excluding the impact of foreign currency exchange.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	April 4, 2010	April 5, 2009	Dollar	Percent
General and administrative	$36.7	$20.0	$16.7	83.5%
Depreciation and intangible amortization	1.4	1.4	—	0.0%

Operating expenses	$38.1	$21.4	$16.7	78.0%

Operating expenses increased primarily due to:

•	an increase in general and administrative expense due to:

•	settlement of a $12.6 million future liability for $5.0 million, which resulted in a $7.6 million release of liabilities in the first quarter of 2009;

•	a $6.9 million increase in corporate compensation expense, driven by non-store personnel severance offset slightly by a reduction in head count; and

•

a $4.5 million increase in professional fees due primarily to $4.1 million in professional fees related to our recapitalization activities. We expect to incur significant professional fees associated with our recapitalization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Additional Consolidated Results.

•	Interest expense increased $15.7 million.

•	Non-cash interest increased $3.6 million related to the amortization of debt financing costs.

•	Cash interest increased $11.9 million due to higher average interest rates and higher average debt balances on our long-term debt during the quarter.

Non-GAAP Information—Reconciliation of EBITDA.

	Domestic Stores	International	Unallocated/ Corporate	Total
Reconciliation of EBITDA:
Thirteen Weeks Ended April 4, 2010
Operating income (loss)	$7.9	$0.8	$(38.1)	$(29.4)
Interest (expense) income, net (1)	—	—	(33.2)	(33.2)
Other items, net (1)	—	—	(1.6)	(1.6)
Provision for income taxes (1)	—	—	(1.1)	(1.1)
Income (loss) from discontinued operations, net of tax (1)	—	—	(0.1)	(0.1)

Net income (loss)	7.9	0.8	(74.1)	(65.4)
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	33.2	33.2
Other items, net	—	—	1.6	1.6
Provision for income taxes	—	—	1.1	1.1
Income (loss) from discontinued operations, net of tax	—	—	0.1	0.1
Depreciation and intangible amortization	18.8	6.0	1.4	26.2

EBITDA	$26.7	$6.8	$(36.7)	$(3.2)

Thirteen Weeks Ended April 5, 2009
Operating income (loss)	$60.8	$10.8	$(21.4)	$50.2
Interest (expense) income, net (1)	—	—	(17.3)	(17.3)
Other items, net (1)	—	—	(0.8)	(0.8)
Provision for income taxes (1)	—	—	(5.5)	(5.5)
Income (loss) from discontinued operations, net of tax (1)	—	—	1.1	1.1

Net income (loss)	60.8	10.8	(43.9)	27.7
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	17.3	17.3
Other items, net	—	—	0.8	0.8
Provision for income taxes	—	—	5.5	5.5
Income (loss) from discontinued operations, net of tax	—	—	(1.1)	(1.1)
Depreciation and intangible amortization	25.6	6.7	1.4	33.7

EBITDA	$86.4	$17.5	$(20.0)	$83.9

(1)	Management reviews these items on a global basis, not by segment.

We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income (loss) before interest (expense) income, impairment charges, income taxes and depreciation and amortization, as well as discontinued operations and other items, net, which are not included in income (loss) from operations. EBITDA for the first quarter of fiscal 2010 decreased $87.1 million. This decrease is primarily attributable to the variances discussed above.

EBITDA is not a measure of operating performance or liquidity under US GAAP and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

We incurred a net loss from operations for the quarter and year ended April 4, 2010 and January 3, 2010, respectively, and have a stockholders’ deficit as of April 4, 2010 and January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

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

We are currently pursuing various recapitalization opportunities, which may include, among other things, an exchange of all or part of our senior subordinated notes for Class A common stock or the conversion of our Series A convertible preferred stock into Class A common stock. While we pursue these recapitalization opportunities, we are operating under a cash management strategy to enhance and preserve as much liquidity as possible. This ongoing cash management strategy temporarily limits some of our operational and strategic initiatives designed to grow our business over the long term. Since the end of fiscal 2009 we have successfully completed certain elements of our cash management strategy, including, among other things:

•	enhanced payment terms with several of the major studios by granting a lien on and security interest in substantially all of our Canadian assets;

•

optimized our store portfolio by closing 288 underperforming domestic company-operated stores in the first quarter, closing another 182 domestic company-operated stores in April and renegotiating leases on 536 domestic company-operated stores in the first four months of 2010;

•	eliminated our letter of credit requirements for lease guarantees;

•

modified our domestic stores’ movie rental terms and pricing, including the March 1, 2010 implementation of a new policy in our company-operated stores, where an additional daily rate is charged for each day a member chooses to keep the rental following the initial rental period; and

•	reengineered our corporate, field overhead and distribution organizations and processes to increase efficiency and reduce our operating costs.

Other elements of our cash management plan that we continue to pursue include, among other things:

•	managing our working capital through optimization of inventory levels by:

•	selling underperforming rental inventory; and

•	aligning our product buys more effectively with anticipated store customer traffic;

•	further reducing our selling, general and administrative expenses by approximately $215 million in fiscal 2010 by, among other things:

•	closing underperforming domestic company-operated stores, of which 81 are anticipated to close during the last eight months of 2010; and

•	reducing domestic advertising expense by approximately $15 million;

•	minimizing our capital expenditures to approximately $30 million by eliminating, delaying or curtailing discretionary and non-essential spending for fiscal 2010;

•	reducing the restricted cash used as collateral for certain letters of credit;

•	lengthening the cycle of payables to certain vendors; and

•	aggressively pursuing options for the divestiture of certain non-core assets, including selling and/or licensing some of our international operations.

We expect cash on hand, cash from operations, cash generated from our cash management strategy and, if necessary, the liquidity benefit resulting from the recapitalization of our debt and equity structure to be sufficient to fund our anticipated cash requirements for minimum capital expenditures, working capital purposes including rental library purchases, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months.

However, there can be no assurance that we will continue to successfully implement our cash management strategy (discussed above) or that we can successfully execute the recapitalization opportunities we are pursuing. Our ability to successfully execute a recapitalization of our debt and equity may be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business and our ability to maintain satisfactory trade terms, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. In addition, we have experienced increased competition which has negatively impacted our ability to accurately forecast our results of operations and cash position, and which may result in deterioration of our revenues beyond what we anticipate. Our current fiscal 2010 plan contemplates a domestic same-store sales decline in the range of mid-single digits to high single digits. Each 1% change in our domestic same-store rental revenues represents an approximately $11 million change in operating income (loss). Further deterioration would negatively impact our anticipated revenues, results of operations and cash flows. This expectation to achieve planned financial results is subject to a number of assumptions, many of which are outside our control, such as the rate at which customers are shifting preferences in entertainment delivery channels, competitive pressures, and no significant contraction in our trade terms.

Even with a successful and efficient implementation of the cash management strategy, the successful achievement of our planned revenues for 2010, and the successful recapitalization of our debt and equity structure, we may not achieve anticipated results and we may have to take other actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, further reducing or delaying capital expenditures or making a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected and our results of operations and financial performance would suffer. As noted above, we renegotiated our agreements with certain of our largest vendors and pledged our Canadian assets to help ensure continued supply of product from these vendors.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to our consolidated financial statements for further discussion of these items.

Capital Structure

	April 4, 2010	January 3, 2010
Current portion
Senior Secured Notes, interest rate of 11.75%	$79.4	$101.6
Current portion of capital lease obligations	5.7	6.1

	85.1	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	516.0	536.0
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	816.0	836.0
Capital lease obligations, less current portion	18.5	19.9

	834.5	855.9

Total	$919.6	$963.6

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

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes is payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010. As of April 4, 2010 and January 3, 2010, we had $630.0 million and $675.0 million, respectively, aggregate principal outstanding on the Notes.

The Notes were issued pursuant to an Indenture, dated as of October 1, 2009 (the “Indenture”), between Blockbuster Inc., the Guarantors and U.S. Bank National Association, as trustee. There are no maintenance covenants with respect to our financial performance. However, the Indenture does contain transaction-based restrictive covenants, including but not limited to, limitations on us and our restricted subsidiaries to:

•	sell certain assets which secure the Notes;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into sale and leaseback transactions.

Additionally, during such time that the Notes do not receive a rating of BBB- or higher from Standard & Poor’s Rating Services (“Standard & Poor’s”) and a rating of Baa3 or higher from Moody’s Investors Service, Inc. (“Moody’s”), in each case with a stable or better outlook, the Indenture limits our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay cash dividends, repurchase our capital stock or make other restricted payments;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	make capital expenditures in excess of $70 million in fiscal 2010 and $80 million each following year through fiscal 2014;

•	agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as Unrestricted Subsidiaries.

On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable due to deteriorating market conditions. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook, and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook. On March 18, 2010, Standard & Poor’s downgraded our corporate credit rating to CC from CCC, with a negative outlook.

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

The following table sets forth the quarterly minimum principal payments on our long-term debt beginning with fiscal 2010. These payments do not include interest or redemption premiums on the Mandatory Redemptions.

	Senior Secured Notes	Senior Subordinated Notes	Total Payments Due
Fiscal 2010:
First quarter (1)	$45.0	$—	$45.0
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$112.5	$—	$112.5

Fiscal 2011:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2012:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	—	300.0	300.0
Fourth quarter	45.0	—	45.0

	$90.0	$300.0	$390.0

Fiscal 2013:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2014:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	247.5	—	247.5
Fourth quarter	—	—	—

	$292.5	$—	$292.5

(1)	The first quarter of fiscal 2010 includes two principal payments. On January 4, 2010, we timely paid the $22.5 million amortization payment plus applicable interest and mandatory redemption premium required under the indenture related to our $675 million 11.75% Senior Secured Notes offering. Under the terms of the indenture, the first principal and interest payment was due on January 1, 2010. However, where a principal or interest payment date is not a business day, the terms of the indenture provide for payment on the next succeeding business day, which, for the January 1, 2010 payment, was January 4, 2010.

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

We are also pursuing certain modifications to our capital structure that may impact the Senior Secured Notes. See “Item 1A. Risk Factors—Risks Relating to Our Liquidity and Indebtedness” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 for further information.

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% senior subordinated notes due September 1, 2012 (the “Senior Subordinated Notes”). As of April 4, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

As noted in “Item 1A. Risk Factors—Risks Relating to Our Liquidity and Indebtedness,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, we are in the process of developing and initiating certain operational and business strategies to attempt to maximize our cash and cash equivalents over the near term. One strategy we are pursuing involves an exchange of all or part of our Senior Subordinated Notes for Class A common stock. We also may seek certain modifications to the Senior Secured Notes from the holders thereof. Consistent with this approach, the holders of the Senior Secured Notes and Senior Subordinated Notes have been contacted and have formed respective note holder committees, have retained advisors and are conducting due diligence. Assuming that we can reach agreement with such holders on the terms of an exchange, we will seek to implement an exchange during the latter part of the second quarter or early part of the third quarter of 2010, depending on the timing of SEC clearance of the exchange documentation and when we receive, if necessary, shareholder approval. In connection with pursuing an exchange, we will also be involved in discussions with holders of our Series A convertible preferred stock regarding the possible conversion of such Series A convertible preferred stock into our Class A common stock. We can give no assurance that we can successfully execute an exchange and preferred stock conversion strategy or any of the other strategies we are pursuing and our ability to do so could be significantly impacted by numerous factors including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures as well as the certificate of designations governing our Series A convertible preferred stock. It is possible that a successful and efficient implementation of an exchange or any of the other strategies we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

Amended Credit Facility and Cash Collateralized Letters of Credit

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

On January 5, 2010, we provided notice to Citigroup, Wachovia and JP Morgan Chase Bank N.A. (the “Banks”) to cancel certain letters of credit maintained by us with the Banks for the benefit of Viacom, as required by the IPO and Split- Off Agreement. Pursuant to the cancellation notices, the face amounts of the letters of credit, which are collateralized at 105% of the face amounts, were reduced to $0, as a result of us having satisfied or eliminated all of the obligations and contingencies underlying the letters of credit.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $36.4 million to $50.8 million of cash used in operating activities in the first quarter of 2010 from $87.2 million of cash used in operating activities in the first quarter of 2009.

•	Payables and accrued liabilities decreased $117.2 million in the first quarter of 2010 as compared to $294.7 million in the first quarter of 2009, due to:

•	a significant paydown of vendor balances in the first quarter of 2009;

•	partially offset by a $33.7 million increase in interest paid in the first quarter of 2010 compared to 2009.

•	Net income adjusted for non-cash items decreased $102.9 million driven by a decline in gross profit and increased interest expense.

•	Purchases of rental and merchandise inventories decreased due to a decrease in store customer traffic and fewer company operated stores.

Investing Activities. Net cash flows from investing activities increased $27.4 million to $19.3 million of cash provided by investing activities in the first quarter of 2010 from $8.1 million used in investing activities in the first quarter of 2009, due mainly to changes in restricted cash.

Financing Activities. Net cash flows from financing activities decreased $95.2 million to $46.5 million of cash used in financing activities in the first quarter of 2010 from $48.7 million of cash provided by financing activities in the first quarter of 2009. This change was primarily due to:

•	net proceeds of $67.7 million from our revolving credit agreement in the first quarter of 2009 as compared to $45.0 million repayments on our Senior Secured Notes in the first quarter of 2010;

•	partially offset by a $13.9 million decrease in debt financing costs.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	The increasingly competitive industry conditions under which we operate has negatively impacted our results of operations and cash flows and may continue to in the future. These factors raise substantial doubt about our ability to continue as a going concern.

(ii)	The senior secured notes require significant amortization and other debt service payments. We may not be able to make such payments as they become due, which would result in an event of default under the indenture governing the senior secured notes. Were this to occur, we might not have, or be able to obtain sufficient cash to pay our accelerated indebtedness.

(iii)	If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

(iv)	Our level of indebtedness may make it more difficult for us to pay our debts as they become due and more necessary for us to divert our cash flow from operations to debt service payments.

(v)	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

(vi)	Restrictive covenants in the indenture governing our senior subordinated notes and the indenture governing the senior secured notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

(vii)	Past and potential further downgrades in our debt ratings may adversely affect our margins, liquidity, competitive position and access to capital markets.

(viii)	The tightening or elimination of credit terms by studios could result in increased up-front cash commitments that we may be unable to sustain on a long-term basis and adversely impact optimal product in-stock and availability levels.

(ix)	Revenues generated from our in-store home video and game rentals and sales are projected to continue to decline. Such decline has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

(x)	We may not achieve all of the expected benefits from our cost saving initiatives.

(xi)	We may not be able to remain in compliance with the New York Stock Exchange’s continued listing criteria.

(xii)	Other factors which may have material adverse effects, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of April 4, 2010 and April 5, 2009, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

On October 1, 2009, we issued fixed rate senior secured debt and repaid all of our variable rate debt under our credit facilities. As we no longer have the ability to borrow variable rate debt under our credit facilities, we have no significant market interest rate risk impacting our future results of operations, financial position and cash flows.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $31.5 million and $0.1 million, respectively, for the thirteen weeks ended April 4, 2010 if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.0% and 25.8% of our total revenues for the thirteen weeks ended April 4, 2010 and April 5, 2009, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of April 4, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of April 4, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the thirteen weeks ended April 4, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 6.	Exhibits

The Exhibit Index on page 52 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ THOMAS M. CASEY
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: May 13, 2010

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

3.3		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4		Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/ 2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Credit Agreement

10.6	(j)	Loan Agreement between Blockbuster Canada Co. and Callidus Capital Corporation, dated May 8 2009.

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.