Form 10-Q
period 2010-07-04
BLOCKBUSTER INC
filed 2010-08-13
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Yes  ☐    No   ☒

Number of shares of common stock outstanding at August 6, 2010:

Class A common stock, par value $.01 per share: 146,761,668

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenues:
Base rental revenues	$510.0	$638.2	$1,108.7	$1,343.1
Previously rented product (“PRP”) revenues	96.3	133.5	217.2	271.8

Total rental revenues	606.3	771.7	1,325.9	1,614.9
Merchandise sales	177.6	204.9	392.7	441.6
Other revenues	4.4	5.2	9.1	11.2

	788.3	981.8	1,727.7	2,067.7

Cost of sales:
Cost of rental revenues	224.5	280.9	494.6	590.8
Cost of merchandise sold	132.2	158.0	299.3	360.7

Total cost of sales	356.7	438.9	793.9	951.5

Gross profit	431.6	542.9	933.8	1,116.2

Operating expenses:
General and administrative	433.5	487.3	917.9	965.2
Advertising	9.3	24.6	30.3	36.1
Depreciation and intangible amortization	26.5	32.6	52.7	66.3

	469.3	544.5	1,000.9	1,067.6

Operating income (loss)	(37.7)	(1.6)	(67.1)	48.6
Interest expense	(32.1)	(28.8)	(65.3)	(46.3)
Interest income	0.1	0.8	0.1	1.0
Other items, net	0.7	(5.7)	(0.9)	(6.5)

Income (loss) from continuing operations before income taxes	(69.0)	(35.3)	(133.2)	(3.2)
Benefit (provision) for income taxes	0.6	(1.4)	(0.5)	(6.9)

Income (loss) from continuing operations	(68.4)	(36.7)	(133.7)	(10.1)
Income (loss) from discontinued operations, net of tax	(0.3)	(0.2)	(0.4)	0.9

Net income (loss)	(68.7)	(36.9)	(134.1)	(9.2)
Preferred stock dividends	(0.6)	(2.8)	(2.3)	(5.6)

Net income (loss) applicable to common stockholders	$(69.3)	$(39.7)	$(136.4)	$(14.8)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.32)	$(0.21)	$(0.65)	$(0.08)
Discontinued operations	—	—	—	—

Net income (loss)	$(0.32)	$(0.21)	$(0.65)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	217.7	193.6	210.3	193.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	July 4, 2010	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$64.3	$188.7
Receivables, less allowances of $4.8 and $6.0 for 2010 and 2009, respectively	55.0	79.4
Merchandise inventories	222.4	298.5
Rental library, net	286.7	340.7
Deferred income taxes	13.6	13.6
Prepaid and other current assets	149.8	139.1

Total current assets	791.8	1,060.0
Property and equipment, net	208.5	249.4
Deferred income taxes	94.8	114.6
Intangibles, net	6.5	7.7
Restricted cash	35.6	58.5
Other assets	18.7	48.1

	$1,155.9	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$160.5	$300.8
Accrued expenses	377.6	407.7
Current portion of long-term debt	598.2	101.6
Current portion of capital lease obligations	5.3	6.1
Deferred income taxes	98.8	118.6

Total current liabilities	1,240.4	934.8
Long-term debt, less current portion	300.0	836.0
Capital lease obligations, less current portion	16.9	19.9
Other liabilities	49.4	61.9

	1,606.7	1,852.6

Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.032 and 0.146 shares issued and outstanding for 2010 and 2009, respectively, with a liquidation preference of $1,000 per share	31.9	145.9
Class A common stock, par value $0.01 per share; 400 shares authorized; 146.8 and 122.4 shares issued and outstanding for 2010 and 2009	1.5	1.3
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2010 and 2009	0.7	0.7
Additional paid-in capital	5,496.8	5,377.0
Accumulated deficit	(5,921.0)	(5,786.9)
Accumulated other comprehensive loss	(60.7)	(52.3)

Total stockholders’ equity (deficit)	(450.8)	(314.3)

	$1,155.9	$1,538.3

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Cash flows from operating activities:
Net income (loss)	$(134.1)	$(9.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	52.7	68.6
Rental library purchases	(194.9)	(226.4)
Rental library amortization	248.0	253.2
Non-cash share-based compensation	0.7	4.4
Deferred taxes and other	7.9	7.9
Changes in operating assets and liabilities:
Change in receivables	23.3	52.8
Change in merchandise inventories	69.0	140.0
Change in prepaid and other assets	13.1	38.7
Change in accounts payable	(135.9)	(179.7)
Change in accrued expenses and other liabilities	(37.4)	(123.3)

Net cash provided by (used in) operating activities	(87.6)	27.0

Cash flows from investing activities:
Capital expenditures	(10.6)	(14.0)
Change in restricted cash	22.9	(123.9)
Other investing activities	1.0	0.7

Net cash provided by (used in) investing activities	13.3	(137.2)

Cash flows from financing activities:
Proceeds from credit agreement	—	381.4
Repayments on credit agreement	—	(281.1)
Repayments on senior secured notes	(45.0)	—
Cash dividends on preferred stock	—	(2.8)
Debt financing costs	—	(40.3)
Capital lease payments	(2.9)	(4.2)

Net cash provided by (used in) financing activities	(47.9)	53.0

Effect of exchange rate changes on cash	(2.2)	1.3

Net decrease in cash and cash equivalents	(124.4)	(55.9)
Cash and cash equivalents at beginning of period	188.7	154.9

Cash and cash equivalents at end of period	$64.3	$99.0

Supplemental cash flow information:
Cash payments for interest	$57.0	$36.4
Cash payments for income taxes	$7.0	$14.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Basis of Presentation

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operate and franchise entertainment-related stores in the United States and a number of other countries. We offer movies and video games for in-store rental, sale and trade and sell other entertainment-related merchandise. We also offer an online service of rental and sale of movies delivered by mail, digital delivery through blockbuster.com and BLOCKBUSTER On Demand and physical delivery through vending kiosks.

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

We incurred a net loss from operations for the twenty-six weeks and fiscal year ended July 4, 2010 and January 3, 2010, respectively, had negative working capital as of July 4, 2010, and had a stockholders’ deficit as of July 4, 2010 and January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 3, 2010, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

Fair Value of Financial Instruments

At July 4, 2010, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) and our 11.75% senior secured notes due 2014 (the “Senior Secured Notes” or the “Notes”). The estimated fair values of our Senior Subordinated Notes and Senior Secured Notes at July 4, 2010 and January 3, 2010, are based on trading activity in active markets.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

A summary of the carrying values and the fair values of our Senior Secured Notes and our Senior Subordinated Notes is as follows:

	July 4, 2010			January 3, 2010
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Secured Notes	$630.0	$598.2	$400.1	$675.0	$637.6	$641.3
Senior Subordinated Notes	$300.0	$300.0	$19.1	$300.0	$300.0	$168.0

Year-to-date in fiscal 2010 and 2009, no financial instruments were held or issued for trading purposes.

Store Closures

As of July 4, 2010 and January 3, 2010, the liability related to lease terminations and store closure reserves was $20.2 million and $8.1 million, respectively. We made payments of $10.4 million and $23.6 million in rent and lease termination costs during the thirteen and twenty-six weeks ended July 4, 2010, respectively. There have been no significant adjustments to previously accrued store closure costs during 2010.

The following table presents operating expenses related to store closures during the thirteen and twenty-six weeks ended July 4, 2010 and July 5, 2009:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Closed store accruals and lease termination costs	$14.2	$2.5	$34.5	$3.6
Accelerated depreciation	1.5	0.8	5.2	3.1

Total store closure expense	$15.7	$3.3	$39.7	$6.7

Severance Charges

The following table presents the activity in severance liability for the twenty-six weeks ended July 4, 2010 and July 5, 2009:

	Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Beginning balance	$5.6	$4.7
Expense incurred and accrued	12.3	3.7
Adjustments to accruals	(0.6)	(0.4)
Amount paid	(11.7)	(5.6)

Ending balance	$5.6	$2.4

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 4, 2010 and July 5, 2009 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Net income (loss)	$(68.7)	$(36.9)	$(134.1)	$(9.2)
Foreign currency translation adjustment, net of tax	(11.2)	21.9	(8.4)	19.8

Total comprehensive income (loss)	$(79.9)	$(15.0)	$(142.5)	$10.6

Income Taxes

As of July 4, 2010 the liability for uncertain tax positions was approximately $3.0 million and is reflected in “Other liabilities” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive effect on our effective tax rate.

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

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of July 4, 2010, we had recorded liabilities of approximately $0.7 million associated with accrued interest and penalties related to uncertain tax positions.

Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 11.4 million and 17.5 million shares of Class A common stock were outstanding as of July 4, 2010 and July 5, 2009, respectively. Additionally, 1.6 million and 1.9 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of July 4, 2010 and July 5, 2009, respectively. For the thirteen and twenty-six weeks ended July 4, 2010 and July 5, 2009, the inclusion of all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock would be anti-dilutive and were therefore excluded from the computation of the weighted-average shares for diluted EPS.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the six consecutive quarterly periods beginning on February 15, 2009 and ending on August 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $3.1 million of accumulated dividends is recorded on our Consolidated Balance Sheets in “Accrued liabilities” as of July 4, 2010. Under Delaware law, we can only pay dividends on our shares of capital stock out of our surplus, or, if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For these purposes a surplus can be defined as the excess at any given time of a company’s net assets over capital, which is the aggregate par value of the outstanding shares of capital stock. We currently have a negative surplus and have no net profits for fiscal 2009 or fiscal 2010 to date. Under Delaware law, we are unable to pay dividends on shares of our capital stock, whether in cash or in shares of common stock, for so long as such negative surplus exists or until we generate sufficient net profits.

Upon our failure to pay dividends on the Series A convertible preferred stock on six dividend payment dates (whether consecutive or not), holders of the Series A convertible preferred stock will be entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available therefore, dividends at the rate per annum equal to the stated annual dividend rate of 7 1/2% plus 1.0% on and after such sixth dividend payment date until we have paid all accumulated and unpaid dividends in full. Following such payment of unpaid dividends, the dividend rate will revert to 7 1/2% per annum; provided, however, that upon any further failure to pay dividends, the dividend rate will again increase by 1.0% to 8 1/2% per annum until we have again paid all accumulated and unpaid dividends in full. In addition, upon our failure to pay dividends for six quarterly dividend periods (whether or not consecutive), holders of the Series A convertible preferred stock who currently have very limited voting rights, will have certain additional voting rights, including the right to elect two additional directors to our Board of Directors, such additional directors to serve until we have paid all accumulated and unpaid dividends in full. In the first quarter of 2010, 74,214 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 15.3 million shares of our Class A common stock. This included 0.9 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. In the second quarter of 2010, an additional 39,825 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 8.3 million shares of our Class A common stock. This included 0.6 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion.

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

We incurred a net loss from operations for the twenty-six weeks and fiscal year ended July 4, 2010 and January 3, 2010, respectively, had negative working capital as of July 4, 2010, and had a stockholders’ deficit as of July 4, 2010 and January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors have raised substantial doubt about our ability to continue as a going concern.

On October 1, 2009, we completed the sale of $675.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2014 at an issue price of 94.0%. The Notes were sold in a private offering to qualified institutional investors in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The Notes are senior secured obligations and are guaranteed by our domestic subsidiaries (the “Guarantors”). The Notes and the guarantees are secured by first-priority liens on substantially all of our assets and the Guarantors’ assets.

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

We are currently pursuing certain recapitalization opportunities with our senior secured and senior subordinated noteholders as well as other potential strategic investors intended to substantially lessen our debt obligations and provide additional capital for the ongoing operation of our business. While we pursue these recapitalization opportunities, we are operating under a cash management strategy to enhance and preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to grow our business over the long term. Since the end of fiscal 2009, we have successfully completed certain elements of our cash management strategy, including, among other things:

•	enhanced payment terms with several of the major studios by granting a lien on and security interest in substantially all of our Canadian assets;

•	optimized our store portfolio by closing 507 underperforming domestic company-operated stores and renegotiated leases on 673 domestic company-operated stores in the first and second quarters of 2010;

•	reduced our inventory levels for movies, games and consumer electronics;

•	eliminated our letter of credit requirements for lease guarantees;

•

implemented new movie rental terms and pricing in our domestic stores, including the March 1, 2010 implementation of a new policy in our company-operated stores, whereby an additional daily rate is charged for each day a member chooses to keep the rental following the initial rental period; and

•	reengineered our corporate, field overhead and distribution organizations and processes to increase efficiency and reduce our operating costs.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Other elements of our cash management plan that we continue to pursue include, among other things:

•	managing our working capital through optimization of inventory levels by continuing to sell underperforming rental inventory;

•	further reducing our selling, general and administrative expenses in fiscal 2010;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending for fiscal 2010; and

•	lengthening the cycle of payables to certain vendors.

Additionally, on July 1, 2010, we entered into a forbearance agreement with the holders of approximately 70% of the outstanding principal amount of the Senior Secured Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010, whereby such holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the indenture governing the Senior Secured Notes with respect to our failure on July 1, 2010 to redeem a portion of the Senior Secured Notes and to pay interest on the Senior Secured Notes (the “Forbearance Agreement”). Absent any default or the occurrence of certain events, the Forbearance Agreement will be effective until September 30, 2010.

We are obligated to make the next interest payment on our Senior Subordinated Notes on September 1, 2010. However, any payment in respect of our Senior Subordinated Notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement and the Forbearing Holders will no longer be obligated to forbear from enforcing their rights and remedies in respect of the amortization and interest payment defaults and would have the ability to declare the entire amount owed under the Senior Secured Notes immediately due and payable. While we have not made a formal determination regarding the September 1, 2010 interest payment on the Senior Subordinated Notes, there is a substantial likelihood that such payment will not be made as scheduled. If we do not make the interest payment on the Senior Subordinated Notes when due and such failure is not remedied within 30 days, the holders of the Senior Subordinated Notes will have the ability to declare the entire amount owed under such notes immediately due and payable.

Debt Balances

	July 4, 2010	January 3, 2010
Current portion
Senior Secured Notes, interest rate of 11.75%	$598.2	$101.6
Current portion of capital lease obligations	5.3	6.1

	603.5	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	300.0	836.0
Capital lease obligations, less current portion	16.9	19.9

	316.9	855.9

Total	$920.4	$963.6

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

As we would not have been in compliance with the terms of the Indenture absent the Forbearance Agreement and would have been unable to comply with the terms of the original forbearance terms without the extension obtained on August 12, 2010, we have reclassified all the remaining carrying amount and debt issue costs related to the Senior Secured Notes from non-current to current as of July 4, 2010. As of July 4, 2010, unamortized debt issue costs for the Senior Secured Notes were $20.1 million and were classified as “Prepaid and other current assets.” If the Senior Secured Notes are refinanced in a transaction that is required to be accounted for as an extinguishment of debt or the outstanding balance is called by the noteholders, unamortized debt costs at the refinancing or demand date would be required to be expensed in the period of refinancing or demand.

Senior Secured Notes

As discussed above, we completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009. We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We used the remaining net proceeds for general corporate purposes.

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes is payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010. As of July 4, 2010 and January 3, 2010, we had $630.0 million and $675.0 million, respectively, aggregate principal outstanding on the Notes.

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

The downgrades in our credit ratings subject us to more restrictive covenants under the Indenture and such ratings have changed significantly during the past six months. On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook. On March 18, 2010, Standard & Poor’s downgraded our corporate credit rating to CC from CCC, with a negative outlook. On July 2, 2010, Standard & Poor’s downgraded our corporate rating to SD from CC and downgraded our Notes to D from CC, and Moody’s downgraded our probability of default rating to Ca/LD from Caa3 and our corporate family rating to Ca from Caa3. On July 13, 2010, Standard & Poor’s downgraded our corporate rating to D from SD.

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

On July 1, 2010, we entered into a forbearance agreement with holders of approximately 70% of the outstanding principal amount of the Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010 (the “Forbearance Agreement”). Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the Indenture with respect to our failure on July 1, 2010, (i) to redeem a portion of the Notes pursuant to the Indenture and the Notes (the “Amortization Payment Default”) and (ii) to pay interest on the Notes (the “Interest Payment Default”). The Forbearance Agreement is effective until the earliest of (i) September 30, 2010, (ii) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Amortization Payment Default or Interest Payment Default, and (iii) the occurrence of certain other events as described in the Forbearance Agreement. The Forbearance Agreement contains covenants by us to, among other things: (i) retain and continue to employ a chief restructuring officer who will assist with all restructuring initiatives, and (ii) provide to the Trustee and to counsel and the financial advisors to the Forbearing Holders (a) a 13-week treasury cash flow forecast no later than Thursday of each week, (b) executive summary reports no later than Thursday of each week, and (c) periodic financial reports each month no later than twenty-one days after the end of the prior month. We also agreed to weekly telephonic and written communication with counsel and the financial advisors to the Forbearing Holders to review, among other things, the weekly reports and to provide updates on strategic processes.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Upon the occurrence of a change of control (as defined in the Indenture), any holder of the Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

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

As described above, we are currently pursuing certain modifications to our capital structure that are likely to impact the Notes. The holders of the Notes have formed a noteholder committee, have retained advisors, with which we are engaged in negotiations, and continue to conduct due diligence on us. We can give no assurance that we will successfully execute the recapitalization initiatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of July 4, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. Any payment in respect of the Senior Subordinated Notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement and the Forbearing Holders will no longer be obligated to forbear from enforcing their rights and remedies in respect of the Amortization Payment Default and the Interest Payment Default and would have the ability to declare the entire amount owed under the Senior Secured Notes immediately due and payable. While we have not made a formal determination regarding the September 1, 2010 interest payment on the Senior Subordinated Notes, there is a substantial likelihood that such payment will not be made as scheduled. If we do not make the interest payment on the Senior Subordinated Notes when due and such failure is not remedied within 30 days, the holders of the Senior Subordinated Notes will have the ability to declare the entire amount owed under the Senior Subordinated Notes immediately due and payable. As there has been no event of default on the Senior Subordinated Notes as of July 4, 2010, the carrying amount of this debt and its related debt issue costs have not been reclassified from non-current to current.

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

Note 3—Stock and Share-Based Payments

For the thirteen weeks ended July 4, 2010 and July 5, 2009, we recognized $0.7 million and $2.4 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units. For the twenty-six weeks ended July 4, 2010 and July 5, 2009, we recognized $0.7 million and $4.4 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the twenty-six weeks ended July 4, 2010, no stock options were granted or exercised and 6.0 million stock options were cancelled, due mainly to the expiration of 5.0 million options previously outstanding to our former CEO. In addition, 1.0 million restricted shares or restricted share units were granted, 1.0 million restricted shares and restricted share units were vested, and no restricted shares and restricted share units were cancelled. As of July 4, 2010, 11.4 million stock options and 1.6 million restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of July 4, 2010 will be recognized in future periods as follows:

	Restricted Shares and Restricted Share Units	Stock Options	Total
Twenty-six week period ending January 2, 2011	$0.2	$0.1	$0.3
Year ending January 1, 2012 and thereafter	0.3	0.1	0.4

Total	$0.5	$0.2	$0.7

Note 4—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $2.3 million and $4.9 million for the thirteen and twenty-six weeks ended July 4, 2010, and $0.8 million and $3.3 million for the thirteen and twenty-six weeks ended July 5, 2009, respectively,

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

pursuant to our commercial arrangements with Take-Two. At July 4, 2010, our Consolidated Balance Sheets included $0.2 million reduction for vendor credits from Take-Two recorded in “Accounts payable.” At January 3, 2010, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and $1.7 million recorded in “Accounts payable.”

We have entered into a broker service agreement, effective as of October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company will serve as our exclusive insurance broker of record through October 1, 2010. James W. Crystal, who was a member of our Board of Directors until June 25, 2010, is Chairman and Chief Executive Officer of Frank Crystal & Company, a full service insurance brokerage and services company. We paid Frank Crystal & Company less than $0.1 million for the thirteen and twenty-six weeks ended July 4, 2010. We do not have any payables to or receivables from Frank Crystal & Company as of July 4, 2010.

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

Blockbuster is a defendant in one remaining lawsuit arising out of the Blockbuster and Facebook websites. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Megan Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory damages, attorneys’ fees, and costs. On March 17, 2010, the court approved a settlement on behalf of the putative class of plaintiffs. The settlement is funded and supported by Facebook and requires no contribution from Blockbuster. On May 27, 2010, the court entered final judgment dismissing the case with prejudice. In June 2010, several separate appeals of the final judgment were filed by persons objecting to the terms of the settlement. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the results of discontinued operations, which includes immaterial amounts from previous divestitures:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenues	$—	$37.6	$—	$73.9
Income (loss) before income taxes (includes loss on sale)	$(0.3)	$(0.2)	$(0.4)	$1.0
Provision for income taxes	—	—	—	(0.1)

Income (loss) from discontinued operations	$(0.3)	$(0.2)	$(0.4)	$0.9

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended July 4, 2010
Revenues	$540.3	$248.0	$—	$788.3
Operating income (loss)	2.0	(11.0)	(28.7)	(37.7)
Depreciation and intangible amortization	18.1	5.9	2.5	26.5
Net capital expenditures	4.4	1.6	0.6	6.6

Thirteen weeks ended July 5, 2009
Revenues	$712.0	$269.8	$—	$981.8
Operating income (loss)	28.6	2.5	(32.7)	(1.6)
Depreciation and intangible amortization	24.5	6.7	1.4	32.6
Net capital expenditures	3.3	0.9	1.3	5.5

Twenty-six weeks ended July 4, 2010
Revenues	$1,188.1	$539.6	$—	$1,727.7
Operating income (loss)	9.9	(10.2)	(66.8)	(67.1)
Depreciation and intangible amortization	36.9	11.9	3.9	52.7
Net capital expenditures	6.7	2.5	1.4	10.6

Twenty-six weeks ended July 5, 2009
Revenues	$1,518.2	$549.5	$—	$2,067.7
Operating income (loss)	89.4	13.3	(54.1)	48.6
Depreciation and intangible amortization	50.1	13.4	2.8	66.3
Net capital expenditures	9.3	2.2	2.5	14.0

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

	Statement of Operations for the Thirteen Weeks Ended July 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$460.2	$—	$146.1	$—	$606.3
Merchandise sales	76.9	—	100.7	—	177.6
Other revenues	9.4	11.7	0.7	(17.4)	4.4

	546.5	11.7	247.5	(17.4)	788.3

Cost of sales:
Cost of rental revenues	171.5	—	53.0	—	224.5
Cost of merchandise sold	55.8	—	76.4	—	132.2

	227.3	—	129.4	—	356.7

Gross profit	319.2	11.7	118.1	(17.4)	431.6

Operating expenses:
General and administrative	315.6	11.6	123.7	(17.4)	433.5
Advertising	4.3	—	5.0	—	9.3
Depreciation and intangible amortization	20.6	—	5.9	—	26.5

	340.5	11.6	134.6	(17.4)	469.3

Operating income (loss)	(21.3)	0.1	(16.5)	—	(37.7)
Interest (expense) income, net	(31.9)	—	(0.1)	—	(32.0)
Other items, net	0.4	—	0.3	—	0.7

Income (loss) before income taxes	(52.8)	0.1	(16.3)	—	(69.0)
Provision for income taxes	(0.5)	—	1.1	—	0.6
Equity in income (loss) of affiliated companies, net of tax	(15.3)	—	—	15.3	—

Income (loss) from continuing operations	(68.6)	0.1	(15.2)	15.3	(68.4)
Income from discontinued operations, net of tax	(0.1)	—	(0.2)	—	(0.3)

Net income (loss)	$(68.7)	$0.1	$(15.4)	$15.3	$(68.7)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$609.8	$—	$161.9	$—	$771.7
Merchandise sales	97.8	—	107.1	—	204.9
Other revenues	11.8	17.1	0.4	(24.1)	5.2

	719.4	17.1	269.4	(24.1)	981.8

Cost of sales:
Cost of rental revenues	227.2	—	53.7	—	280.9
Cost of merchandise sold	78.7	—	79.3	—	158.0

	305.9	—	133.0	—	438.9

Gross profit	413.5	17.1	136.4	(24.1)	542.9

Operating expenses:
General and administrative	366.2	17.1	128.1	(24.1)	487.3
Advertising	19.3	—	5.3	—	24.6
Depreciation and intangible amortization	26.0	—	6.6	—	32.6

	411.5	17.1	140.0	(24.1)	544.5

Operating income (loss)	2.0	—	(3.6)	—	(1.6)
Interest (expense) income, net	(28.6)	—	0.6	—	(28.0)
Other items, net	(5.8)	—	0.1	—	(5.7)

Income (loss) from continuing operations before income taxes	(32.4)	—	(2.9)	—	(35.3)
Provision for income taxes	(0.2)	—	(1.2)	—	(1.4)
Equity in income (loss) of affiliated companies, net of tax	(4.3)	—	—	4.3	—

Income (loss) from continuing operations	(36.9)	—	(4.1)	4.3	(36.7)
Income (loss) from discontinued operations, net of tax	—	—	(0.2)	—	(0.2)

Net income (loss)	$(36.9)	$—	$(4.3)	$4.3	$(36.9)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,011.4	$—	$314.5	$—	$1,325.9
Merchandise sales	170.0	—	222.7	—	392.7
Other revenues	21.8	27.3	1.6	(41.6)	9.1

	1,203.2	27.3	538.8	(41.6)	1,727.7

Cost of sales:
Cost of rental revenues	380.9	—	113.7	—	494.6
Cost of merchandise sold	131.3	—	168.0	—	299.3

	512.2	—	281.7	—	793.9

Gross profit	691.0	27.3	257.1	(41.6)	933.8

Operating expenses:
General and administrative	673.6	27.3	258.6	(41.6)	917.9
Advertising	19.5	—	10.8	—	30.3
Depreciation and intangible amortization	40.8	—	11.9	—	52.7

	733.9	27.3	281.3	(41.6)	1,000.9

Operating income (loss)	(42.9)	—	(24.2)	—	(67.1)
Interest (expense) income, net	(64.9)	—	(0.3)	—	(65.2)
Other items, net	(1.2)	—	0.3	—	(0.9)

Income (loss) before income taxes	(109.0)	—	(24.2)	—	(133.2)
Provision for income taxes	(1.7)	—	1.2	—	(0.5)
Equity in income (loss) of affiliated companies, net of tax	(23.2)	—	—	23.2	—

Income (loss) from continuing operations	(133.9)	—	(23.0)	23.2	(133.7)
Income from discontinued operations, net of tax	(0.2)	—	(0.2)	—	(0.4)

Net income (loss)	$(134.1)	$—	$(23.2)	$23.2	$(134.1)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Twenty-Six Weeks Ended July 5, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,292.6	$—	$322.3	$—	$1,614.9
Merchandise sales	216.0	—	225.6	—	441.6
Other revenues	24.6	34.6	0.9	(48.9)	11.2

	1,533.2	34.6	548.8	(48.9)	2,067.7

Cost of sales:
Cost of rental revenues	484.8	—	106.0	—	590.8
Cost of merchandise sold	193.3	—	167.4	—	360.7

	678.1	—	273.4	—	951.5

Gross profit	855.1	34.6	275.4	(48.9)	1,116.2

Operating expenses:
General and administrative	728.4	34.7	251.0	(48.9)	965.2
Advertising	26.0	—	10.1	—	36.1
Depreciation and intangible amortization	53.0	—	13.3	—	66.3

	807.4	34.7	274.4	(48.9)	1,067.6

Operating income (loss)	47.7	(0.1)	1.0	—	48.6
Interest (expense) income, net	(46.6)	—	1.3	—	(45.3)
Other items, net	(7.2)	—	0.7	—	(6.5)

Income (loss) from continuing operations before income taxes	(6.1)	(0.1)	3.0	—	(3.2)
Provision for income taxes	(2.3)	—	(4.6)	—	(6.9)
Equity in income (loss) of affiliated companies, net of tax	(0.8)	—	—	0.8	—

Income (loss) from continuing operations	(9.2)	(0.1)	(1.6)	0.8	(10.1)
Income (loss) from discontinued operations, net of tax	—	—	0.9	—	0.9

Net income (loss)	$(9.2)	$(0.1)	$(0.7)	$0.8	$(9.2)

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of July 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$30.8	$0.1	$33.4	$—	$64.3
Receivables, net	36.2	—	18.8	—	55.0
Intercompany receivables	—	0.8	38.8	(39.6)	—
Merchandise inventories	97.2	—	125.2	—	222.4
Rental library, net	208.1	—	78.6	—	286.7
Deferred income taxes	—	—	13.6	—	13.6
Prepaid and other current assets	113.5	—	36.3	—	149.8

Total current assets	485.8	0.9	344.7	(39.6)	791.8
Property and equipment, net	157.1	—	51.4	—	208.5
Deferred income taxes	85.8	—	9.0	—	94.8
Investment in subsidiaries	271.3	—	—	(271.3)	—
Intangibles, net	6.0	—	0.5	—	6.5
Restricted cash	35.1	—	0.5	—	35.6
Other assets	17.2	—	1.5	—	18.7

	$1,058.3	$0.9	$407.6	$(310.9)	$1,155.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$103.7	$1.4	$55.4	$—	$160.5
Intercompany payables	39.6	—	—	(39.6)	—
Accrued expenses	320.9	0.4	56.3	—	377.6
Current portion of long-term debt	598.2	—	—	—	598.2
Current portion of capital lease obligations	4.7	—	0.6	—	5.3
Deferred income taxes	85.8	—	13.0	—	98.8

Total current liabilities	1,152.9	1.8	125.3	(39.6)	1,240.4
Long-term debt, less current portion	300.0	—	—	—	300.0
Capital lease obligations, less current portion	16.8	—	0.1	—	16.9
Other liabilities	39.4	—	10.0	—	49.4

	1,509.1	1.8	135.4	(39.6)	1,606.7
Total stockholders’ equity (deficit)	(450.8)	(0.9)	272.2	(271.3)	(450.8)

	$1,058.3	$0.9	$407.6	$(310.9)	$1,155.9

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

BLOCKBUSTER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Twenty-Six Weeks Ended July 4, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(60.6)	$(0.4)	$(26.6)	$—	$(87.6)

Investing activities:
Capital expenditures	(8.1)	—	(2.5)	—	(10.6)
Change in restricted cash	22.9	—	—	—	22.9
Other investing activities	1.0	—	—	—	1.0

Net cash provided by (used in) investing activities	15.8	—	(2.5)	—	13.3

Financing activities:
Repayments on senior secured notes	(45.0)	—	—	—	(45.0)
Capital lease payments	(2.7)	—	(0.2)	—	(2.9)
Intercompany loans	(2.5)	—	2.5	—	—

Net cash provided by (used in) financing activities	(50.2)	—	2.3	—	(47.9)

Effect of exchange rate changes on cash	—	—	(2.2)	—	(2.2)

Net decrease in cash and cash equivalents	(95.0)	(0.4)	(29.0)	—	(124.4)
Cash and cash equivalents at beginning of period	125.8	0.5	62.4	—	188.7

Cash and cash equivalents at end of period	$30.8	$0.1	$33.4	$—	$64.3

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

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 5,800 stores in the United States, its territories and 16 other countries as of July 4, 2010. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, vending kiosks and digital devices. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

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

2010 Strategic Objectives

Stores—Focus on improving the customer shopping experience by:

•

successfully restructuring studio contracts to ensure new movies continue to be released to Blockbuster customers for rental the same day-and-date the movies are first made available to the public for purchase;

•	enhancing merchandising initiatives;

•	introducing Direct Access, which allows in-store customers to access our by-mail inventory and have movies and games shipped directly to their homes; and

•	providing exclusive products.

By-Mail—Optimize our by-mail distribution channel by:

•	launching a new co-branded by-mail offering called DVDs by Mail in July 2010, through a marketing partnership with Comcast, that allows Comcast customers to access our by-mail service;

•	enhancing our product offering through the addition of video game rentals in all domestic markets in August 2010;

•	expansion of Blu-ray and integration of the digital delivery channel into our by-mail platform; and

•	continuing to actively pursue third-party relationships, alliances, and/or joint ventures to expand our by-mail business.

Vending kiosks—Focus on this distribution channel through an alliance with NCR, which has already deployed approximately 6,000 kiosks and plans to deploy at least 7,500 kiosks by the end of 2010.

Digital—Continue to expand our digital presence using methods such as:

•	strategic alliances with consumer electronic device manufacturers and infrastructure providers;

•	the launch of mobile streaming via the T-Mobile HTC HD2 Smartphone during the first quarter and Verizon Droid X by Motorola in the second quarter; and

•	enhanced features and capabilities for our blockbuster.com website.

Cost management and liquidity—We will continue to closely monitor our costs and continue seeking operational efficiencies and additional cost reduction opportunities. Our focus has been and will continue to be on cost reductions and liquidity enhancing efforts through:

•	the continued closure of less profitable stores, of which 507 domestic company-owned stores were closed in the first two quarters, resulting in over $34 million of store closure costs; and

•	lease renegotiations to generate significant reductions in future store occupancy costs, of which approximately 1,000 domestic leases are targeted for renegotiation during 2010.

Outlook

For the remainder of 2010, we continue to be committed to our goal of preserving liquidity and optimizing our capital structure while continuing our transformation to a multi-channel platform. Further, we expect to continue facing the challenges of increased industry competition and fragmentation as well as balancing the decline of a single channel with the ascension of emerging channels, such as vending and digital. Our plans for the remainder of 2010 continue to include stores as a key component of our multi-channel offering although a domestic same-store sales decline in the range of high single digits is contemplated. Factors contemplated in our current plans for the remainder of 2010 that we expect to mitigate these and other challenges include modification of our domestic stores movie rental terms and pricing, implementation of additional studio windows, industry factors such as Hollywood/Movie Gallery store closures, better execution of our rental games offering, a balanced slate of movie releases, and merchandising improvements including Blockbuster Premieres. However, there can be no assurance regarding these matters given increased competition, which has negatively impacted our ability to accurately forecast our results of operations and cash position and may result in deterioration of our revenues beyond what we anticipate. Further deterioration would negatively impact our anticipated revenues, profitability and cash flows from operations. Our expectations with respect to our performance over the remainder of 2010 are subject to a number of assumptions, many of which are outside our control, such as the rate at which customers are shifting preferences in entertainment delivery channels, competitive pressures, the slate and timing of movie releases by major studios and no significant contraction in our trade terms.

During the remainder of 2010, we will continue to take actions to improve liquidity. We expect to reduce general and administrative expenses, continue to rationalize the domestic store portfolio and work to divest international assets. In addition, our 2010 global capital expenditures will remain at maintenance levels of approximately $30 million, and we will continue to manage working capital. We also continue to explore a variety of strategic alternatives to strengthen our capital structure and position us for success in our transformational efforts. We are currently in discussions with our senior secured and senior subordinated noteholders as well as potential strategic parties in an effort to restructure our balance sheet and acquire additional capital funding. Consistent therewith, the senior secured and senior subordinated noteholders have formed committees, have retained advisors, with which we are engaged in negotiations, and continue to conduct due diligence on us. We can give no assurance that we will successfully execute the recapitalization initiatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. See “Item 1A. Risk Factors—We are currently pursuing certain recapitalization initiatives in an effort to improve our capital structure. It is possible that even a successful and efficient implementation of one or more of these initiatives will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.” See also “Liquidity and Capital Resources” below for further discussion of our operational plan to preserve liquidity.

On July 1, 2010, the New York Stock Exchange (the “Exchange”) notified us that, due to our noncompliance with the Exchange’s continued listing standards relating to minimum trading price and market capitalization, trading on the Exchange of our Class A common stock and Class B common stock (the “common stock”) would be suspended prior to the opening on July 7, 2010. As a result, effective July 7, 2010, our common stock trades on the Pink OTCQB market, which could negatively affect the market for our common stock as well as impair our ability to raise additional financing. See “Item 1A. Risk Factors—Our common stock is no longer listed on a national securities exchange and is quoted only on the Pink Sheets, which could negatively affect our stock price and liquidity.” See also “Liquidity and Capital Resources” below for further discussion of our delisting from the Exchange.

Although we continue to face extremely challenging conditions, we remain dedicated to repositioning and transforming Blockbuster into a multi-channel brand by increasing our points of presence through alliances for vending and digital distribution and by offering our customers the most convenient access to media entertainment. Through our alliance with NCR, we expect at least 7,500 Blockbuster Express kiosks by the end of 2010. We also plan to grow the by-mail channel and further expand availability of our digital offering through BLOCKBUSTER On Demand. By leveraging our brand to deliver content through multiple channels, we believe we have positioned ourselves to be a leading provider of convenient access to media entertainment. Through the planned integration of our stores, by-mail, vending kiosks and digital services, we intend to utilize a centralized customer database, realize supply chain efficiencies and ultimately deliver a superior customer experience. We believe this multi-channel capability differentiates us from our competitors and will help position us to meet the challenges of operating in the rapidly changing media entertainment industry.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Statement of Operations Data:
Revenues	$788.3	$981.8	$1,727.7	$2,067.7
Cost of sales	356.7	438.9	793.9	951.5

Gross profit	431.6	542.9	933.8	1,116.2
Operating expenses	469.3	544.5	1,000.9	1,067.6

Operating income (loss)	(37.7)	(1.6)	(67.1)	48.6
Interest expense	(32.1)	(28.8)	(65.3)	(46.3)
Interest income	0.1	0.8	0.1	1.0
Other items, net	0.7	(5.7)	(0.9)	(6.5)

Income (loss) from continuing operations before income taxes	(69.0)	(35.3)	(133.2)	(3.2)
Benefit (provision) for income taxes	0.6	(1.4)	(0.5)	(6.9)

Income (loss) from continuing operations	(68.4)	(36.7)	(133.7)	(10.1)
Income (loss) from discontinued operations, net of tax (1)	(0.3)	(0.2)	(0.4)	0.9

Net income (loss)	$(68.7)	$(36.9)	$(134.1)	$(9.2)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$(36.8)	$114.2	$(87.6)	$27.0
Cash flows provided by (used in) investing activities	$(6.0)	$(129.1)	$13.3	$(137.2)
Cash flows provided by (used in) financing activities	$(1.4)	$4.3	$(47.9)	$53.0

Other Data:
Depreciation and intangible amortization	$26.5	$32.6	$52.7	$66.3
EBITDA (2)	$(11.2)	$31.0	$(14.4)	$114.9

Margins:
Rental margin (3)	63.0%	63.6%	62.7%	63.4%
Merchandise margin (4)	25.6%	22.9%	23.8%	18.3%
Gross margin (5)	54.8%	55.3%	54.0%	54.0%

Worldwide Store Data:
Same-store revenues increase (decrease) (6)
Rental revenues	(9.9)%	(10.7)%	(8.0)%	(11.1)%
Merchandise sales	(11.4)%	(26.1)%	(10.1)%	(15.1)%
Total revenues	(10.2)%	(14.7)%	(8.5)%	(12.1)%
Company-operated stores at end of period	4,661	5,656	4,661	5,656
Franchised stores at end of period	1,147	1,473	1,147	1,473
Total stores at end of period	5,808	7,129	5,808	7,129

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at July 4, 2010:
Domestic
Company-operated stores	3,023	5.6	16,784
Distribution centers	39	N/A	1,119
Corporate / regional offices	8	N/A	400
International
Company-operated stores	1,638	3.2	5,255
Distribution centers	8	N/A	178
Corporate / regional offices	6	N/A	88

(1)	During August 2009 we sold Xtra-vision, our Ireland subsidiary. These operations have been classified as discontinued operations.

(2)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

(3)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(4)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(5)	Gross profit as a percentage of total revenues.

(6)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation includes only those revenues generated by our in-store distribution channel and does not include the impact of foreign currency exchange. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com and BLOCKBUSTER On Demand. As of July 4, 2010, we had 3,425 stores operating under the BLOCKBUSTER brand in the United States and its territories, of which 402 stores were operated through our franchisees. We also had 5,300 vending kiosks operating under the BLOCKBUSTER Express brand in the United States and its territories at that date.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of July 4, 2010, we had 2,383 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 16 markets outside of the United States. Of these stores, 745 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. On August 28, 2009, we completed the sale of our subsidiary in Ireland. The results for Ireland have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic Stores	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended July 4, 2010
Revenues	$540.3	$248.0	$—	$788.3
Cost of sales	227.4	129.3	—	356.7

Gross profit	312.9	118.7	—	431.6
Operating expenses	310.9	129.7	28.7	469.3

Operating income (loss)	$2.0	$(11.0)	$(28.7)	$(37.7)

Thirteen Weeks Ended July 5, 2009
Revenues	$712.0	$269.8	$—	$981.8
Cost of sales	306.0	132.9	—	438.9

Gross profit	406.0	136.9	—	542.9
Operating expenses	377.4	134.4	32.7	544.5

Operating income (loss)	$28.6	$2.5	$(32.7)	$(1.6)

	Domestic Stores	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Twenty-Six Weeks Ended July 4, 2010
Revenues	$1,188.1	$539.6	$—	$1,727.7
Cost of sales	512.3	281.6	—	793.9

Gross profit	675.8	258.0	—	933.8
Operating expenses	665.9	268.2	66.8	1,000.9

Operating income (loss)	$9.9	$(10.2)	$(66.8)	$(67.1)

Twenty-Six Weeks Ended July 5, 2009
Revenues	$1,518.2	$549.5	$—	$2,067.7
Cost of sales	678.1	273.4	—	951.5

Gross profit	840.1	276.1	—	1,116.2
Operating expenses	750.7	262.8	54.1	1,067.6

Operating income (loss)	$89.4	$13.3	$(54.1)	$48.6

Thirteen Weeks Ended July 4, 2010 Compared with Thirteen Weeks Ended July 5, 2009

Domestic Segment. The following table is a summary of domestic stores results of operations.

	Thirteen Weeks Ended July 4, 2010		Thirteen Weeks Ended July 5, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$351.8	65.2%	$452.6	63.6%	$(100.8)	(22.3)%
Games	37.9	7.0%	47.4	6.7%	(9.5)	(20.0)%
Previously rented product (“PRP”)	70.5	13.0%	109.9	15.4%	(39.4)	(35.9)%

Total rental revenues	460.2	85.2%	609.9	85.7%	(149.7)	(24.5)%

Merchandise sales:
Movies	27.9	5.1%	34.2	4.8%	(6.3)	(18.4)%
Games	13.8	2.6%	21.3	3.0%	(7.5)	(35.2)%
General merchandise	35.2	6.5%	42.2	5.9%	(7.0)	(16.6)%

Total merchandise sales	76.9	14.2%	97.7	13.7%	(20.8)	(21.3)%

Royalties and other	3.2	0.6%	4.4	0.6%	(1.2)	(27.3)%

Total revenues	540.3	100.0%	712.0	100.0%	(171.7)	(24.1)%

Cost of sales:
Cost of rental revenues	171.6	31.8%	227.1	31.9%	(55.5)	(24.4)%
Cost of merchandise sold	55.8	10.3%	78.9	11.1%	(23.1)	(29.3)%

	227.4	42.1%	306.0	43.0%	(78.6)	(25.7)%

Gross profit	312.9	57.9%	406.0	57.0%	(93.1)	(22.9)%

Operating expenses:
General and administrative:
Stores	262.9	48.7%	297.1	41.8%	(34.2)	(11.5)%
Corporate and field	25.6	4.7%	36.6	5.1%	(11.0)	(30.1)%

Total general and administrative	288.5	53.4%	333.7	46.9%	(45.2)	(13.5)%

Advertising	4.3	0.8%	19.2	2.7%	(14.9)	(77.6)%
Depreciation and intangible amortization	18.1	3.3%	24.5	3.4%	(6.4)	(26.1)%

	310.9	57.5%	377.4	53.0%	(66.5)	(17.6)%

Operating income (loss)	$2.0	0.4%	$28.6	4.0%	$(26.6)	(93.0)%

EBITDA (1)	$20.1	3.7%	$53.1	7.5%	$(33.0)	(62.1)%

Margins:
Rental margin	$288.6	62.7%	$382.8	62.8%	$(94.2)	(24.6)%
Merchandise margin	$21.1	27.4%	$18.8	19.2%	$2.3	12.2%
Gross margin	$312.9	57.9%	$406.0	57.0%	$(93.1)	(22.9)%

	Thirteen Weeks Ended July 4, 2010	Thirteen Weeks Ended July 5, 2009
Same-store revenues increase/(decrease)
Rental revenues	(9.1)%	(13.3)%
Merchandise revenues	(21.7)%	(37.9)%
Total revenues	(11.0)%	(17.8)%
Other:
Ending by-mail subscriber count	1.2	1.6

(1)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $27.3 million decrease in same-store base rental revenues driven by decreased active store members partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate (“ADR”), described below;

•	a $24.9 million decrease in by-mail revenues as a result of a 29.3% decline in average by-mail subscribers;

•	a decline in company-operated stores of 727, or 19.4%, during the last four quarters; and

•	a $39.4 million decline in PRP revenues, driven by lower per unit prices as well as fewer auto-sales and re-stocking fees as a result fewer stores.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, whereby ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, then the rental will be converted to an automatic sale. ADR and extended viewing fees were $58.2 million and $14.9 million during the second quarter of 2010 and 2009, respectively. We expect that future revenues generated from ADR charges will represent a larger percentage of domestic rental revenue than it has in previous periods.

•

Although we expect the in-store movie rental industry to continue declining in 2010, the factors we expect to mitigate these challenges are modification of our domestic stores’ movie rental terms and pricing, implementation of studio windows, industry factors such as Hollywood/Movie Gallery store closures, better execution of our rental games offering, a balanced slate of movie releases and merchandising improvements including Blockbuster Premieres.

Domestic—Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $6.3 million decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic;

•

a $15.2 million bulk sale of games to a third-party game wholesaler during the second quarter of 2009, as opposed to an $11.5 million bulk sale of games to a third party during the second quarter of 2010; and

•	a decline in company-operated stores discussed above;

•	partially offset by higher per-unit prices.

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $14.9 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers;

•	reduced sales;

•	a decrease in rental inventory purchases; and

•	a reduction in PRP cost of goods sold due to lower inventory carrying values and reduced sales mentioned above.

•	Merchandise cost of goods sold decreased $23.1 million due to the decline in sales mentioned above.

Domestic—Gross profit

•	Rental gross margin percentage remained relatively flat over prior year.

•

Merchandise gross margin improved from 19.2% to 27.4% due mainly to a $7.7 million gain on the bulk sale of games to a third party in the second quarter of 2010, versus a net gain of only $2.7 million recorded for a bulk sale of games in the second quarter of 2009.

Domestic—Operating expenses

•

Store general and administrative expense decreased $34.2 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $11.0 million primarily due to our cost-savings measures.

•

During the second quarter, we closed 219 domestic company-operated stores and recorded $14.2 million in store closure expenses, excluding depreciation. We do not currently plan to close a significant number of our domestic stores in the remainder of 2010.

•	Advertising expense decreased $14.9 million as a result of decreased general advertising in the second quarter.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended July 4, 2010		Thirteen Weeks Ended July 5, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$108.2	43.6%	$126.0	46.8%	$(17.8)	(14.1)%
Games	12.1	4.9%	12.2	4.5%	(0.1)	(0.8)%
PRP	25.8	10.4%	23.6	8.7%	2.2	9.3%

Total rental revenues	146.1	58.9%	161.8	60.0%	(15.7)	(9.7)%

Merchandise sales:
Movies	29.7	12.0%	28.8	10.6%	0.9	3.1%
Games	46.2	18.6%	52.9	19.6%	(6.7)	(12.7)%
General merchandise	24.8	10.0%	25.5	9.5%	(0.7)	(2.7)%

Total merchandise sales	100.7	40.6%	107.2	39.7%	(6.5)	(6.1)%

Royalties and other	1.2	0.5%	0.8	0.3%	0.4	50.0%

Total revenues	248.0	100.0%	269.8	100.0%	(21.8)	(8.1)%

Cost of sales:
Cost of rental revenues	52.9	21.3%	53.8	20.0%	(0.9)	(1.7)%
Cost of merchandise sold	76.4	30.8%	79.1	29.3%	(2.7)	(3.4)%

	129.3	52.1%	132.9	49.3%	(3.6)	(2.7)%

Gross profit	118.7	47.9%	136.9	50.7%	(18.2)	(13.3)%

Operating expenses:
General and administrative	118.8	47.9%	122.3	45.3%	(3.5)	(2.9)%
Advertising	5.0	2.0%	5.4	2.0%	(0.4)	(7.4)%
Depreciation and intangible amortization	5.9	2.4%	6.7	2.5%	(0.8)	(11.9)%

	129.7	52.3%	134.4	49.8%	(4.7)	(3.5)%

Operating income (loss)	$(11.0)	(4.4)%	$2.5	0.9%	$(13.5)	(540.0)%

EBITDA (2)	$(5.1)	(2.1)%	$9.2	3.4%	$(14.3)	(155.4)%

Margins:
Rental margin	$93.2	63.8%	$108.0	66.7%	$(14.8)	(13.7)%
Merchandise margin	$24.3	24.1%	$28.1	26.2%	$(3.8)	(13.5)%
Gross margin	$118.7	47.9%	$136.9	50.7%	$(18.2)	(13.3)%

	Thirteen Weeks Ended July 4, 2010	Thirteen Weeks Ended July 5, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(11.8)%	(1.2)%
Merchandise revenues	(4.1)%	(14.3)%
Total revenues	(8.8)%	(7.1)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

(2)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

International—Rental revenues

•	Rental revenues decreased primarily due to:

•	a same-store movie rental decrease of 15.4%, with Canada and the United Kingdom contributing the majority of the decrease, driven by reduced traffic; and

•	a decline in company-operated stores of 268, or 14.1%, during the last four quarters; and

•	a $7.1 million decrease in ADR and extended viewing fees driven by reduced traffic discussed above;

•	offset by a favorable foreign currency exchange impact of $5.4 million, with Canada and the United Kingdom contributing the majority of the impact.

•	ADR and extended viewing fees were $16.7 million and $23.8 million during the second quarter of 2010 and 2009, respectively.

International—Merchandise sales

•	Merchandise sales decreased primarily due to:

•	a same-store game sales decrease of 9.1%, with decreased sales in the United Kingdom and Canada offset by Mexico due to increased competition offering lower prices; and

•	the reduced store count discussed above;

•	offset by a favorable foreign currency exchange impact of $0.1 million.

International—Cost of sales

•	We experienced a decrease in rental and merchandise cost of sales primarily due to the decrease in sales discussed above;

•	offset by an unfavorable foreign currency exchange impact of $2.3 million, with Canada and the United Kingdom contributing the majority of the impact;

International—Gross margin

•	Rental margin and merchandise gross margins remained relatively flat due to the decreases in sales and foreign currency exchange impacts discussed above.

International—Operating expenses

•	Operating expenses decreased primarily due to:

•	a $3.6 million decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange; and

•	a $3.0 million decrease in occupancy expense driven by our decline in store count discussed above, excluding the impact of foreign currency exchange;

•	offset by a $1.2 million increase in general and administrative costs, excluding the impact of foreign currency exchange; and

•	an unfavorable foreign currency exchange impact of $2.8 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	July 4, 2010	July 5, 2009	Dollar	Percent
General and administrative	$26.2	$31.3	$(5.1)	(16.3)%
Depreciation and intangible amortization	2.5	1.4	1.1	78.6%

Operating expenses	$28.7	$32.7	$(4.0)	(12.2)%

Operating expenses decreased primarily due to:

•	a decrease in general and administrative expense due to:

•

a $4.1 million decrease in corporate compensation expense, primarily driven by a reduction in head count, a decline in non-store personnel severance and reduced stock compensation expense of $1.7 million; and

•	a $1.1 million decrease in professional fees, due primarily to our cost-savings measures offset partially by increased professional fees related to our recapitalization activities.

•	We expect to incur significant professional fees associated with our recapitalization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Additional Consolidated Results.

•	Interest expense increased $3.3 million.

•	Expense for interest payments increased due to higher average interest rates and higher average debt balances on our long-term debt during the quarter;

•	offset by a $4.0 million decrease in non-cash interest related to the amortization of debt financing costs and amortization of discount on the Senior Secured Notes.

Twenty-Six Weeks Ended July 4, 2010 Compared with Twenty-Six Weeks Ended July 5, 2009

Domestic Segment. The following table is a summary of domestic stores results of operations.

	Twenty-Six Weeks Ended July 4, 2010		Twenty-Six Weeks Ended July 5, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$761.7	64.0%	$968.8	63.9%	$(207.1)	(21.4)%
Games	85.1	7.2%	101.7	6.7%	(16.6)	(16.3)%
Previously rented product (“PRP”)	164.6	13.9%	222.1	14.6%	(57.5)	(25.9)%

Total rental revenues	1,011.4	85.1%	1,292.6	85.2%	(281.2)	(21.8)%

Merchandise sales:
Movies	70.4	5.9%	85.3	5.5%	(14.9)	(17.5)%
Games	19.3	1.6%	43.3	2.9%	(24.0)	(55.4)%
General merchandise	80.3	6.8%	87.4	5.8%	(7.1)	(8.1)%

Total merchandise sales	170.0	14.3%	216.0	14.2%	(46.0)	(21.3)%

Royalties and other	6.7	0.6%	9.6	0.6%	(2.9)	(30.2)%

Total revenues	1,188.1	100.0%	1,518.2	100.0%	(330.1)	(21.7)%

Cost of sales:
Cost of rental revenues	381.0	32.0%	484.7	32.0%	(103.7)	(21.4)%
Cost of merchandise sold	131.3	11.1%	193.4	12.7%	(62.1)	(32.1)%

	512.3	43.1%	678.1	44.7%	(165.8)	(24.5)%

Gross profit	675.8	56.9%	840.1	55.3%	(164.3)	(19.6)%

Operating expenses:
General and administrative:
Stores	552.2	46.5%	601.9	39.6%	(49.7)	(8.3)%
Corporate and field	57.3	4.8%	72.8	4.8%	(15.5)	(21.3)%

Total general and administrative	609.5	51.3%	674.7	44.4%	(65.2)	(9.7)%

Advertising	19.5	1.6%	25.9	1.7%	(6.4)	(24.7)%
Depreciation and intangible amortization	36.9	3.1%	50.1	3.3%	(13.2)	(26.3)%

	665.9	56.1%	750.7	49.4%	(84.8)	(11.3)%

Operating income (loss)	$9.9	0.8%	$89.4	5.9%	$(79.5)	(88.9)%

EBITDA (1)	$46.8	3.9%	$139.5	9.2%	$(92.7)	(66.5)%

Margins:
Rental margin	$630.4	62.3%	$807.9	62.5%	$(177.5)	(22.0)%
Merchandise margin	$38.7	22.8%	$22.6	10.5%	$16.1	71.2%
Gross margin	$675.8	56.9%	$840.1	55.3%	$(164.3)	(19.6)%

	Twenty-Six Weeks Ended July 4, 2010	Twenty-Six Weeks Ended July 5, 2009
Same-store revenues increase/(decrease)
Rental revenues	(7.6)%	(12.8)%
Merchandise revenues	(17.3)%	(21.5)%
Total revenues	(9.2)%	(14.2)%
Other:
Ending by-mail subscriber count	1.2	1.6

(1)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $56.9 million decrease in same-store base rental revenues driven by a decrease in active store members partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate (“ADR”), described below;

•	a $57.1 million decrease in by-mail revenues as a result of a 29.2% decline in average by-mail subscribers;

•	a decline in company-operated stores of 727, or 19.43%, during the last four quarters; and

•

a decline in PRP revenues as a result of heavily discounted prices in stores which were being liquidated during the first quarter of 2010, partially offset by an increase in units sold and reduced store traffic and lower per unit prices during the second quarter of 2010.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, where ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, then after, the rental will be converted to an automatic sale. ADR and extended viewing fees were $91.9 million and $28.6 million during the first half of 2010 and 2009, respectively. We expect that future revenues generated from ADR charges will represent a larger percentage of domestic rental revenue than it has in previous periods.

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

Domestic—Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $20.3 million decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic;

•

a $15.2 million bulk sale of games to a third-party game wholesaler during the second quarter of 2009, as opposed to an $11.5 million bulk sale of games to a third party during the second quarter of 2010;

•	a $14.9 million decrease in movie sales due primarily to price reductions in the current year on select titles and reduced inventory levels;

•	a $2.2 million decline in same-store sales of general merchandise primarily resulting from lower unit prices and reduced inventory levels; and

•	a decline in company-operated stores discussed above;

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $39.8 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers; and

•	a decrease in sales discussed above; offset by

•	non-recurring contractual settlements with vendors in the first quarter of prior year of $3.3 million.

•

Merchandise cost of goods sold decreased $62.1 million due to the decline in sales and company-operated stores mentioned above and a $16.7 million obsolescence adjustment in the first quarter of 2009 for price reductions related to the bulk sale of games to a third-party wholesaler offset by an increase in consignment cost of sales.

Domestic—Gross profit

•	Rental gross margin percentage remained relatively flat over prior year.

•

Merchandise gross margin increased from 10.5% to 22.8% primarily due to the $7.7 million gain on bulk sale of games to a third party in the second quarter of 2010, versus the $14.0 million net loss on the bulk sale of games to a third party in the first half of 2009.

Domestic—Operating expenses

•

Store general and administrative expense decreased $49.7 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $15.5 million primarily due to our cost-savings measures.

•	During the first half of 2010, we closed 507 domestic company-operated stores and recorded $34.5 million in store closure expenses, excluding depreciation.

•

Advertising expense decreased $6.4 million as a result of decreased general advertising in the second quarter offset by increased advertising for our online operations and general advertising early in the first quarter.

International Segment. The following table is a summary of international results of operations.

	Twenty-Six Weeks Ended July 4, 2010		Twenty-Six Weeks Ended July 5, 2009		Increase/ (Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$237.0	44.0%	$248.4	45.2%	$(11.4)	(4.6)%
Games	24.9	4.6%	24.2	4.4%	0.7	2.9%
PRP	52.6	9.7%	49.7	9.0%	2.9	5.8%

Total rental revenues	314.5	58.3%	322.3	58.6%	(7.8)	(2.4)%

Merchandise sales:
Movies	66.0	12.3%	61.9	11.3%	4.1	6.6%
Games	105.2	19.5%	112.1	20.4%	(6.9)	(6.2)%
General merchandise	51.5	9.5%	51.6	9.4%	(0.1)	(0.2)%

Total merchandise sales	222.7	41.3%	225.6	41.1%	(2.9)	(1.3)%

Royalties and other	2.4	0.4%	1.6	0.3%	0.8	50.0%

Total revenues	539.6	100.0%	549.5	100.0%	(9.9)	(1.8)%

Cost of sales:
Cost of rental revenues	113.6	21.1%	106.1	19.4%	7.5	7.1%
Cost of merchandise sold	168.0	31.1%	167.3	30.4%	0.7	0.4%

	281.6	52.2%	273.4	49.8%	8.2	3.0%

Gross profit	258.0	47.8%	276.1	50.2%	(18.1)	(6.6)%

Operating expenses:
General and administrative	245.5	45.5%	239.2	43.5%	6.3	2.6%
Advertising	10.8	2.0%	10.2	1.9%	0.6	5.9%
Depreciation and intangible amortization	11.9	2.2%	13.4	2.4%	(1.5)	(11.2)%

	268.2	49.7%	262.8	47.8%	5.4	2.1%

Operating income (loss)	$(10.2)	(1.9)%	$13.3	2.4%	$(23.5)	(176.7)%

EBITDA (2)	$1.7	0.3%	$26.7	4.9%	$(25.0)	(93.6)%

Margins:
Rental margin	$200.9	63.9%	$216.2	67.1%	$(15.3)	(7.1)%
Merchandise margin	$54.7	24.6%	$58.3	25.8%	$(3.6)	(6.2)%
Gross margin	$258.0	47.8%	$276.1	50.2%	$(18.1)	(6.6)%

	Twenty-Six Weeks Ended July 4, 2010	Twenty-Six Weeks Ended July 5, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(9.0)%	(5.1)%
Merchandise revenues	(4.6)%	(9.2)%
Total revenues	(7.2)%	(6.9)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.
(2)	EBITDA is a non-GAAP financial measure. See “Non-GAAP Information—Reconciliation of EBITDA” that follows.

International—Rental revenues

•	Rental revenues decreased primarily due to:

•

a same-store movie rental decrease of 10.9%, with Canada contributing the majority of the decrease, driven by reduced traffic, partially offset by an increase in same-store movie rentals in the United Kingdom and Mexico as a result of a higher volume of transactions; and

•	a decline in company-operated stores of 268, or 14.1%, during the last four quarters; and

•	a $2.5 million decrease in ADR and extended viewing fees, primarily due to the reduced traffic discussed above;

•	offset by a favorable foreign currency exchange impact of $25.2 million, with Canada and the United Kingdom contributing the majority of the impact.

•	ADR and extended viewing fees were $35.9 million and $38.4 million during the first half of 2010 and 2009, respectively.

International—Merchandise sales

•	Merchandise sales decreased primarily due to:

•	a same-store game sales decrease of 8.4%, with decreased sales in all major markets due to increased competition offering lower prices; and

•	the reduced store count discussed above;

•	offset by a favorable foreign currency exchange impact of $11.7 million, with Canada and the United Kingdom contributing the majority of the impact.

International—Cost of sales

•	We experienced an unfavorable foreign currency exchange impact of $18.7 million, with Canada and the United Kingdom contributing the majority of the impact;

•	offset by a decrease in rental and merchandise cost of sales primarily due to the decrease in sales discussed above.

International—Gross margin

•	Rental margin and merchandise gross margin declined primarily due to the decreases in revenues offset by the foreign currency exchange impacts discussed above.

International—Operating expenses

•	Operating expenses increased primarily due to:

•	an unfavorable foreign currency exchange impact of $17.9 million;

•	offset by a $5.0 million decrease in compensation expense due to a reduction in head count, including a $1.5 million increase in severance, excluding the impact of foreign currency exchange;

•	a $4.2 million decrease in occupancy expense driven by our decline in store count discussed above, excluding the impact of foreign currency exchange; and

•	a $2.9 million decrease in depreciation and amortization, excluding the impact of foreign currency exchange.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Twenty-Six Weeks Ended		Increase/(Decrease)
	July 4, 2010	July 5, 2009	Dollar	Percent
General and administrative	$62.9	$51.3	$11.6	22.6%
Depreciation and intangible amortization	3.9	2.8	1.1	39.3%

Operating expenses	$66.8	$54.1	$12.7	23.5%

Operating expenses increased primarily due to:

•	an increase in general and administrative expense due to:

•	settlement of a $12.6 million future liability for $5.0 million, which resulted in a $7.6 million release of liabilities in the first quarter of 2009;

•	a $5.4 million increase in professional fees due primarily to $9.5 million in professional fees related to our recapitalization activities partially offset by our cost-savings measures; and

•

a $2.8 million increase in corporate compensation expense, driven by non-store personnel severance in the first quarter offset slightly by a reduction in head count and reduced stock compensation expense of $3.3 million.

•	We expect to incur significant professional fees associated with our recapitalization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Additional Consolidated Results.

•	Interest expense increased $19.0 million.

•	Expense for interest payments increased $20.5 million due to higher average interest rates and higher average debt balances on our long-term debt during the quarter;

•	offset by a $0.4 million decrease in non-cash interest related to the amortization of debt financing costs and amortization of discount on the Senior Secured Notes.

Non-GAAP Information—Reconciliation of EBITDA.

	Domestic Stores	International	Unallocated/ Corporate	Total
Reconciliation of EBITDA:
Thirteen Weeks Ended July 4, 2010
Operating income (loss)	$2.0	$(11.0)	$(28.7)	$(37.7)
Interest (expense) income, net (1)	—	—	(32.0)	(32.0)
Other items, net (1)	—	—	0.7	0.7
Provision for income taxes (1)	—	—	0.6	0.6
Income (loss) from discontinued operations, net of tax (1)	—	—	(0.3)	(0.3)

Net income (loss)	2.0	(11.0)	(59.7)	(68.7)
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	32.0	32.0
Other items, net	—	—	(0.7)	(0.7)
Provision for income taxes	—	—	(0.6)	(0.6)
Income (loss) from discontinued operations, net of tax	—	—	0.3	0.3
Depreciation and intangible amortization	18.1	5.9	2.5	26.5

EBITDA	$20.1	$(5.1)	$(26.2)	$(11.2)

Thirteen Weeks Ended July 5, 2009
Operating income (loss)	$28.6	$2.5	$(32.7)	$(1.6)
Interest (expense) income, net (1)	—	—	(28.0)	(28.0)
Other items, net (1)	—	—	(5.7)	(5.7)
Provision for income taxes (1)	—	—	(1.4)	(1.4)
Income (loss) from discontinued operations, net of tax (1)	—	—	(0.2)	(0.2)

Net income (loss)	28.6	2.5	(68.0)	(36.9)
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	28.0	28.0
Other items, net	—	—	5.7	5.7
Provision for income taxes	—	—	1.4	1.4
Income (loss) from discontinued operations, net of tax	—	—	0.2	0.2
Depreciation and intangible amortization	24.5	6.7	1.4	32.6

EBITDA	$53.1	$9.2	$(31.3)	$31.0

	Domestic Stores	International	Unallocated/ Corporate	Total
Reconciliation of EBITDA:
Twenty-Six Weeks Ended July 4, 2010
Operating income (loss)	$9.9	$(10.2)	$(66.8)	$(67.1)
Interest (expense) income, net (1)	—	—	(65.2)	(65.2)
Other items, net (1)	—	—	(0.9)	(0.9)
Provision for income taxes (1)	—	—	(0.5)	(0.5)
Income (loss) from discontinued operations, net of tax (1)	—	—	(0.4)	(0.4)

Net income (loss)	9.9	(10.2)	(133.8)	(134.1)
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	65.2	65.2
Other items, net	—	—	0.9	0.9
Provision for income taxes	—	—	0.5	0.5
Income (loss) from discontinued operations, net of tax	—	—	0.4	0.4
Depreciation and intangible amortization	36.9	11.9	3.9	52.7

EBITDA	$46.8	$1.7	$(62.9)	$(14.4)

Twenty-Six Weeks Ended July 5, 2009
Operating income (loss)	$89.4	$13.3	$(54.1)	$48.6
Interest (expense) income, net (1)	—	—	(45.3)	(45.3)
Other items, net (1)	—	—	(6.5)	(6.5)
Provision for income taxes (1)	—	—	(6.9)	(6.9)
Income (loss) from discontinued operations, net of tax (1)	—	—	0.9	0.9

Net income (loss)	89.4	13.3	(111.9)	(9.2)
Adjustments to reconcile net income (loss) to EBITDA:
Interest (expense) income, net	—	—	45.3	45.3
Other items, net	—	—	6.5	6.5
Provision for income taxes	—	—	6.9	6.9
Income (loss) from discontinued operations, net of tax	—	—	(0.9)	(0.9)
Depreciation and intangible amortization	50.1	13.4	2.8	66.3

EBITDA	$139.5	$26.7	$(51.3)	$114.9

(1)	Management reviews these items on a global basis, not by segment.

We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income (loss) before interest (expense) income, impairment charges, income taxes and depreciation and amortization, as well as discontinued operations and other items, net, which are not included in income (loss) from operations. EBITDA for the first half of fiscal 2010 decreased $129.3 million. This decrease is primarily attributable to the variances discussed above.

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

We incurred a net loss from operations for the twenty-six weeks and fiscal year ended July 4, 2010 and January 3, 2010, respectively, had negative working capital as of July 4, 2010, and had a stockholders’ deficit as of July 4, 2010 and January 3, 2010. In addition, the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors have raised substantial doubt about our ability to continue as a going concern.

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

We are currently pursuing certain recapitalization opportunities with our senior secured and senior subordinated noteholders as well as other potential strategic investors intended to substantially lessen our debt obligations and provide additional capital for the ongoing operation of our business. While we pursue these recapitalization opportunities, we are operating under a cash management strategy to enhance and preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to grow our business over the long term. Since the end of fiscal 2009, we have successfully completed certain elements of our cash management strategy, including, among other things:

•	enhanced payment terms with several of the major studios by granting a lien on and security interest in substantially all of our Canadian assets;

•	optimized our store portfolio by closing 507 underperforming domestic company-operated stores and renegotiated leases on 673 domestic company-operated stores in the first and second quarters of 2010;

•	reduced our inventory levels for movies, games and consumer electronics;

•	eliminated our letter of credit requirements for lease guarantees;

•

implemented new movie rental terms and pricing in our domestic stores, including the March 1, 2010 implementation of a new policy in our company-operated stores, whereby an additional daily rate is charged for each day a member chooses to keep the rental following the initial rental period; and

•	reengineered our corporate, field overhead and distribution organizations and processes to increase efficiency and reduce our operating costs.

Other elements of our cash management plan that we continue to pursue include, among other things:

•	managing our working capital through optimization of inventory levels by continuing to sell underperforming rental inventory;

•	further reducing our selling, general and administrative expenses in fiscal 2010;

•	minimizing our capital expenditures to approximately $30 million by eliminating, delaying or curtailing discretionary and non-essential spending for fiscal 2010; and

•	lengthening the cycle of payables to certain vendors.

Additionally, on July 1, 2010, we entered into a forbearance agreement with the holders of approximately 70% of the outstanding principal amount of the Senior Secured Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010, whereby such holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the indenture governing the Senior Secured Notes with respect to our failure on July 1, 2010 to redeem a portion of the Senior Secured Notes and to pay interest on the Senior Secured Notes (the “Forbearance Agreement”). Absent any default or the occurrence of certain events, the Forbearance Agreement will be effective until September 30, 2010. See “Item 1A. Risk Factors—We have entered into a forbearance agreement with the holders of our senior secured notes under which such holders have agreed to forbear from taking any action to enforce their rights and remedies in connection with our failure to pay the July 1, 2010 amortization and interest payment obligations under the notes. Should we be in default of the forbearance agreement or should the holders of the notes not agree to further extend such forbearance agreement, the entire amount owed under the senior secured notes could be declared immediately due and payable.”

We are obligated to make the next interest payment on our $300.0 million aggregate principal amount of 9% senior subordinated notes due September 1, 2012 (the “Senior Subordinated Notes”) on September 1, 2010. However, any payment in respect of our Senior Subordinated Notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement and the Forbearing Holders will no longer be obligated to forbear from enforcing their rights and remedies in respect of the amortization and interest payment defaults and would have the ability to declare the entire amount owed under the Senior Secured Notes immediately due and payable. While we have not made a formal determination regarding the September 1, 2010 interest payment on the Senior Subordinated Notes, there is a substantial likelihood that such payment will not be made as scheduled. If we do not make the interest payment on the Senior Subordinated Notes when due and such failure is not remedied within 30 days, the holders of the Senior Subordinated Notes will have the ability to declare the entire amount owed under such notes immediately due and payable. See “Item 1A. Risk Factors—Any payment in respect of our senior subordinated notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement. We are currently obligated to make an interest payment on the senior subordinated notes on September 1, 2010. There is a substantial likelihood that such payment will not be made as scheduled, in which event after a 30-day cure period, the holders of the senior subordinated notes could declare the entire amount owed under such notes immediately due and payable.”

Based on our current internal forecasts, our cash flows over the next 12 months will not be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures, working capital purposes including rental library purchases, and payments of principal and interest on borrowings including the significant amortization payments required on the Senior Secured Notes and interest payments on the Senior Subordinated Notes. In addition, increased competition continues to make it more difficult to accurately forecast our results of operations and cash position, so our revenues may deteriorate beyond what we anticipate. Our current plan for the remainder of 2010 contemplates a domestic same-store sales decline in the high-single digits. Each 1% change in our domestic same-store rental revenues represents an approximately $10 million change in operating income (loss). A greater same-store sales decline than reflected in our plan would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our capital needs using cash on hand and cash from operations as our current forecasts suggest and are unable to recapitalize our debt and equity structure, we may have to take other actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, further reducing or delaying capital expenditures or filing for protection under the U.S. Bankruptcy Code. We can give no assurance that we will successfully execute the recapitalization initiatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. See “Item 1A. Risk Factors—We are currently pursuing certain recapitalization initiatives in an effort to improve our capital structure. It is possible that even a successful and efficient implementation of one or more of these initiatives will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.”

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected, and our results of operations and financial performance would suffer. As noted above, we have renegotiated our agreements with certain of our largest vendors and pledged our Canadian assets to help ensure continued supply of product from these vendors.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 5 to our consolidated financial statements for further discussion of these items.

Exchange Delisting

On November 17, 2009, we received notice from the Exchange that we were not in compliance with the Exchange’s continued listing standard that requires the average closing price of our common stock to be no less than $1.00 per share over a consecutive 30 trading-day period, and on March 24, 2010, we received notice from the Exchange that we were not in compliance with the Exchange’s continued listing standard that requires our average global market capitalization to be no less than $75 million over a consecutive 30 trading-day period. In an effort to cure these deficiencies, our Board of Directors authorized a conversion of our Class B common stock into Class A common stock as well as a reverse stock split. The conversion and reverse stock split each did not, however, receive the requisite stockholder approval at our 2010 annual meeting of stockholders. As a result, on July 1, 2010, the Exchange notified us that trading on the Exchange of our common stock would be suspended prior to the opening on July 7, 2010. We did not appeal the Exchange’s decision, and they have filed an application with the Securities and Exchange Commission to strike our common stock from listing.

Effective July 7, 2010, our Class A common stock and Class B common stock trade exclusively on the Pink OTCQB market (the “Pink Sheets”) under the symbols BLOKA and BLOKB, respectively. The Pink Sheets is a significantly more limited market than the Exchange, and the quotation of our common stock on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot make assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange. See “Item 1A. Risk Factors—Our common stock is no longer listed on a national securities exchange and is quoted only on the Pink Sheets, which could negatively affect our stock price and liquidity.”

Capital Structure

	July 4, 2010	January 3, 2010
Current portion
Senior Secured Notes, interest rate of 11.75%	$598.2	$101.6
Current portion of capital lease obligations	5.3	6.1

	603.5	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	300.0	300.0

Total long-term debt, less current portion	300.0	836.0
Capital lease obligations, less current portion	16.9	19.9

	316.9	855.9

Total	$920.4	$963.6

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

The Notes bear interest at a rate of 11.75% and mature on October 1, 2014. Interest on the Notes is payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010. As of July 4, 2010 and January 3, 2010, we had $630.0 million and $675.0 million, respectively, aggregate principal outstanding on the Notes.

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

The downgrades in our credit ratings subject us to more restrictive covenants under the Indenture and such ratings have changed significantly during the past six months. On January 21, 2010, Standard & Poor’s changed our outlook to poor from stable. On February 17, 2010, Standard & Poor’s downgraded our corporate credit rating to CCC from B-, with a negative outlook and lowered our Notes to CCC from a B rating. On March 2, 2010, Moody’s downgraded both our probability of default rating and our corporate family rating to Caa3 from Caa1, with a negative outlook. On March 18, 2010, Standard & Poor’s downgraded our corporate credit rating to CC from CCC, with a negative outlook. On July 2, 2010, Standard & Poor’s downgraded our corporate rating to SD from CC and downgraded our Notes to D from CC, and Moody’s downgraded our probability of default rating to Ca/LD from Caa3 and our corporate family rating to Ca from Caa3. On July 13, 2010, Standard & Poor’s downgraded our corporate rating to D from SD.

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

The following table sets forth the quarterly minimum principal payments on our long-term debt as of July 4, 2010. These payments do not include interest or redemption premiums on the Mandatory Redemptions.

	Senior Secured Notes	Senior Subordinated Notes	Total Payments Due
Remainder of 2010:
Third quarter	45.0	—	45.0
Fourth quarter	22.5	—	22.5

	$67.5	$—	$67.5

Fiscal 2011:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2012:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	—	300.0	300.0
Fourth quarter	45.0	—	45.0

	$90.0	$300.0	$390.0

Fiscal 2013:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	22.5	—	22.5
Fourth quarter	22.5	—	22.5

	$90.0	$—	$90.0

Fiscal 2014:
First quarter	$22.5	$—	$22.5
Second quarter	22.5	—	22.5
Third quarter	247.5	—	247.5
Fourth quarter	—	—	—

	$292.5	$—	$292.5

On July 1, 2010, we entered into a Forbearance Agreement with holders of approximately 70% of the outstanding principal amount of the Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010. Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the Indenture with respect to our failure on July 1, 2010, (i) to redeem a portion of the Notes pursuant to the Indenture and the Notes (the “Amortization Payment Default”) and (ii) to pay interest on the Notes (the “Interest Payment Default”). The Forbearance Agreement is effective until the earliest of (i) September 30, 2010, (ii) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Amortization Payment Default or Interest Payment Default, and (iii) the occurrence of certain other events as described in the Forbearance Agreement. The Forbearance Agreement contains covenants by us to, among other things: (i) retain and continue to employ a chief restructuring officer who will assist with all restructuring initiatives, and (ii) provide to the Trustee and to counsel and the financial advisors to the Forbearing Holders (a) a 13-week treasury cash flow forecast no later than Thursday of each week, (b) executive summary reports no later than Thursday of each week, and (c) periodic financial reports each month no later than twenty-one days after the end of the prior month. We also agreed to weekly telephonic and written communication with counsel and the financial advisors to the Forbearing Holders to review, among other things, the weekly reports and to provide updates on strategic processes. As we would not have been in compliance with the terms of the Indenture absent the Forbearance Agreement and would have been unable to comply with the terms of the original forbearance terms without the extension obtained on August 12, 2010, we have reclassified all the remaining carrying amount and debt issue costs related to the Senior Secured Notes from non-current to current as of July 4, 2010. As of July 4, 2010, unamortized debt issue costs for the Senior Secured Notes were $20.1 million and are classified as “Prepaid and other current assets.” If the Senior Secured Notes are refinanced in a transaction that is required to be accounted for as an extinguishment of debt or the outstanding balance is called by the noteholders, unamortized debt costs at the refinancing or demand date would be required to be expensed in the period of refinancing or demand. See “Item 1A. Risk Factors—We have entered into a forbearance agreement with the holders of our senior secured notes under which such holders have agreed to forbear from taking any action to enforce their rights and remedies in connection with our failure to pay the July 1, 2010 amortization and interest payment obligations under the notes. Should we be in default of the forbearance agreement or should the holders of the notes not agree to further extend such forbearance agreement, the entire amount owed under the senior secured notes could be declared immediately due and payable.”

Upon the occurrence of a change of control (as defined in the Indenture), any holder of the Notes will have the right to require us to repurchase all or any part of the Notes of such holder at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

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

As described above, we are currently pursuing certain modifications to our capital structure that are likely to impact the Notes. The holders of the Notes have formed a noteholder committee, have retained advisors, with which we are engaged in negotiations, and continue to conduct due diligence on us. We can give no assurance that we will successfully execute the recapitalization initiatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

See “Item 1A. Risk Factors—We are currently pursuing certain recapitalization initiatives in an effort to improve our capital structure. It is possible that even a successful and efficient implementation of one or more of these initiatives will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.” See also “Item 1A. Risk Factors—Risks Relating to Our Liquidity and Indebtedness” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 for further information.

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of July 4, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. We may redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices. Interest accrues on the Senior Subordinated Notes from August 20, 2004, and is payable on March 1 and September 1 of each year. Any payment in respect of the Senior Subordinated Notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement and the Forbearing Holders will no longer be obligated to forbear from enforcing their rights and remedies in respect of the Amortization Payment Default and the Interest Payment Default and would have the ability to declare the entire amount owed under the Senior Secured Notes immediately due and payable. While we have not made a formal determination regarding the September 1, 2010 interest payment on the Senior Subordinated Notes, there is a substantial likelihood that such payment will not be made as scheduled. If we do not make the interest payment on the Senior Subordinated Notes when due and such failure is not remedied within 30 days, the holders of the Senior Subordinated Notes will have the ability to declare the entire amount owed under the Senior Subordinated Notes immediately due and payable. As there has been no event of default on the Senior Subordinated Notes as of July 4, 2010, the carrying amount of this debt and its related debt issue costs have not been reclassified from non-current to current. See “Item 1A. Risk Factors—Any payment in respect of our senior subordinated notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement. We are currently obligated to make an interest payment on the senior subordinated notes on September 1, 2010. There is a substantial likelihood that such payment will not be made as scheduled, in which event after a 30-day cure period, the holders of the senior subordinated notes could declare the entire amount owed under such notes immediately due and payable.”

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

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $114.6 million to $87.6 million of cash used in operating activities in the first half of 2010 from $27.0 million of cash provided by operating activities in the first half of 2009, primarily due to cash used to fund losses from operations.

•	Net income adjusted for non-cash items decreased $149.7 million, driven by a decline in gross profit.

•	Purchases of rental and merchandise inventories decreased due to a decrease in store customer traffic and fewer company operated stores.

•

Payables and accrued liabilities decreased $173.3 million in the first half of 2010 as compared to $303.0 million in the first half of 2009, due to a significant paydown of vendor balances in the first quarter of 2009.

Investing Activities. Net cash flows from investing activities increased $150.5 million to $13.3 million of cash provided by investing activities in the first half of 2010 from $137.2 million used in investing activities in the first half of 2009, due mainly to changes in restricted cash.

Financing Activities. Net cash flows from financing activities decreased $100.9 million to $47.9 million of cash used in financing activities in the first half of 2010 from $53.0 million of cash provided by financing activities in the first half of 2009. This change was primarily due to:

•	net proceeds of $100.3 million from our revolving credit agreement in the first half of 2009 as compared to $45.0 million repayments on our Senior Secured Notes in the first quarter of 2010;

•	partially offset by a $40.3 million decrease in cash paid for debt financing costs related to our debt refinancing in May 2009.

Other Information

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Disclosure Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	We are currently pursuing certain recapitalization initiatives. We can give no assurance that we will successfully execute these recapitalization initiatives or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a pre-packaged, pre-arranged or other type of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others, and could result in very little recovery to our existing security holders. Further, our ability to timely and efficiently emerge from Chapter 11 could be negatively impacted by inter-creditor disputes and other contingencies beyond our control, and our business model upon emergence from a bankruptcy filing may be altered. If we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could also be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

(ii)	The increasingly competitive industry conditions under which we operate has negatively impacted our results of operations and cash flows and may continue to in the future. These factors have raised substantial doubt about our ability to continue as a going concern.

(iii)	The Senior Secured Notes and Senior Subordinated Notes require significant amortization and other debt service payments. We may not be able to make such payments as they become due, which would result in an event of default under the indentures governing such notes. Were this to occur, we might not have, or be able to obtain sufficient cash to pay our accelerated indebtedness.

(iv)	If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

(v)	Our level of indebtedness may make it more difficult for us to pay our debts as they become due and more necessary for us to divert our cash flow from operations to debt service payments.

(vi)	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

(vii)	Restrictive covenants in the indenture governing our Senior Subordinated Notes and the indenture governing the Senior Secured Notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

(viii)	Past and potential further downgrades in our debt ratings may adversely affect our margins, liquidity, competitive position and access to capital markets.

(ix)	The tightening or elimination of credit terms by studios could result in increased up-front cash commitments that we may be unable to sustain on a long-term basis and adversely impact optimal product in-stock and availability levels.

(x)	Revenues generated from our in-store home video and game rentals and sales are projected to continue to decline. Such decline has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

(xi)	We may not achieve all of the expected benefits from our cost saving initiatives.

(xii)	Our common stock is no longer listed on a national securities exchange and is quoted only on the Pink Sheets, which may negatively affect on our stock price and liquidity.

(xiii)	The loss of key management personnel and possible difficulties in retaining or replacing such personnel under current circumstances could affect our ability to achieve our operational goals and cost saving initiatives.

(xiv)	Other factors which may have material adverse effects, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of July 4, 2010 and July 5, 2009, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

On October 1, 2009, we issued fixed rate senior secured debt and repaid all of our variable rate debt under our credit facilities. As we no longer have the ability to borrow variable rate debt under our credit facilities, we have no significant market interest rate risk impacting our future results of operations, financial position and cash flows.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have decreased by $5.5 million and $37.0 million and operating income would have decreased by $0.3 million and $0.4 million, respectively, for the thirteen and twenty-six weeks ended July 4, 2010 if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 31.5% and 27.5% of our total revenues for the thirteen weeks ended July 4, 2010 and July 5, 2009, respectively, and 31.2% and 26.6% of our total revenues for the twenty-six weeks ended July 4, 2010 and July 5, 2009, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of July 4, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of July 4, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the thirteen weeks ended July 4, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 5 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below should be read in conjunction with “Risks Relating to Our Liquidity and Indebtedness,” “Risks Relating to Our Business Operations,” “Risks Relating to Our Common Stock,” and “Other Business Risks” as discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

We are currently pursuing certain recapitalization initiatives in an effort to improve our capital structure. It is possible that even a successful and efficient implementation of one or more of these initiatives will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

We are experiencing liquidity constraints and have amortization and other debt service requirements. As such, we are currently in discussions with our senior secured and senior subordinated noteholders as well as other strategic parties in an effort to restructure our balance sheet and acquire additional capital funding. We can give no assurance that we will successfully execute the recapitalization initiatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our various debt agreements and indentures. It is possible that even a successful implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, partners and others, and could result in very little recovery to our existing security holders. Further, our ability to timely and efficiently emerge from Chapter 11 could be negatively impacted by inter-creditor disputes and other contingencies beyond our control, and our business model upon emergence from a bankruptcy filing may be altered. If we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could also be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

We have entered into a forbearance agreement with the holders of our senior secured notes under which such holders have agreed to forbear from taking any action to enforce their rights and remedies in connection with our failure to pay the July 1, 2010 amortization and interest payment obligations under the notes. Should we be in default of the forbearance agreement or should the holders of the notes not agree to further extend such forbearance agreement, the entire amount owed under the senior secured notes could be declared immediately due and payable.

On July 1, 2010, we entered into a forbearance agreement with the holders of approximately 70% of the outstanding principal amount of our senior secured notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010 (the “Forbearance Agreement”). Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the indenture governing the notes with respect to our failure on July 1, 2010, (i) to redeem a portion of the notes pursuant to the indenture and the notes (the “Amortization Payment Default”) and (ii) to pay interest on the notes (the “Interest Payment Default”). The Forbearance Agreement is effective until the earliest of (i) September 30, 2010, (ii) the occurrence or existence of any Default or Event of Default (each as defined in the indenture governing the notes) other than the Amortization Payment

Default or Interest Payment Default, and (iii) the occurrence of certain other events as described in the Forbearance Agreement. In the event that we default under, or are unable to obtain a further extension of, the Forbearance Agreement, the entire amount owed under the senior secured notes could be declared immediately due and payable. If this amount is accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owned to our debt holders. If we are unable to repay our debt upon an acceleration event, we may be forced to file for protection under the U.S. Bankruptcy Code.

Any payment in respect of our senior subordinated notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement. We are currently obligated to make an interest payment on the senior subordinated notes on September 1, 2010. There is a substantial likelihood that such payment will not be made as scheduled, in which event after a 30-day cure period, the holders of the senior subordinated notes could declare the entire amount owed under such notes immediately due and payable.

Any payment in respect of our senior subordinated notes during the term of the Forbearance Agreement will constitute a termination event under the Forbearance Agreement and the Forbearing Holders will no longer be obligated to forbear from enforcing their rights and remedies in respect of the Amortization Payment Default and the Interest Payment Default and would have the ability to declare the entire amount owed under the senior secured notes immediately due and payable. While we have not made a formal determination regarding the September 1, 2010 interest payment on the senior subordinated notes, there is a substantial likelihood that such payment will not be made as scheduled. If we do not make the interest payment on the senior subordinated notes when due and such failure is not remedied within 30 days, the holders of such notes will have the ability to declare the entire amount owed under the notes immediately due and payable. If this amount is accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owned to our debt holders. If we are unable to repay our debt upon an acceleration event, we may be forced to file for protection under the U.S. Bankruptcy Code.

Our common stock is no longer listed on a national securities exchange and is quoted only on the Pink Sheets, which could negatively affect our stock price and liquidity.

In November 2009 and March 2010, we received notice from the New York Stock Exchange (the “Exchange”) that we were not in compliance with certain of the Exchange’s continued listing standards. We failed to regain compliance with these continued listing standards, and on July 1, 2010, the Exchange notified us that trading on the Exchange of our Class A common stock and Class B common stock (together, the “common stock”) would be suspended prior to the opening on July 7, 2010. We did not appeal the Exchange’s decision, and they have filed an application with the Securities and Exchange Commission to strike our common stock from listing.

Effective July 7, 2010, our Class A common stock and Class B common stock trade exclusively on the Pink OTCQB market (the “Pink Sheets”) under the symbols BLOKA and BLOKB, respectively. The Pink Sheets is a significantly more limited market than the Exchange, and the quotation of our common stock on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot make assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

Item 3.	Defaults Upon Senior Securities

On July 1, 2010, a $42.4 million principal and interest payment was due to be paid on our Senior Secured Notes, consisting of $22.5 million of principal, $18.5 million of interest and $1.4 million of redemption premium. Instead of making the scheduled payment, on July 1, 2010, we entered into a forbearance agreement with holders of approximately 70% of the outstanding principal amount of the Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010 (the “Forbearance Agreement”). Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the Indenture with respect to our failure on July 1, 2010, (i) to redeem a portion of the Notes pursuant to the Indenture and the Notes (the “Amortization Payment Default”) and (ii) to pay interest on the Notes (the “Interest Payment Default”). The Forbearance Agreement is effective until the earliest of (i) September 30, 2010, (ii) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Amortization Payment Default or Interest Payment Default, and (iii) the occurrence of certain other events as described in the Forbearance Agreement. The Forbearance Agreement contains covenants by us to, among other things: (i) retain and continue to employ a chief restructuring officer who will assist with all restructuring initiatives, and (ii) provide to the Trustee and to counsel and the financial advisors to the Forbearing Holders (a) a 13-week treasury cash flow forecast no later than Thursday of each week, (b) executive summary reports no later than Thursday of each week, and (c) periodic financial reports each month no later than 21 days after the end of the prior month. We also agreed to weekly telephonic and written communication with counsel and the financial advisors to the Forbearing Holders to review, among other things, the weekly reports and to provide updates on strategic processes.

Item 6.	Exhibits

The Exhibit Index on page 65 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/s/ THOMAS M. CASEY
Thomas M. Casey Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: August 13, 2010

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1		Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

3.3		Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4		Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/ 2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

Executive Officer Employment and Separation Agreement

10.1	*	Amended and Restated Employment Agreement between Blockbuster Inc. and Thomas Casey, effective May 17, 2010.

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.