Form 10-Q
period 2010-10-03
BLOCKBUSTER INC
filed 2010-11-12
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Yes  ☐    No   ☒

Number of shares of common stock outstanding at November 5, 2010:

Class A common stock, par value $.01 per share: 147,370,491

Class B common stock, par value $.01 per share: 72,000,000

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues:
Base rental revenues	$470.8	$581.8	$1,570.3	$1,920.8
Previously rented product (“PRP”) revenues	99.9	129.0	326.3	404.9

Total rental revenues	570.7	710.8	1,896.6	2,325.7
Merchandise sales	161.4	195.0	554.1	636.6
Other revenues	4.5	4.7	13.6	15.9

	736.6	910.5	2,464.3	2,978.2

Cost of sales:
Cost of rental revenues	191.1	247.1	685.7	837.9
Cost of merchandise sold	119.1	141.8	418.4	502.5

Total cost of sales	310.2	388.9	1,104.1	1,340.4

Gross profit	426.4	521.6	1,360.2	1,637.8

Operating expenses:
General and administrative	405.0	475.9	1,322.9	1,441.1
Advertising	10.6	19.0	40.9	55.1
Depreciation and intangible amortization	28.3	36.9	81.0	103.2

	443.9	531.8	1,444.8	1,599.4

Operating income (loss)	(17.5)	(10.2)	(84.6)	38.4
Interest expense	(28.0)	(31.8)	(93.3)	(78.1)
Loss on extinguishment of debt	—	(29.9)	—	(29.9)
Interest income	0.5	0.1	0.6	1.1
Other items, net	(1.2)	(1.2)	(2.1)	(7.7)

Income (loss) from continuing operations before reorganization items and income taxes	(46.2)	(73.0)	(179.4)	(76.2)
Reorganization items, net	(5.5)	—	(5.5)	—
Benefit (provision) for income taxes	(1.8)	(2.9)	(2.3)	(9.8)

Income (loss) from continuing operations	(53.5)	(75.9)	(187.2)	(86.0)
Income (loss) from discontinued operations, net of tax	—	(38.2)	(0.4)	(37.3)

Net income (loss)	(53.5)	(114.1)	(187.6)	(123.3)
Preferred stock dividends	(0.6)	(2.7)	(2.9)	(8.3)

Net income (loss) applicable to common stockholders	$(54.1)	$(116.8)	$(190.5)	$(131.6)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(0.25)	$(0.40)	$(0.89)	$(0.49)
Discontinued operations	—	(0.20)	—	(0.19)

Net income (loss)	$(0.25)	$(0.60)	$(0.89)	$(0.68)

Weighted-average common shares outstanding:
Basic and diluted	220.0	194.8	213.5	193.7

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	October 3, 2010	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$120.7	$188.7
Receivables, less allowances of $5.1 and $6.0 for 2010 and 2009, respectively	48.1	79.4
Merchandise inventories	207.6	298.5
Rental library, net	259.6	340.7
Deferred income taxes	13.7	13.6
Prepaid and other current assets	116.3	139.1

Total current assets	766.0	1,060.0
Property and equipment, net	197.9	249.4
Deferred income taxes	79.6	114.6
Intangibles, net	6.4	7.7
Restricted cash	35.7	58.5
Other assets	36.4	48.1

	$1,122.0	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$72.1	$300.8
Accrued expenses	254.3	407.7
Debtor-in-possession credit agreement	20.0	—
Current portion of long-term debt	—	101.6
Current portion of capital lease obligations	0.6	6.1
Deferred income taxes	83.7	118.6

Total current liabilities	430.7	934.8
Long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9
Other liabilities	22.5	61.9
Liabilities subject to compromise (Note 2)	1,160.7	—

	1,614.0	1,852.6

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.030 and 0.146 shares issued and outstanding for 2010 and 2009, respectively, with a liquidation preference of $1,000 per share	30.3	145.9
Class A common stock, par value $0.01 per share; 400 shares authorized; 147.1 and 122.4 shares issued and outstanding for 2010 and 2009	1.5	1.3
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2010 and 2009	0.7	0.7
Additional paid-in capital	5,498.1	5,377.0
Accumulated deficit	(5,974.5)	(5,786.9)
Accumulated other comprehensive loss	(48.1)	(52.3)

Total stockholders’ equity (deficit)	(492.0)	(314.3)

	$1,122.0	$1,538.3

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Cash flows from operating activities:
Net income (loss)	$(187.6)	$(123.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	81.0	106.1
Reorganization items, net of cash payments	1.0	—
Rental library purchases	(265.1)	(347.3)
Rental library amortization	349.7	376.2
Loss on sale of store operations	—	38.7
Non-cash share-based compensation	0.9	6.2
Deferred taxes and other	9.0	15.7
Loss on extinguishment of debt	—	29.9
Changes in operating assets and liabilities:
Change in receivables	31.1	55.6
Change in merchandise inventories	90.3	138.7
Change in prepaid and other assets	30.6	9.5
Change in accounts payable	(150.0)	(181.5)
Change in accrued expenses and other liabilities	(34.7)	(150.5)

Net cash provided by (used in) operating activities	(43.8)	(26.0)

Cash flows from investing activities:
Capital expenditures	(16.7)	(19.9)
Change in restricted cash	22.8	(65.8)
Proceeds from sale of store operations	—	13.4
Other investing activities	1.3	0.9

Net cash provided by (used in) investing activities	7.4	(71.4)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit agreement	20.0	—
Proceeds from senior secured notes	—	634.5
Proceeds from credit agreement	—	381.4
Repayments on credit agreement	—	(864.4)
Repayments on senior secured notes	(45.0)	—
Cash dividends on preferred stock	—	(2.8)
Debt financing costs	(2.7)	(61.1)
Capital lease payments	(4.1)	(8.9)

Net cash provided by (used in) financing activities	(31.8)	78.7

Effect of exchange rate changes on cash	0.2	4.8

Net decrease in cash and cash equivalents	(68.0)	(13.9)
Cash and cash equivalents at beginning of period	188.7	154.9

Cash and cash equivalents at end of period	$120.7	$141.0

Supplemental cash flow information:
Cash payments for interest	$57.6	$67.7
Cash payments for income taxes	$9.6	$19.2

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 1—Description of Business and Basis of Presentation

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

These unaudited consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the fiscal year ended January 3, 2010, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Accounting policies used in the preparation of these unaudited consolidated financial statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. As noted below, we have adopted the provisions of reorganization accounting during the third quarter of 2010, which does not change our existing accounting policies.

Certain reclassifications, which did not impact net income, have been made to prior period amounts to conform to the current period presentation. These include the reclassification of $2.7 million and $6.8 million from base rental revenues to previously rented product revenues for the thirteen and thirty-nine weeks ended October 4, 2009, respectively. These reclassifications do not reflect a material change in the information previously presented in our Consolidated Statements of Operations.

Reorganization under Chapter 11 of the United States Bankruptcy Code

On September 23, 2010 (the “Petition Date”), Blockbuster Inc. and certain of its domestic affiliates (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases (the “Chapter 11 Cases”) are being jointly administered as Case No-14997 (BRL) under the caption “In re Blockbuster Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our remaining subsidiaries, including our non-U.S. subsidiaries, have been excluded from the Chapter 11 Cases and continue to operate their businesses without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code. Our international operations in Canada, Denmark, Italy, Mexico, Uruguay and the United Kingdom are conducting business as usual. However, since the Petition Date, Blockbuster Inc. has ceased to

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

provide funding to support our operations in Argentina, which have experienced continued shortfalls in operating cash flows for some time. As a result, it is anticipated that such subsidiary will file for its own liquidation proceedings in Argentina.

The Chapter 11 Cases were filed in response to the challenges of rapidly increasing industry competition and fragmentation, significant debt amortization and other debt service obligations, and ongoing cost-savings measures designed to enhance and preserve liquidity that placed constraints on our ability to fully implement operational and strategic initiatives, all of which adversely impacted our results of operations, cash flows and liquidity over the past several years. As part of the Chapter 11 Cases and as discussed further below, we anticipate the development and implementation of a plan of reorganization to restructure our capital structure and business operations. Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of such plan, or the effect of any operational changes that may be implemented. Further information regarding the Chapter 11 Cases can be found in Note 2 below.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance for multiple-deliverable revenue arrangements which eliminates the residual method of revenue allocation and requires revenue to be allocated based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2—Voluntary Reorganization under Chapter 11

Operation and Implication of the Chapter 11 Cases

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Accordingly, although commencement of the Chapter 11 Cases triggered defaults on substantially all of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Debtors operating as debtors-in-possession under the Bankruptcy Code may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a Debtor’s historical consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including certain employee wage and benefit obligations, cash management, tax matters, certain customer programs and payment of pre-petition claims of certain vendors deemed critical to the Debtors’ ongoing business, including certain movie studios and game vendors. The Debtors are paying, and intend to continue paying, claims arising

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

after the Petition Date in the ordinary course of business. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other professionals to provide services and advice to the Debtors in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the UCC could protract the Chapter 11 Cases, negatively affect the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 Cases.

We have incurred and expect to continue to incur significant costs associated with our reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Plan of Reorganization

For the Debtors to successfully emerge from the Chapter 11 Cases, we must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Debtors to transition from the Chapter 11 Cases into ordinary course operations out of bankruptcy. In connection with the plan of reorganization, the Debtors must also obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

Although the Debtors have not filed a joint plan of reorganization or a related disclosure statement with the Bankruptcy Court, the Debtors intend to propose a plan in accordance with the terms of the Plan Term Sheet and Plan Support Agreement (together, the “Proposed Plan”) dated as of September 22, 2010, by and between the Debtors and certain of their senior secured noteholders (the “Consenting Noteholders”). The Debtors anticipate filing the Proposed Plan on or about November 30, 2010, unless otherwise extended by agreement of the Consenting Noteholders. Following submission of the Proposed Plan, the Debtors will take all actions necessary to obtain approval for it from the Bankruptcy Court on or before March 15, 2011. Generally, the Proposed Plan provides, among other things, mechanisms for (i) settlement of claims against the Debtors’ estates; (ii) treatment of our existing equity and debt holders; (iii) provision for exit financing; and (iv) certain corporate governance and administrative matters pertaining to our reorganized company.

We continue to have ongoing discussions with the Consenting Noteholders regarding the Proposed Plan and will continue to do so until the Proposed Plan is filed with the Bankruptcy Court. The Proposed Plan is subject to revision prior to submission to the Bankruptcy Court based upon those continuing discussions, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Court or the Bankruptcy Code. There can be no assurance that we will be able to secure approval of the Proposed Plan by the Bankruptcy Court, or that the Proposed Plan will be accepted by our lenders or the Unsecured Creditors Committee, in which instance the lenders have the right to terminate the DIP Credit Agreement (as defined below).

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Financing During Pendency of the Chapter 11 Cases

During the pendency of the Chapter 11 Cases, the Debtors are funding operations pursuant to an order of the Bankruptcy Court permitting the Debtors’ use of cash collateral and entry into a $125 million Senior Secured Super-Priority Debtor-in-Possession Revolving Credit Agreement (as amended, the “DIP Credit Agreement,” discussed below). As of October 3, 2010, the Debtors had borrowed $20.0 million under the DIP Credit Agreement, and may borrow additional amounts from time to time subject to certain limitations and restrictions set forth in the DIP Credit Agreement. Our non-Debtor subsidiaries are not included in the Chapter 11 Cases and, as a result, are not borrowers under the DIP Credit Agreement; they continue to fund their operations principally with cash generated from operating activities and, in certain limited circumstances where so permitted by the lenders under the DIP Credit Agreement, funds from Blockbuster Inc.

Since approval of the DIP Credit Agreement, the Debtors have focused on executing their strategic and operating initiatives and ensuring the smooth transition of their business in Chapter 11. However, there can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Vendor Agreements

On March 31, 2010, in order to secure the obligations of Blockbuster Inc. under its trade agreements with Twentieth Century Fox Home Entertainment LLC, Sony Pictures Home Entertainment Inc. and Warner Home Video (collectively, the “Studios”), Blockbuster Canada Co., our indirect wholly-owned subsidiary (“BB Canada”), entered into (i) a guarantee agreement (the “Guarantee”) in favor of Home Trust Company (the “Trustee”) for the benefit of the Studios, pursuant to which BB Canada irrevocably guaranteed the obligations of Blockbuster Inc. under such trade agreements; (ii) a general security agreement (the “Security Agreement”) in favor of the Trustee for the benefit of the Studios pursuant to which BB Canada granted a lien on and security interest in substantially all of its assets; and (iii) a collateral trust agreement among the Studios and the Trustee pursuant to which the Trustee was appointed to act as collateral trustee for the Studios to hold, receive, maintain, administer and distribute the collateral at any time delivered to the Trustee and to enforce the security documents and all interests, rights, powers and remedies of the Trustee with respect thereto or thereunder and the proceeds thereof (collectively, the “Security Documents”). In return each of the Studios agreed to new payment terms for current and future deliveries of home entertainment offerings under their current trade agreements. The Security Documents contain customary representations, warranties, affirmative and negative covenants and other customary terms and conditions.

Pursuant to the requirements of the Guarantee and Security Agreement, upon commencement of the Chapter 11 Cases, the Debtors were required to obtain authority from the Bankruptcy Court to continue to pay the Studios in the ordinary course of business pursuant to their respective trade agreements, including payments for obligations incurred prior to the commencement of the Chapter 11 Cases. In exchange for obtaining such authority, the Studios agreed to continue shipping under the terms of their existing trade agreements and during the pendency of the Chapter 11 Cases. Failure to obtain such authority, however, would constitute an event of default under the Security Documents. On September 27, 2010, the Debtors obtained such authority on an interim basis and on October 27, 2010, the Debtors received final approval of their request for such authority.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Going Concern

We incurred a net loss from operations for the thirty-nine weeks and fiscal year ended October 3, 2010 and January 3, 2010, respectively, had negative working capital as of October 3, 2010, and had a stockholders’ deficit as of October 3, 2010 and January 3, 2010. In addition, our recent Chapter 11 filing and the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of our plan of reorganization and our ability to successfully implement such plan and obtain exit financing, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Financial Reporting in Reorganization

As a result of the Chapter 11 Cases, we have adopted the provisions of reorganization accounting, which does not change the application of US GAAP with respect to the preparation of our financial statements. However, this guidance does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective September 23, 2010, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 3, 2010. In addition, liabilities subject to compromise in the Chapter 11 Cases are distinguished from fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying consolidated balance sheet as of October 3, 2010. Where there is uncertainty about whether a secured claim is undersecured or will be impaired under the plan, we have classified the entire amount of the claim as a liability subject to compromise. Such liabilities are reported at amounts expected to be allowed, even if they settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of executory contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claim; or other events.

Liabilities Subject to Compromise

As described above, certain claims against the Debtors in existence prior to the Chapter 11 Cases (“pre-petition liabilities”) may be subject to compromise or other treatment under the plan of reorganization and are

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

reflected as liabilities subject to compromise in the accompanying consolidated balance sheet. These amounts reflect our current estimates of pre-petition liabilities that are subject to restructuring in the Chapter 11 Cases. A summary of liabilities subject to compromise as of October 3, 2010 is presented in the following table:

Debt subject to compromise:
11.75% Senior Secured Notes, due 2014	$600.7
9.0% Senior Subordinated Notes, due 2012	300.0
Capital lease obligations	17.6
Accrued interest	53.8
Accounts payable	62.0
Occupancy related accruals	47.7
Liabilities for store closures and asset retirement obligations	41.1
Other accrued liabilities	37.8

Liabilities subject to compromise	$1,160.7

We are in default under certain of our pre-petition debt obligations, including the principal amount of our 9.0% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”), under which we failed to make our scheduled interest payment on September 1, 2010. Additionally, on July 1, 2010, we entered into a forbearance agreement with the holders of approximately 70% of the outstanding principal amount (the “Forbearing Holders”) of our 11.75% Senior Secured Notes, due 2014 (the “Senior Secured Notes”), which was subsequently amended and restated on August 12, 2010, whereby such holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the indenture governing the Senior Secured Notes with respect to our failure on July 1, 2010 to redeem a portion of the Senior Secured Notes and to pay interest on the Senior Secured Notes (the “Forbearance Agreement”). The Forbearance Agreement remained in effect until the Chapter 11 Cases commenced on the Petition Date.

Reorganization Items, Net

Reorganization items, net include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. A summary of reorganization items, net for the thirteen and thirty-nine weeks ended October 3, 2010 is presented in the following table:

DIP Credit Agreement financing fees	$2.7
Additional insurance coverage during bankruptcy	1.8
Professional fees	1.0

Reorganization items, net	$5.5

Contractual Interest Expense

Effective as of September 23, 2010, we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from September 23, 2010 through October 3, 2010, contractual interest expense related to liabilities subject to compromise of $3.3 million has not been recorded as it is not expected to be an allowed claim under the Chapter 11 Cases.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Pre-Petition Claims

On October 22, 2010 the Debtors filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of each of the Debtors as of the Petition Date. The statements and schedules are available at www.kccllc.net/blockbuster. On November 10, 2010, the Bankruptcy Court entered an order approving December 22, 2010 as the “Bar Date” in the Chapter 11 Cases for general creditor, non-governmental claims, which is the legal deadline by which any creditor must file a proof of claim in the Chapter 11 Cases. In accordance with that order, on or before November 15, 2010, the Debtors will mail proofs of claim forms to all known creditors, including, without limitation, their current and former employees, vendors and other parties with whom the Debtors have previously conducted business. Recipients disagreeing with the Debtors’ valuation of claims may file discrepancies with the Bankruptcy Court and differences between amounts recorded by the Debtors and claims filed by creditors will be evaluated and resolved as a part of the Chapter 11 Cases. However, the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed for all claims.

The resolution of such claims could result in a material adjustment to our financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Condensed Combined Debtor-in-Possession Financial Information

In accordance with the requirements of reorganization accounting, the financial statements below represent the condensed combined financial statements of the Debtors only and are prepared on the same basis as the accompanying consolidated financial statements. These condensed combined financial statements are presented as if the Debtors accounted for their investments in the non–Debtor subsidiaries using the equity method of accounting.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Statement of Operations for the Thirteen Weeks Ended October 3, 2010

Revenues:
Rental revenues	$413.5
Merchandise sales	55.7
Other revenues	10.6

479.8

Cost of sales:
Cost of rental revenues	140.6
Cost of merchandise sold	40.3

180.9

Gross profit	298.9

Operating expenses:
General and administrative	290.7
Advertising	6.0
Depreciation and intangible amortization	22.9

319.6

Operating income (loss)	(20.7)
Interest (expense) income, net	(27.5)
Other items, net	(1.1)

Income (loss) before reorganization items and income taxes	(49.3)
Reorganization items, net	(5.5)
Provision for income taxes	(0.6)
Equity in income (loss) of non-Debtor subsidiaries, net of tax	1.9

Net income (loss)	$(53.5)

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Balance Sheet as of October 3, 2010

Assets
Current assets:
Cash and cash equivalents	$52.0
Receivables, net	29.5
Amounts due from non-Debtor subsidiaries, net	10.1
Merchandise inventories	87.0
Rental library, net	187.5
Prepaid and other current assets	76.6

Total current assets	442.7
Property and equipment, net	148.6
Deferred income taxes	70.6
Investments in non-Debtor subsidiaries	286.3
Intangibles, net	6.0
Restricted cash	35.2
Other assets	34.5

$1,023.9

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30.5
Accrued expenses	194.7
DIP Credit Agreement	20.0
Deferred income taxes	70.7

Total current liabilities	315.9
Other liabilities	12.2
Liabilities subject to compromise	1,160.7
Liabilities to non-Debtor subsidiaries subject to compromise	27.1

1,515.9
Total stockholders’ equity (deficit)	(492.0)

$1,023.9

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Statement of Cash Flows for the Thirty-Nine Weeks Ended October 3, 2010

Net cash provided by (used in) operating activities	$(70.6)

Investing activities:
Capital expenditures	(13.1)
Change in restricted cash	22.8
Other investing activities	1.2

Net cash provided by (used in) investing activities	10.9

Financing activities:
Repayments on senior secured notes	(45.0)
Proceeds from DIP Credit Agreement	20.0
Debt financing costs	(2.7)
Capital lease payments	(3.8)
Intercompany loans	16.9

Net cash provided by (used in) financing activities	(14.6)

Net decrease in cash and cash equivalents	(74.3)
Cash and cash equivalents at beginning of period	126.3

Cash and cash equivalents at end of period	$52.0

Note 3—Restructuring Activities

Store Closures

As of October 3, 2010 and January 3, 2010, the liability related to lease terminations and store closure reserves was $21.4 million and $8.1 million, respectively, of which $19.5 million was classified as liabilities subject to compromise as of October 3, 2010. Prior to the Petition Date, we made payments of $7.2 million and $30.8 million in rent and lease termination costs during the thirteen and thirty-nine weeks ended October 3, 2010, respectively. There have been no significant adjustments to previously accrued store closure costs during 2010.

The following table presents operating expenses related to store closures during the thirteen and thirty-nine weeks ended October 3, 2010 and October 4, 2009:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Closed store accruals and lease termination costs	$8.0	$1.7	$42.5	$5.3
Accelerated depreciation	5.5	6.3	10.7	9.4

Total store closure expense	$13.5	$8.0	$53.2	$14.7

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Severance Charges

As of October 3, 2010 the liability related to severance was $3.5 million, of which $1.1 million is classified as “Liabilities subject to compromise” on our Consolidated Balance Sheets. The following table presents the activity in severance liability for the thirty-nine weeks ended October 3, 2010 and October 4, 2009:

	Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Beginning balance	$5.6	$4.7
Expense incurred and accrued	13.3	6.3
Adjustments to accruals	(0.5)	(0.6)
Amount paid	(14.9)	(6.7)

Ending balance	$3.5	$3.7

Note 4—Debt

Pre-Petition Debt

As discussed in Note 2 above, due to the Chapter 11 Cases, as of the Petition Date substantially all of our pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on our consolidated balance sheet at October 3, 2010, including the Senior Secured Notes and the Senior Subordinated Notes. Refer to our January 3, 2010 Annual Report on Form 10-K for detailed information related to pre-petition debt and information related to the covenants and restrictions associated with the pre-petition debt.

DIP Credit Agreement

On September 23, 2010, Blockbuster Inc., as borrower entered into a Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement with our Debtor-subsidiaries signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “DIP Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, (i) the DIP Lenders have agreed to lend up to $125 million in the form of revolving loan advances, (ii) the Subsidiary Guarantors agreed to guarantee our obligations thereunder and Blockbuster Inc., and (iii) the Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the DIP Lenders, a first-priority security interest in and lien upon all of Blockbuster Inc.’s and the Subsidiary Guarantors’ existing and after-acquired personal and real property. We will have the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then-applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and 7.5%, respectively. The DIP Credit Agreement limits, among other things, our and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of Blockbuster Inc. and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provides (w) a periodic delivery of our budget that must be approved by a requisite number of DIP Lenders set forth in the DIP Credit Agreement, (x) specific milestones that we must achieve by specific target dates, (y) maintain an EBITDA (as defined in the DIP Credit Agreement) of $85 million for the fiscal year ending 2010 and (z) repay the revolver at one point between December 1, 2010 and January 14, 2011, such that

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

the outstanding revolver loans shall be less than $25 million. We paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement, and will pay the DIP Lenders an unused amount fee and commitment fee as set forth in the DIP Credit Agreement. We are required to prepay or repay the facility in the event we receive proceeds from dispositions or sale of assets as specified in the DIP Credit Agreement, receive proceeds from the issuance of equity, or, if the aggregate amount of unrestricted cash on hand exceeds $25 million during December, or exceeds $20 million any time thereafter, such amount in excess of the foregoing.

We had borrowed $20.0 million under the DIP Credit Agreement as of October 3, 2010, and may borrow additional amounts from time to time subject to certain limitations and restrictions set forth in the DIP Credit Agreement. Borrowings under the DIP Credit Agreement are to be used to finance working capital, capital expenditures, to pay certain pre-petition obligations and for other general corporate purposes in accordance with an approved budget. We believe that amounts available under the DIP Credit Agreement, the provision for exit financing, plus cash generated from operations will be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures, and for working capital purposes including rental library purchases.

The DIP Credit Agreement matures and terminates on the earliest to occur of (i) April 30, 2011 and (ii) the acceleration of the obligations upon the continuation of an event of default; provided that we may elect to convert all then outstanding revolving loan advances into the Exit Credit Facility, or upon one of certain specified occurrences or alternative dates relating to the pendency, administration or conversion of the Chapter 11 Cases, each as set forth in the DIP Credit Agreement (such date, the “Termination Date”). All outstanding revolving loan advances under the DIP Credit Agreement are automatically due and payable in full on the Termination Date. In addition to standard events of default, the DIP Credit Agreement provides events of default specific to the Chapter 11 Cases, failure to provide a business plan, failure to provide updates to the approved budget, and breaches under certain material contracts that result in termination thereof.

On October 27, 2010, the parties to the DIP Credit Agreement entered into an Amendment No. 1 to Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement (the “First Amendment to DIP Credit Agreement”), which, among other things, amended the DIP Credit Agreement in the following particulars: (a) the commitment fee payable by the Debtors to the DIP Lenders became payable in full to the Agent upon entry of the Final Order on October 27, 2010, and payable in turn from the Agent to the DIP Lenders party to the Omnibus Reallocation Agreement (as defined below) on the October 28, 2010 effective date of the Reallocation Agreement; and (b) certain definitions, including those for the First and Third Milestone Dates were revised.

On October 28, 2010, the DIP Lenders and certain additional holders of the Senior Secured Notes not parties to the DIP Credit Agreement (the “Incoming Lenders”), entered into an Omnibus Reallocation Agreement (the “Reallocation Agreement”) pursuant to which, among other things, (i) the Incoming Lenders were offered the opportunity to become lenders under the DIP Credit Agreement; (ii) the proportionate share of each DIP Lender’s funded amount under the DIP Credit Agreement was adjusted based upon such DIP Lender’s increased or decreased funding commitment and new funds committed by Incoming Lenders.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Debt Balances

	October 3, 2010	January 3, 2010
Current portion
DIP Credit Agreement, interest rate of 10.5% at October 3, 2010	$20.0	$—
Senior Secured Notes, interest rate of 11.75%	—	101.6
Current portion of capital lease obligations	0.6	6.1

	20.6	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9

	0.1	855.9

Liabilities subject to compromise
Senior Secured Notes, interest rate of 11.75%	600.7	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—
Capital lease obligations	17.6	—

	918.3	—

Total	$939.0	$963.6

Additionally, we have recorded $20.0 million of deferred financing costs related to our Senior Secured Notes and our Senior Subordinated Notes which are currently recorded in “Other assets” on our Consolidated Balance Sheets as of October 3, 2010.

Note 5—Fair Value of Financial Instruments

At October 3, 2010, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of our Senior Subordinated Notes and $630 million aggregate principal amount of our Senior Secured Notes. The estimated fair values of our Senior Subordinated Notes and Senior Secured Notes at October 3, 2010 and January 3, 2010 are based on trading activity in active markets and may not represent the current fair values.

A summary of the carrying values and the fair values of our Senior Secured Notes and our Senior Subordinated Notes is as follows:

	October 3, 2010			January 3, 2010
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Secured Notes	$630.0	$600.7	$352.8	$675.0	$637.6	$641.3
Senior Subordinated Notes	$300.0	$300.0	$9.8	$300.0	$300.0	$168.0

Year-to-date in fiscal 2010 and 2009, no financial instruments were held or issued for trading purposes.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 6—Stock and Share-Based Payments

For the thirteen weeks ended October 3, 2010 and October 4, 2009, we recognized $0.2 million and $1.8 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units. For the thirty-nine weeks ended October 3, 2010 and October 4, 2009, we recognized $0.9 million and $6.2 million, respectively, of share-based compensation expense related to stock options, restricted shares and restricted share units.

During the thirty-nine weeks ended October 3, 2010, no stock options were granted or exercised and 7.8 million stock options were cancelled, due mainly to the expiration of 5.0 million options previously outstanding to our former CEO. In addition, 1.0 million restricted shares or restricted share units were granted, 1.0 million restricted shares and restricted share units were vested, and no restricted shares and restricted share units were cancelled. As of October 3, 2010, 9.5 million stock options and 1.3 million restricted shares and restricted share units remained outstanding.

The $0.01 million of unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of October 3, 2010 will be recognized in the fourth quarter of fiscal 2010.

Note 7—Income Taxes

As of October 3, 2010 the liability for uncertain tax positions was approximately $3.1 million and is reflected in “Liabilities subject to compromise” on our Consolidated Balance Sheets. If recognized, this amount would result in a positive effect on our effective tax rate.

The following is a summary of our domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	09/30/2004 and prior	No	Yes	N/A	Yes
Domestic	12/31/2004	No	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	No	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No
Domestic	12/31/2008	Yes	N/A	No	No
Domestic	12/31/2009	Yes	N/A	No	No

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination
Canada	2000 and prior	Post 2000	2001-2005
Italy	2004 and prior	Post 2004	N/A
Mexico	2003 and prior	Post 2003	N/A
United Kingdom	2004 and prior	Post 2004	N/A

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of income tax expense in our Consolidated Statements of Operations. As of October 3, 2010, we had recorded liabilities of approximately $0.8 million associated with accrued interest and penalties related to uncertain tax positions.

Note 8—Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 3, 2010 and October 4, 2009 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net income (loss)	$(53.5)	$(114.1)	$(187.6)	$(123.3)
Foreign currency translation adjustment, net of tax	12.6	8.0	4.2	27.8

Total comprehensive income (loss)	$(40.9)	$(106.1)	$(183.4)	$(95.5)

Note 9—Net Income (Loss) Per Share and Dividends

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 9.5 million and 16.9 million shares of Class A common stock were outstanding as of October 3, 2010 and October 4, 2009, respectively. Additionally, 1.3 million and 6.1 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of October 3, 2010 and October 4, 2009, respectively. For the thirteen and thirty-nine weeks ended October 3, 2010 and October 4, 2009, the inclusion of all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock would be anti-dilutive and were therefore excluded from the computation of the weighted-average shares for diluted EPS.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the six consecutive quarterly periods beginning on February 15, 2009 and ending on August 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $3.4 million of accumulated dividends is recorded on our consolidated balance sheet in “Liabilities subject to compromise” as of October 3, 2010. Under Delaware law, we can only pay dividends on our shares of capital stock out of our surplus, or, if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For these purposes a surplus can be defined as the excess at any given time of a company’s net assets over capital, which is the aggregate par value of the outstanding shares of capital stock. We currently have a negative surplus and have no net profits for fiscal 2009 or fiscal 2010 to date. Under Delaware law, we are unable to pay dividends on shares of our capital stock, whether in cash or in shares of common stock, for so long as such negative surplus exists or until we generate sufficient net profits.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

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

In addition, as a result of our failure to pay dividends for six quarterly dividend periods, holders of the Series A convertible preferred stock have the right, subject to certain procedural requirements, to elect two additional directors to our Board of Directors. If elected, such additional directors would be entitled to serve until all accumulated and unpaid dividends have been paid in full; however, upon approval by the Bankruptcy Court of our proposed plan of reorganization, the term of any such directors will terminate and the new board of directors contemplated by such plan will be established.

In the thirteen weeks ended October 3, 2010, 1,550 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 0.3 million shares of our Class A common stock. This included approximately 34,000 shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. In the thirty-nine weeks ended October 3, 2010, 115,589 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 23.9 million shares of our Class A common stock. This included 1.5 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. Pursuant to a final order entered by the Bankruptcy Court, further conversions of the Series A convertible preferred stock into common stock or other form of equity ownership in the Debtors are prohibited during the pendency of the Bankruptcy Cases.

Note 10—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $4.0 million and $8.9 million for the thirteen and thirty-nine weeks ended October 3, 2010, and $0.9 million and $2.7 million for the thirteen and thirty-nine weeks ended October 4, 2009, respectively, pursuant to our commercial arrangements with Take-Two. At October 3, 2010, our Consolidated Balance Sheets included $0.9 million reduction for vendor credits from Take-Two recorded in “Accounts payable.” At January 3, 2010, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and $1.7 million recorded in “Accounts payable.”

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

We entered into a broker service agreement, effective as of October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company served as our exclusive insurance broker of record through October 1, 2010. James W. Crystal, who was a member of our Board of Directors until June 25, 2010, is Chairman and Chief Executive Officer of Frank Crystal & Company, a full service insurance brokerage and services company. We paid Frank Crystal & Company $0.6 million and $0.7 million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively. Frank Crystal & Company is no longer a related party at October 3, 2010.

Note 11—Commitments and Contingencies

The Chapter 11 Cases

On September 23, 2010, the Debtors filed voluntary petitions for relief under Chapter 11. The Chapter 11 Cases are being jointly administered as Case No-14997 (BRL). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Refer to Note 2 above for details on the Chapter 11 Cases.

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Unless the bankruptcy court orders otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Section 365 of the Bankruptcy Code provides a process by which the Debtors may assume, assume and assign or reject certain pre-petition executory contracts (contracts that are not fully performed by either party) subject to the approval of the Bankruptcy Court and certain other conditions. Essentially, a rejection of a contract by the Debtors is a court-authorized breach of contract and, subject to certain exceptions, relieves the Debtors of further obligations under that contract, but creates a deemed pre-petition claim for damages by the party whose contract is rejected. Such parties may file claims in the Bankruptcy Court for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under that contract and to provide the other party with adequate assurance of the debtor’s future performance under the contract. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on with the plan of reorganization is confirmed. At this time, it is not possible to accurately predict the effect the Chapter 11 Cases will have on our business.

Litigation and Claims

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding our extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment for us. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, we paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of our motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court for leave to appeal. On March 14, 2008, upon reconsideration the trial court granted Blockbuster’s motion to decertify plaintiff classes and decertified both plaintiff and defendant classes. On September 23, 2010, Blockbuster filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-14997). Blockbuster’s voluntary Chapter 11 bankruptcy filing has automatically stayed this case. We believe the plaintiffs’ position in Cohen is without merit and we intend to vigorously defend ourselves in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. We believe the plaintiffs’ positions in all of these cases are without merit and, if necessary, intend to vigorously defend ourselves.

Blockbuster is a defendant in one remaining lawsuit arising out of the Blockbuster and Facebook websites. On August 12, 2008, Sean Lane, Mohannaed Sheikha, Sean Martin, Ali Sammour, Mohammaed Zidan, Sara Karrow, Colby Henson, Denton Hunker, Firas Sheikha, Hassen Sheikha, Linda Stewart, Tina Tran, Matthew Smith, Erica Parnell, John Conway, Austin Muhs, Phillip Huerta, Alicia Hunker, and Megan Lynn Hancock (a minor, through her parent Rebecca Holey) filed a putative class action complaint under the VPPA, the Electronic Communications Privacy Act (“ECPA”), the Computer Fraud and Abuse Act (“CFAA”), California’s Consumer Legal Remedies Act, and California’s Computer Crime Law in the United States District Court for the Northern District of California. Plaintiffs assert claims against Facebook, Inc., Blockbuster Inc., Fandango, Inc., Hotwire, Inc., STA Travel, Inc., Overstock.com, Inc., Zappos.com, Inc., Gamefly, Inc., and John Does 1-40, corporations. Plaintiffs are purporting to act on behalf of every Facebook member who visited one or more of Facebook’s affiliates’ websites and engaged in activities that triggered the Facebook affiliates’ websites to communicate with Facebook regarding the activity from November 6, 2007 to December 5, 2007. Plaintiffs claim Blockbuster violated the VPPA, ECPA, and CFAA by allegedly violating the plaintiffs’ privacy through their activities on the Blockbuster and Facebook websites. Plaintiffs seek class certification, injunctive and equitable relief, statutory

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

damages, attorneys’ fees, and costs. On March 17, 2010, the court approved a settlement on behalf of the putative class of plaintiffs. The settlement is funded and supported by Facebook and requires no contribution from Blockbuster. On May 27, 2010, the court entered final judgment dismissing the case with prejudice. In June 2010, several separate appeals of the final judgment were filed by persons objecting to the terms of the settlement. On September 23, 2010, Blockbuster filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-14997). On September 28, 2010, the United States Court of Appeals for the Ninth Circuit issued an order staying the appeals as to defendant Blockbuster only. We believe that the claims are without merit and should it become necessary, we intend to vigorously defend ourselves.

On September 30, 2008, Ellen Dufrain filed a putative class action against Blockbuster in the Superior Court of Los Angeles County, California alleging failure to fully reimburse California-based managers for work expenses and unfair business practices. Plaintiff seeks class certification, unpaid work expenses, an accounting, injunctive relief, declaratory relief, equitable relief, interest, costs, and attorney’s fees. On March, 9, 2010, plaintiff filed an amended complaint adding a new claim for statutory penalties. On April 8, 2010, Blockbuster removed the case to the United States District Court for the Central District of California. On May 17, 2010, the case was remanded back to the Superior Court of Los Angeles County, California. By order dated September 8, 2010, the trial court certified two classes; one class of all California-based store-level management employees employed from September 30, 2004 through the date of judgment to whom Blockbuster failed to fully reimburse mileage expenses for the use of their personal vehicle while performing company business, and another class of those who were subjected to unlawful, unfair or fraudulent business acts or practices. On September 23, 2010, Blockbuster filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-14997). Blockbuster’s voluntary Chapter 11 bankruptcy filing has automatically stayed this case. We believe that the claims are without merit and we intend to vigorously defend ourselves.

Other Contingent Matters

Blockbuster is subject to various other legal proceedings in the course of conducting our business, including our business as a franchisor. Although we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, we cannot predict the impact of future developments affecting our outstanding claims and litigation.

Note 12—Discontinued Operations

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

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

The following table summarizes the results of discontinued operations, which includes immaterial amounts from previous divestitures:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues	$—	$25.5	$—	$99.4
Income (loss) before income taxes (includes loss on sale)	$—	$(38.2)	$(0.4)	$(37.4)
Provision for income taxes	—	—	—	0.1

Income (loss) from discontinued operations	$—	$(38.2)	$(0.4)	$(37.3)

Note 13—Segment Information

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

	Domestic Segment	International Segment	Unallocated Corporate	Total
Thirteen weeks ended October 3, 2010
Revenues	$472.3	$264.3	$—	$736.6
Operating income (loss)	2.7	10.0	(30.2)	(17.5)
Depreciation and intangible amortization	21.6	5.4	1.3	28.3
Net capital expenditures	4.1	1.1	0.9	6.1

Thirteen weeks ended October 4, 2009
Revenues	$621.2	$289.3	$—	$910.5
Operating income (loss)	12.2	8.9	(31.3)	(10.2)
Depreciation and intangible amortization	29.1	6.1	1.7	36.9
Net capital expenditures	3.5	1.8	0.6	5.9

Thirty-nine weeks ended October 3, 2010
Revenues	$1,660.4	$803.9	$—	$2,464.3
Operating income (loss)	12.6	(0.2)	(97.0)	(84.6)
Depreciation and intangible amortization	58.5	17.3	5.2	81.0
Net capital expenditures	10.8	3.6	2.3	16.7

Thirty-nine weeks ended October 4, 2009
Revenues	$2,139.4	$838.8	$—	$2,978.2
Operating income (loss)	101.6	22.2	(85.4)	38.4
Depreciation and intangible amortization	79.2	19.5	4.5	103.2
Net capital expenditures	12.8	4.0	3.1	19.9

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

Note 14—Condensed Consolidating Financial Statements

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

(DEBTOR-IN-POSSESSION)

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

	Statement of Operations for the Thirteen Weeks Ended October 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$413.5	$—	$157.2	$—	$570.7
Merchandise sales	55.7	—	105.7	—	161.4
Other revenues	10.6	8.5	1.1	(15.7)	4.5

	479.8	8.5	264.0	(15.7)	736.6

Cost of sales:
Cost of rental revenues	140.6	—	50.5	—	191.1
Cost of merchandise sold	40.3	—	78.8	—	119.1

	180.9	—	129.3	—	310.2

Gross profit	298.9	8.5	134.7	(15.7)	426.4

Operating expenses:
General and administrative	290.7	8.5	121.5	(15.7)	405.0
Advertising	6.0	—	4.6	—	10.6
Depreciation and intangible amortization	22.9	—	5.4	—	28.3

	319.6	8.5	131.5	(15.7)	443.9

Operating income (loss)	(20.7)	—	3.2	—	(17.5)
Interest (expense) income, net	(27.5)	—	—	—	(27.5)
Other items, net	(1.1)	—	(0.1)	—	(1.2)

Income (loss) before reorganization items and income taxes	(49.3)	—	3.1	—	(46.2)
Reorganization items, net	(5.5)	—	—	—	(5.5)
Provision for income taxes	(0.6)	—	(1.2)	—	(1.8)
Equity in income (loss) of affiliated companies, net of tax	1.9	—	—	(1.9)	—

Net income (loss)	$(53.5)	$—	$1.9	$(1.9)	$(53.5)

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirteen Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$541.2	$—	$169.6	$—	$710.8
Merchandise sales	76.2	—	118.8	—	195.0
Other revenues	11.8	16.2	0.5	(23.8)	4.7

	629.2	16.2	288.9	(23.8)	910.5

Cost of sales:
Cost of rental revenues	192.8	—	54.3	—	247.1
Cost of merchandise sold	54.1	—	87.7	—	141.8

	246.9	—	142.0	—	388.9

Gross profit	382.3	16.2	146.9	(23.8)	521.6

Operating expenses:
General and administrative	352.9	16.2	130.6	(23.8)	475.9
Advertising	13.6	—	5.4	—	19.0
Depreciation and intangible amortization	30.7	—	6.2	—	36.9

	397.2	16.2	142.2	(23.8)	531.8

Operating income (loss)	(14.9)	—	4.7	—	(10.2)
Interest (expense) income, net	(61.3)	—	(0.3)	—	(61.6)
Other items, net	(6.3)	—	5.1	—	(1.2)

Income (loss) from continuing operations before income taxes	(82.5)	—	9.5	—	(73.0)
Provision for income taxes	(0.7)	—	(2.2)	—	(2.9)
Equity in income (loss) of affiliated companies, net of tax	7.7	—	—	(7.7)	—

Income (loss) from continuing operations	(75.5)	—	7.3	(7.7)	(75.9)
Income (loss) from discontinued operations, net of tax	(38.6)	—	0.4	—	(38.2)

Net income (loss)	$(114.1)	$—	$7.7	$(7.7)	$(114.1)

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended October 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,424.9	$—	$471.7	$—	$1,896.6
Merchandise sales	225.7	—	328.4	—	554.1
Other revenues	32.4	35.8	2.7	(57.3)	13.6

	1,683.0	35.8	802.8	(57.3)	2,464.3

Cost of sales:
Cost of rental revenues	521.5	—	164.2	—	685.7
Cost of merchandise sold	171.6	—	246.8	—	418.4

	693.1	—	411.0	—	1,104.1

Gross profit	989.9	35.8	391.8	(57.3)	1,360.2

Operating expenses:
General and administrative	964.3	35.8	380.1	(57.3)	1,322.9
Advertising	25.5	—	15.4	—	40.9
Depreciation and intangible amortization	63.7	—	17.3	—	81.0

	1,053.5	35.8	412.8	(57.3)	1,444.8

Operating income (loss)	(63.6)	—	(21.0)	—	(84.6)
Interest (expense) income, net	(92.4)	—	(0.3)	—	(92.7)
Other items, net	(2.3)	—	0.2	—	(2.1)

Income (loss) before reorganization items and income taxes	(158.3)	—	(21.1)	—	(179.4)
Reorganization items, net	(5.5)	—	—	—	(5.5)
Provision for income taxes	(2.3)	—	—	—	(2.3)
Equity in income (loss) of affiliated companies, net of tax	(21.3)	—	—	21.3	—

Income (loss) from continuing operations	(187.4)	—	(21.1)	21.3	(187.2)
Income from discontinued operations, net of tax	(0.2)	—	(0.2)	—	(0.4)

Net income (loss)	$(187.6)	$—	$(21.3)	$21.3	$(187.6)

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Operations for the Thirty-Nine Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,833.8	$—	$491.9	$—	$2,325.7
Merchandise sales	292.2	—	344.4	—	636.6
Other revenues	36.5	50.7	1.4	(72.7)	15.9

	2,162.5	50.7	837.7	(72.7)	2,978.2

Cost of sales:
Cost of rental revenues	677.7	—	160.2	—	837.9
Cost of merchandise sold	247.4	—	255.1	—	502.5

	925.1	—	415.3	—	1,340.4

Gross profit	1,237.4	50.7	422.4	(72.7)	1,637.8

Operating expenses:
General and administrative	1,081.2	50.9	381.7	(72.7)	1,441.1
Advertising	39.6	—	15.5	—	55.1
Depreciation and intangible amortization	83.7	—	19.5	—	103.2

	1,204.5	50.9	416.7	(72.7)	1,599.4

Operating income (loss)	32.9	(0.2)	5.7	—	38.4
Interest (expense) income, net	(107.9)	—	1.0	—	(106.9)
Other items, net	(13.7)	—	6.0	—	(7.7)

Income (loss) from continuing operations before income taxes	(88.7)	(0.2)	12.7	—	(76.2)
Provision for income taxes	(3.0)	—	(6.8)	—	(9.8)
Equity in income (loss) of affiliated companies, net of tax	6.9	—	—	(6.9)	—

Income (loss) from continuing operations	(84.8)	(0.2)	5.9	(6.9)	(86.0)
Income (loss) from discontinued operations, net of tax	(38.5)	—	1.2	—	(37.3)

Net income (loss)	$(123.3)	$(0.2)	$7.1	$(6.9)	$(123.3)

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Balance Sheet as of October 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$51.9	$0.1	$68.7	$—	$120.7
Receivables, net	29.5	—	18.6	—	48.1
Intercompany receivables	10.6	—	17.0	(27.6)	—
Merchandise inventories	87.0	—	120.6	—	207.6
Rental library, net	187.5	—	72.1	—	259.6
Deferred income taxes	—	—	13.7	—	13.7
Prepaid and other current assets	76.6	—	39.7	—	116.3

Total current assets	443.1	0.1	350.4	(27.6)	766.0
Property and equipment, net	148.6	—	49.3	—	197.9
Deferred income taxes	70.6	—	9.0	—	79.6
Investment in subsidiaries	285.5	—	—	(285.5)	—
Intangibles, net	6.0	—	0.4	—	6.4
Restricted cash	35.2	—	0.5	—	35.7
Other assets	34.5	—	1.9	—	36.4

	$1,023.5	$0.1	$411.5	$(313.1)	$1,122.0

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$30.3	$0.2	$41.6	$—	$72.1
Intercompany payables	—	0.5	—	(0.5)	—
Accrued expenses	194.5	0.2	59.6	—	254.3
DIP Credit Agreement	20.0	—	—	—	20.0
Current portion of capital lease obligations	—	—	0.6	—	0.6
Deferred income taxes	70.7	—	13.0	—	83.7

Total current liabilities	315.5	0.9	114.8	(0.5)	430.7
Capital lease obligations, less current portion	—	—	0.1	—	0.1
Other liabilities	12.2	—	10.3	—	22.5
Liabilities subject to compromise	1,187.8	—	—	(27.1)	1,160.7

	1,515.5	0.9	125.2	(27.6)	1,614.0
Total stockholders’ equity (deficit)	(492.0)	(0.8)	286.3	(285.5)	(492.0)

	$1,023.5	$0.1	$411.5	$(313.1)	$1,122.0

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

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

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirty-Nine Weeks Ended October 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(70.2)	$(0.4)	$26.8	$—	$(43.8)

Investing activities:
Capital expenditures	(13.1)	—	(3.6)	—	(16.7)
Change in restricted cash	22.8	—	—	—	22.8
Other investing activities	1.2	—	0.1	—	1.3

Net cash provided by (used in) investing activities	10.9	—	(3.5)	—	7.4

Financing activities:
Repayments on senior secured notes	(45.0)	—	—	—	(45.0)
Proceeds from DIP Credit Agreement	20.0	—	—	—	20.0
Debt financing costs	(2.7)	—	—	—	(2.7)
Capital lease payments	(3.8)	—	(0.3)	—	(4.1)
Intercompany loans	16.9	—	(16.9)	—	—

Net cash provided by (used in) financing activities	(14.6)	—	(17.2)	—	(31.8)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2

Net decrease in cash and cash equivalents	(73.9)	(0.4)	6.3	—	(68.0)
Cash and cash equivalents at beginning of period	125.8	0.5	62.4	—	188.7

Cash and cash equivalents at end of period	$51.9	$0.1	$68.7	$—	$120.7

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular dollars in millions, except per share amounts)

	Statement of Cash Flows for Thirty-Nine Weeks Ended October 4, 2009
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$8.4	$0.4	$(34.8)	$—	$(26.0)

Investing activities:
Capital expenditures	(15.9)	—	(4.0)	—	(19.9)
Change in restricted cash	(65.3)	—	(0.5)	—	(65.8)
Proceeds from sale of store operations	—	—	13.4	—	13.4
Other investing activities	0.6	—	0.3	—	0.9

Net cash provided by (used in) investing activities	(80.6)	—	9.2	—	(71.4)

Financing activities:
Proceeds from senior secured notes	634.5	—	—		634.5
Proceeds from credit agreement	360.0	—	21.4	—	381.4
Repayments on credit agreement	(841.0)	—	(23.4)	—	(864.4)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt financing costs	(60.6)	—	(0.5)	—	(61.1)
Capital lease payments	(8.8)	—	(0.1)	—	(8.9)
Intercompany loans	5.1	—	(5.1)	—	—

Net cash provided by (used in) financing activities	86.4	—	(7.7)	—	78.7

Effect of exchange rate changes on cash	—	—	4.8	—	4.8

Net decrease in cash and cash equivalents	14.2	0.4	(28.5)	—	(13.9)
Cash and cash equivalents at beginning of period	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of period	$106.7	$0.5	$33.8	$—	$141.0

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Overview

Blockbuster Inc. is a leading global provider of in-home rental and retail movie and game entertainment, with over 5,550 stores in the United States, its territories and 16 other countries as of October 3, 2010. Our mission is to provide our customers with the most convenient access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as our stores, by-mail, vending kiosks and digital devices. We believe Blockbuster offers customers a value-priced entertainment experience, combining the broad product depth of a specialty retailer with local neighborhood convenience.

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

Voluntary Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On September 23, 2010 (the “Petition Date”), Blockbuster Inc. and certain of its domestic affiliates (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization cases (the “Chapter 11 Cases”) are being jointly administered as Case No-14997 (BRL) under the caption “In re Blockbuster Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our remaining subsidiaries, including our non-U.S. subsidiaries, have been excluded from the Chapter 11 Cases and continue to operate their businesses without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code. Our international operations in Canada, Denmark, Italy, Mexico, Uruguay and the United Kingdom are conducting business as usual. However, since the Petition Date, Blockbuster Inc. has ceased to provide funding to support our operations in Argentina, which have experienced continued shortfalls in operating cash flows for some time. As a result, it is anticipated that such subsidiary will file for its own liquidation proceedings in Argentina.

The Chapter 11 Cases were filed in response to the challenges of rapidly increasing industry competition and fragmentation, significant debt amortization and other debt service obligations, and ongoing cost-savings measures designed to enhance and preserve liquidity that placed constraints on our ability to fully implement operational and strategic initiatives, all of which adversely impacted our results of operations, cash flows and liquidity over the past several years. As part of the Chapter 11 Cases and as discussed further below, we anticipate the development and implementation of a plan of reorganization to restructure our capital structure and business operations. Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of such plan, or the effect of any operational changes that may be implemented.

Operation and Implication of the Chapter 11 Cases

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Accordingly, although commencement of the Chapter 11 Cases triggered defaults on substantially all of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Debtors operating as debtors-in-possession under the Bankruptcy Code may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a Debtor’s historical consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement (as hereinafter defined), the Bankruptcy Court’s approval of our plan of reorganization and our ability to successfully implement such plan and obtain a commitment for exit financing, among other things. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. For further information, see Notes 1, 2 and 4 to our consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including certain employee wage and benefit obligations, cash management, tax matters, certain customer programs and payment of pre-petition claims of certain vendors deemed critical to the Debtors’ ongoing business, including certain movie studios and game vendors. The Debtors are paying, and intend to continue paying, claims arising after the Petition Date in the ordinary course of business. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other professionals to provide services and advice to the Debtors in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the UCC could protract the Chapter 11 Cases, negatively affect the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 Cases.

We have incurred and expect to continue to incur significant costs associated with our reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Plan of Reorganization

For the Debtors to successfully emerge from the Chapter 11 Cases, we must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Debtors to transition from the Chapter 11 Cases into ordinary course operations out of bankruptcy. In connection with the plan of reorganization, the Debtors must also obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

Although the Debtors have not filed a joint plan of reorganization or a related disclosure statement with the Bankruptcy Court, the Debtors intend to propose a plan in accordance with the terms of the Plan Term Sheet and Plan Support Agreement (together, the “Proposed Plan”) dated as of September 22, 2010, by and between the Debtors and certain of their senior secured noteholders (the “Consenting Noteholders”). The Debtors anticipate filing the Proposed Plan on or about November 30, 2010, unless otherwise extended by agreement of the Consenting Noteholders. Following submission of the Proposed Plan, the Debtors will take all actions necessary to obtain approval for it from the Bankruptcy Court on or before March 15, 2011. Generally, the Proposed Plan provides, among other things, mechanisms for (i) settlement of claims against the Debtors’ estates; (ii) treatment of our existing equity and debt holders; (iii) provision for exit financing; and (iv) certain corporate governance and administrative matters pertaining to our reorganized company.

We continue to have ongoing discussions with the Consenting Noteholders regarding the Proposed Plan and will continue to do so until the Proposed Plan is filed with the Bankruptcy Court. The Proposed Plan is subject to revision prior to submission to the Bankruptcy Court based upon those continuing discussions, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Court or the Bankruptcy Code. There can be no assurance that we will be able to secure approval of the Proposed Plan by the Bankruptcy Court, or that the Proposed Plan will be accepted by our lenders or the Unsecured Creditors Committee, in which instance the lenders have the right to terminate the DIP Credit Agreement (discussed below).

Financing During Pendency of the Chapter 11 Cases

During the pendency of the Chapter 11 Cases, the Debtors are funding operations pursuant to an order of the Bankruptcy Court permitting the Debtors’ use of cash collateral and entry into a $125 million Senior Secured Super-Priority Debtor-in-Possession Revolving Credit Agreement (as amended, the “DIP Credit Agreement,” discussed below). As of October 3, 2010, the Debtors had borrowed $20.0 million under the DIP Credit Agreement, and may borrow additional amounts from time to time subject to certain limitations and restrictions set forth in the DIP Credit Agreement. Our non-Debtor subsidiaries are not included in the Chapter 11 Cases and, as a result, are not borrowers under the DIP Credit Agreement; they continue to fund their operations principally with cash generated from operating activities and, in certain limited circumstances where so permitted by the lenders under the DIP Credit Agreement, funds from Blockbuster Inc.

Since approval of the DIP Credit Agreement, the Debtors have focused on executing their strategic and operating initiatives and ensuring the smooth transition of their business in Chapter 11. However, there can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Bankruptcy Reporting Requirements

Additional information on the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 Cases, is available at http://www.kccllc.net/blockbuster. In accordance with our agreement with the U.S. Trustee, we will submit monthly operating reports to the Bankruptcy Court during the pendency of the Chapter 11 Cases. These monthly reports are prepared according to the requirements of the Bankruptcy Code and the Operating Guidelines of the U.S. Trustee. While we believe that these reports provide then-current information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited, prepared in a format different from that used in our consolidated financial statements filed under the securities laws and are only prepared for the combined Debtor entities. Accordingly, we believe that the substance and format of the materials does not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court have not been prepared for the purpose of providing a basis for an investment decisions relating to our securities.

Outlook

Business Operations

For the remainder of 2010, we continue to be committed to our goal of transformation to a multi-channel platform while ensuring a smooth transition of our business in Chapter 11. Further, we expect to continue facing the challenges of increased industry competition and fragmentation as well as balancing the decline of a single channel with the ascension of emerging channels, such as vending and digital. Factors contemplated in our current plans for the remainder of 2010 that we expect to mitigate these and other challenges include simplification of our domestic stores movie rental terms and pricing, launch of a significant marketing program to drive store traffic and by-mail subscriber growth during the peak holiday season, implementation of additional studio windows, a balanced slate of movie releases, and merchandising improvements including Blockbuster-exclusive products. However, there can be no assurance regarding these matters given increased competition, which has negatively impacted our ability to accurately forecast our results of operations and cash position and may result in deterioration of our revenues beyond what we anticipate. Further deterioration of revenues beyond what is contemplated in our current plans for the remainder of 2010 would negatively impact our anticipated revenues, profitability and cash flows from operations. Our expectations with respect to our performance over the remainder of 2010 are subject to a number of assumptions, many of which are outside our control, such as the rate at which customers are shifting preferences in entertainment delivery channels, our ability to reach acceptable terms with the studios for the provision of film content for each of our distribution channels, competitive pressures, the slate and timing of movie releases by major studios, the effectiveness of our planned fourth quarter advertising campaign and customer preference for entertainment during the holiday season, impact of bankruptcy proceedings and no significant contraction in our trade terms. There can be no assurance that our planned strategic and operational initiatives for the fourth quarter of 2010 will be successful or that the DIP Lenders or the Bankruptcy Court will approve the Proposed Plan, and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the company or certain of its material assets, pursuant to section 363 of the Bankruptcy Code.

Although we continue to face extremely challenging conditions, we remain dedicated to repositioning and transforming Blockbuster into a multi-channel brand by increasing our points of presence through alliances for vending and digital distribution and by offering our customers the most convenient access to media entertainment, while optimizing our store portfolio through continued closures of less profitable stores. Through our alliance with NCR, we expect at least 7,500 Blockbuster Express kiosks by the end of 2010. We also plan to grow the by-mail channel and further expand availability of our digital offering through BLOCKBUSTER On Demand. By leveraging our brand to deliver content through multiple channels, we believe we have positioned ourselves to be a leading provider of convenient access to media entertainment. Through the planned integration of our stores, by-mail, vending kiosks and digital services, we intend to utilize a centralized customer database, realize supply chain efficiencies and ultimately deliver a superior customer experience. We believe this multi-channel capability differentiates us from our competitors and will help position us to meet the challenges of operating in the rapidly changing media entertainment industry.

Exchange Delisting

On July 1, 2010, the New York Stock Exchange (the “Exchange”) notified us that, due to our noncompliance with the Exchange’s continued listing standards relating to minimum trading price and market capitalization, trading on the Exchange of our Class A common stock and Class B common stock (the “common stock”) would be suspended prior to the opening on July 7, 2010. As a result, effective July 7, 2010, our common stock trades on the Pink OTCQB market. As a result of the Chapter 11 Cases, we believe that our outstanding equity securities will have no value and will be canceled under any plan of reorganization. As a result, we urge that caution be exercised with respect to existing and future investments in any of our currently outstanding securities.

Fresh-Start Reporting

If we qualify for such accounting treatment, we intend to apply fresh-start reporting upon emergence from Chapter 11. The application of fresh-start reporting will result in fair value adjustments to our assets and liabilities and in a new basis of accounting. Fresh-start reporting is dependent on the provisions of our plan of reorganization and the amount and fair value of our assets and liabilities as of the emergence date.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Statement of Operations Data:
Revenues	$736.6	$910.5	$2,464.3	$2,978.2
Cost of sales	310.2	388.9	1,104.1	1,340.4

Gross profit	426.4	521.6	1,360.2	1,637.8
Operating expenses	443.9	531.8	1,444.8	1,599.4

Operating income (loss)	(17.5)	(10.2)	(84.6)	38.4
Interest expense	(28.0)	(31.8)	(93.3)	(78.1)
Loss on extinguishment of debt	—	(29.9)	—	(29.9)
Interest income	0.5	0.1	0.6	1.1
Other items, net	(1.2)	(1.2)	(2.1)	(7.7)

Income (loss) from continuing operations before reorganization items and income taxes	(46.2)	(73.0)	(179.4)	(76.2)
Reorganization items, net	(5.5)	—	(5.5)	—
Benefit (provision) for income taxes	(1.8)	(2.9)	(2.3)	(9.8)

Income (loss) from continuing operations	(53.5)	(75.9)	(187.2)	(86.0)
Income (loss) from discontinued operations, net of tax (1)	—	(38.2)	(0.4)	(37.3)

Net income (loss)	$(53.5)	$(114.1)	$(187.6)	$(123.3)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$43.8	$(53.0)	$(43.8)	$(26.0)
Cash flows provided by (used in) investing activities	$(5.9)	$65.8	$7.4	$(71.4)
Cash flows provided by (used in) financing activities	$16.1	$25.7	$(31.8)	$78.7

Other Data:
Depreciation and intangible amortization	$28.3	$36.9	$81.0	$103.2
EBITDA (2)	$10.8	$26.7	$(3.6)	$141.6
Adjusted EBITDA (2)	$30.0	$32.6	$64.3	$165.1

Margins:
Rental margin (3)	66.5%	65.2%	63.8%	64.0%
Merchandise margin (4)	26.2%	27.3%	24.5%	21.1%
Gross margin (5)	57.9%	57.3%	55.2%	55.0%

Worldwide Store Data:
Same-store revenues increase (decrease) (6)
Rental revenues	(6.1)%	(12.2)%	(7.4)%	(11.5)%
Merchandise sales	(15.5)%	(21.1)%	(11.7)%	(16.0)%
Total revenues	(8.6)%	(14.4)%	(8.5)%	(12.6)%
Company-operated stores at end of period	4,461	5,365	4,461	5,365
Franchised stores at end of period	1,076	1,405	1,076	1,405
Total stores at end of period	5,537	6,770	5,537	6,770

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at October 3, 2010:
Domestic
Company-operated stores	2,864	5.5	15,895
Distribution centers	39	N/A	1,119
Corporate / regional offices	8	N/A	400
International
Company-operated stores	1,597	3.2	5,110
Distribution centers	8	N/A	176
Corporate / regional offices	6	N/A	88

(1)	During August 2009 we sold Xtra-vision, our Ireland subsidiary. These operations have been classified as discontinued operations.

(2)	EBITDA and adjusted EBITDA are non-GAAP financial measures. See “Non-GAAP Information—Reconciliation of EBITDA and Adjusted EBITDA” that follows.

(3)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.

(4)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.

(5)	Gross profit as a percentage of total revenues.

(6)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation includes only those revenues generated by our in-store distribution channel and does not include the impact of foreign currency exchange. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Segments

We operate our business in two reportable segments: Domestic and International. We identify segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment is comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com and BLOCKBUSTER On Demand. As of October 3, 2010, we had 3,231 stores operating under the BLOCKBUSTER brand in the United States and its territories, of which 367 stores were operated through our franchisees. We also had 6,789 vending kiosks operating under the BLOCKBUSTER Express brand in the United States and its territories at that date.

•

The International segment is comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of October 3, 2010, we had 2,306 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 16 markets outside of the United States. Of these stores, 709 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. On August 28, 2009, we completed the sale of our subsidiary in Ireland. The results for Ireland have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic Stores	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Thirteen Weeks Ended October 3, 2010
Revenues	$472.3	$264.3	$—	$736.6
Cost of sales	180.8	129.4	—	310.2

Gross profit	291.5	134.9	—	426.4
Operating expenses	288.8	124.9	30.2	443.9

Operating income (loss)	$2.7	$10.0	$(30.2)	$(17.5)

Thirteen Weeks Ended October 4, 2009
Revenues	$621.2	$289.3	$—	$910.5
Cost of sales	247.1	141.8	—	388.9

Gross profit	374.1	147.5	—	521.6
Operating expenses	361.9	138.6	31.3	531.8

Operating income (loss)	$12.2	$8.9	$(31.3)	$(10.2)

	Domestic Stores	International	Unallocated/ Corporate	Total
Statement of Operations Data:
Thirty-Nine Weeks Ended October 3, 2010
Revenues	$1,660.4	$803.9	$—	$2,464.3
Cost of sales	693.1	411.0	—	1,104.1

Gross profit	967.3	392.9	—	1,360.2
Operating expenses	954.7	393.1	97.0	1,444.8

Operating income (loss)	$12.6	$(0.2)	$(97.0)	$(84.6)

Thirty-Nine Weeks Ended October 4, 2009
Revenues	$2,139.4	$838.8	$—	$2,978.2
Cost of sales	925.2	415.2	—	1,340.4

Gross profit	1,214.2	423.6	—	1,637.8
Operating expenses	1,112.6	401.4	85.4	1,599.4

Operating income (loss)	$101.6	$22.2	$(85.4)	$38.4

Thirteen Weeks Ended October 3, 2010 Compared with Thirteen Weeks Ended October 4, 2009

Domestic Segment. The following table is a summary of domestic stores results of operations.

	Thirteen Weeks Ended October 3, 2010		Thirteen Weeks Ended October 4, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$307.0	64.9%	$393.0	63.3%	$(86.0)	(21.9)%
Games	33.4	7.1%	44.4	7.1%	(11.0)	(24.8)%
Previously rented product (“PRP”)	73.1	15.5%	103.8	16.7%	(30.7)	(29.6)%

Total rental revenues	413.5	87.5%	541.2	87.1%	(127.7)	(23.6)%

Merchandise sales:
Movies	20.2	4.3%	29.8	4.9%	(9.6)	(32.2)%
Games	3.8	0.8%	5.9	0.9%	(2.1)	(35.6)%
General merchandise	31.7	6.7%	40.5	6.5%	(8.8)	(21.7)%

Total merchandise sales	55.7	11.8%	76.2	12.3%	(20.5)	(26.9)%

Royalties and other	3.1	0.7%	3.8	0.6%	(0.7)	(18.4)%

Total revenues	472.3	100.0%	621.2	100.0%	(148.9)	(24.0)%

Cost of sales:
Cost of rental revenues	140.5	29.8%	193.0	31.1%	(52.5)	(27.2)%
Cost of merchandise sold	40.3	8.5%	54.1	8.7%	(13.8)	(25.5)%

	180.8	38.3%	247.1	39.8%	(66.3)	(26.8)%

Gross profit	291.5	61.7%	374.1	60.2%	(82.6)	(22.1)%

Operating expenses:
General and administrative:
Stores	234.3	49.6%	288.0	46.4%	(53.7)	(18.6)%
Corporate and field	27.0	5.7%	31.1	5.0%	(4.1)	(13.2)%

Total general and administrative	261.3	55.3%	319.1	51.4%	(57.8)	(18.1)%

Advertising	5.9	1.2%	13.7	2.2%	(7.8)	(56.9)%
Depreciation and intangible amortization	21.6	4.6%	29.1	4.6%	(7.5)	(25.8)%

	288.8	61.1%	361.9	58.2%	(73.1)	(20.2)%

Operating income (loss)	$2.7	0.6%	$12.2	2.0%	$(9.5)	(77.9)%

Margins:
Rental margin	$273.0	66.0%	$348.2	64.3%	$(75.2)	(21.6)%
Merchandise margin	$15.4	27.6%	$22.1	29.0%	$(6.7)	(30.3)%
Gross margin	$291.5	61.7%	$374.1	60.2%	$(82.6)	(22.1)%

	Thirteen Weeks Ended October 3, 2010	Thirteen Weeks Ended October 4, 2009
Same-store revenues increase/(decrease)
Rental revenues	(6.4)%	(14.5)%
Merchandise revenues	(30.4)%	(35.6)%
Total revenues	(10.4)%	(18.3)%
Other:
Ending by-mail subscriber count	1.2	1.5

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $25.4 million decrease in same-store base rental revenues driven by decreased active store members partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate charges (“ADR”), described below;

•	a $21.1 million decrease in by-mail revenues as a result of a 25.7% decline in average by-mail subscribers;

•	a decline in company-operated stores of 798, or 21.8%, during the last four quarters; and

•	a $30.7 million decline in PRP revenues, driven by lower per-unit prices as well as fewer auto-sales and re-stocking fees, as a result of fewer stores and the implementation of ADR.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, whereby ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, and then the rental will be converted to an automatic sale. ADR and extended viewing fees were $40.6 million and $11.3 million during the third quarter of 2010 and 2009, respectively. We expect that future revenues generated from ADR charges will represent a larger percentage of domestic rental revenue than it has in previous periods.

•

Although we expect the in-store movie rental industry to continue declining in 2010, the factors we expect to mitigate these challenges include simplification of our domestic stores movie rental terms and pricing, launch of a significant marketing program to drive store traffic and by-mail subscriber growth during the peak holiday season, implementation of additional studio windows, a balanced slate of movie releases, and merchandising improvements including Blockbuster-exclusive products.

Domestic—Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $10.3 million decrease in same-store movie sales;

•	a $10.2 million decrease in same-store sales of general merchandise;

•	a $2.2 million decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic; and

•	a decline in company-operated stores discussed above.

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $14.6 million due to reduced product purchases resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers;

•	reduced sales;

•	a decrease in rental inventory purchases; and

•	a reduction in PRP cost of goods sold due to a decrease in units sold versus prior year as mentioned above, slightly offset by higher inventory carrying values.

•	Merchandise cost of goods sold decreased $13.8 million due to the decline in sales mentioned above.

Domestic—Gross profit

•

Rental gross margin percentage improved over prior year from 64.3% to 66.0% due to lower product buys as a result of our managing the business to preserve liquidity and the implementation of ADR as discussed above.

•	Merchandise gross margin decreased from 29.0% to 27.6% due mainly to increased promotional discounts on food and beverage items.

Domestic—Operating expenses

•

Store general and administrative expense decreased $53.7 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $4.1 million primarily due to our cost-savings measures.

•

During the third quarter, we closed 160 domestic company-operated stores and recorded $7.7 million in store closure expenses, excluding depreciation. We are currently evaluating our domestic store portfolio and expect to close a significant number of stores over the next two quarters. However, this evaluation has not been completed and the number of store closures and related expense cannot be estimated at this time.

•	Advertising expense decreased $7.8 million as a result of decreased general advertising.

•	Included in depreciation expense for the third quarter of 2010 is a $0.9 million charge for impairment of fixed assets, which we consider to be immaterial.

International Segment. The following table is a summary of international results of operations.

	Thirteen Weeks Ended October 3, 2010		Thirteen Weeks Ended October 4, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$117.7	44.6%	$131.4	45.4%	$(13.7)	(10.4)%
Games	12.7	4.8%	13.0	4.5%	(0.3)	(2.3)%
PRP	26.8	10.1%	25.2	8.7%	1.6	6.3%

Total rental revenues	157.2	59.5%	169.6	58.6%	(12.4)	(7.3)%

Merchandise sales:
Movies	28.8	10.9%	30.0	10.4%	(1.2)	(4.0)%
Games	51.9	19.6%	61.8	21.4%	(9.9)	(16.0)%
General merchandise	25.0	9.5%	27.0	9.3%	(2.0)	(7.4)%

Total merchandise sales	105.7	40.0%	118.8	41.1%	(13.1)	(11.0)%

Royalties and other	1.4	0.5%	0.9	0.3%	0.5	55.6%

Total revenues	264.3	100.0%	289.3	100.0%	(25.0)	(8.6)%

Cost of sales:
Cost of rental revenues	50.6	19.2%	54.1	18.7%	(3.5)	(6.5)%
Cost of merchandise sold	78.8	29.8%	87.7	30.3%	(8.9)	(10.1)%

	129.4	49.0%	141.8	49.0%	(12.4)	(8.7)%

Gross profit	134.9	51.0%	147.5	51.0%	(12.6)	(8.5)%

Operating expenses:
General and administrative	114.8	43.4%	127.2	44.0%	(12.4)	(9.7)%
Advertising	4.7	1.8%	5.3	1.8%	(0.6)	(11.3)%
Depreciation and intangible amortization	5.4	2.0%	6.1	2.1%	(0.7)	(11.5)%

	124.9	47.2%	138.6	47.9%	(13.7)	(9.9)%

Operating income (loss)	$10.0	3.8%	$8.9	3.1%	$1.1	12.4%

Margins:
Rental margin	$106.6	67.8%	$115.5	68.1%	$(8.9)	(7.7)%
Merchandise margin	$26.9	25.4%	$31.1	26.2%	$(4.2)	(13.5)%
Gross margin	$134.9	51.0%	$147.5	51.0%	$(12.6)	(8.5)%

	Thirteen Weeks Ended October 3, 2010	Thirteen Weeks Ended October 4, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(5.6)%	(4.2)%
Merchandise revenues	(6.0)%	(5.6)%
Total revenues	(5.7)%	(4.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

International—Rental revenues

•	Rental revenues decreased primarily due to:

•

a same-store movie rental decrease of 8.6%, with Canada and the United Kingdom contributing the majority of the decrease, driven by reduced traffic, partially offset by an increase in same-store movie rentals in Mexico driven by demand for the Blu-ray format; and

•	a decline in company-operated stores of 106, or 6.2%, during the last four quarters;

•	a $7.0 million decrease in ADR and extended viewing fees driven by reduced traffic discussed above; and

•	an unfavorable foreign currency exchange impact of $0.6 million, with the United Kingdom and other European markets contributing the majority of the impact offset by Canada.

•	ADR and extended viewing fees were $16.7 million and $23.7 million during the third quarter of 2010 and 2009, respectively.

International—Merchandise sales

•	Merchandise sales decreased primarily due to:

•	a same-store game sales decrease of 10.7%, with decreased sales in the United Kingdom and Canada due to increased competition offering lower prices, partially offset by increases in Mexico;

•	the reduced store count discussed above; and

•	an unfavorable foreign currency exchange impact of $3.1 million.

International—Cost of sales

•	We experienced a decrease in rental and merchandise cost of sales primarily due to the decrease in sales discussed above.

International—Gross margin

•

Rental margin and merchandise gross margins remained relatively flat due to lower rental product buys offset by increased promotional discounts on games, food and beverage sales as well as the foreign currency exchange impacts discussed above.

International—Operating expenses

•	Operating expenses decreased primarily due to:

•	a $5.8 million decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange; and

•	a $3.9 million decrease in occupancy expense driven by our decline in store count discussed above, excluding the impact of foreign currency exchange;

•	a $0.4 million decrease in general and administrative costs, excluding the impact of foreign currency exchange; and

•	a favorable foreign currency exchange impact of $1.6 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirteen Weeks Ended		Increase/(Decrease)
	October 3, 2010	October 4, 2009	Dollar	Percent
General and administrative	$28.9	$29.6	$(0.7)	(2.4)%
Depreciation and intangible amortization	1.3	1.7	(0.4)	(23.5)%

Operating expenses	$30.2	$31.3	$(1.1)	(3.5)%

General and administrative expenses decreased primarily due to:

•

a $4.8 million decrease in corporate compensation expense, primarily driven by a reduction in head count, a decline in non-store personnel severance and reduced stock compensation expense of $1.0 million;

•	offset by a $4.6 million increase in professional fees, due primarily to increased pre-petition professional fees related to our recapitalization activities.

Additional Consolidated Results.

•	Interest expense decreased $33.7 million due to:

•	the non-recurring $29.9 million loss on extinguishment of debt in 2009; and

•	contractual interest of $3.3 million that we did not record on our pre-petition debt from the Petition Date through the end of the quarter;

•	partially offset by higher average interest rates and higher average debt balances on our long-term debt during the quarter.

•

We recognized charges of $5.5 million for reorganization items as a result of our filing for bankruptcy protection under Chapter 11. These charges were primarily related to DIP Credit Agreement financing fees, insurance and professional fees. We expect to incur significant professional fees associated with our reorganization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Thirty-nine Weeks Ended October 3, 2010 Compared with Thirty-nine Weeks Ended October 4, 2009

Domestic Segment. The following table is a summary of domestic stores results of operations.

	Thirty-Nine Weeks Ended October 3, 2010		Thirty-Nine Weeks Ended October 4, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$1,060.7	63.8%	$1,358.2	63.5%	$(297.5)	(21.9)%
Games	117.3	7.1%	145.6	6.8%	(28.3)	(19.4)%
Previously rented product (“PRP”)	246.9	14.9%	330.0	15.4%	(83.1)	(25.2)%

Total rental revenues	1,424.9	85.8%	1,833.8	85.7%	(408.9)	(22.3)%

Merchandise sales:
Movies	90.6	5.5%	115.1	5.4%	(24.5)	(21.3)%
Games	23.1	1.4%	49.2	2.3%	(26.1)	(53.0)%
General merchandise	112.0	6.7%	127.9	6.0%	(15.9)	(12.4)%

Total merchandise sales	225.7	13.6%	292.2	13.7%	(66.5)	(22.8)%

Royalties and other	9.8	0.6%	13.4	0.6%	(3.6)	(26.9)%

Total revenues	1,660.4	100.0%	2,139.4	100.0%	(479.0)	(22.4)%

Cost of sales:
Cost of rental revenues	521.5	31.4%	677.7	31.6%	(156.2)	(23.0)%
Cost of merchandise sold	171.6	10.3%	247.5	11.6%	(75.9)	(30.7)%

	693.1	41.7%	925.2	43.2%	(232.1)	(25.1)%

Gross profit	967.3	58.3%	1,214.2	56.8%	(246.9)	(20.3)%

Operating expenses:
General and administrative:
Stores	786.5	47.3%	889.9	41.6%	(103.4)	(11.6)%
Corporate and field	84.3	5.1%	103.9	4.9%	(19.6)	(18.9)%

Total general and administrative	870.8	52.4%	993.8	46.5%	(123.0)	(12.4)%

Advertising	25.4	1.5%	39.6	1.9%	(14.2)	(35.9)%
Depreciation and intangible amortization	58.5	3.5%	79.2	3.7%	(20.7)	(26.1)%

	954.7	57.5%	1,112.6	52.1%	(157.9)	(14.2)%

Operating income (loss)	$12.6	0.8%	$101.6	4.7%	$(89.0)	(87.6)%

Margins:
Rental margin	$903.4	63.4%	$1,156.1	63.0%	$(252.7)	(21.9)%
Merchandise margin	$54.1	24.0%	$44.7	15.3%	$9.4	21.0%
Gross margin	$967.3	58.3%	$1,214.2	56.8%	$(246.9)	(20.3)%

	Thirty-Nine Weeks Ended October 3, 2010	Thirty-Nine Weeks Ended October 4, 2009
Same-store revenues increase/(decrease)
Rental revenues	(7.3)%	(13.3)%
Merchandise revenues	(21.0)%	(26.0)%
Total revenues	(9.6)%	(15.5)%
Other:
Ending by-mail subscriber count	1.2	1.5

Domestic—Rental revenues

•	Rental revenues decreased mainly as a result of:

•

an $87.4 million decrease in same-store base rental revenues driven by a decrease in active store members, partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate charges (“ADR”), described below;

•	a $78.2 million decrease in by-mail revenues as a result of a 25.7% decline in average by-mail subscribers;

•	a decline in company-operated stores of 798, or 21.8%, during the last four quarters; and

•

a decline in PRP revenues as a result of heavily discounted prices in stores which were being liquidated during the first quarter of 2010, reduced store traffic and lower per-unit prices during 2010, partially offset by an increase in units sold.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, where ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, then after, the rental will be converted to an automatic sale. ADR and extended viewing fees were $123.3 million and $35.8 million during the first three quarters of 2010 and 2009, respectively. We expect that future revenues generated from ADR charges will represent a larger percentage of domestic rental revenue than it has in previous periods.

•

Although we expect the in-store movie rental industry to continue declining in 2010, the factors we expect to mitigate these challenges include simplification of our domestic stores movie rental terms and pricing, launch of a significant marketing program to drive store traffic and by-mail subscriber growth during the peak holiday season, implementation of additional studio windows, a balanced slate of movie releases, and merchandising improvements including Blockbuster-exclusive products.

Domestic—Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $22.3 million decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic;

•	a $15.2 million bulk sale of games to a third-party game wholesaler during 2009, as opposed to an $11.5 million bulk sale of games to a third party wholesaler during 2010;

•	a $24.5 million decrease in movie sales due primarily to price reductions in the current year on select titles and reduced inventory levels;

•	a $12.3 million decline in same-store sales of general merchandise primarily resulting from lower unit prices and reduced inventory levels; and

•	a decline in company-operated stores discussed above;

Domestic—Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $54.4 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers; and

•	a decrease in sales discussed above;

•	offset by non-recurring contractual settlements with vendors in the first quarter of prior year of $3.3 million.

•

Merchandise cost of goods sold decreased $75.9 million due to the decline in sales and company-operated stores mentioned above and a $16.7 million obsolescence adjustment in the first quarter of 2009 for price reductions related to the bulk sale of games mentioned above offset slightly by an increase in consignment cost of sales.

Domestic—Gross profit

•	Rental gross margin percentage remained relatively flat over prior year.

•

Merchandise gross margin increased from 15.3% to 24.0% primarily due to the $7.7 million gain on bulk sale of games to a third party in the first three quarters of 2010, versus the $14.0 million net loss on the bulk sale of games to a third party in the first three quarters of 2009.

Domestic—Operating expenses

•

Store general and administrative expense decreased $103.4 million mainly due to our focus on cost-savings measures, which include reducing store labor hours, renegotiating leases and closing less profitable stores.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $19.6 million primarily due to our cost-savings measures.

•

During the first three quarters of 2010, we closed 667 domestic company-operated stores and recorded $42.0 million in related store closure expenses, excluding depreciation. We are currently evaluating our domestic store portfolio and expect to close a significant number of stores over the next two quarters. However, this evaluation has not been completed and the number of store closures and related expense cannot be estimated at this time.

•

Advertising expense decreased $14.2 million as a result of decreased general advertising in the second and third quarters offset by increased advertising for our online operations and general advertising early in the first quarter.

International Segment. The following table is a summary of international results of operations.

	Thirty-Nine Weeks Ended October 3, 2010		Thirty-Nine Weeks Ended October 4, 2009		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$354.7	44.0%	$379.8	45.3%	$(25.1)	(6.6)%
Games	37.6	4.7%	37.2	4.4%	0.4	1.1%
PRP	79.4	9.9%	74.9	8.9%	4.5	6.0%

Total rental revenues	471.7	58.6%	491.9	58.6%	(20.2)	(4.1)%

Merchandise sales:
Movies	94.8	11.9%	91.9	11.0%	2.9	3.2%
Games	157.1	19.5%	173.9	20.7%	(16.8)	(9.7)%
General merchandise	76.5	9.5%	78.6	9.4%	(2.1)	(2.7)%

Total merchandise sales	328.4	40.9%	344.4	41.1%	(16.0)	(4.6)%

Royalties and other	3.8	0.5%	2.5	0.3%	1.3	52.0%

Total revenues	803.9	100.0%	838.8	100.0%	(34.9)	(4.2)%

Cost of sales:
Cost of rental revenues	164.2	20.4%	160.2	19.1%	4.0	2.5%
Cost of merchandise sold	246.8	30.7%	255.0	30.4%	(8.2)	(3.2)%

	411.0	51.1%	415.2	49.5%	(4.2)	(1.0)%

Gross profit	392.9	48.9%	423.6	50.5%	(30.7)	(7.2)%

Operating expenses:
General and administrative	360.3	44.8%	366.4	43.8%	(6.1)	(1.7)%
Advertising	15.5	1.9%	15.5	1.8%	—	0.0%
Depreciation and intangible amortization	17.3	2.2%	19.5	2.3%	(2.2)	(11.3)%

	393.1	48.9%	401.4	47.9%	(8.3)	(2.1)%

Operating income (loss)	$(0.2)	0.0%	$22.2	2.6%	$(22.4)	(100.9)%

Margins:
Rental margin	$307.5	65.2%	$331.7	67.4%	$(24.2)	(7.3)%
Merchandise margin	$81.6	24.8%	$89.4	26.0%	$(7.8)	(8.7)%
Gross margin	$392.9	48.9%	$423.6	50.5%	$(30.7)	(7.2)%

	Thirty-Nine Weeks Ended October 3, 2010	Thirty-Nine Weeks Ended October 4, 2009
Same-store revenues increase/(decrease) (1)
Rental revenues	(7.9)%	(4.7)%
Merchandise revenues	(5.1)%	(4.9)%
Total revenues	(6.7)%	(4.8)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

International—Rental revenues

•	Rental revenues decreased primarily due to:

•	a same-store movie rental decrease of 10.1%, with Canada and the United Kingdom contributing the majority of the decrease, driven by reduced traffic, and

•	a decline in company-operated stores of 106, or 6.2%, during the last four quarters; and

•	a $9.4 million decrease in ADR and extended viewing fees, primarily due to the reduced traffic discussed above;

•	offset by a favorable foreign currency exchange impact of $24.6 million, with Canada contributing the majority of the impact.

•	ADR and extended viewing fees were $52.7 million and $62.1 million during the first three quarters of 2010 and 2009, respectively.

International—Merchandise sales

•	Merchandise sales decreased primarily due to:

•

a same-store game sales decrease of 9.2%, with decreased sales in Canada and Europe due to increased competition offering lower prices offset slightly by an increase in same-store games sales in Mexico due to increased sales of new and traded games software as increased emphasis on games and price reductions have positively impacted gross sales; and

•	the reduced store count discussed above;

•	offset by a favorable foreign currency exchange impact of $8.6 million, with Canada contributing the majority of the impact.

International—Cost of sales

•	Total cost of sales declined primarily due to the decrease in sales discussed above;

•	offset by an unfavorable foreign currency exchange impact of $16.5 million, with Canada contributing the majority of the impact.

International—Gross margin

•	Rental margin and merchandise gross margin declined primarily due to the decreases in revenues offset by the foreign currency exchange impacts discussed above.

International—Operating expenses

•	Operating expenses decreased primarily due to:

•	a $10.8 million decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange, offset by a $1.4 million increase in severance;

•	an $8.1 million decrease in occupancy expense driven by our decline in store count discussed above, excluding the impact of foreign currency exchange; and

•	a $3.7 million decrease in depreciation and amortization, excluding the impact of foreign currency exchange;

•	offset by an unfavorable foreign currency exchange impact of $16.3 million.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Thirty-Nine Weeks Ended		Increase/(Decrease)
	October 3, 2010	October 4, 2009	Dollar	Percent
General and administrative	$91.8	$80.9	$10.9	13.5%
Depreciation and intangible amortization	5.2	4.5	0.7	15.6%

Operating expenses	$97.0	$85.4	$11.6	13.6%

Operating expenses increased primarily due to:

•	an increase in general and administrative expense due to:

•	settlement of a $12.6 million future liability for $5.0 million, which resulted in a $7.6 million release of liabilities in the first quarter of 2009; and

•	a $14.1 million increase in professional fees due primarily to $19.8 million in professional fees related to our recapitalization activities partially offset by our cost-savings measures;

•

offset by a $2.0 million decrease in corporate compensation expense, driven by a reduction in head count and reduced stock compensation expense of $4.3 million offset slightly by non-store personnel severance in the first quarter.

Additional Consolidated Results.

•	Interest expense decreased $14.7 million primarily due to:

•	the non-recurring $29.9 million loss on extinguishment of debt in 2009; and

•	contractual interest of $3.3 million that we did not record on our pre-petition debt from the Petition Date through the end of the quarter;

•	partially offset by a $24.1 million increase in expense for interest payments due to higher average interest rates and higher average debt balances on our long-term debt in 2010.

•

We recognized charges of $5.5 million for reorganization items as a result of our filing for bankruptcy protection under Chapter 11. These charges were primarily related to DIP Credit Agreement financing fees, insurance and professional fees. We expect to incur significant professional fees associated with our reorganization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Non-GAAP Information—Reconciliation of EBITDA and Adjusted EBITDA.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Reconciliation of adjusted EBITDA:
Net income (loss)	$(53.5)	$(114.1)	$(187.6)	$(123.3)
Adjustments to reconcile net income (loss) to adjusted EBITDA:
(Income) loss from discontinued operations, net of tax	—	38.2	0.4	37.3
Provision for income taxes	1.8	2.9	2.3	9.8
Interest and other income, net	28.7	62.8	94.8	114.6
Depreciation and intangible amortization	28.3	36.9	81.0	103.2
Reorganization items, net	5.5	—	5.5	—

EBITDA	10.8	26.7	(3.6)	141.6

Lease termination costs incurred for store closures (recurring)	8.0	1.7	42.5	5.3
Severance (recurring) costs	1.0	2.4	12.7	5.6
Stock compensation (recurring)	0.2	1.8	0.9	6.2
Net (gain) loss on a third party games sale (non-recurring)	(0.3)	—	(8.0)	14.0
Settlement of future liability (non-recurring)	—	—	—	(7.6)
Professional fees related to recapitalization costs (non-recurring)	10.3	—	19.8	—

Adjusted EBITDA	$30.0	$32.6	$64.3	$165.1

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA are not measures of operating performance or liquidity under US GAAP and should not be considered in isolation of, or as substitutes for, net income, cash flows from operating activities or other income or cash flow statement data. EBITDA and adjusted EBITDA, as we have calculated them, may not be comparable to similarly titled measures employed by other companies.

We have included information concerning EBITDA and adjusted EBITDA because management uses EBITDA and adjusted EBITDA as internal measures of business operating performance, to establish operational goals, to allocate resources and to analyze trends. We also believe that these measures provide investors with a clearer perspective of our current underlying operating performance, a clearer comparison to prior period results and greater transparency regarding supplemental information used by management in its financial and operational decision making.

We define EBITDA as net income (loss) before interest (expense) income, impairment charges, income taxes and depreciation and amortization, as well as discontinued operations and other items, net, and reorganization costs, which are not included in income (loss) from operations.

We have also excluded certain recurring and non-recurring items from our calculation of adjusted EBITDA. These adjustments include stock compensation cost, severance and store closure costs, as well as more unusual items such as net (gain) loss on third-party games sales, a favorable settlement of a future liability, and pre-petition costs related to our recapitalization efforts.

Liquidity and Capital Resources

General

We generate cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, are generally funded with cash from operations.

We incurred a net loss from operations for the thirty-nine weeks and fiscal year ended October 3, 2010 and January 3, 2010, respectively, had negative working capital as of October 3, 2010, and had a stockholders’ deficit as of October 3, 2010 and January 3, 2010. In addition, our recent Chapter 11 filing and the increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern.

During the pendency of the Chapter 11 Cases, the Debtors are funding operations pursuant to an order of the Bankruptcy Court permitting the Debtors’ use of cash collateral and entry into a $125 million Senior Secured Super-Priority Debtor-in-Possession Revolving Credit Agreement (the “DIP Credit Agreement”). As of October 3, 2010, the Debtors had borrowed $20.0 million under the DIP Credit Agreement, and may borrow additional amounts from time to time subject to certain limitations and restrictions set forth in the DIP Credit Agreement. Our non-Debtor subsidiaries are not included in the Chapter 11 Cases and, as a result, are not borrowers under the DIP Credit Agreement; they continue to fund their operations principally with cash generated from operating activities and, in certain limited circumstances where so permitted by the lenders under the DIP Credit Agreement, funds from Blockbuster Inc.

Since approval of the DIP Credit Agreement, the Debtors have focused on executing their strategic and operating initiatives and ensuring the smooth transition of their business in Chapter 11. However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

DIP Credit Agreement

On September 23, 2010, Blockbuster Inc., as borrower entered into a Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement with our Debtor-subsidiaries signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “DIP Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, (i) the DIP Lenders have agreed to lend up to $125 million in the form of revolving loan advances, (ii) the Subsidiary Guarantors agreed to guarantee our obligations thereunder and Blockbuster Inc., and (iii) the Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the DIP Lenders, a first-priority security interest in and lien upon all of Blockbuster Inc.’s and the Subsidiary Guarantors’ existing and after-acquired personal and real property. We will have the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then-applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and 7.5%, respectively. The DIP Credit Agreement limits, among other things, our and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of Blockbuster Inc. and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provides (w) a periodic delivery of our budget that must be approved by a requisite number of DIP Lenders set forth in the DIP Credit Agreement, (x) specific milestones that we must achieve by specific target dates, (y) maintain an EBITDA (as defined in the DIP Credit Agreement) of $85 million for the fiscal year ending 2010 and (z) repay the revolver at one point between December 1, 2010 and January 14, 2011, such that the outstanding revolver loans shall be less than $25 million. We paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement, and will pay the DIP Lenders an unused amount fee and commitment fee as set forth in the DIP Credit Agreement. We are required to prepay or repay the facility in the event we receive proceeds from dispositions or sale of assets as specified in the DIP Credit Agreement, receive proceeds from the issuance of equity, or, if the aggregate amount of unrestricted cash on hand exceeds $25 million during December, or exceeds $20 million any time thereafter, such amount in excess of the foregoing.

We had borrowed $20.0 million under the DIP Credit Agreement as of October 3, 2010, and may borrow additional amounts from time to time subject to certain limitations and restrictions set forth in the DIP Credit Agreement. Borrowings under the DIP Credit Agreement are to be used to finance working capital, capital expenditures, to pay certain pre-petition obligations and for other general corporate purposes in accordance with an approved budget. We believe that amounts available under the DIP Credit Agreement, the provision for exit financing, plus cash generated from operations will be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures, and for working capital purposes including rental library purchases.

The DIP Credit Agreement matures and terminates on the earliest to occur of (i) April 30, 2011 and (ii) the acceleration of the obligations upon the continuation of an event of default; provided that we may elect to convert all then outstanding revolving loan advances into the Exit Credit Facility, or upon one of certain specified occurrences or alternative dates relating to the pendency, administration or conversion of the Chapter 11 Cases, each as set forth in the DIP Credit Agreement (such date, the “Termination Date”). All outstanding revolving loan advances under the DIP Credit Agreement are automatically due and payable in full on the Termination Date. In addition to standard events of default, the DIP Credit Agreement provides events of default specific to the Chapter 11 Cases, failure to provide a business plan, failure to provide updates to the approved budget, and breaches under certain material contracts that result in termination thereof.

On October 27, 2010, the parties to the DIP Credit Agreement entered into an Amendment No. 1 to Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement (the “First Amendment to DIP Credit Agreement”), which, among other things, amended the DIP Credit Agreement in the following particulars: (a) the commitment fee payable by the Debtors to the DIP Lenders became payable in full to the Agent upon entry of the Final Order on October 27, 2010, and payable in turn from the Agent to the DIP Lenders party to the Omnibus Reallocation Agreement (defined below) on the October 28, 2010 effective date of the Reallocation Agreement; and (b) certain definitions, including those for the First and Third Milestone Dates were revised.

On October 28, 2010, the DIP Lenders and certain additional holders of the Senior Secured Notes not parties to the DIP Credit Agreement (the “Incoming Lenders”), entered into an Omnibus Reallocation Agreement (the “Reallocation Agreement”) pursuant to which, among other things, (i) the Incoming Lenders were offered the opportunity to become lenders under the DIP Credit Agreement; (ii) the proportionate share of each DIP Lender’s funded amount under the DIP Credit Agreement was adjusted based upon such DIP Lender’s increased or decreased funding commitment and new funds committed by Incoming Lenders.

Exit Credit Facility

Under the Proposed Plan, on the Termination Date we may elect to convert any portion of the DIP Credit Agreement drawn in accordance with the terms of the DIP Credit Agreement (plus amounts required to pay administrative expense claims and priority claims, as defined in the Proposed Plan, in connection with the consummation or confirmation of the Proposed Plan) and that we do not otherwise elect to pay in cash, into a new credit facility (the “Exit Credit Facility”).

Each of the DIP Lenders party to the Reallocation Agreement (the “Consenting Noteholders”) will become lenders under the Exit Credit Facility, which shall be a term loan facility in an aggregate principal amount not to exceed $125 million. The Exit Credit Facility shall be secured by all of the Debtors’ domestic assets and 65% of the stock of any of Blockbuster Inc.’s first-tier foreign subsidiaries, and guaranteed by all domestic subsidiaries of the Debtors. The Exit Credit Facility will mature on the date that is the earlier to occur of (i) five years from the date of conversion; or (ii) acceleration of the obligations under the Exit Credit Facility. The Exit Credit Facility shall bear interest at LIBOR plus 850 basis points, with a LIBOR floor of 200 basis points per annum. We will pay a conversion fee equal to 300 basis points on the outstanding revolver advances under the DIP Credit Agreement on the date of conversion.

Under the terms of the Exit Credit Facility, the Debtors will be permitted to incur a first lien exit revolver (the “Exit Revolver”) in an aggregate amount not to exceed $50 million, or such greater amount as may be agreed to between the Debtors and the Consenting Noteholders. The Exit Credit Facility shall contain customary affirmative, negative and financial maintenance covenants for a loan of that type to be agreed upon by the Debtors and the Consenting Noteholders, and shall expressly provide a carve-out for the Exit Revolver, including priming liens in favor of the Exit Revolver.

Liquidity

Based on our current internal forecasts, we believe that amounts available under the DIP Credit Agreement, the provision for the Exit Credit Facility (described above), plus cash generated from operations will be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures, and for working capital purposes including rental library purchases. However, increased industry competition and fragmentation make it more difficult to accurately forecast our results of operations and cash position, so our revenues may deteriorate beyond what we anticipate. A greater same-store sales decline than reflected in our plan would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our capital needs using cash on hand, cash from operations and other available funds as our current forecasts suggest, we may have to take other actions such as modifying our business plan to close additional stores, pursuing additional external liquidity generating events, seeking additional financing to the extent available, or further reducing or delaying capital. If we are unable to meet our capital needs through any of these actions, or if the DIP Lenders or the Bankruptcy Court do not approve the Proposed Plan or our access to amounts available under the DIP Credit Agreement is terminated for any of the reasons set forth therein, we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the company or certain of its material assets, pursuant to section 363 of the Bankruptcy Code.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. In such event, our ability to maintain optimal product in-stock and availability levels would be adversely affected, and our results of operations and financial performance would suffer. As discussed in Note 2 to our consolidated financial statements, we have renegotiated our agreements with certain of our largest vendors and pledged our Canadian assets to help ensure continued supply of product from these vendors.

Adverse future developments regarding our pending and any future legal proceedings and other contingencies may also have a material adverse impact on our liquidity and results of operations. See Note 11 to our consolidated financial statements for further discussion of these items.

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

Effective July 7, 2010, our Class A common stock and Class B common stock trade exclusively on the Pink OTCQB market (the “Pink Sheets”) and are currently trading under the symbols BLOAQ and BLOBQ, respectively. As a result of the Chapter 11 Cases, we believe that our outstanding equity securities will have no value and will be canceled under any plan of reorganization. As a result, we urge that caution be exercised with respect to existing and future investments in any of our currently outstanding securities.

Capital Structure

	October 3, 2010	January 3, 2010
Current portion
DIP Credit Agreement, interest rate of 10.5% at October 3, 2010	$20.0	$—
Senior Secured Notes, interest rate of 11.75%	—	101.6
Current portion of capital lease obligations	0.6	6.1

	20.6	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9

	0.1	855.9

Liabilities subject to compromise
Senior Secured Notes, interest rate of 11.75%	600.7	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—
Capital lease obligations	17.6	—

	918.3	—

Total	$939.0	$963.6

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $17.8 million to $43.8 million of cash used in operating activities in the thirty-nine weeks ended October 3, 2010 from $26.0 million of cash used operating activities in the thirty-nine weeks ended October 4, 2009, primarily due to cash used to fund losses from operations.

•	Net income adjusted for non-cash items decreased $195.5 million, driven by a decline in gross profit.

•	Purchases of rental and merchandise inventories decreased due to a decrease in store customer traffic and fewer company operated stores.

•

Payables and accrued liabilities decreased $184.7 million in the first three quarters of 2010 as compared to $332.0 in the same period of 2009, due to a significant paydown of vendor balances in the first quarter of 2009.

•	We expect to incur significant professional fees associated with our reorganization activities in the remainder of 2010, but cannot reasonably estimate the amount at this time.

Investing Activities. Net cash flows from investing activities improved $78.8 million to $7.4 million of cash provided by investing activities in the first three quarters of 2010 from $71.4 million used in investing activities in the first three quarters of 2009, due mainly to changes in restricted cash, offset by proceeds from the sale of store operations in 2009.

Financing Activities. Net cash flows from financing activities decreased $110.5 million to $31.8 million of cash used in financing activities in the first three quarters of 2010 from $78.7 million of cash provided by financing activities in the first three quarters of 2009. This change was primarily due to:

•	a $176.5 decrease in proceeds net of payments for our various debt agreements;

•	partially offset by a $58.4 million decrease in debt financing costs.

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

These forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding our company and our industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by such forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks, uncertainties, assumptions and other factors include, among others:

(i)	The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of our pre-petition liabilities, common stock and other securities. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies. A plan of reorganization could result in the holders of the Company’s liabilities and certain securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities or currently outstanding securities.

(ii)	We may be unable to successfully develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases.

(iii)	We may be unable to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases that we believe are in the best interests of the Company.

(iv)	Actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plan.

(v)	The potential adverse impact of the Chapter 11 Cases on our business, financial condition and results of operations, including our ability to maintain contracts and other customer, strategic partner and vendor relationships that are critical to our business.

(vi)	We may be unable to maintain adequate liquidity to fund operations during the Chapter 11 Cases and to fund a plan of reorganization and thereafter, including obtaining sufficient “exit” financing, which may result in a liquidation of the business pursuant to Chapter 7 of the Bankruptcy Code.

(vii)	The increasingly competitive industry conditions under which we operate have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors have raised substantial doubt about our ability to continue as a going concern.

(viii)	If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

(ix)	Revenues generated from our in-store home video and game rentals and sales are projected to continue to decline. Such decline has in the past and may in the future adversely affect our business and our ability to implement our strategic initiatives, particularly when considering sustained decreases in consumer spending attributable to the unprecedented decline in overall economic conditions, the reversal of which cannot be accurately determined.

(x)	We may not achieve all of the expected benefits from our cost saving initiatives.

(xi)	Our common stock is no longer listed on a national securities exchange and is quoted only on the Pink Sheets, which may negatively affect our stock price and liquidity.

(xii)	The loss of key management personnel and possible difficulties in retaining or replacing such personnel under current circumstances could affect our ability to achieve our operational goals and cost saving initiatives.

(xiii)	Other factors which may have material adverse effects, as described in our filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

We are exposed to various market risks including interest rates on our debt and foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in our interest rates or foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. As of October 3, 2010 and October 4, 2009, we did not have any interest rate or foreign exchange hedging instruments in place.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the DIP Credit Agreement. We have the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then-applicable base rate) or the then-applicable LIBOR rate (with a floor of 2%), plus a margin of 8.5% and 7.5%, respectively. Our borrowings under the DIP Credit Agreement totaled $20.0 million as of October 3, 2010, and the interest rate for the borrowings was 10.5%. Our vulnerability to changes in LIBOR or other applicable rates could result in material changes to our interest expense, as a one percentage point increase or decrease in our variable interest rates would have a $0.2 million impact on our interest expense annually.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues would have increased by $3.7 million and decreased by $33.3 million and operating income would have decreased by less than $0.1 million and $0.4 million, respectively, for the thirteen and thirty-nine weeks ended October 3, 2010 if foreign exchange rates for the quarter had been consistent with exchange rates in the prior year.

Our operations outside the United States, mainly in Europe and Canada, constituted 35.9% and 31.8% of our total revenues for the thirteen weeks ended October 3, 2010 and October 4, 2009, respectively, and 32.6% and 28.2% of our total revenues for the thirty-nine weeks ended October 3, 2010 and October 4, 2009, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of October 3, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of October 3, 2010.

Changes in Internal Control over Financial Reporting

Except as noted below, there has been no change in our internal control over financial reporting that occurred during the thirteen weeks ended October 3, 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

In response to the filing by Blockbuster Inc. and certain of its domestic affiliates for reorganization under Chapter 11 of the Bankruptcy Code, we modified existing or implemented new business processes and related internal controls over financial reporting to ensure that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 11 to our consolidated financial statements, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors set forth below should be read in conjunction with “Risks Relating to Our Liquidity and Indebtedness,” “Risks Relating to Our Business Operations,” “Risks Relating to Our Common Stock,” and “Other Business Risks” as discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the DIP Lenders.

In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Cases, including, among others, defaults for our failure to provide a plan of reorganization, failure to provide periodic updates to the approved budget, and for our material breaches of certain of our material business contracts resulting in termination thereof. We are currently in discussions with the DIP Lenders regarding obtaining relief from the minimum EBITDA covenant for fiscal 2010 to allow for the add-back of certain additional expenses. The inability to reach an agreement with the DIP Lenders regarding such relief could result in an Event of Default under the DIP Credit Agreement. An Event of Default would give the DIP Lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

If, as a result of our breach of the terms thereof, the DIP Credit Agreement is terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance we could be required to seek a sale of the company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

If we are unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the DIP Lenders, the Unsecured Creditors Committee or the Bankruptcy Court will approve the Proposed Plan or that the DIP Credit Agreement will not be terminated by the DIP Lenders for our breach thereof. If either of these events were to occur we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

As a result of approval and implementation of the Proposed Plan, should such occur, certain changes in ownership of the Company could occur, which would adversely affect our ability to utilize our significant net operating loss carry-forwards upon our emergence from the Chapter 11 Cases.

There are certain tax attributes, such as net operating loss carry-forwards, that may be limited or lost altogether in the event of an ownership change as defined under Section 382 of the Internal Revenue Code. If a change of ownership were to occur as a result of the implementation of the Proposed Plan, upon our emergence from the Chapter 11 Cases there could be significant valuation allowances placed on deferred tax assets that do not currently have valuation allowances, thereby minimizing or eliminating significant favorable tax benefits to Blockbuster.

Our results of operations and financial condition, as well as our ability to accurately forecast future results, and therefore our ability to present a plan of reorganization that the DIP Lenders and the Bankruptcy Court will approve, depend in part on our ability to reach acceptable terms with the studios for the provision of film content for each of our four delivery channels, and our ability to come to terms with the studios to implement or extend the 28-day availability window that currently exists for certain of our distribution channels.

We depend upon our relationships with the movie studios and our ability to negotiate favorable terms to secure film content for each of our four delivery channels. While we currently enjoy favorable working relationships with the studios, there can be no assurance that we will be able to continue to obtain favorable terms or secure all of the content necessary to meet our expected operating needs for one or more of our delivery channels, or that the 28-day availability window will remain effective for some or all of the studios, each of which could adversely impact our ability to obtain DIP Lender and Bankruptcy Court approval of a proposed plan of reorganization. Should that occur, we would not be able to successfully complete our reorganization and could be forced to seek a sale of the company or certain of its material assets under Section 363 of the Bankruptcy Code or a liquidation under Chapter 7 of the Bankruptcy Code.

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreement provides for a revolving loan in the aggregate amount of $125 million, which is intended to be used for the financing of ordinary working capital and general corporate needs of the Debtors, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the Bankruptcy Court will authorize the Debtors to enter into the DIP Credit Agreement on the terms we have negotiated with our lenders. Additionally, there can be no assurance that the amounts of cash from operations together with amounts available under the DIP Credit Agreement will be sufficient to fund operations. In the event that cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in the Debtors’ interests.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may experience increased levels of employee attrition.

During the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale, at the corporate, field and store levels, could have a materially adverse affect on our ability to meet customer, trade partner and strategic partner expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse affect on our financial condition and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to the Debtors upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operation reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our common stock will be cancelled or if holders of such common stock will receive any distribution with respect to, or be able to recover any portion of, their investments.

It is unclear at this stage of the Chapter 11 Cases if any plan of reorganization would allow for distributions with respect to our common stock. It is likely that these equity interests will be cancelled and extinguished upon confirmation of a plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

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

Effective July 7, 2010, our Class A common stock and Class B common stock trade exclusively on the Pink OTCQB market (the “Pink Sheets”) and are currently traded under the symbols BLOAQ and BLOBQ, respectively. The Pink Sheets is a significantly more limited market than the Exchange, and the quotation of our common stock on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot make assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

Item 3.	Defaults Upon Senior Securities

On July 1, 2010, a $42.4 million principal and interest payment was due to be paid on our Senior Secured Notes, consisting of $22.5 million of principal, $18.5 million of interest and $1.4 million of redemption premium. Instead of making the scheduled payment, on July 1, 2010, we entered into a forbearance agreement with holders of approximately 70% of the outstanding principal amount of the Notes (the “Forbearing Holders”), which was subsequently amended and restated on August 12, 2010 (the “Forbearance Agreement”), and remained in effect until the Chapter 11 Cases commenced on the Petition Date. Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the Indenture with respect to our failure on July 1, 2010, (i) to redeem a portion of the Notes pursuant to the Indenture and the Notes (the “Amortization Payment Default”) and (ii) to pay interest on the Notes (the “Interest Payment Default”). The Forbearance Agreement was effective until the earliest of (i) September 30, 2010, (ii) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Amortization Payment Default or Interest Payment Default, and (iii) the occurrence of certain other events as described in the Forbearance Agreement. The Forbearance Agreement contains covenants by us to, among other things: (i) retain and continue to employ a chief restructuring officer who will assist with all restructuring initiatives, and (ii) provide to the Trustee and to counsel and the financial advisors to the Forbearing Holders (a) a 13-week treasury cash flow forecast no later than Thursday of each week, (b) executive summary reports no later than Thursday of each week, and (c) periodic financial reports each month no later than 21 days after the end of the prior month. We also agreed to weekly telephonic and written communication with counsel and the financial advisors to the Forbearing Holders to review, among other things, the weekly reports and to provide updates on strategic processes. In addition, we failed to make a scheduled $13.5 million interest payment on our Subordinated notes on September 1, 2010. Under Section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization.

Item 6.	Exhibits

The Exhibit Index on pages 68-69 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/S/ DENNIS MCGILL
Dennis McGill Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as principal financial officer)

Date: November 11, 2010

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K, filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1		Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 15, 1999).

4.2		Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 9, 2004).

4.3		Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4		First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5		Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K, filed on November 15, 2005).

4.6		Registration Rights Agreement dated November 15, 2005, among Blockbuster Inc. and the Initial Purchasers named therein with respect to Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006).

4.7	*	Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement dated September 23, 2010 among Blockbuster Inc., the Company’s subsidiaries signatory thereto, the lenders signatory thereto, and Wilmington Trust FSB, as agent.

4.8	*	Amendment No. 1 the Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement dated October 27, 2010 among Blockbuster Inc., the Company’s subsidiaries signatory thereto, the lenders signatory thereto, and Wilmington Trust FSB, as agent.

4.9	*	Omnibus Reallocation Agreement dated October 28, 2010 among Blockbuster Inc., the Company’s subsidiaries signatory thereto, the lenders under the Senior Secured, Super-Priority Debtor-in-Possess Revolving Credit Agreement, as amended, dated September 23, 2010, the incoming lenders and Wilmington Trust FSB, as agent

Executive Officer Employment and Separation Agreement

10.1	Amended and Restated Employment Agreement between Blockbuster Inc. and Thomas Casey, effective May 17, 2010 (see Quarterly Report on Form 10-Q for the period ended July 4, 2010, filed on August 13, 2010).

Other Exhibits

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.