Form 10-K
period 2011-01-02
BLOCKBUSTER INC
filed 2011-07-13
CIK 1085734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-15153

BLOCKBUSTER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1655102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2100 Ross Avenue

Dallas, Texas 75201

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 4, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $33,958,060, based on the closing price of $0.18 per share of Class A common stock and $0.11 per share of Class B common stock as reported on the New York Stock Exchange composite tape on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of July 1, 2011, 147,370,491 shares of Class A common stock, $0.01 par value per share, and 72,000,000 shares of Class B common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

EXPLANATORY NOTE

As previously disclosed, on September 23, 2010, Blockbuster Inc. (the “Company,” “we,” or “us”) and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 10-14997 (the “Chapter 11 Cases”). On February 21, 2011, the Company together with certain of its subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase and Sale Agreement (the “Stalking Horse Agreement”) with Cobalt Video Holdco LLC (the “Stalking Horse”). As part of the Stalking Horse Agreement, the Company filed a motion on February 21, 2011 with the Bankruptcy Court for, among other things, authority to sell substantially all of its assets to the Stalking Horse pursuant to Section 363 of the Bankruptcy Code, establishing bidding procedures (“Bidding Procedures”) to permit higher and better bids, setting a date for an auction (an “Auction”) should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder. On April 6, 2011, the Company completed the Auction pursuant to the Bidding Procedures previously approved by the Bankruptcy Court. As a result of the Auction, on April 6, 2011, the Company, in consultation with the agent for its senior secured lenders and the official committee of unsecured creditors appointed in the Company’s Chapter 11 cases, selected DISH Network Corporation (“DISH”) as having the highest and best bid and the Sellers entered into an agreement with DISH, which agreement was amended and restated on April 20, 2011 (as amended and restated, the “DISH Agreement”) pursuant to which DISH agreed to purchase substantially all of the Company’s assets (the “Asset Sale”). On April 26, 2011 (the “Closing Date”), the Asset Sale closed, whereupon, pursuant to the transactions contemplated by the DISH Agreement, DISH acquired all of the rights, title and interests in and to the Company assets listed on the schedules attached to and incorporated into the DISH Agreement. Certain of the Company’s assets, including certain international subsidiary companies and operations, were not acquired by DISH. All assets remaining with the Company will be liquidated in connection with winding up the Company’s business and distributing the proceeds of the Asset Sale.

We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect that the Company’s bankruptcy case will continue to be administered under Chapter 11 of the Bankruptcy Code for a limited period of time and thereafter will be converted to a liquidation under Chapter 7 of the Bankruptcy Code. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive any distribution of the Asset Sale proceeds before our stockholders are entitled to receive any such proceeds. Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock. The distribution of Asset Sale proceeds and conversion of the Chapter 11 Cases to a Chapter 7 liquidation of the Company are expected to be completed within the next several months.

As of July 12, 2011 (the filing date of our Form 10-K) we have paid the senior secured lenders $100 million from the Asset Sale proceeds. We anticipate paying the senior secured lenders an additional $24.6 million in July 2011. However, as of July 12, 2011 we can not estimate whether payments from the Asset Sale proceeds to the senior secured lenders will ever exceed $124.6 million.

As a result of the Asset Sale and Chapter 11 Cases, we are not currently conducting any business operations, nor will we do so in the future. Even though we sold substantially all of our cash and non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Annual Report on Form 10-K (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, we are filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common and preferred stock have any value or that our stockholders will receive any value for their shares of common and preferred stock as a part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation, since the amounts owed to creditors greatly exceed the amount of the Asset Sale proceeds.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may also be included from time to time in our other public filings, press releases, our website and oral and written presentations by management. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “predicts,” “targets,” “seeks,” “could,” “intends,” “foresees” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.

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

Bankruptcy Proceeding

As previously disclosed, on September 23, 2010, the Debtors filed the Chapter 11 Cases. On February 21, 2011, the Company together with certain of its subsidiaries (collectively, the “Sellers”) entered into the Stalking Horse Agreement. As part of the Stalking Horse Agreement, the Company filed a motion on February 21, 2011 with the Bankruptcy Court for, among other things, authority to sell substantially all of its assets to the Stalking Horse pursuant to Section 363 of the Bankruptcy Code, establishing Bidding Procedures to permit higher and better bids, setting a date for the Auction should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder. On April 6, 2011, the Company completed the Auction pursuant to the Bidding Procedures previously approved by the Bankruptcy Court. As a result of the Auction, on April 6, 2011, the Company, in consultation with the agent for its senior secured lenders and the official committee of unsecured creditors appointed in the Company’s Chapter 11 cases, selected DISH as having the highest and best bid and the Sellers entered into the DISH Agreement pursuant to which DISH agreed to purchase substantially all of the Company’s assets. On the Closing Date the Asset Sale closed, whereupon, pursuant to the transactions contemplated by the DISH Agreement, DISH acquired all of the rights, title and interests in and to the Company assets listed on the schedules attached to and incorporated into the DISH Agreement. Certain of the Company’s assets, including certain international subsidiary companies and operations, were not acquired by DISH. All assets remaining with the Company will be liquidated in connection with winding up the Company’s business and distributing the proceeds of the Asset Sale.

We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect that the Company’s bankruptcy case will continue to be administered under Chapter 11 of the Bankruptcy Code for a limited period of time and thereafter will be converted to a liquidation under Chapter 7 of the Bankruptcy Code. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive any distribution of the Asset Sale proceeds before our stockholders are entitled to receive any such proceeds. Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock. The distribution of Asset Sale proceeds and conversion of the Chapter 11 Cases to a Chapter 7 liquidation of the Company are expected to be completed within the next several months.

As of July 12, 2011 (the filing date of our Form 10-K) we have paid the senior secured lenders $100 million from the Asset Sale proceeds. We anticipate paying the senior secured lenders an additional $24.6 million in July 2011. However, as of July 12, 2011 we can not estimate whether payments from the Asset Sale proceeds to the senior secured lenders will ever exceed $124.6 million.

Business Overview

We currently have no ongoing business operations and will not have any operations in the future. At January 2, 2011, Blockbuster Inc. was a global provider of rental and retail movie and game entertainment, with over 5,300 stores in the United States, its territories and 15 other countries. Our business model was to provide customers with access to media entertainment, including movie and game entertainment delivered through multiple distribution channels such as stores, by-mail, vending kiosks and digital devices. Our business and operations were previously conducted by Blockbuster Entertainment Corporation, which was incorporated in Delaware in 1982 and entered the movie rental business in 1985. Blockbuster Inc., formerly an indirect subsidiary of Viacom Inc. (“Viacom”), was incorporated under a different name on October 16, 1989 in Delaware. On September 29, 1994, Blockbuster Entertainment Corporation was merged with and into Viacom. Subsequent to the merger, our business and operations were conducted by various indirect subsidiaries of Viacom. Over the year and a half prior to our initial public offering in August 1999, our business and operations were either (1) merged into Blockbuster Inc. or (2) purchased by Blockbuster Inc. and/or one of its subsidiaries. In October 2004, Blockbuster Inc. split off from Viacom and became a fully independent company.

Stores and Store Operations

As of January 2, 2011, we had 3,090 stores operating under the BLOCKBUSTER® brand in the United States and its territories. Of these stores, 330 stores were operated through our franchisees. Our stores offered movie and game rental and new and traded movie and game product to our customers as well as consumer electronics. Additionally, 218 of these locations included additional branding as game concept stores operating under the GAME RUSH® brand. In 2009 we introduced Direct Access, which allowed in-store customers to access our by-mail inventory and have a movie shipped directly to their homes. Also, in 2009, we launched the Blockbuster app for iPhone, which allowed customers to browse our complete catalog of movies and television shows, check real-time store inventory, locate stores and build and manage their online rental queues.

Franchised Operations

At January 2, 2011, 54 domestic franchisee entities operated 330 stores in the United States and 276 international franchisee entities operated 692 stores outside of the United States. Our $3.2 billion in revenues during fiscal 2010 does not include the actual revenues of our franchisees, as we only record royalty and fee revenues generated from our franchised operations. Pursuant to the DISH Agreement, DISH purchased all rights to our franchise agreements.

By-Mail

Our by-mail program allowed subscribers to select DVDs and games online, which were then shipped to them free of charge by U.S. mail. Once a subscriber had finished viewing the DVD, the subscriber could return the DVD either via mail using the postage prepaid envelope that accompanied the DVD or game or at a participating BLOCKBUSTER store. BLOCKBUSTER Total Access took the concept of convenient DVDs by mail a step further and gave online subscribers the option of exchanging their DVDs through the mail or at a nearby participating BLOCKBUSTER store. There were no due dates for DVDs and games shipped via these online programs.

Digital

Our digital service allowed customers to download many new release and catalog movies, television shows and other popular videos for rental or purchase. The customers could then watch the downloaded programs on their computer, television or portable electronic device. Downloaded videos that were rented could be stored for up to 30 days after the customer checks out and then watched as many times as desired during a 24-hour viewing period that commences when “Play Movie” is clicked. We did not charge any subscription, membership or late fees for our digital service. In 2009, we launched our BLOCKBUSTER On Demand® service through Samsung and TiVo, allowing customers to buy and enjoy new movies through connected consumer electronic products. In 2010, we continued to expand our BLOCKBUSTER On Demand service by increasing the roster of consumer electronic product device partners and by expanding our service offerings to include select mobile smartphones.

Vending Kiosks

In 2008 we entered into an agreement with NCR (the “NCR Agreement”) to begin a Blockbuster branded vending kiosk business, expanding our overall points of distribution by placing kiosks in locations that were convenient to our customers. Vending kiosks offered customers a cost effective opportunity to rent DVDs at a low daily rate. The machines offered DVDs for rental or sale. These kiosks were owned and operated by NCR, who controlled pricing and location of the kiosks and provided most of the product. DISH did not purchase our agreement with NCR. On May 11, 2011, we filed a motion with the Bankruptcy Court to reject and terminate the NCR agreement.

International Operations

As of January 2, 2011, we had 2,245 stores in 15 markets outside of the United States operating under the BLOCKBUSTER brand and other brand names we owned. Of these stores, 692 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we operate store-in-store game locations in addition to freestanding game locations in Mexico and Italy, all under the GAME RUSH brand. During 2010 and 2009, 34% and 30% of our worldwide revenues were generated outside of the United States, respectively. Our international operations have historically been more dependent on retail sales and, in particular, the retail game industry. Pursuant to the DISH Agreement, DISH purchased our international subsidiaries in the United Kingdom, Mexico, Denmark and Uruguay. Our remaining international subsidiary companies, including several dormant companies will be liquidated.

Employees

As of the Closing Date, our only employee is Bruce Lewis, who is our Principal Financial Officer, Principal Executive Officer and Secretary. Mr. Lewis is primarily responsible for completing required regulatory filings and distributing the proceeds of the Asset Sale. As of January 2, 2011, we employed approximately 25,000 persons in the United States.

Mr. Lewis has served as our Senior Vice President since September 2004. He is the Company’s Controller and is also responsible for the Company’s tax matters. Mr. Lewis joined Blockbuster in 2001 and has performed the roles of Treasurer, VP of Internal Controls, International Controller and Tax Director. Before joining Blockbuster, Mr. Lewis held various leadership positions with Lend Lease REI, Cinemark and Deloitte & Touche.

Directors and Executive Officers of the Registrant

In connection with the closing of the DISH Sale on April 26, 2011, all of our executive officers either resigned or were terminated. Mr. Thomas Kurrikoff, Senior Vice President, resigned. The employment of Mr. James Keyes, Chief Executive Officer, Mr. Dennis McGill, Chief Financial Officer, Mr. Rod McDonald, Senior Vice President, Secretary and General Counsel, Mr. Kevin Lewis, Senior Vice President, and Mr. Roger Dunlap, Senior Vice President, was terminated. Upon termination, each of Mr. McGill, Mr. Lewis and Mr. Dunlap accepted positions as officers of Blockbuster LLC, a wholly-owned subsidiary company of DISH; Mr. Keyes accepted a position as advisor to Blockbuster LLC; and Mr. McDonald was retained by the Company as an advisor to assist in the wind-down and liquidation.

Each of our directors submitted resignations effective as of April 26, 2011, with the exception of Mr. Fernandes, Mr. Fitzsimmons and Mr. Keyes, each of whom agreed to remain on the board to assist us with the wind-down and liquidation. On May 6, 2011, Mr. Keyes submitted his notice of resignation as Chairman of the Board and a director to avoid any potential conflict of interest or appearance of conflict of interest in connection with his ongoing responsibilities as an advisor to Blockbuster LLC. Currently, our board of directors consists of Mr. Fernandes and Mr. Fitzsimmons. Messrs. Fernandes and Fitzsimmons serve without compensation and continue to oversee certain aspects of the wind up of the Company’s business.

Available Information, Investor Relations and Certifications

We filed annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (“SEC”). In addition, we file monthly operation results as required under bankruptcy. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We do not operate a website, but we will make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Such material is available by mail upon written request as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Requests for such materials should be directed to: Secretary, Blockbuster Inc., 2100 Ross Avenue, 21st Floor, Dallas, TX 75201.

Stock Transfer Agency

American Stock Transfer & Trust Company, LLC

59 Maiden Lane

New York, NY 10038

Questions and inquiries via telephone or AST’s website:

(800) 937-5449

http://www.amstock.com

Stock Listing

Blockbuster Inc. Class A and Class B common stock currently trade on the OTCQB under the symbols BLOAQ and BLOBQ, respectively.

Item 1A.	Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Blockbuster Inc. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this Form 10-K and our other filings with the SEC and in our reports to stockholders. Generally, the words, “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. All statements addressing events that we expect to occur in the future are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon our then current views and assumptions regarding future events, and speak only as of their respective dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Because the proceeds from the Asset Sale did not exceed the amounts we owe our creditors, our stockholders will receive no value for their common and preferred stock and our creditors will receive substantially less than payment in full for their claims.

As further described above, we sold substantially all of our cash and non-cash assets to DISH in the Asset Sale as part of the Chapter 11 Cases. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive all proceeds of the Asset Sale before our stockholders are entitled to receive any such proceeds. Since the proceeds of the Asset Sale are substantially less than our pre-petition liabilities, holders of our secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of common and preferred stock as part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation.

Our Class A and Class B common stock continue to be quoted on the Pink Sheets even though our stockholders will not receive any value for their shares of common stock as part of the Chapter 11 Cases and our corporate existence will be terminated and our common and preferred stock cancelled once we have completed distribution of the proceeds of the Asset Sale.

Our Class A and Class B common stock was delisted from the New York Stock Exchange in July 2010 and since then has been quoted on the Pink Sheets under the symbols “BLOAQ” and “BLOBQ,” respectively. As discussed above, under the priority distribution scheme previously approved by the Bankruptcy Court, our stockholders will receive no value for their shares of common and preferred stock as part of the Chapter 11 Cases and our corporate existence will be terminated once we have completed the distribution of the proceeds of the Asset Sale to our creditors. Accordingly, even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our stockholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our stockholders will receive as part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation.

We have been involved in the Chapter 11 Cases since the third quarter of fiscal 2010, which has resulted in steady attrition among key management and employees, and which may have adversely affected our internal control over financial reporting.

This has contributed to our inability to timely prepare our financial statements reflecting the changes brought about as a result of the Chapter 11 Cases and file this Form 10-K. In addition, as previously, disclosed, on May 6, 2011 we announced the departure of substantially all of the Company Board of Directors and the Company’s Principal Executive Officer and Principal Financial Officer, and the consolidation of those two offices in the Company’s sole remaining employee. The departing individuals were important to our financial reporting and control process, and their departure has led to material adjustments to the way in which we prepare and report financial information subsequent to the date of the audited financial statements included in this form 10-K, including our ability to maintain an Audit Committee fully constituted in compliance with NYSE listing standards and SEC regulations.

As a result of the significant changes in our workforce composition, management structure and operational efficiencies occurring in connection with the Chapter 11 Cases, particularly since the end of our fiscal year 2010 on January 2, 2011, management has identified the following changes in our internal control over financial reporting:

•

The Chapter 11 Cases have resulted in the loss of key Company personnel and required substantial effort from our limited management personnel and support staff, and contributed to our inability to timely file this Form 10-K on a timely basis, and the reduction of our finance and executive management resources has also potentially impacted supervision and review and management oversight processes, as well as segregation of duties processes; and

•

The Chapter 11 Cases, the cessation of our operations following the DISH Sale, our substantial workforce reductions, and the departure of the majority of our Board of Directors contributed to our inability to maintain appropriate oversight of our operational and financial activities as well as corporate governance, including an Audit Committee fully constituted in compliance with NYSE listing standards and SEC regulations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As a result of the Asset Sale, we no longer own or lease any properties or facilities. However, pursuant to the Store License Agreement entered into in connection with the DISH Sale Agreement, lease agreements for certain designated store locations continue to remain in our name (the “Retained Leases”) pending a determination by DISH as to whether it will assume any or all of the Retained Leases. DISH has a limited option period (the “Retained Lease Option Period”) during which to make such designations as to the Retained Leases it wishes to take and those it does not. The Retained Lease Option Period expires on the day 90 days following the Closing Date. For each of the Retained Leases that DISH determines to take, we will move the Bankruptcy Court to approve our acceptance of such lease and, upon Bankruptcy Court approval of our acceptance, will enter into an assignment and assumption agreement with DISH for such lease. For each of the Retained Leases that DISH determines not to take or for which it has not made a determination during the Retained Lease Option Period, we will move the Bankruptcy Court to reject such lease and, upon Bankruptcy Court approval of rejection, such lease will be terminated. During the pendency of the Retained Lease Option Period, all operations under the Retained Leases are conducted by DISH employees for the benefit of DISH, and all expenses incurred thereby are borne by DISH.

Item 3.	Legal Proceedings

Information regarding our material legal proceedings is set forth in Note 12 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock began trading on the New York Stock Exchange, or “NYSE,” on August 11, 1999, following our initial public offering and our Class B common stock began trading on the NYSE on October 14, 2004, in conjunction with our divestiture from Viacom Inc. (“Viacom”). Effective July 7, 2010, the shares of Blockbuster Class A and Class B common stock began trading on the Pink OTCQB market, currently under the symbols “BLOAQ” and “BLOBQ,” respectively. The following table contains, for the periods indicated, the high and low sales prices per share of our Class A and Class B common stock (as reported by the NYSE composite tape prior to July 7, 2010, and by the OTCQB thereafter) and cash dividends per share of our Class A and Class B common stock:

	Blockbuster Class A Common Stock Sales Price		Blockbuster Class B Common Stock Sales Price		Cash Dividends per share of Common Stock(1)
	High	Low	High	Low
Year Ended January 3, 2010:
Quarter Ended April 5, 2009	$1.71	$0.13	$1.15	$0.08	$—
Quarter Ended July 5, 2009	$1.26	$0.61	$0.68	$0.34	—
Quarter Ended October 4, 2009	$1.56	$0.58	$0.89	$0.30	—
Quarter Ended January 3, 2010	$1.14	$0.60	$0.65	$0.32	—

Year Ended January 2, 2011:
Quarter Ended April 4, 2010	$0.83	$0.24	$0.67	$0.18	—
Quarter Ended July 4, 2010	$0.60	$0.15	$0.52	$0.09	—
Quarter Ended October 3, 2010	$0.21	$0.04	$0.11	$0.02	—
Quarter Ended January 2, 2011	$0.28	$0.04	$0.14	$0.02	—

(1)	We have not declared a dividend on our common stock since the second quarter of 2005. Our negative surplus, as defined by Delaware Corporation Law, and covenants under our senior secured notes prohibited us from declaring any dividends. We were further prohibited from declaring and paying dividends on our common stock by a final order of the Bankruptcy Court during the pendency of the Chapter 11 Cases. We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect that the Company’s bankruptcy case will continue to be administered under Chapter 11 of the Bankruptcy Code for a limited period of time and thereafter will be converted to a liquidation under Chapter 7 of the Bankruptcy Code. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Therefore, no additional dividends will be declared or paid on our common stock.

The number of holders on record of shares of our Class A and Class B common stock as of May 6, 2011 was 1,063 and 737, respectively.

For information regarding our equity compensation plans, refer to Item 12 of Part III of this Form 10-K.

Related Stockholder Matters

Our Board of Directors determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the seven consecutive quarterly periods beginning on February 15, 2009 and ending on November 14, 2010. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009. Accumulated dividends are recorded on our consolidated balance sheet in “Liabilities subject to compromise” as of January 2, 2011. Additionally, pursuant to a final order entered by the Bankruptcy Court in connection with the filing of the Chapter 11 Cases we are prevented from declaring and paying dividends during the pendency of the Chapter 11 Cases, which order has precluded declaration and payment of dividends in the three quarterly periods since the filing of the Chapter 11 Cases. Under Delaware law, we can only pay dividends on our shares of capital stock out of our surplus, or, if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For these purposes a surplus can be defined as the excess at any given time of a company’s net assets over capital, which is the aggregate par value of the outstanding shares of capital stock. We currently have a negative surplus and have no net profits for fiscal 2010 or fiscal 2011 to date. Under Delaware law, we are unable to pay dividends on shares of our capital stock, whether in cash or in shares of common stock, for so long as such negative surplus exists or until we generate sufficient net profits. As such, no dividends will be paid.

In the year ended January 2, 2011, 115,589 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 23.9 million shares of our Class A common stock. This included 1.5 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. Pursuant to a final order entered by the Bankruptcy Court, further conversions of the Series A convertible preferred stock into common stock or other form of equity ownership in the Debtors are prohibited during the pendency of the Chapter 11 Cases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Dollars in Millions)

Unless otherwise noted, the following discussion and analysis relates only to results from continuing operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Although we have no ongoing operations and will not have any operations in the future as a result of the Bankruptcy Cases and the Asset Sale, our consolidated financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss from operations in the year ended January 2, 2011 and have a stockholders’ deficit as of January 2, 2011. In addition, the increasingly competitive industry conditions under which we have operated have negatively impacted our results of operations and cash flows. The consolidated financial statements do not include any adjustments that resulted from the Asset Sale.

Current Operations

As a result of the Asset Sale and Chapter 11 Cases, we are not currently conducting any business operations, nor will we do so in the future. We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect to file a plan of liquidation with the Bankruptcy Court and anticipate that the Bankruptcy Court will approve the appointment of a Chapter 7 trustee to oversee liquidation of the Company within the next several months. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive any distribution of the Asset Sale proceeds before our stockholders are entitled to receive any such proceeds. Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock. The distribution of Asset Sale proceeds and conversion of the Chapter 11 Cases to a Chapter 7 liquidation of the Company is expected to be completed within the next several months.

Fiscal Year

Beginning on January 1, 2007, we changed our fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year ending on the first Sunday following December 30th. Fiscal 2010 and 2009 include the 52 weeks ended January 2, 2011 and January 3, 2010, respectively.

Overview

Blockbuster Inc. was a leading global provider of in-home rental and retail movie and game entertainment, with over 5,300 stores in the United States, its territories and 15 other countries as of January 2, 2011. We also offered rental and retail movie entertainment through the Internet and by mail in the United States. We provided our customers access to media entertainment across four channels of distribution:

•	in-store,

•	by-mail,

•	vending kiosks, and

•	digital devices.

Bankruptcy Filing under Chapter 11 of the U.S. Bankruptcy Code

As previously disclosed, on September 23, 2010, the Company and certain of its domestic subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York case number 10-14997.

DIP Credit Agreement

In connection with the Bankruptcy Filing, on September 23, 2010, the Company entered into a Senior Secured, Super-priority Debtor-in-Possession Revolving Credit Agreement (the “DIP Credit Agreement”) with the Company’s subsidiaries signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend up to $125,000,000 in the form of revolving loan advances, the Subsidiary Guarantors agreed to guarantee the Company’s obligations thereunder and the Company and Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the Lenders, a first-priority security interest in and lien upon all of the Company’s and Subsidiary Guarantors’ existing and after-acquired personal and real property. The Company had the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then -applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and 7.5%, respectively. The DIP Credit Agreement limited, among other things, the Company’s and Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of the Company and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provided for (x) a periodic delivery by the Company of its budget that had to be approved by a requisite number of Lenders set forth in the DIP Credit Agreement and (y) specific milestones that the Company must achieve by specific target dates. The Company paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement.

Approved Operating Budget

On February 6, 2011, the Requisite Lenders (as defined in the DIP Credit Agreement) approved the Proposed Budget (as defined in the DIP Credit Agreement) (such approved budget, the “Approved Budget”) covering the period commencing with the fiscal week beginning on February 6, 2011 and ending upon the earliest to occur of (i) February 24, 2011, (ii) the entry of an order by the Bankruptcy Court approving the Sale Expense Motion (defined below), or (iii) the date the Approved Budget is terminated pursuant to the terms of the approval or the terms of the DIP Credit Agreement or the DIP Order (the “Last Applicable Date”). No other Proposed Budget was approved by the Requisite Lenders or was otherwise applicable for any period after the Last Applicable Date. The Approved Budget limited the Debtors’ use of cash collateral.

The Requisite Lenders approval of the Approved Budget and use of cash collateral as provided therein was expressly subject to and conditioned upon the Debtors filing on or prior to February 21, 2011 (which filing has occurred), and not withdrawing thereafter, all of the following:

(i) a motion (the “Sale Expense Motion”) requesting authority to elevate to super-priority status and pay the following and only the following: (A) Covered Administrative Expense Claims (as defined below) incurred or accrued by the Debtors from and after February 21, 2011 in connection with the sale of all or substantially all of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code and (B) Covered Ongoing Approved Administrative Expenses (as defined below); and

(ii) a motion, which may be the same motion as (i) above, seeking authority to sell all or substantially all of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code subject to the highest and best bid, all in form and substance agreed to by the Debtors with the reasonable consent of the Requisite Lenders, provided such consent cannot be unreasonably withheld.

Covered Administrative Expense Claims and Covered Ongoing Approved Administrative Expenses are defined as and limited to only those expenses, including appropriate costs to windup or otherwise resolve the Chapter 11 Cases (as defined in the DIP Credit Agreement), labeled as either Covered Administrative Expense Claims or Covered Ongoing Approved Administrative Expenses in a detailed sale budget to be approved by the Requisite Lenders. Some of the Covered Ongoing Approved Administrative Expenses may relate to the period prior to February 21, 2011.

Stalking Horse Agreement

On February 21, 2011, the Company together with certain of its subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase and Sale Agreement (the “Stalking Horse Agreement”) with Cobalt Video Holdco LLC (the “Stalking Horse”). The Stalking Horse is an affiliate of certain of (i) the Lenders under the DIP Credit Agreement, and (ii) the beneficial owners (or advisors, nominees or investment managers for such beneficial owners) of the Company’s 11.75% Senior Secured Notes due 2014.

As part of the Stalking Horse Agreement, the Company filed a motion on February 21, 2011 with the Bankruptcy Court for, among other things, authority to sell substantially all of its assets to the Stalking Horse pursuant to Section 363 of the Bankruptcy Code, establishing bidding procedures (“Bidding Procedures”) to permit higher and better bids, setting a date for an auction (an “Auction”) should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder.

Termination of DIP Credit Agreement

On February 25, 2011 (the “Termination Date”), the Company received a Notice of Event of Default and Termination Letter (the “Termination Letter”) pursuant to which the Lenders notified the Company that an Event of Default under the DIP Credit Agreement had occurred and was continuing as of the Termination Date. As a result of the Event of Default, the Lenders directed the Agent, which direction the Agent carried out by execution of the Termination Letter, to (i) terminate the Commitment of the Lenders to make further Revolving Loan Advances, and (ii) declare all Obligations, including all of the Revolving Loans, to be due and payable (the “Specified Remedies”). As a result of the Specified Remedies, the financing arrangements contemplated by the DIP Credit Agreement were, pursuant to the Termination Letter, terminated (the “DIP Termination”) and the Loans and all other Obligations became automatically due and payable as of the Termination Date. Demand was made of the Company and each other Credit Party to repay their Obligations to the Agent or any Lender under the Loan Documents. As of the Termination Date, there were no outstanding draws under the DIP Credit Agreement.

On February 25, 2011, the Agent, on behalf of the Requisite Lenders, delivered a Carve-Out Trigger Notice specifying that: (i) as a result of the DIP Termination a “Termination Event” (under and as defined in the Final DIP Order) had occurred, (ii) the DIP Obligations had been accelerated, and (iii) a $5,000,000 cap on all unpaid fees, disbursements, costs and expenses (subject to certain restrictions) incurred after the first business day following the Termination Date by the Professional Persons had been invoked.

Delivery of the Carve-Out Trigger Notice constituted a roll-up event (a “Roll-Up Event”) under the Final DIP Order. Under the Final DIP Order, each entity that is both a beneficial holder of the Company’s 11.75% Senior Secured Notes due 2014 (the “Senior Secured Notes”) and a Lender as of the occurrence of a Roll-Up Event (such date, the “Roll-Up Date”) is entitled to receive all or any portion of such Senior Secured Notes as roll-up notes (the “Roll-Up Notes”), up to an amount of Roll-Up Notes with an aggregate principal balance equal to the lesser of (i) the total outstanding principal amount of Senior Secured Notes held by such entity on the Roll-Up Date, or (ii) the amount of such Lender’s aggregate commitment to make DIP Loans under the DIP Credit Agreement, determined as of the Roll-Up Date, on the basis of the then outstanding commitments and after giving effect to all assignments of commitments under the DIP Credit Agreement and outstanding Revolving DIP Loans made prior to the Roll-Up Date. The aggregate principal amount of such Roll-Up Notes will not exceed $125,000,000. The Roll-Up Notes are secured by the DIP Liens and the DIP Collateral (excluding Avoidance Action Proceeds) retroactive to the Commencement Date and the entire outstanding amount of the obligations under the Roll-Up Notes are allowed Superpriority Claims, as provided in the Final DIP Order, as of any date of calculation in addition to their continuing claims and liens as Senior Secured Notes.

Section 363 Asset Sale

On April 6, 2011, the Company completed the Auction pursuant to the Bidding Procedures previously approved by the Bankruptcy Court. As a result of the Auction the Company, in consultation with the agent for its senior secured lenders and the official committee of unsecured creditors appointed in the Company’s Chapter 11 cases, selected DISH as having the highest and best bid and the Sellers entered into an agreement with DISH pursuant to which DISH agreed to purchase substantially all of the Company’s assets. The DISH Agreement was amended and restated on April 20, 2011.

Pursuant to the terms of the DISH Agreement, DISH agreed to purchase substantially all of the assets of the Company and assume certain of the Company’s obligations associated with the purchased assets through a supervised sale under Section 363 of the Bankruptcy Code. The purchase price for such assets under the DISH Agreement was approximately $320,000,000, subject to certain adjustments. The DISH Agreement contained, among other things, certain customary termination rights for the Company and DISH and rights and obligations regarding assumption and/or liquidation of certain of the Company’s assets.

The proposed transaction was approved by the Court at a hearing on April 7, 2011 and was completed on April 26, 2011. Pursuant to the Bidding Procedures, the Stalking Horse was selected as the backup bidder in the event the transaction with DISH had not been consummated. On the Closing Date the Asset Sale closed, whereupon, pursuant to the DISH Agreement, DISH acquired all of the rights, title and interests in and to the Company assets listed on the schedules attached to and incorporated into the DISH Agreement. Certain of the Company’s assets, including certain international subsidiary companies and operations, were not acquired by DISH. All assets remaining with the Company will be liquidated in connection with winding up the Company’s business and distributing the proceeds of the Asset Sale.

Outlook

Business Operations

As a result of the Asset Sale, we have no ongoing business operations and will have no business operations in the future. We are currently winding down the Company and distributing the proceeds of the Asset Sale to our creditors. We expect that the Company’s bankruptcy case will continue to be administered under Chapter 11 of the Bankruptcy Code for a limited period of time and thereafter will be converted to a liquidation under Chapter 7 of the Bankruptcy Code. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled.

Exchange Delisting

On July 1, 2010, the New York Stock Exchange (the “Exchange”) notified us that, due to our noncompliance with the Exchange’s continued listing standards relating to minimum trading price and market capitalization, trading on the Exchange of our Class A common stock and Class B common stock (the “common stock”) would be suspended prior to the opening on July 7, 2010. As a result, effective July 7, 2010, our Class A and Class B common stock trade on the Pink OTCQB market under the symbols “BLOAQ” and “BLOBQ,” respectively. Even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our stockholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our stockholders will receive as part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation.

Results of Operations

Consolidated Results

The following table sets forth a summary of consolidated results of certain operating and other financial data.

	Fiscal Year Ended
	January 2, 2011 (52 weeks)	January 3, 2010 (52 weeks)
	(In millions, except worldwide store data)
Statement of Operations Data:
Revenues	$3,240.7	$4,051.1
Cost of sales	1,469.4	1,879.9

Gross profit	1,771.3	2,171.2
Operating expenses (1)	1,899.5	2,522.5

Operating income (loss)	(128.2)	(351.3)
Interest expense	(94.3)	(111.5)
Loss on extinguishment of debt	—	(29.9)
Interest income	0.8	1.3
Other items, net (2)	(2.9)	(10.4)

Income (loss) from continuing operations before reorganization items and income taxes	(224.6)	(501.8)
Reorganization items, net	(9.7)	—
Benefit (provision) for income taxes	(7.4)	(11.8)

Income (loss) from continuing operations	(241.7)	(513.6)
Income (loss) from discontinued operations, net of tax (3)	(26.3)	(44.6)

Net income (loss)	$(268.0)	$(558.2)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$10.8	$29.3
Cash flows provided by (used in) investing activities	$1.4	$(74.9)
Cash flows provided by (used in) financing activities	$(54.7)	$72.4
Other Data:
Depreciation and intangible amortization	$106.9	$144.1
Impairment of goodwill and other long-lived assets	$22.2	$369.2
Margins:
Rental margin (4)	64.4%	63.3%
Merchandise margin (5)	23.5%	21.1%
Gross margin (6)	54.7%	53.6%
Worldwide Store Data:
Same-store revenues increase (decrease) (7)
Rental revenues	(8.6)%	(11.1)%
Merchandise sales	(15.6)%	(17.9)%
Total revenues	(10.6)%	(13.1)%
Company-operated stores at end of year	4,313	5,220
Franchised stores at end of year	1,022	1,300
Total stores at end of year	5,335	6,520

	Total Number	Avg Sq. Footage	Total Sq. Footage
		(in thousands)	(in thousands)
Real Estate Data at January 2, 2011:
Domestic
Company-operated stores	2,760	5.5	15,298
Distribution centers	39	N/A	1,119
Corporate / regional offices	8	N/A	400
International
Company-operated stores	1,553	3.0	4,622
Distribution centers	7	N/A	169
Corporate / regional offices	5	N/A	65

(1)	Operating expenses include non-cash charges to impair goodwill and other long-lived assets totaling $22.2 million and $369.2 million for fiscal years 2010 and 2009, respectively.
(2)	Other items, net include the impact of foreign currency exchange gains and losses related primarily to intercompany loans denominated in currencies other than the U.S. dollar. The impact was a loss of $2.9 million in 2010 and $10.4 million in 2009.
(3)	During November 2010 we closed the remaining stores in Argentina and recorded a loss on disposal for these operations. During August 2009 we sold Xtra-vision, our Ireland subsidiary. These operations have been classified as discontinued operations.
(4)	Rental gross profit (rental revenues less cost of rental revenues) as a percentage of rental revenues.
(5)	Merchandise gross profit (merchandise sales less cost of merchandise sold) as a percentage of merchandise sales.
(6)	Gross profit as a percentage of total revenues.
(7)	A store is included in the same-store revenues calculation after it has been opened and operated by us for more than 52 weeks. An acquired store becomes part of the same-store base in the 53rd week after its acquisition and conversion. The percentage change is computed by comparing total net revenues for same-stores at the end of the applicable reporting period with total net revenues from these same-stores for the comparable period in the prior year. The same-store revenues calculation does not include the impact of foreign exchange or by-mail subscription revenue. The method of calculating same-store revenues varies across the retail industry; therefore, our method of calculating same-store revenues may not be the same as other retailers’ methods.

Comparison of Fiscal 2010 (52 Weeks) to Fiscal 2009 (52 Weeks)

•

Revenues decreased $810 million as a result of declining same-store comparables, lower by-mail subscribers and 17.4% fewer company operated stores offset by a favorable foreign currency exchange impact.

•	Cost of sales decreased $411 million due to the decline in revenues and a favorable foreign currency exchange impact.

•

Gross profit decreased $400 million due to the reasons stated above, while gross margin percentage improved from 53.6% to 54.7%, primarily from an increase in domestic rental margin offset slightly by international rental and merchandise margin declines, as discussed in their respective segment comparisons.

•

Operating expenses decreased $623 million due to reduced general and administrative expenses from store closures, other cost savings initiatives and a lower impairment charge in 2010 as compared to the prior year.

•	Interest expense decreased $17.2 million.

•	Non-cash interest decreased $10.4 million related to the amortization of debt financing costs; and

•

Cash interest decreased due to us not recording contractual interest of $31.5 million on our pre-petition debt from the Petition Date through the end of the year offset by $24.1 million in higher average interest rates and higher average debt balances on our long-term debt in 2010.

•

Loss on extinguishment of debt declined $29.9 million due to the non-recurrence of extinguishment of debt related to the write-off of debt financing costs for our amended revolving facility in the third quarter of fiscal 2009.

•	The variance in other items, net, is primarily related to foreign currency exchange on intercompany loans denominated in currencies other than U.S. dollars.

•

We recognized charges of $9.7 million for reorganization items as a result of our filing for bankruptcy protection under Chapter 11. These charges were primarily related to professional fees and DIP Credit Agreement financing fees, partially offset by expense reductions related to rejections of store leases.

•	Discontinued operations for fiscal 2010 include a $19.2 million loss on the disposal of our Argentina operations. For further discussion, see Note 14 in our consolidated financial statements.

Segments

We operated our business in two reportable segments: Domestic and International. We identified segments based on how management makes operating decisions, assesses performance and allocates resources.

•

The Domestic segment was comprised of all U.S. store operations and by-mail subscription service operations in addition to vending kiosks and the digital delivery of movies through blockbuster.com and BLOCKBUSTER On Demand. As of January 2, 2011, we had 3,090 stores operating under the BLOCKBUSTER brand in the United States and its territories, of which 330 stores were operated through our franchisees. We also had 7,769 kiosks operating under the BLOCKBUSTER brand in the United States and its territories at that date.

•

The International segment was comprised of all non-U.S. store operations including operations in Europe, Latin America, Australia, Canada, Mexico and Asia. As of January 2, 2011, we had 2,245 stores operating under the BLOCKBUSTER brand and other brand names owned by us located in 15 markets outside of the United States. Of these stores, 692 stores were operated through our franchisees. In Canada, Italy, Mexico and Denmark, we also operate freestanding and store-in-store game locations under the GAME RUSH brand. On August 28, 2009, we completed the sale of our subsidiary in Ireland. In November 2010, we closed our operations in Argentina. The results of operations for Ireland and Argentina have been classified as discontinued operations for all periods presented.

The following table is a summary of operating income (loss) by business segment.

	Domestic	International	Unallocated / Corporate	Total
Statement of Operations Data:
Fiscal Year Ended January 2, 2011
Revenues	$2,125.9	$1,114.8	$—	$3,240.7
Cost of sales	884.8	584.6	—	1,469.4

Gross profit	1,241.1	530.2	—	1,771.3
Operating expenses	1,265.6	510.6	123.3	1,899.5

Operating income (loss)	$(24.5)	$19.6	$(123.3)	$(128.2)

Fiscal Year Ended January 3, 2010
Revenues	$2,857.7	$1,193.4	$—	$4,051.1
Cost of sales	1,259.9	620.0	—	1,879.9

Gross profit	1,597.8	573.4	—	2,171.2
Operating expenses	1,774.9	634.1	113.5	2,522.5

Operating income (loss)	$(177.1)	$(60.7)	$(113.5)	$(351.3)

Comparison of Fiscal 2010 (52 Weeks) to Fiscal 2009 (52 Weeks)

Domestic Segment. The following table is a summary of domestic results of operations.

	Fiscal Year Ended January 2, 2011 (52 Weeks)		Fiscal Year Ended January 3, 2010 (52 Weeks)		Increase/(Decrease)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$1,349.4	63.6%	$1,756.1	61.4%	$(406.7)	(23.2)%
Games	155.7	7.3%	198.6	6.9%	(42.9)	(21.6)%
Previously rented product (“PRP”)	310.9	14.6%	464.4	16.3%	(153.5)	(33.1)%

Total rental revenues	1,816.0	85.5%	2,419.1	84.6%	(603.1)	(24.9)%

Merchandise sales:
Movies	124.2	5.8%	174.2	6.1%	(50.0)	(28.7)%
Games	29.8	1.4%	60.2	2.1%	(30.4)	(50.5)%
General merchandise	142.4	6.7%	187.5	6.6%	(45.1)	(24.1)%

Total merchandise sales	296.4	13.9%	421.9	14.8%	(125.5)	(29.7)%

Royalties and other	13.5	0.6%	16.7	0.6%	(3.2)	(19.2)%

Total revenues	2,125.9	100.0%	2,857.7	100.0%	(731.8)	(25.6)%

Cost of sales:
Cost of rental revenues	655.9	30.8%	910.3	31.9%	(254.4)	(27.9)%
Cost of merchandise sold	228.9	10.8%	349.6	12.2%	(120.7)	(34.5)%

	884.8	41.6%	1,259.9	44.1%	(375.1)	(29.8)%

Gross profit	1,241.1	58.4%	1,597.8	55.9%	(356.7)	(22.3)%

Operating expenses:
General and administrative:
Stores	1,003.8	47.2%	1,187.2	41.6%	(183.4)	(15.4)%
Corporate and field	113.0	5.3%	138.1	4.8%	(25.1)	(18.2)%

Total general and administrative	1,116.8	52.5%	1,325.3	46.4%	(208.5)	(15.7)%

Advertising	50.5	2.4%	67.2	2.4%	(16.7)	(24.9)%
Depreciation and intangible amortization	76.1	3.6%	112.4	3.9%	(36.3)	(32.3)%
Impairment of goodwill and other long-lived assets	22.2	1.1%	270.0	9.4%	(247.8)	(91.8)%

	1,265.6	59.6%	1,774.9	62.1%	(509.3)	(28.7)%

Operating income (loss)	$(24.5)	(1.2)%	$(177.1)	(6.2)%	$152.6	(86.2)%

Margins:
Rental margin	$1,160.1	63.9%	$1,508.8	62.4%	$(348.7)	(23.1)%
Merchandise margin	$67.5	22.8%	$72.3	17.1%	$(4.8)	(6.6)%
Gross margin	$1,241.1	58.4%	$1,597.8	55.9%	$(356.7)	(22.3)%

	Fiscal Year Ended January 2, 2011 (52 Weeks)	Fiscal Year Ended January 3, 2010 (52 Weeks)
Same-store revenues increase/(decrease)
Store only:
Rental revenues	(8.1)%	(12.8)%
Merchandise revenues	(29.9)%	(26.2)%
Total revenues	(12.2)%	(15.6)%
Other:
Ending by-mail subscriber count	1.2	1.4

Domestic — Rental revenues

•	Rental revenues decreased mainly as a result of:

•

a $146.9 million decrease in same-store base rental revenues driven by a decrease in active store members, partially offset by price increases primarily on catalog inventory in certain stores and implementation of additional daily rate charges (“ADR”), described below;

•	a $92.2 million decrease in by-mail revenues as a result of a 14.3% decline in by-mail subscribers;

•	a decline in company-operated stores of 765, or 21.7%, during the last four quarters; and

•

a $153.5 million decline in PRP revenues as a result of heavily discounted prices in stores which were being liquidated during the first quarter of 2010, reduced store traffic and lower per-unit prices during 2010, partially offset by an increase in units sold.

•

On March 1, 2010, we implemented a new policy in our company-operated stores, where ADR is charged for each day a member chooses to keep the rental following the initial rental period. The member will be charged the additional daily rate for up to 10 days, then after, the rental will be converted to an automatic sale. ADR and extended viewing fees were $164.3 million and $51.6 million during 2010 and 2009, respectively.

Domestic — Merchandise sales

•	Merchandise sales decreased mainly as a result of:

•	a $46.2 million, or 28.7%, decrease in same-store movie sales as a result of reduced store traffic, price reductions in the current year on select titles and reduced inventory levels;

•	a $31.8 million, or 25.8%, decrease in same-store food and beverage sales as a result of reduced inventory levels, reduced store traffic and price reductions;

•	a $27.0 million, or 50.5%, decrease in same-store game sales as a result of a significant reduction in games merchandise inventory levels and reduced store traffic;

•	a $15.2 million bulk sale of games to a third-party game wholesaler during 2009, as opposed to an $12.8 million bulk sale of games to a third party wholesaler during 2010; and

•	a decline in company-operated stores discussed above;

Domestic — Cost of sales

•	Rental cost of goods sold decreased due to:

•

reduced estimated costs for our by-mail offering of $60.8 million due to reduced product purchases and lower shipping costs, resulting from the decline in by-mail subscribers as well as fewer free in-store exchanges for Total Access customers;

•	a decrease in sales discussed above; and

•	a reduction in PRP cost of goods sold due to lower inventory carrying values and reduced sales mentioned above.

•

Merchandise cost of goods sold decreased $120.7 million due to the decline in sales and company-operated stores mentioned above and a $16.7 million obsolescence adjustment in the first quarter of 2009 for price reductions related to the bulk sale of games mentioned above offset slightly by an increase in consignment cost of sales.

Domestic — Gross profit

•	Rental gross margin increased from 62.4% to 63.9% due to lower product buys as a result of our managing the business to preserve liquidity during the majority of the year.

•

Merchandise gross margin increased from 17.1% to 22.8% due to the $8.9 million gain on bulk sale of games to a third party in 2010, versus the $14.0 million net loss on the bulk sale of games to a third party in 2009.

Domestic — Operating expenses

•

Store general and administrative expense decreased $183.4 million mainly due to our focus on cost-savings measures, which included closing less profitable stores, reducing store labor hours and renegotiating leases.

•

Corporate and field general and administrative expense, which includes expenses incurred at the field and regional levels for store operations along with our by-mail offering, decreased $25.1 million primarily due to our cost-savings measures.

•

During 2010 we incurred $48.9 million in store closure expenses, excluding depreciation and costs included in “Reorganization items, net”. We closed 771 domestic locations in 2010. Our store closure program has continued into 2011 with the closure of 121 domestic stores in January and February, for which we have recorded over $15.3 million in store closure expenses, excluding depreciation and costs classified as “Reorganization items, net,” in the first eight weeks of fiscal 2011 in addition to the $48.9 million noted above.

•

Advertising expense decreased $16.7 million as a result of decreased general advertising in the second and third quarters of 2010, and a $4.8 million decrease in by-mail advertising, partially offset by television advertising during the fourth quarter of 2010 of $17.0 million.

•

Impairment of goodwill and other long-lived assets had the single largest impact on our operating expense decrease over prior year, with a 2010 impairment charge of $22.2 million compared to a $270.0 million impairment charge in 2009. For further discussion, see Note 5 to our consolidated financial statements.

International Segment. The following table is a summary of international results from our continuing operations.

	Fiscal Year Ended		Fiscal Year Ended
	January 2, 2011		January 3, 2010
	(52 Weeks)		(52 Weeks)		Increase/(Decrease)
		Percent of		Percent of
	Amount	Revenue	Amount	Revenue	Dollar	Percent
Revenues:
Rental revenues:
Movies	$460.3	41.3%	$506.9	42.4%	$(46.6)	(9.2)%
Games	51.4	4.6%	51.5	4.3%	(0.1)	(0.2)%
PRP	102.5	9.2%	102.1	8.6%	0.4	0.4%

Total rental revenues	614.2	55.1%	660.5	55.3%	(46.3)	(7.0)%

Merchandise sales:
Movies	139.5	12.5%	139.6	11.7%	(0.1)	(0.1)%
Games	254.8	22.9%	282.3	23.7%	(27.5)	(9.7)%
General merchandise	100.3	9.0%	107.5	9.0%	(7.2)	(6.7)%

Total merchandise sales	494.6	44.4%	529.4	44.4%	(34.8)	(6.6)%

Royalties and other	6.0	0.5%	3.5	0.3%	2.5	71.4%

Total revenues	1,114.8	100.0%	1,193.4	100.0%	(78.6)	(6.6)%

Cost of sales:
Cost of rental revenues	208.5	18.7%	219.1	18.4%	(10.6)	(4.8)%
Cost of merchandise sold	376.1	33.7%	400.9	33.6%	(24.8)	(6.2)%

	584.6	52.4%	620.0	52.0%	(35.4)	(5.7)%

Gross profit	530.2	47.6%	573.4	48.0%	(43.2)	(7.5)%

Operating expenses:
General and administrative	466.1	41.8%	485.0	40.6%	(18.9)	(3.9)%
Advertising	22.6	2.0%	24.0	2.0%	(1.4)	(5.8)%
Depreciation and intangible amortization	21.9	2.0%	25.9	2.2%	(4.0)	(15.4)%
Impairment of goodwill and long-lived assets	—	0.0%	99.2	8.3%	(99.2)	N/A

	510.6	45.8%	634.1	53.1%	(123.5)	(19.5)%

Operating income (loss)	$19.6	1.8%	$(60.7)	(5.1)%	$80.3	(132.3)%

Margins:
Rental margin	$405.7	66.1%	$441.4	66.8%	$(35.7)	(8.1)%
Merchandise margin	$118.5	24.0%	$128.5	24.3%	$(10.0)	(7.8)%
Gross margin	$530.2	47.6%	$573.4	48.0%	$(43.2)	(7.5)%

	Fiscal Year Ended	Fiscal Year Ended
	January 2, 2011	January 3, 2010
	(52 Weeks)	(52 Weeks)
Same-store revenues increase/(decrease) (1)
Rental revenues	(9.8)%	(5.0)%
Merchandise revenues	(5.3)%	(9.4)%
Total revenues	(7.8)%	(7.0)%

(1)	Changes in international same-store revenues do not include the impact of foreign currency exchange.

International — Rental revenues

•	Rental revenues decreased primarily due to:

•

a same-store movie rental decrease of 11.7%, with Canada and the United Kingdom contributing the majority of the decrease, driven by reduced traffic, slightly offset by an increase in same-store movie rentals in Mexico as a result of reduced pricing which drove a higher volume of transactions;

•	a decline in company-operated stores of 142, or 8.4%, during the last four quarters; and

•	a $15.6 million decrease in ADR and extended viewing fees, primarily due to the reduced traffic discussed above;

•	offset by a favorable foreign currency exchange impact of $25.7 million, with Canada contributing the majority of the impact.

•	ADR and extended viewing fees were $69.5 million and $85.1 million during 2010 and 2009, respectively.

International — Merchandise sales

•	Game sales, including sales of new and traded games software, hardware consoles and accessories decreased in total due to:

•	a same-store sales decrease of 7.1%, with decreased sales in all major markets except Mexico due reduced store traffic and lower per-unit prices; and

•	the reduced store count discussed above.

•

Food and beverage sales decreased primarily due to same-store sales decrease of 10.6%, with the majority of the negative impact from Canada and the United Kingdom due to the reduced store traffic and reduced store count discussed above.

•	We experienced an unfavorable foreign currency exchange impact of $4.1 million, with Canada and Mexico offset by the United Kingdom and Italy contributing to the majority of the impact.

International — Cost of sales

•	Total cost of sales declined primarily due to the decrease in sales discussed above.

•	We experienced a favorable foreign currency exchange impact of $10.2 million, with Canada contributing to the majority of the impact.

International — Gross margin

•	Rental margin and merchandise gross margin declined primarily due to the decreases in revenues offset by the foreign currency exchange impacts discussed above.

International — Operating expenses

•	Operating expenses decreased primarily due to:

•	a $19.4 million or 8.0% decrease in compensation expense due to a reduction in head count, excluding the impact of foreign currency exchange;

•	a $10.7 million or 6.0% decrease in occupancy expense driven by our cost-savings measures, excluding the impact of foreign currency exchange;

•	a $1.9 million or 7.9% decrease in advertising spend; and

•	an unfavorable foreign currency exchange impact of $16.4 million.

•	We incurred a $99.2 million charge for the impairment of goodwill and other long-lived assets in 2009. For further discussion, see Note 5 to our consolidated financial statements.

Unallocated Corporate. The following table is a summary of corporate operating expenses that are not allocated to either business segment.

	Fiscal Year Ended		Increase/(Decrease)
	January 2, 2011	January 3, 2010
	(52 Weeks)	(52 Weeks)	Dollar	Percent
General and administrative	$114.4	$107.7	$6.7	6.2%
Depreciation and intangible amortization	8.9	5.8	3.1	53.4%

Operating expenses	$123.3	$113.5	$9.8	8.6%

Operating expenses increased primarily due to:

•	an increase in general and administrative expense due to:

•	a $9.6 million increase in professional fees due primarily to $19.7 million in professional fees related to our recapitalization activities partially offset by our cost-savings measures; and

•	the settlement of a $12.6 million future liability for $5.0 million, which resulted in a $7.6 million release of liabilities in 2009;

•

offset by a $4.7 million decrease in corporate compensation expense, driven by a reduction in head count and reduced stock compensation expense of $5.3 million offset slightly by non-store personnel severance in the first quarter; and

•	a reduction in other general and administrative expenses due to our continued cost-savings measures.

Liquidity and Capital Resources

General

We generated cash from operations predominantly from the rental and retail sale of movies and games, and most of our revenue is received in cash and cash equivalents. Working capital requirements, including rental library purchases and normal capital expenditures, were generally funded with cash from operations.

We incurred a net loss from operations for the year ended January 2, 2011 and have a stockholders’ deficit as of January 2, 2011. In addition, the increasingly competitive industry conditions under which we have operated have negatively impacted our results of operations and cash flows.

Capital Structure

The following table sets forth the carrying values of our long-term debt and capital lease obligations:

	January 2, 2011	January 3, 2010
Current portion
DIP Credit Agreement, interest rate of 10.5% at October 3, 2010	$—	$—
Senior Secured Notes, interest rate of 11.75%	$—	$101.6
Current portion of capital lease obligations	0.6	6.1

	0.6	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9

	0.1	855.9

Liabilities subject to compromise
Senior Secured Notes, interest rate of 11.75%	600.7	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—
Capital lease obligations	14.4	—

	915.2	—

Total	$915.9	$963.6

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

The Notes bore an interest at a rate of 11.75% and matured on October 1, 2014. Interest on the Notes was payable on January 1, April 1, July 1 and October 1 of each year through maturity, beginning on January 1, 2010.

The Notes were issued pursuant to an Indenture, dated as of October 1, 2009 (the “Indenture”), between Blockbuster Inc., the Guarantors and U.S. Bank National Association, as trustee. There were no maintenance covenants with respect to our financial performance. However, the Indenture did contain transaction-based restrictive covenants, including but not limited to, limitations on us and our restricted subsidiaries to: sell certain assets; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into sale and leaseback transactions. Additionally, there were certain additional covenants, limitations and conditions based upon ratings given by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.

The Indenture contained customary events of default. If an event of default occurred and continued, the trustee or holders of at least 25% in principal amount of the outstanding Notes could then declare the principal of premium, if any, and accrued and unpaid interest, if any, on all the Notes to be due and payable immediately. Certain events of bankruptcy or insolvency were events of default which could result in the Notes being due and payable immediately upon the occurrence of such events of default.

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

As of December 30, 2009, an event which, with notice or the lapse of time or both, would have constituted an event of default under the Indenture, arose as a result of us failing to comply with the Collateral Agreement, which required us to cause certain deposit accounts to be subject to an account control agreement no later than December 30, 2009. To cure this matter, we have caused certain deposit accounts to be subject to an account control agreement as of January 27, 2010. As of January 3, 2010, we were in compliance with all other covenants under the Indenture.

Certain of the lenders under the Senior Secured Notes are also parties to the DIP Credit Agreement, which is discussed above under “Filing Under Chapter 11 of the U.S. Bankruptcy Code – DIP Credit Agreement,” and below.

Forbearance Agreement

On July 1, 2010, the Company and the Guarantors under the Indenture entered into a forbearance agreement (the “Forbearance Agreement”) with holders who represented that they held greater than 70% of the outstanding principal amount of the Notes (the “Forbearing Holders”). Based on the terms of the Forbearance Agreement, the Forbearing Holders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the Indenture with respect to the Company’s failure on July 1, 2010, (i) to redeem a portion of the Notes pursuant to the Indenture and the Notes (the “Amortization Payment Default”) and (ii) to pay interest on the Notes (the “Interest Payment Default”). The Forbearance Agreement was effective until the earliest of (a) August 13, 2010, (b) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Amortization Payment Default or Interest Payment Default, and (c) the occurrence of certain other events as described in the Forbearance Agreement.

The Forbearance Agreement contained covenants by the Company to, among other things: (i) retain and continue to employ a chief restructuring officer to assist with all restructuring initiatives of the Company, and (ii) provide to the Trustee and to counsel and the financial advisors to the Forbearing Holders (a) a 13-week treasury cash flow forecast no later than Thursday of each week, (b) executive summary reports no later than Thursday of each week, and (c) period financial reports each month no later than twenty-one days after the end of the prior month. The Company also agreed to weekly telephonic and written communication with counsel and the financial advisors to the Forbearing Holders to review, among other things, the weekly reports and to provide updates on strategic processes.

Extended Forbearance Agreement

On August 12, 2010, the Company and the Guarantors under the Indenture and the Forbearing Holders entered into a revised and extended forbearance agreement (the “Extended Forbearance Agreement”) containing identical covenants and on the same terms and conditions as the Forbearance Agreement. The Extended Forbearance Agreement was effective until the earliest of (a) September 30, 2010, (b) the occurrence or existence of any Default or Event of Default (each as defined in the Indenture) other than the Specified Defaults, and (c) the occurrence of certain other events as described in the Extended Forbearance Agreement. The Extended Forbearance Agreement was terminated upon the Bankruptcy Filing.

Termination of DIP Credit Agreement

On February 25, 2011 (the “Termination Date”), the Company received a Notice of Event of Default and Termination Letter (the “Termination Letter”) pursuant to which the Lenders notified the Company that an Event of Default under the DIP Credit Agreement had occurred and was continuing as of the Termination Date. As a result of the Event of Default, the Lenders directed the Agent, which direction the Agent carried out by execution of the Termination Letter, to (i) terminate the Commitment of the Lenders to make further Revolving Loan Advances, and (ii) declare all Obligations, including all of the Revolving Loans, to be due and payable (the “Specified Remedies”). As a result of the Specified Remedies, the financing arrangements contemplated by the DIP Credit Agreement were, pursuant to the Termination Letter, terminated (the “DIP Termination”) and the Loans and all other Obligations became automatically due and payable as of the Termination Date. Demand was made of the Company and each other Credit Party to repay their Obligations to the Agent or any Lender under the Loan Documents. As of the Termination Date, there were no outstanding draws under the DIP Credit Agreement.

On February 25, 2011, the Agent, on behalf of the Requisite Lenders, delivered a Carve-Out Trigger Notice specifying that: (i) as a result of the DIP Termination a “Termination Event” (under and as defined in the Final DIP Order) has occurred, (ii) the DIP Obligations have been accelerated, and (iii) a $5,000,000 cap on all unpaid fees, disbursements, costs and expenses (subject to certain restrictions) incurred after the first business day following the Termination Date by the Professional Persons has been invoked.

Delivery of the Carve-Out Trigger Notice constituted a roll-up event (a “Roll-Up Event”) under the Final DIP Order. Under the Final DIP Order, each entity that is both a beneficial holder of the Company’s 11.75% Senior Secured Notes due 2014 (the “Senior Secured Notes”) and a Lender as of the occurrence of a Roll-Up Event (such date, the “Roll-Up Date”) is entitled to receive all or any portion of such Senior Secured Notes as roll-up notes (the “Roll-Up Notes”), up to an amount of Roll-Up Notes with an aggregate principal balance equal to the lesser of (i) the total outstanding principal amount of Senior Secured Notes held by such entity on the Roll-Up Date, or (ii) the amount of such Lender’s aggregate commitment to make DIP Loans under the DIP Credit Agreement, determined as of the Roll-Up Date, on the basis of the then outstanding commitments and after giving effect to all assignments of commitments under the DIP Credit Agreement and outstanding Revolving DIP Loans made prior to the Roll-Up Date. The aggregate principal amount of such Roll-Up Notes will not exceed $125,000,000. The Roll-Up Notes are secured by the DIP Liens and the DIP Collateral (excluding Avoidance Action Proceeds) retroactive to the Commencement Date and the entire outstanding amount of the obligations under the Roll-Up Notes are allowed Superpriority Claims, as provided in the Final DIP Order, as of any date of calculation in addition to their continuing claims and liens as Senior Secured Notes.

DIP Credit Agreement

In connection with the Bankruptcy Filing, on September 23, 2010, the Company entered into a Senior Secured, Super-priority Debtor-in-Possession Revolving Credit Agreement (the “DIP Credit Agreement”) with the Company’s subsidiaries signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend up to $125,000,000 in the form of revolving loan advances, the Subsidiary Guarantors agreed to guarantee the Company’s obligations thereunder and the Company and Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the Lenders, a first-priority security interest in and lien upon all of the Company’s and Subsidiary Guarantors’ existing and after-acquired personal and real property. The Company had the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then -applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and 7.5%, respectively. The DIP Credit Agreement limits, among other things, the Company’s and Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of the Company and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provides for (x) a periodic delivery by the Company of its budget that has to be approved by a requisite number of Lenders set forth in the DIP Credit Agreement and (y) specific milestones that the Company must achieve by specific target dates. The Company paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement, and will pay the Lenders an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

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

On January 4, 2010 and April 1, 2010, we made principal, interest and mandatory redemption premium payments required under the Senior Secured Notes, and on March 1, 2010, we made an interest payment of $13.5 million to the holders of our Senior Subordinated Notes.

However, pursuant to Section 10.03 of the Indenture for the Senior Secured Notes, the Company was prohibited from paying interest on the Senior Subordinated Notes if any Designated Senior Indebtedness (as defined in the Indenture for the Senior Secured Notes) of the Company was not paid in full in cash when due. On July 1, 2010, the Company failed to redeem a portion of Senior Secured Notes or to make its scheduled interest payment on the Senior Secured Notes. As a result, the Company was prohibited from making, and did not make, its scheduled interest payment on the Senior Subordinated Notes on September 1, 2010.

Effect of Bankruptcy Filing on Certain Debt Instruments

The Bankruptcy Filing described above constituted an event of default with respect to both the Senior Secured Notes and the Senior Subordinated Notes (the “Debt Documents”).

The Debt Documents provide that as a result of the Bankruptcy Filing the principal and interest due thereunder shall be immediately due and payable. The Bankruptcy Filing was a termination event under the Extended Forbearance Agreement discussed above. Any efforts to enforce such payment obligations under the Debt Documents are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

As discussed above, as a result of our default under the DIP Credit Agreement, on February 25, 2011, the Agent, on behalf of the Requisite Lenders, delivered a Carve-Out Trigger Notice specifying that: (i) as a result of the DIP Termination a “Termination Event” (under and as defined in the Final DIP Order) has occurred, (ii) the DIP Obligations have been accelerated, and (iii) a $5,000,000 cap on all unpaid fees, disbursements, costs and expenses (subject to certain restrictions) incurred after the first business day following the Termination Date by the Professional Persons has been invoked.

Delivery of the Carve-Out Trigger Notice constituted a roll-up event (a “Roll-Up Event”) under the Final DIP Order. Under the Final DIP Order, each entity that is both a beneficial holder of the Senior Secured Notes and a Lender as of the occurrence of a Roll-Up Event (such date, the “Roll-Up Date”) is entitled to receive all or any portion of such Senior Secured Notes as roll-up notes (the “Roll-Up Notes”), up to an amount of Roll-Up Notes with an aggregate principal balance equal to the lesser of (i) the total outstanding principal amount of Senior Secured Notes held by such entity on the Roll-Up Date, or

(ii) the amount of such Lender’s aggregate commitment to make DIP Loans under the DIP Credit Agreement, determined as of the Roll-Up Date, on the basis of the then outstanding commitments and after giving effect to all assignments of commitments under the DIP Credit Agreement and outstanding Revolving DIP Loans made prior to the Roll-Up Date. The aggregate principal amount of such Roll-Up Notes will not exceed $125,000,000. The Roll-Up Notes are secured by the DIP Liens and the DIP Collateral (excluding Avoidance Action Proceeds) retroactive to the Commencement Date and the entire outstanding amount of the obligations under the Roll-Up Notes are allowed Superpriority Claims, as provided in the Final DIP Order, as of any date of calculation in addition to their continuing claims and liens as Senior Secured Notes.

Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of the Debt Documents will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock.

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

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009. Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. The following table summarizes payment activity regarding the term loan A and B facilities during 2009.

Fiscal 2009
Scheduled payments	$34.6
Sale of store operations and property and equipment	—
Excess cash flow (based on prior year cash flow)	25.1

$59.7

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

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $18.5 million to $10.8 million of cash provided by operating activities in fiscal year 2010 from $29.3 million of cash provided by operating activities in 2009.

•	Net income adjusted for non-cash items decreased $244.7 million, primarily driven by a decline in gross profit partially offset by a decrease in selling, general and administrative expenses.

•	Rental library purchases decreased $130.5 million to $369.7 million used in fiscal year 2010 from $500.2 million used in fiscal year 2009.

•

Other changes in operating assets and liabilities in the year ended January 3, 2010 compared to the same period in 2008 resulted primarily from continued aging of certain pre-petition liabilities classified as “Liabilities subject to compromise.”

Investing Activities. Net cash flows from investing activities increased $76.3 million to $1.4 million of cash provided by investing activities in fiscal year 2010 from $74.9 million used in investing activities in 2009, due to changes in restricted cash related primarily to our cash-collateralization of letters of credit and decreased capital expenditures, offset by the non-recurrence of proceeds of store operations in 2009.

Financing Activities. Net cash flows from financing activities decreased $127.1 million to $54.7 million of cash used in financing activities in 2010 from $72.4 million of cash provided by financing activities in 2009.

General Economic Trends, Quarterly Results of Operations and Seasonality

Our business was affected by general economic and other consumer trends, and was subject to fluctuations in future operating results due to a variety of factors, many of which were outside of our control. These fluctuations may have been caused by, among other things, a distinct seasonal pattern to the home video and video games business, particularly weaker business in May, due in part to improved weather, and in September and October, due in part to the start of school and the introduction of new television programs, and other factors disclosed under “Risk Factors” in previously filed Forms 10-K and other SEC filings. The month of December has historically been our highest revenue month, while January and February also contribute higher revenues.

Critical Accounting Estimates

The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the useful lives and residual values surrounding our rental library, estimated accruals related to revenue-sharing titles subject to performance guarantees, merchandise inventory reserves, revenues generated by customer programs and incentives, useful lives of property and equipment, income taxes, impairment of our long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest and penalties relating to income taxes as components of income tax expense. See Note 10 to our consolidated financial statements.

We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on negative industry trends and intense competition, our actual and anticipated financial performance has been significantly worse than we originally projected for several fiscal periods. Accordingly, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will not be recognized.

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

As discussed in Note 5 to the consolidated financial statements, we performed our annual impairment test during the fourth quarter of fiscal 2010. The test indicated that the long-lived assets associated with our domestic reporting unit were impaired. Therefore, we recognized a $22.2 million impairment charge during the fourth quarter of 2010.

Market Risk

We are exposed to market risk arising from changes in foreign exchange rates, and we monitor these risks throughout the normal course of business. Significant fluctuations in foreign exchange rates could cause us to adjust our financing and operating strategies to mitigate these risks. At January 2, 2011 and January 3, 2010, we did not have any foreign exchange hedging instruments in place.

Interest Rate Risk

As of January 2, 2011, our DIP Credit Agreement accrued interest at a variable rate. However, there were no unpaid principal balances on this debt on January 2, 2011, and no amounts were drawn between that date and the termination of the DIP Credit Agreement on February 11, 2011.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Revenues and operating income would have decreased by $29.9 million and $0.0 million, respectively, for 2010 if foreign exchange rates in 2010 had been consistent with 2009.

Our operations outside the United States, mainly in Europe and Canada, constituted 34% and 30% of our total revenues in fiscal years 2010 and 2009, respectively. Consequently, we have foreign exchange rate exposure to movements in exchange rates primarily for the British Pound, the Euro and the Canadian Dollar.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Blockbuster Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blockbuster Inc. and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the two years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Blockbuster Inc. and certain of its U.S. subsidiaries voluntarily filed for Chapter 11 bankruptcy protection on September 23, 2010. This action was taken primarily as a result of liquidity issues as discussed in Note 1 to the consolidated financial statements. As a result of the bankruptcy proceedings, substantially all of the Company’s assets were acquired by a third party on April 26, 2011. These actions and the other matters discussed in Notes 1 and 2 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dallas, Texas

July 12, 2011

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Revenues:
Base rental revenues	$2,016.8	$2,513.1
Previously rented product (“PRP”) revenues	413.4	566.5

Total rental revenues	2,430.2	3,079.6
Merchandise sales	791.0	951.3
Other revenues	19.5	20.2

	3,240.7	4,051.1

Cost of sales:
Cost of rental revenues	864.4	1,129.4
Cost of merchandise sold	605.0	750.5

	1,469.4	1,879.9

Gross profit	1,771.3	2,171.2

Operating expenses:
General and administrative	1,697.3	1,918.0
Advertising	73.1	91.2
Depreciation and intangible amortization	106.9	144.1
Impairment of goodwill and other long-lived assets	22.2	369.2

	1,899.5	2,522.5

Operating income (loss)	(128.2)	(351.3)
Interest expense	(94.3)	(111.5)
Loss on extinguishment of debt	—	(29.9)
Interest income	0.8	1.3
Other items, net	(2.9)	(10.4)

Income (loss) from continuing operations before reorganization items and income taxes	(224.6)	(501.8)
Reorganization items, net	(9.7)	—
Benefit (provision) for income taxes	(7.4)	(11.8)

Income (loss) from continuing operations	(241.7)	(513.6)
Income (loss) from discontinued operations, net of tax	(26.3)	(44.6)

Net income (loss)	(268.0)	(558.2)
Preferred stock dividends	(3.6)	(11.1)

Net income (loss) applicable to common stockholders	$(271.6)	$(569.3)

Net income (loss) per common share:
Basic and diluted
Continuing operations	$(1.14)	$(2.70)
Discontinued operations	(0.12)	(0.23)

Net income (loss)	$(1.26)	$(2.93)

Weighted average shares outstanding:
Basic and diluted	215.3	194.1

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	January 2, 2011	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$146.5	$188.7
Receivables, less allowance of $6.0 for 2010 and 2009	60.7	79.4
Merchandise inventories	242.4	298.5
Rental library, net	269.1	340.7
Deferred income taxes	15.1	13.6
Prepaid and other current assets	118.3	139.1

Total current assets	852.1	1,060.0
Property and equipment, net	165.5	249.4
Deferred income taxes	84.9	114.6
Intangibles, net	5.2	7.7
Restricted cash	34.7	58.5
Other assets	41.1	48.1

	$1,183.5	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$223.0	$300.8
Accrued expenses	252.0	407.7
Current portion of long-term debt	—	101.6
Current portion of capital lease obligations	0.6	6.1
Deferred income taxes	86.7	118.6

Total current liabilities	562.3	934.8
Long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9
Other liabilities	25.9	61.9
Liabilities subject to compromise (Note 2)	1,147.2	—

	1,735.5	1,852.6

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; 100 shares authorized; 0.030 and 0.146 shares issued and outstanding for 2010 and 2009, respectively, with a liquidation preference of $1,000 per share	30.3	145.9
Class A common stock, par value $0.01 per share; 400 shares authorized; 147.4 and 122.4 shares issued and outstanding for 2010 and 2009	1.5	1.3
Class B common stock, par value $0.01 per share; 500 shares authorized; 72.0 shares issued and outstanding for 2010 and 2009	0.7	0.7
Additional paid-in capital	5,497.6	5,377.0
Accumulated deficit	(6,054.9)	(5,786.9)
Accumulated other comprehensive loss	(27.2)	(52.3)

Total stockholders’ equity (deficit)	(552.0)	(314.3)

	$1,183.5	$1,538.3

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE LOSS (In millions)

	Fiscal Year Ended
	January 2, 2011		January 3, 2010
	Shares	Amount	Shares	Amount
Series A convertible preferred stock:
Balance, beginning of year	0.15	$145.9	0.15	$150.0
Conversion of Series A convertible preferred stock	(0.12)	(115.6)	(0.00)	(4.1)

Balance, end of year	0.03	$30.3	0.15	$145.9

Class A common stock:
Balance, beginning of year	122.4	$1.3	120.7	$1.2
Issuance of Class A common stock, exercise of stock options and vesting of restricted shares, net of cancellations	25.0	0.2	1.7	0.1

Balance, end of year	147.4	$1.5	122.4	$1.3

Class B common stock:
Balance, beginning of year	72.0	$0.7	72.0	$0.7

Balance, end of year	72.0	$0.7	72.0	$0.7

Additional paid-in capital:
Balance, beginning of year		$5,377.0		$5,378.4
Issuance of Class A common stock		0.1		0.6
Conversion of Series A convertible preferred stock		123.0		4.1
Exercise/vesting and expense of share-based compensation, net of tax benefit		1.1		5.0
Cash dividends on preferred stock		—		(2.8)
Accumulated dividends on preferred stock		(3.6)		(8.3)

Balance, end of year		$5,497.6		$5,377.0

Accumulated other comprehensive loss:
Balance, beginning of year		$(52.3)		$(87.3)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		25.1		35.0

Balance, end of year		$(27.2)		$(52.3)

Accumulated deficit:
Balance, beginning of year		$(5,786.9)		$(5,228.7)
Net income (loss)		(268.0)		(558.2)

Balance, end of year		$(6,054.9)		$(5,786.9)

Total stockholders’ equity (deficit)		$(552.0)		$(314.3)

Comprehensive income (loss):
Net income (loss)		$(268.0)		$(558.2)
Other comprehensive income (loss):
Foreign currency translation, net of taxes		25.1		35.0

Total comprehensive income (loss)		$(242.9)		$(523.2)

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income (loss)	$(268.0)	$(558.2)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Depreciation and intangible amortization	106.9	147.1
Impairment of goodwill and other long-lived assets	22.2	369.2
Rental library purchases	(369.7)	(500.2)
Rental library amortization	446.0	519.8
Non-cash share-based compensation expense	1.1	7.3
Loss on disposal of store operations (Note 14)	19.3	41.9
Deferred income taxes, gain on sales of assets and other	2.0	19.9
Loss on extinguishment of debt	—	29.9
Reorganization items, net of cash payments	(0.2)	—
Change in operating assets and liabilities:
Change in receivables	18.7	37.5
Change in merchandise inventories	55.1	120.7
Change in prepaid and other assets	22.9	31.6
Change in accounts payable	(1.2)	(124.6)
Change in accrued expenses and other liabilities	(44.3)	(112.6)

Net cash flow provided by (used in) operating activities	10.8	29.3

Cash flows from investing activities:
Capital expenditures	(23.6)	(32.3)
Change in restricted cash	23.8	(58.5)
Proceeds from sales of property and equipment	1.4	1.6
Proceeds from sales of store operations	—	13.2
Other investing activities	(0.2)	1.1

Net cash flow provided by (used in) investing activities	1.4	(74.9)

Cash flows from financing activities:
Proceeds from debtor-in-possession credit agreement	93.8	—
Proceeds from senior secured notes	—	634.5
Proceeds from credit agreements	—	381.4
Repayments on debtor-in-possession credit agreement	(93.8)	—
Repayments on senior secured notes	(45.0)	—
Repayments on credit agreements	—	(864.4)
Cash dividends on preferred stock	—	(2.8)
Debt financing costs	(4.6)	(65.7)
Capital lease payments	(5.1)	(10.6)

Net cash flow provided by (used in) financing activities	(54.7)	72.4

Effect of exchange rate changes on cash	0.3	7.0

Net increase (decrease) in cash and cash equivalents	(42.2)	33.8
Cash and cash equivalents at beginning of year	188.7	154.9

Cash and cash equivalents at end of year	$146.5	$188.7

Supplemental cash flow information:
Cash payments for interest	$58.5	$68.4
Cash payments (refunds) for income taxes, net	$4.5	$21.5

The accompanying notes are an integral part of these consolidated financial statements.

BLOCKBUSTER INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions except per share amounts)

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Blockbuster Inc. and its subsidiaries (“Blockbuster,” “we,” “us” or “our”) primarily operated and franchised entertainment-related stores in the United States and a number of other countries. We offered movies and video games for in-store rental, sale and trade and sell other entertainment-related merchandise. We also operated an online service offering rental and sale of movies delivered by mail, digital delivery through blockbuster.com and BLOCKBUSTER On Demand and physical delivery through kiosks.

We operated our business in two segments. The Domestic segment consisted primarily of all U.S. store operations and by-mail subscription service operations, as well as the digital delivery of movies through blockbuster.com. The International segment was comprised of all non-U.S. store operations, including operations in Europe, Latin America, Australia, Canada, Mexico and Asia.

Explanatory Note

On September 23, 2010, Blockbuster Inc. (the “Company,” “we,” or “us”) and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 10-14997 (the “Chapter 11 Cases”). The Chapter 11 Cases were filed in response to the challenges of rapidly increasing industry competition and fragmentation, significant debt amortization and other debt service obligations, and ongoing cost-savings measures designed to enhance and preserve liquidity that placed constraints on our ability to fully implement operations and strategic initiatives, all of which adversely impacted our results of operations, cash flows and liquidity over the past several years.

On February 21, 2011, the Company together with certain of its subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase and Sale Agreement (the “Stalking Horse Agreement”) with Cobalt Video Holdco LLC (the “Stalking Horse”). As part of the Stalking Horse Agreement, the Company filed a motion on February 21, 2011 with the Bankruptcy Court for, among other things, authority to sell substantially all of its assets to the Stalking Horse pursuant to Section 363 of the Bankruptcy Code, establishing bidding procedures (“Bidding Procedures”) to permit higher and better bids, setting a date for an auction (an “Auction”) should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder. On April 6, 2011, the Company completed the Auction pursuant to the Bidding Procedures previously approved by the Bankruptcy Court. As a result of the Auction, on April 6, 2011, the Company, in consultation with the agent for its senior secured lenders and the official committee of unsecured creditors appointed in the Company’s Chapter 11 cases, selected DISH Network Corporation (“DISH”) as having the highest and best bid and the Sellers entered into an agreement with DISH, which agreement was amended and restated on April 20, 2011 (as amended and restated, the “DISH Agreement”) pursuant to which DISH agreed to purchase substantially all of the Company’s assets (the “Asset Sale”). On April 26, 2011 (the “Closing Date”), the Asset Sale closed, whereupon, pursuant to the DISH Agreement, DISH acquired all of the rights, title and interests in and to the Company assets listed on the schedules attached to and incorporated into the DISH Agreement. Certain of the Company’s assets, including certain international subsidiary companies and operations, were not acquired by DISH. All assets remaining with the Company will be liquidated in connection with winding up the Company’s business and distributing the proceeds of the Asset Sale.

We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect that the Company’s bankruptcy case will continue to be administered under Chapter 11 of the Bankruptcy Code for a limited period of time and thereafter will be converted to a liquidation under Chapter 7 of the Bankruptcy Code. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive any distribution of the Asset Sale proceeds before our stockholders are entitled to receive any such proceeds. Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock. The distribution of Asset Sale proceeds and conversion of the Chapter 11 Cases to a Chapter 7 liquidation of the Company are expected to be completed within the next several months.

As a result of the Asset Sale and Chapter 11 Cases, we are not currently conducting any business operations, nor will we do so in the future. Even though we sold substantially all of our cash and non-cash assets in the Asset Sale and have no operations, we are nonetheless required to make certain filings, including this Annual Report on Form 10-K (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, we are filing this Form 10-K solely to comply with SEC rules and nothing herein shall be construed to suggest or imply that the shares of our common and preferred stock have any value or that our stockholders will receive any value for their shares of common and preferred stock as a part of the Chapter 11 Cases, since the amounts owed to creditors greatly exceed the amount of the Asset Sale proceeds.

Basis of Presentation

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As discussed above, the Company will file a plan of liquidation with the Bankruptcy Court in 2011 and will cease to exist. These financial statements do not include any adjustments that might result from the liquidation of the Company.

Going Concern

We are currently winding down the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect to file a plan of liquidation with the Bankruptcy Court and that the Bankruptcy Court will approve the appointment of a Chapter 7 trustee within the next several months. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Under the distribution scheme previously approved by the Bankruptcy Court, our creditors are generally entitled to receive any distribution of the Asset Sale proceeds before our stockholders are entitled to receive any such proceeds. Since the Asset Sale proceeds are significantly less than our pre-petition liabilities, holders of secured and unsecured debt will receive substantially less than payment in full for their claims and our stockholders will receive no value for their shares of our common and preferred stock. The distribution of Asset Sale proceeds and conversion of the Chapter 11 Cases to a Chapter 7 liquidation of the Company are expected to be completed within the next several months.

Due to the fact that a formal liquidation plan has not been filed with the Court, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments.

As a result of the Asset Sale, we currently have no operations and will not have any operations in the future. We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. For a discussion of the Asset Sale see Note 2—“Voluntary Reorganization under Chapter 11 of the U.S. Bankruptcy Code – Section 363 Asset Sale,” above.

Reclassifications

Certain reclassifications, which did not impact net income, have been made to prior period amounts to conform to the current period presentation. These include the reclassification of $9.1 million from base rental revenues to previously rented product revenues for fiscal 2009. These reclassifications do not reflect a material change in the information previously presented in our Consolidated Statements of Operations.

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

Fiscal Year

Our fiscal year is a 52/53 week fiscal year ending on the first Sunday following December 30th. Fiscal 2010 and 2009 include the 52 weeks ended January 2, 2011 and January 3, 2010, respectively.

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

Restricted Cash

Restricted cash, which is separately stated from our cash and cash equivalents, primarily represents the cash collateral for our letters of credit. On April 2, 2009, we amended our credit facility. Under the terms of the amendment, we have cash-collateralized our letters of credit. See Note 9 below for further discussion.

Merchandise Inventories

Merchandise inventories consist primarily of new and traded movies and games and other general merchandise, including confections, and are stated at the lower of cost or market. We include in the cost of our merchandise inventory an allocation of costs incurred in our distribution center to prepare products for our stores. Merchandise inventory costs are determined using the weighted-average method, the use of which approximates the first-in, first-out basis. We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken. As of January 2, 2011, our merchandise inventories consisted of 10.6 million units of DVDs, 2.3 million units of Blu-ray disks and 1.4 million units of games.

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

We have historically been allowed to return much of our retail DVD and Blu-ray inventories to the vendors for full refund. In the first quarter of 2011 a bankruptcy court order significantly reduced our ability to return unsold domestic retail DVD and Blu-ray inventories that were on hand at year end for full refunds. Therefore, we recorded approximately $12 million of obsolescence expense related to this unsold inventory in the first quarter of 2011.

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

We continually assess the reasonableness of the accounting estimates surrounding our rental library. The following table summarizes our estimated useful lives and residual values of our rental library:

	Estimated Useful Lives	Residual Values
Domestic
In-store new release movies	6 months	$4 - $5
In-store catalog movies	24 months	$4 - $5
Online new release movies	12 months	$0 - $5
Online catalog movies	24 months	$0
Games	12 months	$7
International*
In-store new release movies	6 months	$4 - $5
In-store catalog movies	12 months	$4 - $5
Games	12 months	$4 - $8

*	International residual values are calculated using foreign currency exchange rates in effect as of January 2, 2011.

The costs of rental product acquired pursuant to revenue-sharing arrangements include multiple components, depending on the particular contract and title:

•

Up-front cost — a lower initial product cost than a traditional purchase. Any up-front costs that cannot be used to offset future revenue share or minimum guarantee obligations are included in the rental library asset where it is amortized, while up-front costs that can be offset against future revenue share or minimum guarantee obligations are recorded as other current assets and expensed as the revenue share expense is incurred.

•

Revenue share — a percentage of the net rental revenues to be shared with the studios over an agreed-upon period of time. Revenue share expense is incurred and recorded as the product is rented or sold and the related revenue is recognized.

•

Minimum guarantee — a performance guarantee placed on many titles. The majority of our minimum guarantees are recoverable against revenue share costs and are recorded as other current assets, then expensed as the revenue share expense is incurred. Amounts that cannot be used to offset revenue share obligations are recorded in the rental library asset. We analyze titles that are subject to minimum guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. We revise these estimates on a monthly basis.

•	Distribution cost — an allocation of our distribution center costs, as noted above, which are not based on the purchase contract. Distribution costs are recorded in the rental library asset.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method over the estimated useful lives of the respective assets as follows:

Building and building improvements	3 to 19 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
Furniture and fixtures	4 to 10 years
Computer equipment	3 to 5 years
Equipment and other	3 to 10 years

Maintenance and repair costs are charged to expense as incurred. Improvements that extend the estimated useful life of the assets are capitalized. Depreciation expense related to property and equipment was $106.1 million and $142.5 million for fiscal 2010 and 2009, respectively, including depreciation on assets under capital leases discussed below.

Sales of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts. During 2009, we completed the sale of Xtra-vision Limited (“Xtra-vision”), a 184 store entertainment retailer in Ireland, to Birchhall Investments Limited, an affiliate company of NCB Group Limited (“Buyer”), pursuant to which the Buyer acquired all of the outstanding capital stock of Blockbuster Holdings Ireland, our wholly-owned subsidiary and the parent company of Xtra-vision. See Note 14 for further discussion.

Included in computer equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our website and processes supporting the business. Costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over an estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. We recognized $12.6 million and $15.5 million of expense related to the amortization of capitalized software costs in fiscal years 2010 and 2009, respectively. Capitalized software costs at January 2, 2011 and January 3, 2010 totaled $18.8 million and $22.1 million, net of accumulated amortization of $250.7 million and $243.6 million, respectively.

We record obligations associated with retirements of tangible long-lived assets and the associated estimated retirement costs. We recorded a discounted liability of $29.1 million and $13.9 million, which has been adjusted for the allocation of total retirement cost expense and offset by the settlement of asset retirement obligations, included in other long-term liabilities as of January 2, 2011 and January 3, 2010, respectively. Capitalized retirement costs of $15.8 million and $5.0 million are included in leasehold improvements as part of property and equipment in our Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010, respectively.

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

Depreciation expense related to capital leases was $3.3 million and $6.9 million for fiscal 2010 and 2009, respectively.

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

See Note 5 below for a discussion of impairment charges.

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

See Note 5 below for a discussion of impairment charges.

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

Store Closures

Store closure costs are comprised of three main components: lease termination costs, store closure reserves for future rent and accelerated depreciation. Fees paid to terminate a lease before its contractual termination date are accrued upon the termination of the lease contract. If a lease extends beyond the time the store is closed, we establish reserves for store closures in the month that the store is closed. Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant rental income and any contractual lease buyouts. The future lease obligation includes the net future minimum lease payments plus estimated common area maintenance charges, less any remaining accrual for straight-line average rent or tenant allowances. When a store is identified for closure, the depreciation of store assets is accelerated over the estimated remaining life of the store. The accelerate depreciation is classified as “Depreciation and intangible amortization” and the remaining store closure costs are reflected in “General and administrative” and “Reorganization items, net” on our Consolidated Statements of Operations.

Foreign Currency Translation and Transactions

The financial statements of our foreign operations were prepared in their respective local currencies and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive loss in fiscal 2010, 2009 and 2008.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. We do not manage our foreign currency exchange rate risk through the use of any financial or derivative instruments, forward contracts or hedging activities.

We have recorded a $2.9 million loss and a $10.4 million loss for foreign currency transactions in fiscal years 2010 and 2009, respectively, primarily related to intercompany loans denominated in foreign currencies. These amounts are included in “Other items, net” on our Consolidated Statements of Operations.

Discontinued Operations

In November 2010, we discontinued operations in Argentina. During August 2009 we sold our Ireland entertainment retailer, Xtra-vision. These operations have been classified as discontinued operations for all periods presented. See Note 14 for further discussion.

Revenue Recognition

Rental revenues are generally recognized at the time of rental or sale. Rental revenues are generated from the rental of movies and video games, any eventual sale of previously rented movies and video games, and restocking fees.

In order to provide customers with rental program options, our domestic stores offer the store-based BLOCKBUSTER Total Access and BLOCKBUSTER Game Pass rental programs. In 2008, we began offering a movie-games combo pass to our customers. In addition, we launched an online subscription service in the United States and the United Kingdom in 2004. These rental programs allow customers to rent an unlimited number of titles during a month, having up to eight out at a time (depending on the pass type), for one price; and items can be returned at any time during the term of the pass. Under the terms of the in-store movie and game passes, if a customer keeps an item beyond the pass term, including renewals, the rental then continues for the same term and price as if rented under our standard rental terms and not under the pass. The rental is continued under such terms until the item is either returned or purchased under the terms of the standard membership agreement. Under the terms of the online subscription agreement, if a customer keeps an item beyond the pass term, including renewals, the item is purchased under the terms of the online subscription membership agreement. Additionally, online subscribers receive free in-store rental coupons, which may be used toward movie or game rentals. These coupons are subject to the applicable in-store rental terms. We recognize rental revenues for the sale of BLOCKBUSTER Total Access, BLOCKBUSTER Game Pass and the online subscription service over the term of the related pass or service. The monthly fee billed to customers for an online subscription membership inherently includes fees incurred for the shipping and handling of product to and from online customers. Rental revenues include the full online subscription fee billed to customers, and cost of rental revenues includes expenses incurred for the shipping and handling of product to and from online customers.

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

In 2008, we entered into an agreement with NCR to begin a Blockbuster branded vending kiosk business. Vending kiosks offer customers a cost effective opportunity to rent DVDs at a low daily rate. The machines are initially offering DVD rentals but will allow for future applications, including digital downloads, and other services, such as sales of DVDs and video games. We currently collect license and consignment fees from our vending partner based on actual transactions in the vending machines. Revenues under our existing vending contract are recorded on a net basis.

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

Revenues generated from sales to customers for product that has not been returned by the end of the original rental and goodwill periods in stores where the extended viewing fees have been eliminated is based upon historical customer return. Since the implementation of the “no late fees” program, we have accumulated sufficient historical data to make a reasonable estimate of sales that will ultimately be returned. However, due to term changes that took place in the fourth quarter of 2009, we no longer have sufficient historical data to make a reasonable estimate of returned sales. Therefore, revenue is currently recognized upon cash collection for these transactions.

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

We are continuously evaluating new rental terms and pricing policies in various markets in order to give our customers more choice, more control and more value. During 2008, we launched a “choose your terms” program in select markets giving the customer more flexibility when choosing the length of their rental. This program offered customers the choice of a low daily rate or the option to keep the product for a longer term for a value price. Under these new rental terms, additional daily rates were charged if the customers chose to keep their rental past the original due date, until the rental was either returned or purchased under the terms of the agreement. In 2009 and 2010, variations of the “choose your terms” program continued to be offered in our domestic stores. During 2010 and 2009, we recorded $225.4 million and $124.3 million, respectively, related to both extended viewing fees and additional daily rates.

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

We also sold gift cards, which were available in various denominations. After 24 months of inactivity, cards sold prior to November 2007 expire, while cards sold after this time do not expire. Gift card liabilities are recorded at the time of sale and the costs of designing, printing and distributing the cards are recorded as advertising expense at the time of sale. The liability is relieved and revenue is recognized upon redemption of the gift cards. Revenue for unredeemed gift cards is recognized when the liability has been extinguished, which is generally upon expiration of the gift card or when it can be determined the likelihood of redemption is remote. In March 2011, pursuant to the requirements of the Stalking Horse Agreement we discontinued the sale of gift cards and on April 7, 2011 we ceased redemption of outstanding gift cards, pursuant to the requirements of the Stalking Horse Agreement.

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

We estimate forfeitures when recognizing compensation expense and this estimate is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

See Note 7 below for further information on share-based compensation.

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

Advertising Expenses

Advertising production costs are expensed the first time the advertising takes place. Media (television and printed materials) placement costs are expensed in the month the advertising appears. As of January 2, 2011 and January 3, 2010, $2.3 million and $2.4 million of prepaid advertising was included in “Prepaid and other current assets” on our Consolidated Balance Sheets, respectively.

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

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

See Note 10 below for further information on our income taxes.

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

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors’ operations including certain employee wage and benefit obligations, cash management, tax matters, certain customer programs and payment of pre-petition claims of certain vendors deemed critical to the Debtors’ ongoing business, including certain movie studios and game vendors. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the Chapter 11 Cases and certain other professionals to provide services and advice to the Debtors in the ordinary course of business. From time to time, the Debtors have sought Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors.

We have incurred significant costs associated with the Chapter 11 Cases and will continue to incur incremental costs associated with distribution of Asset Sale proceeds to our creditors and other requirements for wind down and liquidation of the Company.

DIP Credit Agreement

In connection with the Bankruptcy Filing, on September 23, 2010, the Company entered into a Senior Secured, Super-priority Debtor-in-Possession Revolving Credit Agreement (the “DIP Credit Agreement”) with the Company’s subsidiaries signatory thereto(“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend up to $125,000,000 in the form of revolving loan advances, the Subsidiary Guarantors agreed to guarantee the Company’s obligations thereunder and the Company and Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the Lenders, a first-priority security interest in and lien upon all of the Company’s and Subsidiary Guarantors’ existing and after-acquired personal and real property. The Company had the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then -applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and7.5%, respectively. The DIP Credit Agreement limited, among other things, the Company’s and Subsidiary Guarantors’ ability to(i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of the Company and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provided for (x) a periodic delivery by the Company of its budget that has to be approved by a requisite number of Lenders set forth in the DIP Credit Agreement and (y) specific milestones that the Company must achieve by specific target dates. The Company paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement, and will pay the Lenders an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

Approved Operating Budget

On February 6, 2011, the Requisite Lenders (as defined in the DIP Credit Agreement) approved the Proposed Budget (as defined in the DIP Credit Agreement) (such approved budget, the “Approved Budget”) covering the period commencing with the fiscal week beginning on February 6, 2011 and ending upon the earliest to occur of (i) February 24, 2011, (ii) the entry of an order by the Bankruptcy Court approving the Sale Expense Motion (defined below), or (iii) the date the Approved Budget is terminated pursuant to the terms of the approval or the terms of the DIP Credit Agreement or the DIP Order (the “Last Applicable Date”). At February 6, 2011, no other Proposed Budget had been approved by the Requisite Lenders or was otherwise applicable for any period after the Last Applicable Date. The Approved Budget limited the Debtors’ use of cash collateral.

The Requisite Lenders approval of the Approved Budget and use of cash collateral as provided therein was expressly subject to and conditioned upon the Debtors filing on or prior to February 21, 2011 (which filing has occurred), and not withdrawing thereafter, all of the following:

(i) a motion (the “Sale Expense Motion”) requesting authority to elevate to super-priority status and pay the following and only the following: (A) Covered Administrative Expense Claims (as defined below) incurred or accrued by the Debtors from and after February 21, 2011 in connection with the sale of all or substantially all of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code and (B) Covered Ongoing Approved Administrative Expenses (as defined below); and

(ii) a motion, which may be the same motion as (i) above, seeking authority to sell all or substantially all of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code subject to the highest and best bid, all in form and substance agreed to by the Debtors with the reasonable consent of the Requisite Lenders, provided such consent cannot be unreasonably withheld.

Covered Administrative Expense Claims and Covered Ongoing Approved Administrative Expenses shall be defined as and limited to only those expenses, including appropriate costs to windup or otherwise resolve the Chapter 11 Cases (as defined in the DIP Credit Agreement), labeled as either Covered Administrative Expense Claims or Covered Ongoing Approved Administrative Expenses in a detailed sale budget to be approved by the Requisite Lenders. Some of the Covered Ongoing Approved Administrative Expenses may relate to the period prior to February 21, 2011.

Stalking Horse Agreement

On February 21, 2011, the Company together with certain of its subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase and Sale Agreement (the “Stalking Horse Agreement”) with Cobalt Video Holdco LLC (the “Stalking Horse”). Purchaser is an affiliate of certain of (i) the Lenders under the DIP Credit Agreement, and (ii) the beneficial owners (or advisors, nominees or investment managers for such beneficial owners) of the Company’s 11.75% Senior Secured Notes due 2014. In connection with the execution of the Stalking Horse Agreement, the Stalking Horse deposited $20,000,000 into an escrow account which would either be applied to the Purchase Price (as defined below) or released to one of the parties in accordance with the Stalking Horse Agreement.

Pursuant to the terms of the Stalking Horse Agreement, upon the closing of the transactions contemplated thereby, the Stalking Horse would purchase substantially all of the assets of the Company and assume certain of the Company’s obligations associated with the purchased assets through a supervised sale under Section 363 of the Bankruptcy Code.

Termination of DIP Credit Agreement

On February 25, 2011 (the “Termination Date”), the Company received a Notice of Event of Default and Termination Letter (the “Termination Letter”) pursuant to which the Lenders notified the Company that an Event of Default under the DIP Credit Agreement has occurred and is continuing as of the Termination Date. As a result of the Event of Default, the Lenders directed the Agent, which direction the Agent carried out by execution of the Termination Letter, to (i) terminate the Commitment of the Lenders to make further Revolving Loan Advances, and (ii) declare all Obligations, including all of the Revolving Loans, to be due and payable (the “Specified Remedies”). As a result of the Specified Remedies, the financing arrangements contemplated by the DIP Credit Agreement were, pursuant to the Termination Letter, terminated (the “DIP Termination”) and the Loans and all other Obligations became automatically due and payable as of the Termination Date. Demand was made of the Company and each other Credit Party to repay their Obligations to the Agent or any Lender under the Loan Documents. As of the Termination Date, there were no outstanding draws under the DIP Credit Agreement.

On February 25, 2011, the Agent, on behalf of the Requisite Lenders, delivered a Carve-Out Trigger Notice specifying that: (i) as a result of the DIP Termination a “Termination Event” (under and as defined in the Final DIP Order) has occurred, (ii) the DIP Obligations have been accelerated, and (iii) a $5,000,000 cap on all unpaid fees, disbursements, costs and expenses (subject to certain restrictions) incurred after the first business day following the Termination Date by the Professional Persons has been invoked.

Delivery of the Carve-Out Trigger Notice constituted a roll-up event (a “Roll-Up Event”) under the Final DIP Order. Under the Final DIP Order, each entity that is both a beneficial holder of the Company’s 11.75% Senior Secured Notes due 2014 (the “Senior Secured Notes”) and a Lender as of the occurrence of a Roll-Up Event (such date, the “Roll-Up Date”) is entitled to receive all or any portion of such Senior Secured Notes as roll-up notes (the “Roll-Up Notes”), up to an amount of Roll-Up Notes with an aggregate principal balance equal to the lesser of (i) the total outstanding principal amount of Senior Secured Notes held by such entity on the Roll-Up Date, or (ii) the amount of such Lender’s aggregate commitment to make DIP Loans under the DIP Credit Agreement, determined as of the Roll-Up Date, on the basis of the then outstanding commitments and after giving effect to all assignments of commitments under the DIP Credit Agreement and outstanding Revolving DIP Loans made prior to the Roll-Up Date. The aggregate principal amount of such Roll-Up Notes will not exceed $125,000,000. The Roll-Up Notes are secured by the DIP Liens and the DIP Collateral (excluding Avoidance Action Proceeds) retroactive to the Commencement Date and the entire outstanding amount of the obligations under the Roll-Up Notes are allowed Superpriority Claims, as provided in the Final DIP Order, as of any date of calculation in addition to their continuing claims and liens as Senior Secured Notes.

Section 363 Asset Sale

As a part of the Stalking Horse Agreement, the Company filed a motion on February 21, 2011 with the Bankruptcy Court for, among other things, authority to sell substantially all of its assets to the Stalking Horse pursuant to Section 363 of the Bankruptcy Code, establishing bidding procedures (“Bidding Procedures”) to permit higher and better bids, setting a date for an auction (an “Auction”) should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder.

On April 6, 2011, the Company completed the Auction pursuant to the Bidding Procedures previously approved by the Bankruptcy Court. As a result of the Auction, on April 6, 2011, the Company, in consultation with the agent for its senior secured lenders and the official committee of unsecured creditors appointed in the Company’s Chapter 11 cases, selected DISH Network Corporation (“DISH”) as having the highest and best bid and the Sellers entered into an agreement with DISH pursuant (the “DISH Agreement”) to which DISH agreed to purchase substantially all of the Company’s assets (the “Asset Sale”). The DISH Agreement was amended and restated on April 20, 2011.

Pursuant to the terms of the DISH Agreement, upon the closing of the transactions contemplated thereby, DISH would purchase substantially all of the assets of the Company and assume certain of the Company’s obligations associated with the purchased assets through a supervised sale under Section 363 of the Bankruptcy Code. The purchase price for such assets under the DISH Agreement is approximately $320,000,000, subject to certain adjustments. The DISH Agreement contains, among other things, certain customary termination rights for the Company and DISH and rights and obligations regarding assumption and/or liquidation of certain of the Company’s assets.

The proposed transaction was approved by the Court at a hearing on April 7, 2011 and was completed on April 26, 2011. Pursuant to the Bidding Procedures, the Stalking Horse was selected as the backup bidder in the event the transaction with DISH was not consummated. On the Closing Date the Asset Sale closed, whereupon, pursuant to the DISH Agreement, DISH acquired all of the rights, title and interests in and to the Company assets listed on the schedules attached to and incorporated into the DISH Agreement. Certain of the Company’s assets, including certain international subsidiary companies and operations, were not acquired by DISH. All assets remaining with the Company will be liquidated in connection with winding up the Company’s business and distributing the proceeds of the Asset Sale.

Vendor Agreements

Collateral Trust Agreement

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

Payment Default

On February 3, 2011, the Trustee provided to the Company and BB Canada a demand notice and notice of intention to enforce security (together, the “Demand and Acceleration”) asserting that, pursuant to the Guarantee and Security Agreement, an event of default existed under certain trade agreements between the Company and the Studios (the “Trade Agreements”) as a result of the Company’s failure to make payments to the Studios as required by the Trade Agreements. Under the Demand and Acceleration, the Trustee elected to exercise its right to demand payment in full of all unpaid amounts by BB Canada under the Guarantee no later than February 10, 2011, after which date the Trustee could then exercise any or all of its rights under the Security Documents, including, but not limited to, actions to seize assets of BB Canada pledged under the Security Documents. Representatives of the Company, BB Canada and the Studios then entered into discussions resulting in a series of forbearance agreements pursuant to which the Trustee agreed to forbear from taking action to enforce the Security Documents while the parties attempted to work through issues relating to the Demand and Acceleration. On May 3, 2011, following receipt of notice of the resignation of the management team for BB Canada, pursuant to its rights under the Security Documents and under Canadian law, the Trustee filed a motion in the Ontario Superior Court of Justice for the appointment of a receiver to manage the affairs of BB Canada, and a receiver was appointed by the court on May 3, 2011.

Financial Reporting in Reorganization

As a result of the Chapter 11 Cases, we have adopted the provisions of reorganization accounting, which does not change the application of US GAAP with respect to the preparation of our financial statements. However, this guidance does require that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective September 23, 2010, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying Consolidated Statements of Operations for the fiscal year ended January 2, 2011. In addition, liabilities subject to compromise in the Chapter 11 Cases are distinguished from fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying consolidated balance sheet as of January 2, 2011. Where there is uncertainty about whether a secured claim is undersecured or will be impaired under the plan, we have classified the entire amount of the claim as a liability subject to compromise. Such liabilities are reported at amounts expected to be allowed, even if they settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of executory contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claim; or other events.

Liabilities Subject to Compromise

As described above, certain claims against the Debtors in existence prior to the Chapter 11 Cases (“pre-petition liabilities”) may be subject to compromise and are reflected as liabilities subject to compromise in the accompanying consolidated balance sheet. These amounts reflect our current estimates of pre-petition liabilities that are subject to restructuring in the Chapter 11 Cases. A summary of liabilities subject to compromise as of January 2, 2011 is presented in the following table:

Debt subject to compromise:
11.75% Senior Secured Notes, due 2014	$600.7
9.0% Senior Subordinated Notes, due 2012	300.0
Capital lease obligations	14.4
Accrued interest	53.7
Accounts payable	63.4
Liabilities for store closures and asset retirement obligations	49.4
Occupancy related accruals	36.3
Other accrued liabilities	29.3

Liabilities subject to compromise	$1,147.2

Reorganization Items, Net

Reorganization items, net include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. A summary of reorganization items, net for fiscal 2010 is presented in the following table:

Professional fees	$11.4
Store closures	(8.1)
DIP Credit Agreement financing fees	4.7
Additional insurance coverage during bankruptcy	1.8
Contract rejections	(0.1)

Reorganization items, net	$9.7

Contractual Interest Expense

Effective as of September 23, 2010, we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from September 23, 2010 through January 2, 2011, contractual interest expense related to liabilities subject to compromise of $31.5 million has not been recorded, in accordance with bankruptcy standards, as it is not expected to be an allowed claim under the Chapter 11 Cases.

Pre-Petition Claims

On October 22, 2010 the Debtors filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of each of the Debtors as of the Petition Date. The statements and schedules are available at www.kccllc.net/blockbuster. On November 10, 2010, the Bankruptcy Court entered an order approving December 22, 2010 as the “Bar Date” in the Chapter 11 Cases for general creditor, non-governmental claims, which is the legal deadline by which any creditor must file a proof of claim in the Chapter 11 Cases. In accordance with that order, on or before November 15, 2010, the Debtors mailed proofs of claim forms to all known creditors, including, without limitation, their current and former employees, vendors and other parties with whom the Debtors have previously conducted business. Recipients disagreeing with the Debtors’ valuation of claims may file discrepancies with the Bankruptcy Court and differences between amounts recorded by the Debtors and claims filed by creditors will be evaluated and resolved as a part of the Chapter 11 Cases. However, the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed for all claims.

Administrative Claims Bar Date

By final order entered by the Bankruptcy Court on May 19, 2011, June 15, 2011 at 5:00 p.m. (Prevailing Eastern Time) was established as the Administrative Bar Date (the “Bar Date”). Establishment of the Bar Date serves to (i) assist the Company in process of winding up its business; (ii) quantify the total amount of potential administrative expense claims against the Debtor’s estate; (iii) set a date by which each person or entity asserting certain administrative claims (as defined by the final order establishing the Bar Date) against the Debtors must file a proof of claim in order that such claim be considered for payment; and (iv) establish procedures for filing administrative claims. Holders of administrative claims not filed by the Bar Date will be forever barred, estopped and enjoined from asserting such claims against the Debtors and their property, and the Debtors will be discharged from all indebtedness and liability with respect to any such claim. Holders of such claims will not be permitted to participate in any distribution in the Chapter 11 Cases on account of such claims, or receive further notices regarding such claims.

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

Statement of Operations for the Fiscal Year Ended January 2, 2011

Revenues:
Rental revenues	$1,816.0
Merchandise sales	296.4
Other revenues	44.1

2,156.5

Cost of sales:
Cost of rental revenues	655.9
Cost of merchandise sold	228.9

884.8

Gross profit	1,271.7

Operating expenses:
General and administrative	1,233.1
Advertising	50.6
Depreciation and intangible amortization	85.0
Impairment of long-lived assets	22.2

1,390.9

Operating income (loss)	(119.2)
Interest (expense) income, net	(93.5)
Other items, net	(3.1)

Income (loss) before reorganization items and income taxes	(215.8)
Reorganization items, net	(9.7)
Provision for income taxes	(2.2)
Equity in income (loss) of non-Debtor subsidiaries, net of tax	(20.9)

Income (loss) from continuing operations	(248.6)
Income (loss) from discontinued operations, net of tax	(19.4)

Net income (loss)	$(268.0)

Balance Sheet as of January 2, 2011

Assets
Current assets:
Cash and cash equivalents	$66.2
Receivables, net	35.6
Amounts due from non-Debtor subsidiaries, net	31.3
Merchandise inventories	100.3
Rental library, net	188.8
Prepaid and other current assets	84.3

Total current assets	506.5
Property and equipment, net	118.4
Deferred income taxes	77.0
Investments in non-Debtor subsidiaries	276.2
Intangibles, net	4.8
Restricted cash	34.2
Other assets	37.9

$1,055.0

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$149.5
Accrued expenses	194.4
Deferred income taxes	77.1

Total current liabilities	421.0
Other liabilities	12.1
Liabilities subject to compromise	1,147.2
Liabilities to non-Debtor subsidiaries subject to compromise	27.6

1,607.9
Total stockholders’ equity (deficit)	(552.9)

$1,055.0

Statement of Cash Flows for the Fiscal Year Ended January 2, 2011

Net cash provided by (used in) operating activities	$(31.3)

Investing activities:
Capital expenditures	(18.5)
Change in restricted cash	23.8
Other investing activities	1.3

Net cash provided by (used in) investing activities	6.6

Financing activities:
Proceeds from DIP Credit Agreement	93.8
Repayments on DIP Credit Agreement	(93.8)
Repayments on senior secured notes	(45.0)
Debt financing costs	(4.6)
Capital lease payments	(4.7)
Intercompany loans	18.9

Net cash provided by (used in) financing activities	(35.4)

Net decrease in cash and cash equivalents	(60.1)
Cash and cash equivalents at beginning of year	126.3

Cash and cash equivalents at end of year	$66.2

Note 3—Balance Sheet Items

Restricted Cash

Restricted cash consists of the following as of January 2, 2011 and January 3, 2010:

	January 2, 2011			January 3, 2010
	Domestic	International	Total	Domestic	International	Total
Letters of credit cash collateral	$32.9	$0.5	$33.4	$57.5	$0.5	$58.0
Other	1.3	—	1.3	0.5	—	0.5

Ending Balance	$34.2	$0.5	$34.7	$58.0	$0.5	$58.5

Rental Library

As of January 2, 2011 our rental library consisted of the following rental and previously rented product (“PRP”), in millions of units:

	Rental	PRP	Total Units
DVDs	67.1	18.3	85.4
Blu-rays	9.0	2.4	11.4
Games	2.9	0.7	3.6

	79.0	21.4	100.4

Property and Equipment

The balances of major classes of assets and accumulated depreciation are as follows:

	January 2, 2011	January 3, 2010
Land, building and building improvements	$133.0	$154.7
Leasehold improvements	787.2	1,000.5
Furniture and fixtures	344.0	389.7
Computer equipment	486.7	499.9
Equipment and other	345.4	329.2

Total	2,096.3	2,374.0
Accumulated depreciation	(1,930.8)	(2,124.6)

Property and equipment, net	$165.5	$249.4

Leases

The net book values of assets under capital leases are summarized below:

	January 2, 2011	January 3, 2010
Buildings	$116.3	$138.0
Equipment and other	1.6	1.5

Total	117.9	139.5
Accumulated depreciation	(110.5)	(120.2)

Assets under capital leases, net	$7.4	$19.3

Accrued Expenses

Our accrued expenses consist of the following (excluding amounts classified as “Liabilities subject to compromise”):

	January 2, 2011	January 3, 2010
Accrued revenue-sharing	$47.5	$78.8
Accrued gift card liability	52.9	67.9
Deferred revenue	40.7	62.6
Accrued compensation	36.9	50.9
Accrued taxes	24.0	43.2
Accrued interest	0.3	31.6
Accrued insurance	24.8	30.3
Accumulated dividends	—	8.3
Other	24.9	34.1

	$252.0	$407.7

Note 4—Restructuring Activities

Store Closures

As of January 2, 2011 and January 3, 2010, the remaining liability to be paid in the future related to lease terminations and store closure reserves was $22.1 million and $8.1 million, respectively, of which $20.2 million was classified as “Liabilities subject to compromise” as of January 2, 2011.

The following table presents operating expenses related to store closures during fiscal 2010 and 2009:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Closed store accruals and lease termination costs	$49.8	$20.3
Reorganization items - lease rejections	(8.1)	—
Accelerated depreciation	11.4	13.8

Total store closure expense	$53.1	$34.1

Severance Charges

We have incurred severance costs as a result of involuntary employee terminations initiated as part of our focus on operating expense management. These termination benefits have been included in “General and administrative” expenses in our Consolidated Statements of Operations. As of January 2, 2011, we had an ending severance accrual of $4.2 million, of which $1.1 million is included in “Liabilities subject to compromise” and the remainder is included in “Accrued expenses” on our Consolidated Balance Sheets. The following table presents the activity in severance liability for fiscal 2010 and 2009:

	Fiscal Year
	2010	2009
Beginning balance	$5.6	$4.7
Expense incurred and accrued	15.8	9.4
Adjustments to accruals	(0.3)	(0.6)
Amount paid during year	(16.9)	(7.9)

Ending balance	$4.2	$5.6

Note 5—Goodwill and Other Long-Lived Assets

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

During the third quarter of fiscal 2009, we decreased our profitability expectations for full year 2009 as a result of significant adverse changes in our business climate. We believed that these changes indicated the need for an interim impairment test. The estimated fair values of our reporting units were determined to be significantly more than their respective carrying amounts.

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

Additionally, we evaluate our other long-lived assets (primarily property and equipment) for impairment during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test. During the fourth quarters of fiscal 2010 and 2009, respectively, we determined that the carrying values of certain fixed assets and reacquired franchise rights in domestic and international markets exceeded the undiscounted future cash flows to be generated by those assets and their respective fair values. Therefore, we recorded impairment charges. The following table summarizes the impairment charges recorded:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Domestic
Goodwill	$—	$231.9
Property and equipment	20.4	35.9
Reacquired franchise rights	1.8	2.2
International
Goodwill	—	94.2
Property and equipment	—	5.0

Total	$22.2	$369.2

Our impairment charges related to goodwill and long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in our Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

There were no balances or activity for goodwill during fiscal 2010. The following table summarizes changes in our goodwill during fiscal 2009:

	Fiscal Year 2009
	Domestic	International	Total
Beginning balance	$231.9	$106.2	$338.1
Impairment	(231.9)	(94.2)	(326.1)
Divestiture allocations	—	(12.0)	(12.0)

Ending balance	$—	$—	$—

Goodwill	$664.5	$$426.2	$1,090.7
Accumulated goodwill impairment losses	(664.5)	(426.2)	(1,090.7)

Goodwill, net	$—	$—	$—

All of our intangible assets other than goodwill are subject to amortization and consist of the following:

	January 2, 2011
	Gross Value	Accumulated Amortization	Net
Reacquired franchise rights	$6.8	$(4.8)	$2.0
Patents	7.3	(2.3)	5.0
Other	3.8	(3.1)	0.7

	$17.9	$(10.2)	$7.7

Reacquired franchise rights are amortized on a straight-line basis over twenty years. Patents are amortized on a straight-line basis over the life of the patent.

Amortization expense for fiscal 2010 and 2009 was $0.8 million and $1.6 million, respectively. Based on the current amount of intangible assets subject to amortization, amortization expense is estimated to be $0.6 million in fiscal 2011, $0.5 million in fiscal 2012 and $1.3 million per year in fiscal 2013 through 2015. As acquisitions and dispositions may occur in the future, these amounts may vary.

Assets Measured at Fair Value on a Nonrecurring Basis

As of January 2, 2011, none of our assets or liabilities are recorded at fair value on a recurring basis and none of our liabilities are recorded at fair value on a nonrecurring basis. Certain of our non-financial assets, including property and equipment and reacquired franchise rights, were recorded at fair value on a nonrecurring basis as of January 2, 2011 and the losses recorded during fiscal 2010 on those assets were $20.4 million and $1.8 million, respectively.

The Level 3 inputs used to calculate the fair value of property and equipment, net included estimated amortized replacement cost and projected cash flows discounted at a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

Note 6—Fair Value of Financial Instruments

At January 2, 2011 and January 3, 2010, our carrying value of financial instruments approximated fair value except for our $300.0 million aggregate principal amount of our Senior Subordinated Notes and our $630.0 million aggregate principal amount of our Senior Secured Notes. The estimated fair values of our Senior Subordinated Notes and Senior Secured Notes at January 2, 2011 and January 3, 2010 are based on trading activity in active markets and may not represent the current fair values.

A summary of the carrying values and the fair values of our Senior Secured Notes and our Senior Subordinated Notes is as follows:

	January 2, 2011			January 3, 2010
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Senior Secured Notes	$630.0	$600.7	$302.4	$675.0	$637.6	$641.3
Senior Subordinated Notes	$300.0	$300.0	$5.7	$300.0	$300.0	$168.0

During fiscal 2010 and 2009, no financial instruments were held or issued for trading purposes.

Note 7—Stock and Share-Based Payments

Capital Stock

We have one class of preferred stock and two classes of common stock. Our Class A common stock entitles the holder to one vote per share and has a par value of $0.01 per share. Our Class B common stock entitles the holder to two votes per share and also has a par value of $0.01 per share.

On July 1, 2010, the New York Stock Exchange (the “Exchange”) notified us that, due to our noncompliance with the Exchange’s continued listing standards relating to minimum trading price and market capitalization, trading on the Exchange of our Class A common stock and Class B common stock (the “common stock”) would be suspended prior to the opening on July 7, 2010. As a result, effective July 7, 2010, our common stock trades on the Pink OTCQB market. However, even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our stockholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our stockholders will receive as part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation.

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

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the eight consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2011. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $4.1 million and $8.3 million had been accumulated as of January 2, 2011 and January 3, 2010, respectively.

We failed to pay dividends on the Series A convertible preferred stock on six dividend payment dates. Pursuant to a final order entered by the Bankruptcy Court we are prohibited from declaring or paying dividends on our common and preferred stock during the pendency of the Chapter 11 Cases.

Under the Certificate of Designations for our preferred stock, in the event of any liquidation, winding up or dissolution of Blockbuster, each holder of the Series A convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus accumulated and unpaid dividends (whether or not declared) to the date of liquidation, winding up or dissolution out of the assets available for distribution to Blockbuster stockholders before any payment or distribution of assets is made to holders of the Class A or Class B common stock but after any payment or distribution in respect of obligations under our debt obligations. However, as discussed above, under the priority distribution scheme previously approved by the Bankruptcy Court, our stockholders will receive no value for their shares of common and preferred stock as part of the Chapter 11 Cases and our corporate existence will be terminated once we have completed the distribution of the proceeds of the Asset Sale to our creditors. Accordingly, even though our common stock continues to be quoted on the Pink Sheets, our common stock has no value and our stockholders should not view the trading activity of our common stock on the Pink Sheets or any other market or trading platform as being indicative of the value our stockholders will receive as part of the Chapter 11 Cases or in connection with any Chapter 7 liquidation.

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

At our 2009 annual meeting, stockholders approved the Second Amendment to the 2004 Plan, which was approved by our Board of Directors on February 6, 2009. The Second Amendment increased the number of shares of Class A common stock available for issuance from inception under the 2004 Plan from 20.0 million shares to 37.8 shares of Class A common stock. On July 15, 2009, the 1999 Plan expired with 17.8 million shares of Class A common stock formerly available for issuance left unused. As of January 2, 2011, 24.2 million shares remain outstanding for future grant under the 2004 Plan. No other modifications to the 2004 Plan were contemplated pursuant to the Second Amendment. The Second Amendment allows us to continue to benefit and advance our interests by (i) attracting and retaining employees, non-employee directors and advisors of Blockbuster and (ii) rewarding such persons for their contributions to the financial success of Blockbuster and thereby motivating them to continue to make such contributions in the future.

We have made various grants of restricted shares, restricted share units and stock options to certain employees. Outstanding stock options granted prior to July 1, 2007 generally vest over a three-year to five-year period from the date of grant and generally expire ten years after the date of grant. Generally, outstanding stock options granted subsequent to July 1, 2007 vest over a one-year to three-year period from the date of grant and expire five years after the date of grant. Restricted shares and restricted share units generally vest over a one-year to three-year period from the date of grant and are payable in shares of Class A common stock. Certain awards of restricted shares and restricted share units are performance-based awards. We recognize compensation expense relating to performance-based awards if it is probable that the performance conditions will be achieved. However, performance-based awards are not issued until the performance goals are actually met.

For the fiscal years ended January 2, 2011 and January 3, 2010, we recognized share-based compensation expense related to stock options, restricted shares and restricted share units of $1.1 million and $7.3 million, respectively. The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding was $0.1 million as of January 2, 2011 and will be recognized during fiscal 2011.

The following table summarizes stock option activity pursuant to our stock option plans:

	Options Outstanding	Weighted-Average Exercise Price
Balance at January 4, 2009	18,067,839	$6.50
Granted	517,857	0.68
Cancelled	(1,168,293)	6.45

Balance at January 3, 2010	17,417,403	$6.33
Cancelled	(7,871,370)	7.06

Balance at January 2, 2011	9,546,033	$5.82

The following table summarizes information concerning stock options issued to Blockbuster employees that are vested or are expected to vest and stock options exercisable as of January 2, 2011:

	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Total options vested or expected to vest	9,545,033	1.6	$5.82	$—
Exercisable	9,545,033	1.6	$5.82	$—

There were no unvested options outstanding as of January 2, 2011. As of January 3, 2010 and January 4, 2009, there were approximately 4.2 million and 8.0 million unvested options outstanding, respectively.

A summary of the status of our restricted shares and restricted share units is presented below:

	Shares and Units Outstanding	Weighted-Average Fair Value at Date of Grant
Restricted shares and units at January 4, 2009	1,820,416	$4.19
Granted	1,059,602	0.66
Vested(1)	(1,171,389)	2.96
Cancelled	(100,831)	4.69

Restricted shares and units at January 3, 2010	1,607,798	$2.73
Granted	1,055,655	0.47
Vested(1)	(1,308,443)	2.77

Restricted shares and units at January 2, 2011	1,355,010	$0.90

(1)	The total fair value of restricted shares and restricted share units vested during fiscal 2010, 2009 and 2008 was $0.2 million, $0.9 million and $2.1 million, respectively.

On April 25, 2011, our Board of Directors voted to terminate the 2004 Plan, at which time all outstanding and unvested restricted share units settled as shares of Class A common stock, pursuant to the provisions of the 2004 Plan.

Note 8—Related Party Transactions

On March 29, 2007, Strauss Zelnick, a member of our Board of Directors, was appointed chairman of the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to considerable commercial transactions with us. On February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. We paid Take-Two $9.7 million and $8.2 million in fiscal years 2010 and 2009, respectively, pursuant to our commercial arrangements with Take-Two. At January 2, 2011, our Consolidated Balance Sheets included $2.6 million of accrued revenue-share expenses for Take-Two recorded in “Accounts payable.” At January 3, 2010, our Consolidated Balance Sheets included less than $0.1 million of accrued revenue-share expenses for Take-Two recorded in “Accrued expenses” and $1.7 million recorded in “Accounts payable.” Mr. Zelnick resigned as a member of our Board of Directors on April 26, 2011, in connection with the closing of the Asset Sale.

We entered into a Broker Service Agreement, effective as October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company served as our exclusive insurance broker of record through October 1, 2010. James W. Crystal, who was a member of our Board of Directors until June 25, 2010, is Chairman and Chief Executive Officer of Frank Crystal & Company, a full service insurance brokerage and services company. We paid Frank Crystal & Company $2.2 million in fiscal 2010. Frank Crystal & Company is no longer a related party at January 2, 2011.

Note 9—Debt

Pre-Petition Debt

As discussed in Note 2 above, due to the Chapter 11 Cases, as of the Petition Date substantially all of our pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on our consolidated balance sheet at January 2, 2011, including the Senior Secured Notes and the Senior Subordinated Notes discussed below.

DIP Credit Agreement

On September 23, 2010, Blockbuster Inc., as borrower entered into a Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement with our Debtor-subsidiaries signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “DIP Lenders”) and Wilmington Trust FSB, as agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, (i) the DIP Lenders agreed to lend up to $125 million in the form of revolving loan advances, (ii) the Subsidiary Guarantors agreed to guarantee our obligations thereunder and Blockbuster Inc., and (iii) the Subsidiary Guarantors agreed to secure their obligations under the loan documents by granting the Agent, for the benefit of the Agent and the DIP Lenders, a first-priority security interest in and lien upon all of Blockbuster Inc.’s and the Subsidiary Guarantors’ existing and after-acquired personal and real property. We had the option to have interest on the loans provided under the DIP Credit Agreement accrue at an index rate (a function of the then-applicable base rate) or the then-applicable LIBOR rate (with a floor of 2.0%), plus a margin of 8.5% and 7.5%, respectively. The DIP Credit Agreement limited, among other things, our and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any subordinated indebtedness and certain material contracts of Blockbuster Inc. and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provided (w) a periodic delivery of our budget that must be approved by a requisite number of DIP Lenders set forth in the DIP Credit Agreement, (x) specific milestones that we must achieve by specific target dates, (y) maintain an EBITDA (as defined in the DIP Credit Agreement) of $85 million for the fiscal year ending 2010 and (z) repay the revolver at one point between December 1, 2010 and January 14, 2011, such that the outstanding revolver loans shall be less than $25 million. We paid the Agent a customary agency administration fee in connection with the DIP Credit Agreement. We were required to prepay or repay the facility in the event we received proceeds from dispositions or sale of assets as specified in the DIP Credit Agreement, receive proceeds from the issuance of equity, or, if the aggregate amount of unrestricted cash on hand exceeded $25 million during December, or exceeded $20 million any time thereafter, such amount in excess of the foregoing.

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

We had no outstanding borrowings under the DIP Credit Agreement as of January 2, 2011.

Termination of DIP Credit Agreement

On February 25, 2011 (the “Termination Date”), the Company received a Notice of Event of Default and Termination Letter (the “Termination Letter”) pursuant to which the Lenders notified the Company that an Event of Default under the DIP Credit Agreement has occurred and is continuing as of the Termination Date. As a result of the Event of Default, the Lenders directed the Agent, which direction the Agent carried out by execution of the Termination Letter, to (i) terminate the Commitment of the Lenders to make further Revolving Loan Advances, and (ii) declare all Obligations, including all of the Revolving Loans, to be due and payable (the “Specified Remedies”). As a result of the Specified Remedies, the financing arrangements contemplated by the DIP Credit Agreement were, pursuant to the Termination Letter, terminated (the “DIP Termination”) and the Loans and all other Obligations became automatically due and payable as of the Termination Date. Demand was made of the Company and each other Credit Party to repay their Obligations to the Agent or any Lender under the Loan Documents. As of the Termination Date, there were no outstanding draws under the DIP Credit Agreement.

On February 25, 2011, the Agent, on behalf of the Requisite Lenders, delivered a Carve-Out Trigger Notice specifying that: (i) as a result of the DIP Termination a “Termination Event” (under and as defined in the Final DIP Order) has occurred, (ii) the DIP Obligations have been accelerated, and (iii) a $5,000,000 cap on all unpaid fees, disbursements, costs and expenses (subject to certain restrictions) incurred after the first business day following the Termination Date by the Professional Persons has been invoked.

Delivery of the Carve-Out Trigger Notice constituted a roll-up event (a “Roll-Up Event”) under the Final DIP Order. Under the Final DIP Order, each entity that is both a beneficial holder of the Company’s 11.75% Senior Secured Notes due 2014 (the “Senior Secured Notes”) and a Lender as of the occurrence of a Roll-Up Event (such date, the “Roll-Up Date”) is entitled to receive all or any portion of such Senior Secured Notes as roll-up notes (the “Roll-Up Notes”), up to an amount of Roll-Up Notes with an aggregate principal balance equal to the lesser of (i) the total outstanding principal amount of Senior Secured Notes held by such entity on the Roll-Up Date, or (ii) the amount of such Lender’s aggregate commitment to make DIP Loans under the DIP Credit Agreement, determined as of the Roll-Up Date, on the basis of the then outstanding commitments and after giving effect to all assignments of commitments under the DIP Credit Agreement and outstanding Revolving DIP Loans made prior to the Roll-Up Date. The aggregate principal amount of such Roll-Up Notes will not exceed $125,000,000. The Roll-Up Notes are secured by the DIP Liens and the DIP Collateral (excluding Avoidance Action Proceeds) retroactive to the Commencement Date and the entire outstanding amount of the obligations under the Roll-Up Notes are allowed Superpriority Claims, as provided in the Final DIP Order, as of any date of calculation in addition to their continuing claims and liens as Senior Secured Notes.

Debt Balances

	January 2, 2011	January 3, 2010
Current portion
DIP Credit Agreement, interest rate of 10.5% at October 3, 2010	$—	$—
Senior Secured Notes, interest rate of 11.75%	$—	$101.6
Current portion of capital lease obligations	0.6	6.1

	0.6	107.7

Non-current portion
Senior Secured Notes, interest rate of 11.75%	—	536.0
Senior Subordinated Notes, interest rate of 9.0%	—	300.0

Total long-term debt, less current portion	—	836.0
Capital lease obligations, less current portion	0.1	19.9

	0.1	855.9

Liabilities subject to compromise
Senior Secured Notes, interest rate of 11.75%	600.7	—
Senior Subordinated Notes, interest rate of 9.0%	300.0	—
Capital lease obligations	14.4	—

	915.2	—

Total	$915.9	$963.6

Additionally, we have recorded $20.0 million of deferred financing costs related to our Senior Secured Notes and our Senior Subordinated Notes which are currently recorded in “Other assets” on our Consolidated Balance Sheets as of January 2, 2011.

Senior Secured Notes

We completed the sale of $675 million aggregate principal amount of our 11.75% Senior Secured Notes on October 1, 2009.

We used substantially all of the net proceeds of the Notes to repay all indebtedness outstanding under our revolving credit facility, Term Loan B and our Canadian credit facility, as discussed below, as well as to fund fees and expenses of the transaction. We used the remaining net proceeds for general corporate purposes. Certain of the lenders under the Senior Secured Notes are also parties to the DIP Credit Agreement. Payment of the Roll-Up Notes and treatment of the Senior Secured Notes generally under the Final DIP Order are discussed above under “Filing Under Chapter 11 of the U.S. Bankruptcy Code – DIP Credit Agreement,”

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

Senior Subordinated Notes

On August 20, 2004, we issued $300.0 million aggregate principal amount of 9% Senior Subordinated Notes due September 1, 2012. As of January 3, 2010, $300.0 million of principal was outstanding under the Senior Subordinated Notes. Interest accrued on the Senior Subordinated Notes from August 20, 2004, and was payable on March 1 and September 1 of each year. Under the indenture for the Senior Subordinated Notes we could redeem all or a portion of the Senior Subordinated Notes at any time at certain redemption prices.

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

Through May 11, 2009, we were required to make prepayments on the credit facilities in an aggregate amount equal to 50% of annual excess cash flow, as defined by our credit agreement. Such payments were due at the end of the first quarter of the following year. In fiscal 2008, we generated excess cash flow, as defined by our credit agreement, and made a prepayment of $25.1 million on April 6, 2009. Additionally, we were required to make prepayments on the credit facilities related to sales of store operations and property and equipment, as defined by our credit agreement. The following table summarizes payment activity regarding the term loan A and B facilities during 2009:

Fiscal 2009
Scheduled payments	$34.6
Sale of store operations and property and equipment	—
Excess cash flow (based on prior year cash flow)	25.1

$59.7

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

Note 10—Income Taxes

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

We entered into a tax matters agreement with Viacom which provides that subsequent to the closing of our initial public offering on August 16, 1999 and prior to September 30, 2004, we would be included in the Viacom federal consolidated income tax return and certain consolidated, combined and unitary state tax returns. The tax matters agreement requires us to make payments to Viacom equal to the amount of income taxes which we would pay, subject to certain adjustments, if we had filed a stand-alone return for any taxable year or portion thereof beginning after August 16, 1999 and ending September 30, 2004. The income tax liabilities for the periods presented prior to August 16, 1999 were paid by Viacom. Any tax losses we generated have been utilized by Viacom to reduce our consolidated taxable income. Accordingly, these amounts were reflected in stockholders’ equity (deficit) on our Consolidated Balance Sheets. The tax matters agreement also specifies that Viacom will indemnify us against any and all tax adjustments to Viacom’s consolidated federal and consolidated, combined and unitary state tax returns from September 29, 1994 through August 16, 1999. Subsequent to August 16, 1999, we are solely responsible for all tax adjustments to our federal and state returns. Tax year ended December 31, 2005 and all periods subsequent to December 31, 2006 are open for audit. We and certain of our subsidiaries are also under examination by other relevant taxing authorities for various tax years.

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

We are required to recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The tax contingency reserves are included in “Other liabilities” and “Liabilities subject to compromise” in our Consolidated Balance Sheets.

We are required to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses, current industry trends and our outlook for future years. In the third quarter of 2005, we determined that it was unclear as to the timing of when we will generate sufficient taxable income to realize our deferred tax assets. This was primarily due to the negative industry trends, which caused our actual and anticipated financial performance to be significantly worse than we originally projected. Accordingly, during the third quarter of 2005, we recorded a valuation allowance against our deferred tax assets in the United States and certain foreign jurisdictions. Management continues to believe a valuation allowance is appropriate in these jurisdictions as of January 2, 2011. The 2010 provision for income taxes includes $5.2 million primarily related to tax expense in jurisdictions where we expect to be a taxpayer. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets in certain markets, income tax benefits associated with current period losses will be fully reserved.

We are required to assess whether the earnings of our foreign subsidiaries will be permanently reinvested in the respective foreign jurisdictions or if previously untaxed foreign earnings will no longer be permanently reinvested and thus become taxable in the United States. In the fourth quarter of 2009, we changed our position with respect to certain foreign subsidiaries and concluded that the undistributed earnings of these subsidiaries would not be permanently reinvested. As deferred taxes on such earnings are not considered material, no liability has been recorded.

Income (loss) before income taxes (for continuing and discontinued operations) is attributable to the following jurisdictions:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
United States	$(235.2)	$(464.6)
Foreign	(15.7)	(81.6)

Total	$(250.9)	$(546.2)

Components of the income tax benefit (provision) for continuing and discontinued operations are as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2011	2010
Current:
Federal	$(0.3)	$(0.7)
State and local	(1.9)	(2.5)
Foreign	(8.9)	(6.5)

	(11.1)	(9.7)
Deferred:	3.7	(2.3)

Total	$(7.4)	$(12.0)

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate on loss before income taxes are as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2011	2010
Statutory U.S. tax benefit (provision)	35.0%	35.0%
Non-deductible portion of goodwill amortization/impairment	—	(21.2)
State and local taxes, net of federal tax benefit	3.1	3.5
Effect of foreign operations	(0.6)	(2.8)
Audit resolution	—	—
Valuation allowance (increase) decrease	(39.9)	(15.9)
Subpart F Income	—	—
Other, net	(0.6)	(0.8)

Tax benefit (provision)	(3.0)%	(2.2)%

The following is a summary of the deferred tax accounts:

	January 2, 2011	January 3, 2010
Deferred tax assets:
Accrued liabilities and tax credit carryforwards	$29.5	$12.0
Book-tax basis differences in long-lived assets	131.9	113.0
Net operating loss carryforwards	242.4	193.0

Total deferred tax assets	403.8	318.0
Valuation allowance	(297.9)	(200.5)

Net deferred tax assets	105.9	117.5

Deferred tax liabilities:
Deferred expenses	(6.2)	(9.3)
Book-tax basis differences in rental library	(86.4)	(98.6)

Total deferred tax liabilities	(92.6)	(107.9)

Total net deferred tax asset	$13.3	$9.6

Our tax effected net operating loss carryforwards of $242.4 million at January 2, 2011 consist of $229.1 million of domestic net operating loss carryforwards and $13.3 million of net operating loss carryforwards for foreign subsidiaries. These losses are subject to certain limitations in accordance with domestic and foreign tax laws. Of the total tax effected net operating loss carryforwards, $240.2 million will expire between 2011 and 2030, and $2.2 million has no expiration.

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

As of January 2, 2011, the liability for uncertain tax positions including accrued interest was approximately $7.2 million and is reflected in “Other liabilities” and “Liabilities subject to compromise” on our Consolidated Balance Sheets. If recognized, this amount would result in a favorable effect on our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Unrecognized tax benefits at beginning of year	$2.1	$2.1
Increases in tax positions for current year	4.2	—

Unrecognized tax benefits at end of year	$6.3	$2.1

Interest expense and penalties related to our uncertain tax positions have been reflected as a component of “Benefit (provision) for income taxes” in our Consolidated Statements of Operations. For fiscal years 2010 and 2009, we recorded interest and penalties related to our uncertain tax positions of $0.5 million and $0.4 million, respectively. As of January 2, 2011 and January 3, 2010, we had recorded liabilities of approximately $1.0 million and $0.5 million, respectively, associated with accrued interest and penalties related to uncertain tax positions.

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

The following is a summary of our domestic tax returns and whether or not they remain subject to the amended and restated tax matters agreement (the “Tax Matters Agreement”) with Viacom/CBS and examination by the Internal Revenue Service (“IRS”):

Jurisdiction	Tax Year(s) Ending	Open	IRS Audit Complete	Currently Being Audited	Subject to Tax Matters Agreement with Viacom/CBS
Domestic	09/30/2004 and prior	No	Yes	N/A	Yes
Domestic	12/31/2004	No	Yes	N/A	No
Domestic	12/31/2005	Yes	N/A	No	No
Domestic	12/31/2006	No	N/A	No	No
Domestic	12/31/2007	Yes	N/A	No	No
Domestic	12/31/2008	Yes	N/A	No	No
Domestic	12/31/2009	Yes	N/A	No	No
Domestic	12/31/2010	Yes	N/A	No	No

The following is a summary of our other major tax jurisdictions:

Jurisdictions	Closed Tax Years	Open Tax Years	Years Under Examination
Canada	2000 and prior	Post 2000	2001-2005
Italy	2005 and prior	Post 2005	N/A
Mexico	2004 and prior	Post 2004	N/A
United Kingdom	2004 and prior	Post 2004	N/A

Note 11—Net Income (Loss) Per Share and Dividends

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average number of common shares outstanding by the assumed exercise of Blockbuster stock options, vesting of restricted shares and restricted share units, and shares issuable under the conversion feature of our Series A convertible preferred stock, as defined below, using the if-converted method only in periods in which such effect would have been dilutive on income before cumulative effect of change in accounting principle. Options to purchase 9.5 million and 17.4 million shares of Class A common stock were outstanding as of January 2, 2011 and January 3, 2010, respectively. Additionally, 1.4 million, and 1.6 million restricted shares and restricted share units that are convertible into shares of Class A common stock were outstanding as of January 2, 2011 and January 3, 2010, respectively. Because their inclusion would be anti-dilutive, all stock options, all restricted shares and restricted share units and all shares of Series A convertible preferred stock for fiscal years 2010 and 2009 were excluded from the computation of the weighted-average shares for diluted EPS.

Our Board of Directors has determined not to declare or pay a dividend on our shares of Series A convertible preferred stock with respect to the eight consecutive quarterly periods beginning on February 15, 2009 and ending on February 14, 2011. Dividends on the Series A convertible preferred stock are cumulative and began to accumulate on May 15, 2009, of which $4.1 million of accumulated dividends is recorded on our consolidated balance sheet in “Liabilities subject to compromise” as of January 2, 2011. Under Delaware law, we can only pay dividends on our shares of capital stock out of our surplus, or, if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For these purposes a surplus can be defined as the excess at any given time of a company’s net assets over capital, which is the aggregate par value of the outstanding shares of capital stock. We currently have a negative surplus and have no net profits for fiscal 2009 or fiscal 2010. Under Delaware law, we are unable to pay dividends on shares of our capital stock, whether in cash or in shares of common stock, for so long as such negative surplus exists or until we generate sufficient net profits.

We are further prohibited from declaring and paying dividends on our common stock by a final order of the Bankruptcy Court during the pendency of the Chapter 11 Cases. We are currently winding up the Company’s business and distributing the proceeds of the Asset Sale to our creditors. We expect to file a plan of liquidation with the Bankruptcy Court and anticipate that the Bankruptcy Court will approve the appointment of a Chapter 7 trustee within the next several months. At that point our corporate existence will be terminated and our shares of common and preferred stock will be cancelled. Therefore, no additional dividends will be declared or paid on our common and preferred stock.

In the fiscal year ended January 2, 2011, 115,589 shares of our Series A convertible preferred stock were converted, resulting in the issuance of approximately 23.9 million shares of our Class A common stock. This included 1.5 million shares of our Class A common stock as settlement for accumulated dividends on the converted shares through the date of conversion. Pursuant to a final order entered by the Bankruptcy Court, further conversions of the Series A convertible preferred stock into common stock or other form of equity ownership in the Debtors are prohibited during the pendency of the Bankruptcy Cases.

Note 12—Commitments and Contingencies

We have long-term non-cancelable lease commitments for various real and personal property, including stores, and office space which expire at various dates. Certain leases contain renewal and escalation clauses. Generally, domestic leases are three to five years with extended renewal options.

At January 2, 2011, minimum rental payments under non-cancelable leases are as follows:

	Operating	Capital
2011	$346.7	$4.1
2012	259.1	3.6
2013	176.2	3.0
2014	99.1	2.5
2015	44.2	1.7
2016 and thereafter	78.3	4.1

Total minimum lease payments	$1,003.6	19.0

Less amount representing interest		3.9

Present value of minimum payments		$15.1

Rent expense, including lease termination costs and store closure reserves, was $456.1 million and $498.1 million for fiscal 2010 and 2009 respectively, excluding $8.1 million of lease rejections recorded as a reduction to “Reorganization items, net” in fiscal 2010. Subtenant rental income was $4.2 million and $5.6 million for fiscal 2010 and 2009, respectively. Future minimum lease payments have not been reduced by future minimum subtenant rental income of $16.4 million.

Blockbuster was a defendant in 12 lawsuits filed by customers in nine states and the District of Columbia between November 1999 and April 2001. These putative class action lawsuits alleged common law and statutory claims for fraud and deceptive practices and/or unlawful business practices regarding our extended viewing fee policies for customers who chose to keep rental product beyond the initial rental term. Some of the cases also alleged that these policies imposed unlawful penalties and resulted in unjust enrichment for us. In January 2002, the 136th Judicial District Court of Jefferson County, Texas entered a final judgment approving a national class settlement (the “Scott settlement”). Under the approved settlement, we paid $9.25 million in plaintiffs’ attorneys’ fees during the first quarter of 2005 and made certificates available to class members for rentals and discounts through November 2005. One additional extended viewing fee case in the United States is inactive and subject to dismissal pursuant to the Scott settlement. In addition, there is one case, filed on February 18, 1999 in the Circuit Court of Cook County, Illinois, Chancery Division, Cohen v. Blockbuster, not completely resolved by the Scott settlement. Marc Cohen, Uwe Stueckrad, Marc Perper and Denita Sanders assert common law and statutory claims for fraud and deceptive practices, unjust enrichment and unlawful penalties regarding Blockbuster’s extended viewing fee policies. Such claims were brought against Blockbuster, individually and on behalf of all entities doing business as Blockbuster or Blockbuster Video. Plaintiffs seek relief on behalf of themselves and other plaintiff class members including actual damages, attorneys’ fees and injunctive relief. By order dated April 27, 2004, the Cohen trial court certified plaintiff classes for U.S. residents who incurred extended viewing fees and/or purchased unreturned videos between February 18, 1994 and December 31, 2004, and who were not part of the Scott settlement or who do not have a Blockbuster membership with an arbitration clause. In the same order, the trial court certified a defendant class comprised of all entities that have done business in the United States as Blockbuster or Blockbuster Video since February 18, 1994. On August 15, 2005, the trial court denied Blockbuster’s motion to reconsider the trial court’s certification of plaintiff classes. On September 26, 2007, the Illinois Appellate Court remanded the trial court’s decision to certify plaintiff classes back to the trial court for reconsideration of our motion to decertify plaintiff classes. Plaintiffs did not petition the Illinois Supreme Court for leave to appeal. On March 14, 2008, upon reconsideration the trial court granted Blockbuster’s motion to decertify plaintiff classes and decertified both plaintiff and defendant classes. On September 23, 2010, Blockbuster filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-14997). Blockbuster’s voluntary Chapter 11 bankruptcy filing has automatically stayed this case. On December 21, 2010, plaintiffs filed a Motion for Order Allowing Class Proof of Claim and Certifying the Proposed Classes, requesting that the bankruptcy court certify a class action proof of claim on behalf of the above-defined classes in Blockbuster’s Chapter 11 bankruptcy case. Blockbuster objected to plaintiff’s motion for class certification. On January 20, 2011, the bankruptcy court denied plaintiffs’ Motion for Order Allowing Class Proof of Claims and Certifying the Proposed Classes. We believe the plaintiffs’ position in Cohen is without merit and we intend to vigorously defend ourselves in the lawsuit. In addition, two putative class action lawsuits are pending against Blockbuster in Canada. William Robert Hazell filed an action in the Supreme Court of British Columbia on August 24, 2001 against Viacom Entertainment Canada Inc., Viacom, Blockbuster Canada Inc. and Blockbuster. The case asserts claims for unconscionability, violations of the trade practices act, breach of contract and high handed conduct. The relief sought includes actual damages, disgorgement, and exemplary and punitive damages. Douglas R. Hedley filed an action in the Court of Queen’s Bench, Judicial Centre of Regina, in Saskatchewan on July 19, 2002. The case asserts claims of unconscionability, unjust enrichment, misrepresentation and deception, and seeks recovery of actual damages of $3 million, disgorgement, declaratory relief, punitive and exemplary damages of $1 million and attorneys’ fees. We believe the plaintiffs’ positions in all of these cases are without merit and, if necessary, intend to vigorously defend ourselves.

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

Note 13—401(k) Savings Plan

Effective May 1, 1999, we established the Blockbuster Investment Plan (the “Plan”), a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements. Under the Plan, participants may contribute a portion of their earnings on a pre-tax basis. Employee contributions are forwarded to the Plan administrator and invested in various funds, including our Class A and Class B common stock, at the discretion of the employee. Initially we matched some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code. Through December 31, 2005, Blockbuster matching contributions were initially invested in our Class A common stock and could be reallocated at the sole discretion of the employee. Beginning on January 1, 2006, our matching contributions are invested in various funds at the discretion of the employee. The Plan was amended on April 1, 2009. Effective for payroll periods on or after June 1, 2009, the employer matching contributions to the 401(k) plan were suspended. Matching contributions for payroll periods before that date were not affected. As a result of the amendment, we are no longer within safe harbor status. Therefore, the contributions of highly compensated employees in accordance with the Internal Revenue Service guidelines will be capped annually. The cap will be determined based on the results of the actual deferral and contribution percentage discrimination testing requirements of Code Sections 401(k) and (m). We incurred 401(k) savings plan expenses of less than $0.1 million and $1.8 million for fiscal 2010 and 2009, respectively.

On April 25, 2011, the Compensation Committee of our Board of Directors and our Board of Directors voted to terminate the Plan and to provide for the distribution of Plan contributions to participants in accordance with the Plan and ERISA requirements.

Note 14— Divestiture and Discontinued Operations

Discontinued Operations

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

The table below summarizes loss on the sale of Xtra-vision. All foreign currency denominated amounts have been converted to US dollars.

Cash purchase price (1)	$28.6
Total basis (2)	(65.6)
Selling expenses	(4.9)

Loss on sale of Xtra-vision	$(41.9)

(1)	Includes $22.5 million cash paid plus $6.1 million in selling expenses and other liabilities paid on our behalf by the buyer.
(2)	Total basis includes $12.0 million of goodwill, $4.0 million of accumulated losses attributable to currency translation adjustments, $8.0 million of cash and $41.6 million of net assets of Xtra-vision.

The following table reflects the net proceeds received from the sale of Xtra-vision:

Cash purchase price	$28.6
Cash held in Xtra-vision accounts	(8.0)
Transaction costs	(7.6)

Net Proceeds	$13.0

Argentina. During the last quarter of 2010, we completed the closure of our company-operated stores in Argentina. The determination to take this action was based on the continued deterioration of market conditions. On December 10, 2010, Blockbuster Argentina filed for bankruptcy protection. We recognized a $19.3 million loss on the dissolution of this subsidiary, including a $19.1 million foreign currency translation loss. The operations of Blockbuster Argentina have been classified as discontinued operations, and its results of operations are reflected under “Income (loss) from discontinued operations” in our consolidated financial statements.

Income (loss) from discontinued operations. The operations and gains and losses discussed above of Ireland and Argentina have been classified as discontinued operations. Additionally, our consolidated financial statements and related notes have been adjusted to reflect these entities as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Revenues	$5.9	$110.6
Income (loss) before income taxes	$(26.3)	$(44.4)
Benefit (provision) for income taxes (Note 10)	—	(0.2)

Income (loss) from discontinued operations	$(26.3)	$(44.6)

Note 15—Segment and Geographic Information

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

	Domestic	International	Unallocated Corporate	Total
Fiscal year ended January 2, 2011
Revenues	$2,125.9	$1,114.8	$—	$3,240.7
Operating income (loss)	(24.5)	19.6	(123.3)	(128.2)
Depreciation and intangible amortization	76.1	21.9	8.9	106.9
Impairment of long-lived assets	22.2	—	—	22.2
Net capital expenditures	15.9	5.1	2.6	23.6
Fiscal year ended January 3, 2010
Revenues	$2,857.7	$1,193.4	$—	$4,051.1
Operating income (loss)	(177.1)	(60.7)	(113.5)	(351.3)
Depreciation and intangible amortization	112.4	25.9	5.8	144.1
Impairment of goodwill and other long-lived assets	270.0	99.2	—	369.2
Net capital expenditures	22.3	5.4	4.6	32.3

Geographic Information

Information regarding our operations by geographic area is presented below. We are domiciled in the United States and have international operations in Europe, Latin America, Australia, Canada, Mexico and Asia. Intercompany transactions between geographic areas are not significant.

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Revenues:
United States	$2,125.9	$2,857.7
United Kingdom	396.5	439.4
Canada	372.7	399.1
International—all other	345.6	354.9

Total revenues	$3,240.7	$4,051.1

Long-lived assets(1):
United States	$184.6	$286.4
United Kingdom	23.7	31.1
Canada	18.2	24.2
International—all other	20.0	22.0

Total long-lived assets	$246.5	$363.7

(1)	Includes all non-current assets except deferred tax assets.

Note 16—Condensed Consolidating Financial Statements

Our Senior Subordinated Notes were issued by Blockbuster Inc., which conducts the majority of our domestic operations. All domestic subsidiaries have provided, on a senior subordinated basis, a joint and several guarantee of the Senior Subordinated Notes. Our domestic subsidiaries consist primarily of our distribution center. There are no significant restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. The notes are not guaranteed by our foreign subsidiaries. Additional information regarding our Senior Subordinated Notes is included in Note 9 above.

Blockbuster Inc. and its non-guarantor subsidiaries are parties to various intercompany agreements which affect the amount of operating expenses reported in the following condensed consolidating statements of operations and corresponding amounts in the condensed consolidating balance sheets and condensed consolidating statements of cash flows. Among other things, management fees are charged to the non-guarantor subsidiaries relating to the use of tradenames, information systems and other corporate overhead. An allocation of corporate overhead expenses has also been made to our guarantor subsidiaries. These intercompany amounts are eliminated in consolidation.

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

	Statement of Operations for the Fiscal Year Ended January 2, 2011
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$1,816.0	$—	$614.2	$—	$2,430.2
Merchandise sales	296.4	—	494.6	—	791.0
Other revenues	44.1	47.7	4.5	(76.8)	19.5

	2,156.5	47.7	1,113.3	(76.8)	3,240.7

Cost of sales:
Cost of rental revenues	655.9	—	208.5	—	864.4
Cost of merchandise sold	228.9	—	376.1	—	605.0

	884.8	—	584.6	—	1,469.4

Gross profit	1,271.7	47.7	528.7	(76.8)	1,771.3

Operating expenses:
General and administrative	1,233.1	47.7	493.3	(76.8)	1,697.3
Advertising	50.6	—	22.5	—	73.1
Depreciation and intangible amortization	85.0	—	21.9	—	106.9
Impairment of goodwill and other long-lived assets	22.2	—	—	—	22.2

	1,390.9	47.7	537.7	(76.8)	1,899.5

Operating income (loss)	(119.2)	—	(9.0)	—	(128.2)
Interest (expense) income, net	(93.5)	—	—	—	(93.5)
Other items, net	(3.1)	—	0.2	—	(2.9)

Income (loss) before reorganization items and income taxes	(215.8)	—	(8.8)	—	(224.6)
Reorganization items, net	(9.7)	—	—	—	(9.7)
Provision for income taxes	(2.2)	—	(5.2)	—	(7.4)
Equity in income (loss) of affiliated companies, net of tax	(20.9)	—	—	20.9	—

Income (loss) from continuing operations	(248.6)	—	(14.0)	20.9	(241.7)
Income (loss) from discontinued operations, net of tax	(19.4)	—	(6.9)	—	(26.3)

Net income (loss)	$(268.0)	$—	$(20.9)	$20.9	$(268.0)

	Statement of Operations for the Fiscal Year Ended January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Revenues:
Rental revenues	$2,419.1	$—	$660.5	$—	$3,079.6
Merchandise sales	421.9	—	529.4	—	951.3
Other revenues	48.0	69.7	2.0	(99.5)	20.2

	2,889.0	69.7	1,191.9	(99.5)	4,051.1

Cost of sales:
Cost of rental revenues	910.3	—	219.1	—	1,129.4
Cost of merchandise sold	349.6	—	400.9	—	750.5

	1,259.9	—	620.0	—	1,879.9

Gross profit	1,629.1	69.7	571.9	(99.5)	2,171.2

Operating expenses:
General and administrative	1,443.9	69.9	503.7	(99.5)	1,918.0
Advertising	67.2	—	24.0	—	91.2
Depreciation and intangible amortization	118.2	—	25.9	—	144.1
Impairment of goodwill and other long-lived assets	270.0	—	99.2	—	369.2

	1,899.3	69.9	652.8	(99.5)	2,522.5

Operating income (loss)	(270.2)	(0.2)	(80.9)	—	(351.3)
Interest (expense) income, net	(141.8)	—	1.7	—	(140.1)
Other items, net	(16.1)	—	5.7	—	(10.4)

Income (loss) from continuing operations before income taxes	(428.1)	(0.2)	(73.5)	—	(501.8)
Benefit (provision) for income taxes	(3.2)	—	(8.6)	—	(11.8)
Equity in income (loss) of affiliated companies, net of tax	(85.2)	—	—	85.2	—

Income (loss) from continuing operations	(516.5)	(0.2)	(82.1)	85.2	(513.6)
Income (loss) from discontinued operations, net of tax	(41.7)	—	(2.9)	—	(44.6)

Net income (loss)	$(558.2)	$(0.2)	$(85.0)	$85.2	$(558.2)

	Balance Sheet as of January 2, 2011
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$66.2	$—	$80.3	$—	$146.5
Receivables, net	35.6	—	25.1	—	60.7
Intercompany receivables	30.3	1.0	—	(31.3)	—
Merchandise inventories	100.3	—	142.1	—	242.4
Rental library, net	188.8	—	80.3	—	269.1
Deferred income taxes	—	—	15.1	—	15.1
Prepaid and other current assets	84.3	—	34.0	—	118.3

Total current assets	505.5	1.0	376.9	(31.3)	852.1
Property and equipment, net	118.4	—	47.1	—	165.5
Deferred income taxes	77.0	—	7.9	—	84.9
Investment in subsidiaries	276.2	—	—	(276.2)	—
Intangibles, net	4.8	—	0.4	—	5.2
Restricted cash	34.2	—	0.5	—	34.7
Other assets	37.9	—	3.2	—	41.1

	$1,054.0	$1.0	$436.0	$(307.5)	$1,183.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$148.1	$1.4	$73.5	$—	$223.0
Intercompany payables	—	—	3.7	(3.7)	—
Accrued expenses	193.9	0.5	57.6	—	252.0
Current portion of capital lease obligations	—	—	0.6	—	0.6
Deferred income taxes	77.1	—	9.6	—	86.7

Total current liabilities	419.1	1.9	145.0	(3.7)	562.3
Capital lease obligations, less current portion	—	—	0.1	—	0.1
Other liabilities	12.1	—	13.8	—	25.9
Liabilities subject to compromise	1,174.8	—	—	(27.6)	1,147.2

	1,606.0	1.9	158.9	(31.3)	1,735.5
Total stockholders’ equity (deficit)	(552.0)	(0.9)	277.1	(276.2)	(552.0)

	$1,054.0	$1.0	$436.0	$(307.5)	$1,183.5

	Balance Sheet as of January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Assets
Current assets:
Cash and cash equivalents	$125.8	$0.5	$62.4	$—	$188.7
Receivables, net	53.3	—	26.1	—	79.4
Intercompany receivables	—	1.6	15.9	(17.5)	—
Merchandise inventories	149.3	—	149.2	—	298.5
Rental library, net	246.4	—	94.3	—	340.7
Deferred income taxes	—	—	13.6	—	13.6
Prepaid and other current assets	100.5	—	38.6	—	139.1

Total current assets	675.3	2.1	400.1	(17.5)	1,060.0
Property and equipment, net	187.4	—	62.0	—	249.4
Deferred income taxes	105.6	—	9.0	—	114.6
Investment in subsidiaries	283.9	—	—	(283.9)	—
Intangibles, net	7.1	—	0.6	—	7.7
Restricted cash	58.0	—	0.5	—	58.5
Other assets	46.4	—	1.7	—	48.1

	$1,363.7	$2.1	$473.9	$(301.4)	$1,538.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$207.3	$2.5	$91.0	$—	$300.8
Intercompany payables	17.5	—	—	(17.5)	—
Accrued expenses	334.4	0.4	72.9	—	407.7
Current portion of long-term debt	101.6	—	—	—	101.6
Current portion of capital lease obligations	5.7	—	0.4	—	6.1
Deferred income taxes	105.6	—	13.0	—	118.6

Total current liabilities	772.1	2.9	177.3	(17.5)	934.8
Long-term debt, less current portion	836.0	—	—	—	836.0
Capital lease obligations, less current portion	19.9	—	—	—	19.9
Other liabilities	50.0	—	11.9	—	61.9

	1,678.0	2.9	189.2	(17.5)	1,852.6
Total stockholders’ equity (deficit)	(314.3)	(0.8)	284.7	(283.9)	(314.3)

	$1,363.7	$2.1	$473.9	$(301.4)	$1,538.3

	Statement of Cash Flows for the Year Ended January 2, 2011
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$(30.8)	$(0.5)	$42.1	$—	$10.8

Investing activities:
Capital expenditures	(18.5)	—	(5.1)	—	(23.6)
Change in restricted cash	23.8	—	—	—	23.8
Proceeds from sales of property and equipment	1.3	—	0.1	—	1.4
Other investing activities	—	—	(0.2)	—	(0.2)

Net cash flow provided by (used in) investing activities	6.6	—	(5.2)	—	1.4

Financing activities:
Proceeds from DIP credit agreement	93.8	—	—	—	93.8
Repayments on DIP credit agreement	(93.8)	—	—	—	(93.8)
Repayments on senior secured notes	(45.0)	—	—	—	(45.0)
Debt Financing Costs	(4.6)	—	—	—	(4.6)
Capital lease payments	(4.7)	—	(0.4)	—	(5.1)
Intercompany loans	18.9	—	(18.9)	—	—

Net cash flow provided by (used in) financing activities	(35.4)	—	(19.3)	—	(54.7)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	(59.6)	(0.5)	17.9	—	(42.2)
Cash and cash equivalents at beginning of year	125.8	0.5	62.4	—	188.7

Cash and cash equivalents at end of year	$66.2	$—	$80.3	$—	$146.5

	Statement of Cash Flows for the Year Ended January 3, 2010
	Blockbuster Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Blockbuster Inc.
Net cash provided by (used in) operating activities	$55.1	$0.4	$(26.2)	$—	$29.3

Investing activities:
Capital expenditures	(26.9)	—	(5.4)	—	(32.3)
Change in restricted cash	(58.0)	—	(0.5)	—	(58.5)
Proceeds from sales of property and equipment	1.6	—	—	—	1.6
Proceeds from sales of store operations	—	—	13.2	—	13.2
Other investing activities	0.8	—	0.3	—	1.1

Net cash flow provided by (used in) investing activities	(82.5)	—	7.6	—	(74.9)

Financing activities:
Proceeds from credit agreements	634.5	—	—	—	634.5
Repayments on credit agreements	360.0	—	21.4	—	381.4
Repayments on credit agreements	(841.0)	—	(23.4)	—	(864.4)
Cash dividends	(2.8)	—	—	—	(2.8)
Debt Financing Costs	(65.2)	—	(0.5)	—	(65.7)
Capital lease payments	(10.3)	—	(0.3)	—	(10.6)
Intercompany loans	(14.5)	—	14.5	—	—

Net cash flow provided by (used in) financing activities	60.7	—	11.7	—	72.4

Effect of exchange rate changes on cash	—	—	7.0	—	7.0

Net increase (decrease) in cash and cash equivalents	33.3	0.4	0.1	—	33.8
Cash and cash equivalents at beginning of year	92.5	0.1	62.3	—	154.9

Cash and cash equivalents at end of year	$125.8	$0.5	$62.4	$—	$188.7

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

I.	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of January 2, 2011. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) were effective to provide reasonable assurance as of January 2, 2011.

II.	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process, under the supervision of our Principal Executive Officer and Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this evaluation, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of January 2, 2011.

III.	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by this item regarding our executive officers is set forth under the caption “Directors and Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Compliance

Section 16(a) of the Exchange Act and related rules of the SEC require our directors, our executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership (“Section 16(a) reports”) with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. As with many public companies, we provide assistance to our directors and executive officers in making their Section 16(a) reports pursuant to powers of attorney granted by them. To our knowledge, based solely on our review of the copies of Section 16(a) reports received by us with respect to fiscal 2010, including those reports that we have filed on behalf of our directors and executive officers pursuant to powers of attorney, and written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, our executive officers and persons who own more than 10% of a registered class of our equity securities have been satisfied.

Code of Ethics and Other Governance Information

Our Code of Ethics, which applies to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is available in print, without charge, upon written request to Blockbuster Inc., Attn: Investor Relations, 2100 Ross Avenue, Suite 2100, Dallas, TX 75201. As a result of the Asset Sale and the ongoing process of winding up our business, we do not currently have the capability for compliance with the rules of the New York Stock Exchange and the SEC for disclosing any future amendments to our Code of Ethics, or waivers from our Code of Ethics for our Principal Executive Officer and Principal Financial Officer, by posting such information on a Company website.

Item 11.	Executive Compensation

Compensation of the Named Executive Officers

As discussed in Part I of this Form 10-K, on April 26, 2011, all of the Company’s executive officers, including the Named Executive Officers either resigned or were terminated from employment with the Company in connection with the Asset Sale.

For fiscal 2010, the principal components of compensation for the named executive officers were:

•	base salary;

•	discretionary annual bonus, as applicable;

•	outstanding long-term equity compensation; and

•	perquisites and other personal benefits.

Except where it is appropriate to discuss an element of a particular named executive officer’s compensation separately, the following is an aggregated discussion of the elements of compensation for each of the named executive officers having an employment agreement.

Compensation of the Chief Executive Officer

Mr. Keyes’ fiscal 2010 compensation was principally established by the terms of his employment agreement, which were recommended by the Compensation Committee and approved by the Board in connection with our hiring of Mr. Keyes in 2007, and which was amended and restated in July 2010. During its review and analysis of Mr. Keyes’ employment agreement, the Compensation Committee and the Board consulted with Lyons, Benenson regarding Mr. Keyes’ compensation. Lyons, Benenson provided the Compensation Committee and the Board with calculations of the present value of Mr. Keyes’ compensation package and assisted the Compensation Committee and the Board in comparing Mr. Keyes’ compensation package to compensation packages of executives at other companies (including Barnes & Noble, Inc., Borders Group, Inc., Dollar General, Family Dollar Stores, Inc., Foot Locker, Inc., GameStop, Limited Brands, Inc., Movie Gallery, Netflix, Inc., Office Depot, Inc., RadioShack Corporation, The TJX Companies, Inc. and YUM! Brands, Inc.).

2007 Employment Agreement

As part of its deliberations in establishing Mr. Keyes’ compensation package in 2007, the Compensation Committee and the Board considered the importance of aligning Mr. Keyes’ interests with the interests of our stockholders and, to that end, allocated a large portion of Mr. Keyes’ compensation to stock option awards equal to 4% of our outstanding Class A common stock and Class B common stock, providing that one-third of such stock options will be exercisable at the fair market value of our stock on the date of grant of the options and the remaining awards at escalating exercise prices of at least 15% above the fair market value of our stock at such time. We also granted Mr. Keyes $3,000,000 of restricted share units that vested in July 2010 and required that he purchase $3,000,000 worth of our common stock shortly after commencement of his employment. The Compensation Committee and the Board believed that weighting Mr. Keyes’ compensation package heavily with equity awards and requiring him to invest a significant amount of his own funds in our common stock would align Mr. Keyes’ interests with the interests of our stockholders by motivating him to increase stockholder value and rewarding him when stockholder value increases. Taking into account the input from Lyons, Benenson and the goals for alignment with stockholder interests, the Board approved the various components of compensation in Mr. Keyes’ employment agreement, including salary (to address market data and provide a base level of compensation), bonus (to address a pay-for-performance component) and stock options and restricted share units (to address alignment with stockholder interests). In addition, Mr. Keyes’ employment agreement originally provided that his bonus each year would be paid in fully vested shares of Class A common stock to further align Mr. Keyes’ interests with the interests of our stockholders. The market data analysis from Lyons, Benenson showed that the base salary component of Mr. Keyes’ compensation was at the 11th percentile of market practice, which placed it 25% below the market median. Because Mr. Keyes’ base salary is below the market median, we have greater flexibility to place additional emphasis on variable compensation, which is consistent with our compensation program objectives. The market data analysis also indicated that Mr. Keyes’ annual bonus opportunity was at the 16th percentile of market practice, which placed it at 43% of the market median. The present value of Mr. Keyes’ equity compensation grants when awarded registered at the 86th percentile of market practice or 258% of the market median. This significant allocation of his compensation to equity awards emphasized the importance increasing stockholder value. For Mr. Keyes’ total compensation package to actually exceed the market median for similarly situated officers of our competitors, the value of our stock must have outperformed the equity of our competitors. The recent, broad-based decline in equity values across the market, including the decline in the price of our stock, has significantly reduced the present and future value of Mr. Keyes’ compensation package.

The Compensation Committee and the Board also reviewed the potential effect on, and cost to us of, severance and change-in-control scenarios under Mr. Keyes’ employment agreement. In particular, the Compensation Committee and the Board believed that several facets of Mr. Keyes’ employment agreement, including that Mr. Keyes would forfeit all of his unvested stock options in the event that his employment is terminated by us without cause and that accelerated vesting of his equity awards in connection with a change-in-control of us would be based on how long after the commencement of his employment that such a transaction occurred, were more favorable to our stockholders than arrangements at many other companies.

2010 Amended and Restated Employment Agreement

Effective June 30, 2010, the Company and Mr. Keyes entered into an amended and restated employment agreement that governed the terms of Mr. Keyes’ employment with the Company going forward. The amended and restated employment agreement extended the term of Mr. Keyes’ employment agreement for one year to June 30, 2011. The amended and restated employment agreement did not increase the annual rate of Mr. Keyes’s base salary, but provided that Mr. Keyes would participate in the Company’s Senior Executive Annual Performance Bonus Plan and that his target annual cash performance bonus would be equal to 100% of his base salary. The annual bonus actually payable to Mr. Keyes could have ranged from 0% to 300% of the target bonus based on actual performance achievement relative to the applicable performance goals. The amended and restated employment agreement also provided Mr. Keyes with a retention bonus arrangement that consisted of both cash and equity features. The cash portion of the retention bonus was equal to $650,000, which would have been payable to Mr. Keyes on June 30, 2011, had he remained employed on that date (or payable sixty days following his employment termination date if Mr. Keyes’ employment is terminated prior to June 30, 2011 by the Company without “cause,” due to his death or disability or by Mr. Keyes for “good reason”). The equity portion of the retention bonus consisted of an award of 1,250,000 shares of the Company’s Class A common stock, which would have been issued to Mr. Keyes on June 30, 2011 under the Company’s Long-Term Management Incentive Plan, if he remained employed by the Company on that date (or was terminated prior to June 30, 2011 by the Company without “cause,” due to his death or disability or by him for “good reason,” in which case the shares would be delivered to Mr. Keyes within 60 days of his termination date). However, in the event shares of the Company’s Class A common stock are not publicly traded on the date the equity award became due, Mr. Keyes would be entitled to receive a cash payment equal to $500,000 on June 30, 2011, as long as he was employed by the Company on that date (or on the date that is sixty days following the date his employment is terminated by the Company without “cause,” due to his death or disability or by him for “good reason”). The amended and restated employment agreement also extended the term of Mr. Keyes’ outstanding stock options to seven years, but otherwise did not affect Mr. Keyes’ options (except as described below in the event of certain terminations of Mr. Keyes’ employment).

The amended and restated employment agreement revised the good reason termination trigger in Mr. Keyes’ agreement, which would have allowed Mr. Keyes to leave the employment of the Company for good reason if his title, duties or responsibilities are significantly reduced or his base salary or annual target bonus opportunity were materially reduced, provided certain notice and cure requirements were satisfied. Upon a termination of employment by Mr. Keyes for good reason or by the Company without cause, the amended and restated employment agreement provided that Mr. Keyes would be entitled to receive: (i) accrued but unpaid base salary and vacation time, (ii) pro-rata vesting of any outstanding equity awards held by Mr. Keyes that are subject solely to time-based vesting conditions, (iii) the ability to exercise his vested stock options in accordance with our Long-Term Management Incentive Plan, (iv) a pro-rata annual performance bonus for the fiscal year in which the termination of employment occurs, (v) a lump sum payment equal to 24 months’ worth of Mr. Keyes’ base salary, and (vi) continued health plan eligibility for Mr. Keyes, his spouse and his eligible dependents for 24 months or, if earlier, until Mr. Keyes is eligible for comparable coverage under the plan of a subsequent employer. The non-compete restrictions in Mr. Keyes’ amended and restated employment agreement were revised so that they continue to apply for a one year period following termination of Mr. Keyes’ employment even if he is terminated involuntarily. Mr. Keyes’ employment was terminated on April 26, 2011 in connection with the closing of the Asset Sale.

Summary Compensation Table

The following table provides information concerning the compensation of our named executive officers for the 2009 and 2010 fiscal years. Compensation information for each named executive officer for the fiscal year of hire is prorated from the date of employment. In accordance with SEC rules, information for 2009 is not provided for Mr. McGill because he was not employed by the Company until September 2010. Mr. Casey resigned as our Executive Vice President and Chief Financial Officer effective as of September 11, 2010. Mr. McGill assumed his responsibilities as Executive Vice President and Chief Financial Officer on September 7, 2010.

For a discussion of the material terms of each named executive officer’s employment agreement, please refer to “—Narrative Discussion to Summary Compensation and Grants of Plan-Based Awards Tables—Employment Agreements” below. Fiscal 2010 compensation for the named executive officers consisted of salary, bonus and other compensation.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (4) ($)	Total ($)
James W. Keyes Chairman of the Board and Chief Executive Officer	2010 2009	750,000 750,000	— 400,000	— —	— —	— —	— —	— —	750,000 1,150,000
Thomas M. Casey Former Executive Vice President and Chief Financial Officer	2010 2009	406,892 519,231	300,000 516,500	75,000	— —	— —	—	— 143,841	706,892 1,254,572
Dennis McGill Executive Vice President and Chief Financial Officer	2010	145,385	—	—	—	—	—	—	145,385
Kevin Lewis Senior Vice President, Digital Media	2010 2009	377,404 343,269	147,333 150,000	74,250 —	— —	— —	— —	— 86,649	598,987 579,918
Thomas Kurrikoff Senior Vice President, International Operations	2010 2009	377,512 342,692	144,667 106,260	— 26,906	—	— —	— —	— —	522,179 475,858

(1)	In May 2010, in connection with the amendment and restatement of his employment agreement and pursuant to the terms thereof, Mr. Casey received a $200,000 cash bonus and in September 2010, Mr. Casey received a $100,000 cash retention bonus. Mr. Casey’s retention bonus was awarded pursuant to the terms of his May 17, 2010 employment agreement, as amended by the terms of his separation agreement dated September 7, 2010. Bonus payments for Mr. Lewis and Mr. Kurrikoff were awarded pursuant to the terms of the Key Employee Retention Bonus Plan as approved by the Board in March 2010 and subsequently amended.

(2)	Amounts reported for stock awards represent the aggregate grant date fair value of restricted share unit awards granted under the Compensation Plan. Additional detail regarding the assumptions made in the valuation of our stock awards is included in the footnotes to our audited financial statements for the fiscal year ended January 2, 2011, filed with this 10-K. For Mr. Lewis, in accordance with grant terms, one-third of the grant vested on March 23, 2011 and the remaining two-thirds of the grant was terminated and forfeited in their entirety upon termination of Mr. Lewis’s employment.
(3)	Amounts reported for option awards represent the aggregate grant date fair value of stock option awards granted under the Compensation Plan, computed in accordance with FASB ASC Topic 718. Refer to the section of Part III of this Annual Report below entitled “—Outstanding Equity Awards at 2010 Fiscal Year-End” for option exercise prices. The closing market price of our Class A common stock on December 31, 2010 was $0.16, which is substantially lower than the minimum option exercise prices for each named executive officer’s option award, thereby substantially reducing the present and future value of the options granted to the named executive officers.
(4)	Perquisites received by the named executive officers during fiscal 2010, which consist primarily of executive physical costs, car allowance and costs for auto insurance (through the second quarter of fiscal 2010 when payments for auto insurance were discontinued), were less than $10,000 for each executive. Amounts for 2009 for Mr. Casey and Mr. Lewis include payment of relocation expenses of $140,241 and $86,649, respectively.

Employment Agreements

We entered into employment agreements with Mr. Keyes, Mr. Kurrikoff and Mr. Lewis. Mr. McGill did not have an employment agreement and was employed as an at-will employee. The amended and restated employment agreement with Mr. Casey was for a term from May 17, 2010 through September 7, 2010. The employment agreement with Mr. Lewis was for a one-year term and automatically renewed for additional one-year periods each January 5 unless otherwise terminated. The employment agreement with Mr. Kurrikoff was for a two-year term and automatically renewed for additional two-year periods each September 13 unless otherwise terminated. The agreements provide the named executive officers with a minimum annual base salary, which is payable in accordance with our normal payroll practices, as follows: (1) for Mr. Keyes, $750,000; (2) for Mr. Casey, $650,000; (3) for Mr. Lewis, $355,000 (increased to $450,000 in August 2010); and (4) for Mr. Kurrikoff, $335,000 (increased to $400,000 in August 2010). The employment agreement with Mr. Casey ceased to be in effect upon the termination of his employment on September 7, 2010 and the employment agreements with Messrs. Keyes, Lewis and Kurrikof ceased to be in effect following termination of their employment on April 26, 2011 in connection with the sale of substantially all of the Company’s assets to DISH. The agreements also provided that the named executive officers were entitled to participate in our Senior Bonus Plan each fiscal year, at the following target bonus award levels: (1) for Mr. Keyes, $500,000, and (2) for Mr. Casey, 60% of base salary; and (3) for Messrs. Lewis and Kurrikoff, 40% of their base salary. The employment agreements also contained certain confidentiality, noncompetition and other restrictive covenants.

Restricted Share Awards

We granted Mr. Lewis 225,000 restricted share units on March 23, 2010 pursuant to the Compensation Plan. The awarded restricted share units vested over a three-year period, with one-third of the award vesting on each anniversary date of the award date, provided that Mr. Lewis remained continuously employed by the Company through each anniversary date. In accordance with grant terms, one-third of the grant vested on March 23, 2011 and the remaining two-thirds of the grant was terminated and forfeited in their entirety upon termination of Mr. Lewis’s employment.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information related to the outstanding equity awards held by each of our named executive officers at January 2, 2011.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised but Exercisable Options	Number of Securities Underlying Unexercised and Unexercisable Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
James W. Keyes	1,725,677	862,839	4.485	7/2/2012	—	—
	1,150,452	575,226	5.1578	7/2/2012	—	—
	1,150,451	575,226	5.9314	7/2/2012	—	—
	1,150,451	575,225	6.8211	7/2/2012	—	—
Thomas M. Casey	—	—	—	—	—	—
Dennis McGill	—	—	—	—	—	—
Kevin Lewis	—	—	—	—	337,139	47,199
Thomas Kurrikoff	—	—	—	—	249,770	34,968

(1)	These amounts are with respect to securities underlying options to purchase our Class A common stock. The stock options vest over a three-year period, with one-third of the stock options vesting on each anniversary of the commencement date of the named executive officer’s employment, provided the named executive officer remains continuously employed through each anniversary date, unless in the case of Mr. Keyes, Mr. Keyes’ employment terminates earlier under certain circumstances or we experience certain corporate transactions. All options for Mr. Keyes and Mr. Casey terminated upon termination of their employment with the Company on April 26, 2011 and September 11, 2010, respectively.
(2)	These amounts represent restricted share units awarded to Mr. Lewis and Mr. Kurrikoff pursuant to the Compensation Plan. The restricted share units would vest in full on the third anniversary of the grant date unless their employment terminates earlier under certain circumstances. Once vested, the restricted share units would be settled for the number of shares of Class A common stock underlying the restricted share units. As a result of the termination of Mr. Lewis’s and Mr. Kurrikoff’s employment on April 26, 2011 all such restricted share units terminated without vesting.
(3)	These amounts were calculated by multiplying $0.14, the closing market price of our Class A common stock on January 3, 2011 (the market was closed on January 2, 2011), by the number of restricted share units listed in the foregoing column. All of Mr. Lewis’s and Mr. Kurrikoff’s restricted share units terminated upon termination of their employment with the Company on April 26, 2011.

Fiscal 2010 Non-Employee Director Compensation

The following table provides information related to the compensation of our non-employee directors for fiscal 2010.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3)(4) ($)	Total ($)
Edward Bleier	127,860	135,869	263,729
Robert A. Bowman	107,308	42,808	150,116
Jackie M. Clegg	71,776	42,808	114,584
James W. Crystal	16,473	42,808	59,281
Kathleen Dore	28,867	141,081	169,948
Gary J. Fernandes	86,410	630,270	716,680
Jay Fitzsimmons	57,740	141,081	198,821
Jules Haimovitz	74,035	270,622	344,657
Carl C. Icahn	46,473	0	46,473
Gregory S. Meyer	18,199	141,081	159,280
Strauss Zelnick	196,173	135,869	332,042

Mr. Bowman and Mr. Crystal did not stand for re-election as a director at the Company’s annual meeting in June 2010 and their terms as directors ended on that date. Ms. Clegg resigned as a director on March 5, 2010 and Mr. Icahn resigned as a director on January 28, 2010.

(1)	The amounts in this column represent fees earned or paid in cash for services as a director during fiscal 2010, including the cash portion of the annual retainer fee, lead director fees, committee chairmanship fees and meeting fees incurred in connection with service on the Board or any committee of the Board.
(2)	Amounts reported for stock awards represent the aggregate grant date fair value of awards granted under the Compensation Plan, computed in accordance with FASB ASC Topic 718. Additional detail regarding the assumptions used in the calculation of these amounts are included in footnotes to our audited financial statements for the fiscal year ended January 2, 2011, which are included in this annual report on Form 10-K.
(3)	For the directors’ service during fiscal 2010, the directors received the following equity awards: (a) Mr. Bleier, 135,869 restricted share units; (b) Mr. Bowman, 42,808 restricted share units; (c) Ms. Clegg, 42,808 restricted share units; (d) Mr. Crystal, 42,808 restricted share units; (e) Ms. Dore 141,081 restricted share units; (f) Mr. Fernandes, 632,270 restricted share units; (g) Mr. Fitzsimmons 141,081 restricted share units; (h) Mr. Haimovitz, 270,622 restricted share units; (i) Mr. Meyer 141,081 restricted share units; and (j) Mr. Zelnick, 135,869 restricted share units.
(4)	The aggregate number of stock awards outstanding for each of our non-employee directors at January 2, 2011 was as follows: (a) Mr. Bleier held 296,391 shares of our Class A common stock and restricted share units; (b) Mr. Bowman held 161,335 shares of our Class A common stock and restricted share units; (c) Ms. Clegg held 163,494 shares of our Class A common stock and restricted share units; (d) Mr. Crystal held 143,689 shares of our Class A common stock and restricted share units; (e) Ms. Dore 141,081 shares of our Class A common stock and restricted share units; (f) Mr. Fernandes held 1,010,831 shares of our Class A common stock and restricted share units; (g) Mr. Fitzsimmons 141,081 shares of our Class A common stock and restricted share units; (h) Mr. Haimovitz held 586,102 shares of our Class A common stock and restricted share units; (i) Mr. Meyer held 761,081 shares of our Class A common stock and restricted share units; and (j) Mr. Zelnick held 296,381 shares of our Class A common stock and restricted share units.

Standard Compensation Arrangements for Non-Employee Directors

As previously noted, all directors, with the exception of Mr. Fernandes and Mr. Fitzsimmons, resigned on April 26, 2011. The Nominating/Corporate Governance Committee had the responsibility for recommending to the Board the form and amount of compensation for non-employee directors, which included cash and stock-based incentives but did not include a retirement plan. Employee directors were paid no additional compensation for their services as directors. Non-employee directors received the following compensation for their services on the Board:

•

Annual Retainer Fee. Effective July 1, 2007, the Board’s annual retainer fee was set at $125,000. Of the $125,000, $62,500 was paid in restricted share units, settleable on a one-for-one basis in shares of our Class A common stock upon the later of a certain date selected by the director or the director’s termination of service. The restricted share units were fully vested and non-forfeitable on the date of grant but were non-transferable, except pursuant to a domestic relations order if allowed by law. The other $62,500 was paid in cash. The value of the equity portion of the retainer fee was determined semi-annually as soon as practicable on or after January 1 and July 1 based on the closing price of a share of Class A common stock on the date the restricted share unit is issued. The cash portion of the retainer fee was paid semi-annually on approximately June 30 and December 31. Retainer fees were subject to pro-ration with respect to any director who did not serve in such capacity for a complete semi-annual period. Mr. Fernandes received an additional annual cash fee of $10,000 for serving as the Board’s lead independent director.

•

Retainer Fee for Committee Chairs. The annual cash retainer fee for (1) the Chair of the Audit Committee is $10,000, (2) the Chair of the Compensation Committee is $7,500, and (3) the Chair of the Nominating/Corporate Governance Committee was $7,500. Retainer fees for committee chairs were paid semi-annually on approximately June 30 and December 31 and were subject to pro-ration with respect to any director who did not serve in such capacity for a complete semi-annual period.

•

Meeting Fees. Directors were paid $2,000 in cash for each meeting of the Board in which they participated (whether in person or by telephone) and $1,000 in cash for each committee meeting attended if such meeting was held on a different day from the day of a meeting of the Board.

•	Reimbursement. Directors were also reimbursed for their expenses incurred in connection with their service on the Board or any committee of the Board.

The restricted share units granted to our non-employee directors were issued pursuant to the Compensation Plan. Our non-employee directors were allowed to make annual elections to defer some or all of each following year’s cash compensation (or in the case of new directors, current year cash compensation) into additional restricted share units.

Non-employee directors also received additional fees from time to time for site visits, attending business meetings to which a director is invited as our representative or serving on any special Board committees. To the extent applicable, any such additional fees were determined by us on a case-by-case basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Tables

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the number of shares of Class A common stock and Class B common stock beneficially owned by (1) each current Blockbuster director, (2) the “named executive officers,” which, for purposes of this proxy statement, include our former executive officers James W. Keyes, Thomas M. Casey, Dennis McGill, Kevin Lewis, and Thomas Kurrikoff; (3) our only current executive officer Bruce W. Lewis; and (4) all current Blockbuster directors and executive officers as a group. Each of Blockbuster’s directors and Mr. Bruce Lewis may be reached at 2100 Ross Avenue, 21st floor, Dallas, TX 75201. Except as otherwise noted, (1) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, and (2) ownership is as of April 26, 2011. As of April 26, 2011, there were 148,483,065 shares of Class A common stock outstanding and 72,000,000shares of Class B common stock outstanding.

Beneficial Holders of 5% or More of Class A or Class B Common Stock

Name	Title of Equity Securities	Number of Outstanding Shares (1)	Number of Shares Underlying Options or Conversion Rights(2)	Percent of Class(3)
Gary Fernandes	Class A Common Class B Common	630,270 —	— —	* —
Joseph Fitzsimmons	Class A Common Class B Common	141,081 —	— —	* —
James W. Keyes	Class A Common Class B Common	1,382,540 —	5,177,031 —	4.4 —
Thomas M. Casey	Class A Common Class B Common	— —	— —	— —
Dennis McGill	Class A Common Class B Common	— —	— —	— —
Kevin Lewis	Class A Common Class B Common	337,139 —	— —	* —
Thomas Kurrikoff	Class A Common Class B Common	249,139 —	— —	* —
Bruce W. Lewis	Class A Common Class B Common	6,495 —	— —	* —
All current Company officers and directors as a group (three)	Class A Common Class B Common	771,351 —	— —	* —

*	Represents less than 1% of the outstanding common stock of the class.

(1)	The shares reported in this column include restricted share units held by our directors on April 26, 2011 that are vested but not settleable until the later of a date certain selected by the director or the director’s termination of service.
(2)	Amounts indicated reflect shares subject to stock options or conversion rights that, on April 26, 2011, were unexercised or unconverted but were exercisable or convertible for shares of Class A common stock within a period of 60 days from that date. These shares are excluded from the Number of Outstanding Shares column.
(3)	Percentages are calculated based on the outstanding shares of Class A common stock or Class B common stock, as appropriate, as of April 26, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Annual written questionnaires are used to gather input to assist the Nominating/Corporate Governance Committee and the Board in their determinations of the independence of the non-employee directors. In addition, our Corporate Governance Guidelines require that directors notify the Chair of the Nominating/Corporate Governance Committee (or, in the case of the Chair of the Nominating/Corporate Governance Committee, another member of such Committee), as soon as reasonably practicable, in the event that such director’s personal circumstances change or are anticipated to change in a manner that may affect the Board’s evaluation of such director’s independence.

Based on the foregoing and on such other due consideration and diligence as it deemed appropriate, the Nominating/Corporate Governance Committee presented its findings to the Board on the independence of each of our directors. The Board determined that, other than Mr. Keyes, each of our directors was independent under applicable NYSE listing standards. The Board further determined that, other than in their capacity as directors, none of the Company’s non-employee directors had a material relationship with Blockbuster, either directly or as a partner, stockholder or officer of an organization that has a relationship with Blockbuster.

In making such determinations, the Board considered the following transactions, relationships or arrangements:

Edward Bleier. Mr. Bleier, previously an executive with Warner Bros. Entertainment Inc. (“Warner Bros.”) in New York, is provided with access to certain office space and related services, but not any compensation, by his former employer. Warner Bros. was one of our many suppliers of movie inventory. In light of the limited nature of these office services provided to Mr. Bleier, the Board determined that these services did not impair his independence under applicable NYSE standards. Mr. Bleier resigned from the Board on April 26, 2011.

Robert A. Bowman. On April 18, 2007, Mr. Bowman was appointed to the board of directors of Take-Two Interactive Software, Inc. (“Take-Two”), a global publisher, developer and distributor of interactive games software, hardware and accessories and a party to commercial transactions with Blockbuster. The Board determined that Mr. Bowman’s appointment to the Take-Two board of directors did not impair his independence under applicable NYSE standards and under the heightened standards of independence applicable to audit committee members contained in Rule 10A-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Mr. Bowman did not stand for reelection at the Company’s annual meeting of stockholders in 2010.

James. W. Crystal. We entered into a Broker Service Agreement, effective as October 1, 2009, with Frank Crystal & Company whereby Frank Crystal & Company would serve as our exclusive insurance broker of record through October 1, 2010. Mr. Crystal is Chairman and Chief Executive Officer of Frank Crystal & Company. We paid Frank Crystal & Company a service fee of $119,500 under the Broker Service Agreement.

The Board has determined that our arrangement with Frank Crystal & Company did not impair Mr. Crystal’s independence under applicable NYSE standards. However, the Board determined that as a result of the arrangement, (1) while Mr. Crystal technically met the heightened standards of independence applicable to audit committee members contained in Rule 10A-3 promulgated under the Exchange Act, the Board preferred that he not serve as a member of the Audit Committee due to this relationship, and (2) while Mr. Crystal met the heightened standards of independence applicable to compensation committee members contained in Rule 16b-3 promulgated under the Exchange Act, he did not meet the heightened standards of independence applicable to compensation committee members contained in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Mr. Crystal did not stand for reelection at the Company’s annual meeting of stockholders in 2010.

Gary J. Fernandes. Mr. Fernandes holds a general partner interest and a limited partner interest in two real estate limited partnerships that each lease one retail building to Blockbuster. Because the transactions between Blockbuster and the limited partnerships were at arms length, Mr. Fernandes had no direct involvement with any such transactions, and the transactions in question involved only two of Blockbuster’s thousands of domestic leases, the Board determined that Mr. Fernandes’ independence was not impaired under applicable NYSE standards and that he satisfied the heightened standards of independence applicable to audit committee members under Rule 10A-3 promulgated under the Exchange Act and compensation committee members under Rule 16b-3 promulgated under the Exchange Act and Section 162(m) of the Code.

James W. Keyes. Mr. Keyes served as our Chief Executive Officer until April 26, 201 and during that time was thereby precluded from qualifying as an independent director under applicable NYSE standards. In addition, pursuant to Blockbuster’s 2007 employment agreement with Mr. Keyes, Blockbuster had agreed to reimburse Mr. Keyes for specified expenses related to Mr. Keyes’ use of his personal aircraft for travel related to Blockbuster’s business. During fiscal 2009, Blockbuster paid an aggregate of $225,446 related to use by Mr. Keyes of his personal aircraft for travel related to Blockbuster’s business to (1) a third party charter management company (in which Mr. Keyes has no ownership interest) with which Blockbuster has made arrangements for the use by Mr. Keyes of Mr. Keyes’ personal aircraft for travel related to Blockbuster’s business and (2) an entity or entities controlled by Mr. Keyes. The Board determined that these reimbursements constituted related party transactions under applicable rules of the SEC. In accordance with the Board’s policies and procedures relating to its review, approval or ratification of related party transactions, and taking into account various factors set forth in such policies and procedures (in each case as more fully described below), the disinterested members of the Board ratified and approved the reimbursements. These reimbursement provisions were not included in Mr. Keyes 2010 amended and restated employment and thus there were no such reimbursements in 2010.

Strauss Zelnick. On March 29, 2007, Mr. Zelnick was appointed chairman of the board of directors of Take-Two, and on February 15, 2008, Take-Two announced the appointment of Mr. Zelnick as executive chairman. In addition, ZelnickMedia Corporation (“ZelnickMedia”), of which Mr. Zelnick is a founder and principal owner, entered into a management agreement with Take-Two on March 30, 2007, as amended on July 26, 2007 and February 14, 2008, pursuant to which ZelnickMedia provides financial and management consulting services to Take-Two. Mr. Zelnick is entitled during the term of the management agreement to serve as executive chairman of Take-Two’s board of directors and will also have the authority during such term to hire and/or terminate the chief executive officer and chief financial officer of Take-Two, subject to the approval of Take-Two’s compensation committee. Also during the term of the management agreement, ZelnickMedia will receive a monthly management fee of $208,333, an annual bonus of up to $2,500,000 upon the achievement by Take-Two of certain performance thresholds, an option to purchase a number of shares of Take-Two equal to 2.5% of the outstanding common stock of Take-Two on a fully diluted basis (which vest in equal monthly installments over three years) and shares of restricted common stock of Take-Two. In fiscal 2009 and 2010 Blockbuster and its subsidiaries paid Take-Two approximately $6.2 million and $2.0 million, respectively, pursuant to Blockbuster’s commercial arrangements with Take-Two.

The Board determined that Mr. Zelnick’s and ZelnickMedia’s relationships with Take-Two did not impair Mr. Zelnick’s independence under applicable NYSE standards. However, the Board has determined that as a result of these relationships, (1) while Mr. Zelnick technically met the heightened standards of independence applicable to audit committee members contained in Rule 10A-3 promulgated under the Exchange Act, the Board preferred that he not serve as a member of the Audit Committee due to this relationship, and (2) Mr. Zelnick did not meet the heightened standards of independence applicable to compensation committee members contained in Rule 16b-3 promulgated under the Exchange Act and in Section 162(m) of the Code. Further, the Board has determined that Blockbuster’s transactions with Take-Two constitute related party transactions under applicable rules of the SEC. In accordance with the Board’s policies and procedures relating to its review, approval or ratification of related party transactions, and taking into account various factors set forth in such policies and procedures, the disinterested members of the Board ratified and approved Blockbuster’s transactions with Take-Two. Mr. Zelnick resigned from the Board on April 26, 2011.

Carl C. Icahn. In evaluating Mr. Icahn’s independence, the Board considered Blockbuster’s arrangement with Icahn Sourcing, LLC (“Icahn Sourcing”), an entity formed and controlled by Mr. Icahn to leverage the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. Blockbuster is a member of Icahn Sourcing’s buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing did not guarantee that Blockbuster will purchase any goods, services or property from any such vendors, and Blockbuster was under no obligation to do so. Blockbuster did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement, and Icahn Sourcing did not receive any fees or other amounts from the vendors if Blockbuster purchases goods, services or property from the vendors. Blockbuster did not purchase any goods, services or property in fiscal 2009 or 2010 as a member of the buying group. The Board determined that neither Blockbuster’s participation in the buying group nor its acceptance of outsourcing recommendations from Icahn Sourcing impacted Mr. Icahn’s independence because (1) Blockbuster did not pay Icahn Sourcing to be a member of the buying group or for other services or support, (2) Icahn Sourcing did not receive a fee from vendors if Blockbuster purchased goods, services or property from vendors identified by Icahn Sourcing, and (3) any benefit to Mr. Icahn and Blockbuster arising from the buying group arrangement was not material to either Mr. Icahn or Blockbuster. The Board also considered Mr. Icahn’s sizable beneficial ownership of Blockbuster’s common stock and preferred stock at the time and determined that his significant equity beneficial ownership did not constitute a material relationship that impaired his independence under applicable NYSE standards. Mr. Icahn resigned from the Board on January 28, 2010.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The table below sets forth the approximate aggregate fees billed by PricewaterhouseCoopers LLP for audit, audit-related, tax and other professional services provided to Blockbuster in each of the last two fiscal years:

	Fiscal 2010	Fiscal 2009
Audit Fees	$3,554,000	$3,333,000
Audit-Related Fees	169,000	281,000
Tax Fees	54,000	118,000
All Other Fees	5,000	5,000

Total Fees	$3,782,000	$3,737,000

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended January 2, 2011 and January 3, 2010 for professional services rendered for the audit of Blockbuster’s annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for such fiscal years, were approximately $3,554,000 and $3,333,000, respectively.

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended January 2, 2011 and January 3, 2010 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and that therefore are not reported under “—Audit Fees” above, were approximately $169,000 and $281,000, respectively. For fiscal 2010, these services included costs related to due diligence work for the proposed divestiture of certain international operations, audits of the Company’s retirement investment plan and retirement plan for UK employees, and support for the Company’s response to SEC comment letters. For fiscal 2009, these services included costs related to an audit of the Company’s investment plan and due diligence work for the proposed sale of certain of the Company’s European operations.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP in each of the fiscal years ended January 2, 2011 and January 3, 2010 for professional services rendered for tax compliance, tax advice and tax planning were approximately $54,000 and $118,000, respectively. For fiscal 2010 and 2009, these services consisted of tax compliance, tax planning and tax advice with respect to various federal, state, local and international tax returns and tax audits, including tax matters in Ireland and Denmark and matters relating to employees on international assignment.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for each of the fiscal years ended January 2, 2011 and January 3, 2010 for all other fees were approximately $5,000 and $5,000, respectively. For fiscal 2010 and 2009, these fees related to costs associated with various product licenses and associated support.

Pre-Approval Policies and Procedures

The Audit Committee’s charter provides that the Audit Committee has the sole authority and responsibility to pre-approve all audit services and permitted non-audit services to be provided to Blockbuster by its independent auditors and the related fees. Pursuant to its charter, the Audit Committee has established pre-approval policies and procedures for permitted non-audit services.

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

3. Exhibits.

The Exhibit Index on pages 92 through 98 of this Form 10-K lists the exhibits that are filed or furnished, as applicable, as part of this Form 10-K.

EXHIBIT INDEX

We are incorporating certain exhibits listed below by reference from other Blockbuster filings with the Securities and Exchange Commission, which we have identified in parentheses after each applicable exhibit.

Charter Documents

3.1	Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 8, 2004).

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Blockbuster Inc. (see current Report on Form 8-K (001-15153), filed on May 10, 2007).

3.3	Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 8, 2004).

3.4	Amendment to Amended and Restated Bylaws of Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on May 10, 2007).

Instruments Defining Rights of Security Holders

4.1	Specimen Class A Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended September 30, 1999 (001-15153), filed on November 15, 1999).

4.2	Specimen Class B Common Stock Certificate of Blockbuster Inc. (see Quarterly Report on Form 10-Q for the period ended June 30, 2004 (001-15153), filed on August 9, 2004).

4.3	Indenture, dated August 20, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Amendment No. 2 to Registration Statement on Form S-4 (333-116617), as amended, filed on August 24, 2004).

4.4	First Supplemental Indenture, dated December 22, 2004, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

4.5	Certificate of Designations for Blockbuster Inc.’s 7 1/2% Series A Cumulative Convertible Perpetual Preferred Stock (see Current Report on Form 8-K (001-15153), filed on November 15, 2005).

4.6	Indenture, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.7	Form of 11.75% Senior Secured Note due 2014 (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.8	Collateral Agreement, dated as of October 1, 2009, by and among Blockbuster, Inc., the subsidiaries of Blockbuster, Inc. named therein and U.S. Bank National Association, as collateral agent (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

4.9	Second Supplemental Indenture, dated August 9, 2007, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Quarterly Report on Form 10-Q for the period ended October 4, 2009 (001-15153), filed on November 13, 2009).

4.10	Third Supplemental Indenture, dated August 23, 2009, as amended and restated on October 30, 2009, among Blockbuster Inc., the subsidiary guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee, with respect to the 9% Senior Subordinated Notes due 2012 (see Quarterly Report on Form 10-Q for the period ended October 4, 2009 (001-15153), filed on November 13, 2009).

4.11	Plan Support Agreement dated as of September 23, 2010, by and among (i) Blockbuster Inc., on behalf of itself and each of its United States domestic subsidiaries that are guarantors to the Indenture for the 11.75% Senior Secured Notes due 2014 issued by BBI dated as of October 1, 2009 among Blockbuster Inc., as Issuer, the Subsidiary Guarantors party thereto, and U.S. Bank, National Association as trustee; and (ii) certain beneficial owners of the Senior Secured Notes (or advisor, nominee or investment manager for beneficial owner(s). (see Current Report on Form 8-K (001-15153), filed on September 24, 2010).

4.12	Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement dated as of September 23, 2010 between Blockbuster Inc. with the Company’s subsidiaries signatory thereto, the lenders signatory thereto, and Wilmington Trust FSB, as agent. (See Current Report on Form 8-K (001-15153), filed on September 28, 2010).

4.13	First Amendment to Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement dated as of September 23, 2010 between Blockbuster Inc. with the Company’s subsidiaries signatory thereto, the lenders signatory thereto, and Wilmington Trust FSB, as agent. (See Current Report on Form 8-K (001-15153), filed on November 30, 2010).

4.14	First Amendment to Plan Support Agreement dated as of September 23, 2010, by and among (i) Blockbuster Inc., on behalf of itself and each of its United States domestic subsidiaries that are guarantors to the Indenture for the 11.75% Senior Secured Notes due 2014 issued by BBI dated as of October 1, 2009 among Blockbuster Inc., as Issuer, the Subsidiary Guarantors party thereto, and U.S. Bank, National Association as trustee; and (ii) certain beneficial owners of the Senior Secured Notes (or advisor, nominee or investment manager for beneficial owner(s). (see Current Report on Form 8-K (001-15153), filed on December 10,, 2010).

4.15	Second Amendment to Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement dated as of September 23, 2010 between Blockbuster Inc. with the Company’s subsidiaries signatory thereto, the lenders signatory thereto, and Wilmington Trust FSB, as agent. (See Current Report on Form 8-K (001-15153), filed on January 1, 2011).

4.16	Asset Purchase and Sale Agreement dated February 21, 2011 between Blockbuster Inc. as Seller and Cobalt Video Holdco LLC as Purchaser. (See Current Report on Form 8-K (001-15153), filed on February 25, 2011).

4.17	Notice of Event of Default and Termination Letter for Senior Secured, Super-Priority Debtor-in-Possession Revolving Credit Agreement and Carve-Out Trigger Notice. (See Current Report on Form 8-K (001-15153), filed on March 3, 2011).

4.18	Asset Purchase and Sale Agreement dated April 6, 2011 between Blockbuster Inc. as Seller and DISH Network Corporation as Purchaser. (See Current Report on Form 8-K (001-15153), filed on April 12, 2011).

Viacom Agreements

10.1(a)	Amended and Restated Initial Public Offering and Split-Off Agreement among Blockbuster Inc., Viacom International Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(b)	Amended and Restated Release and Indemnification Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(c)	Letter Agreement, dated as of August 26, 2004, to the Amended and Restated Release and Indemnification Agreement (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.1(d)	Amended and Restated Transition Services Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(e)	Amended and Restated Registration Rights Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(f)	Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. dated June 18, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2005 (001-15153), filed on November 8, 2005).

10.1(g)	Amended and Restated Tax Matters Agreement between Blockbuster Inc. and Viacom Inc. dated June 18, 2004 (see Registration Statement on Form S-4 (333-116617), filed on June 18, 2004).

10.1(h)	Letter Agreement, dated as of October 24, 2008, to the Amended and Restated Initial Public Offering and Split-Off Agreement; the Amended and Restated Release and Indemnification Agreement; the Amended and Restated Registration Rights Agreement; the Amended and Restated Transition Services Agreement; the Amended and Restated Tax Matters Agreement; the Insurance Agreement; and the Agreement between and among Viacom Inc., Paramount Home Entertainment, Inc., Sumner Redstone and Blockbuster Inc. (see Current Report on Form 8-K (001-15153), filed on October 10, 2008).

10.1(i)	Amendment No. 1 to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc. dated October 24, 2008 (see Current Report on Form 8-K (001-15153), filed on October 10, 2008).

10.1(j)	Amendment No. 2 to the Amended and Restated Initial Public Offering and Split- off Agreement (see Current Report on Form 8-K (001-15153), filed on September 2, 2009).

10.1(k)	Notice to Citigroup of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

10.1(l)	Notice to Wachovia of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

10.1(m)	Notice to JP Morgan Chase Bank, N.A. of cancellation of Letter of Credit pursuant to the Amended and Restated Initial Public Offering and Split-Off Agreement between Blockbuster Inc. and Viacom Inc., dated as of January 5, 2010 (see Current Report on Form 8-K (001-15153), filed on January 14, 2010).

Executive Officer Employment and Separation Agreements

10.2(a)	Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 2, 2007 (see Current Report on Form 8-K (001-15153), filed on July 2, 2007).

10.2(b)	Employment Agreement between Blockbuster Inc. and Thomas Casey, effective September 12, 2007 (see Current Report on Form 8-K (001-15153), filed on September 12, 2007).

10.2(c)	Employment Agreement between Blockbuster Inc. and Eric Peterson, effective October 15, 2007 (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

10.2(d)	Employment Agreement between Blockbuster Inc. and Kevin Lewis, effective January 5, 2009. (see Annual Report on Form 10-K for the fiscal year ended January3, 2010 (001-15153), filed on March 16, 2010).

10.2(e)	Employment Agreement between Blockbuster Inc. and Thomas Kurrikoff, effective September 14, 2004. (see Annual Report on Form 10-K for the fiscal year ended January36, 2010 (001-15153), filed on March 16, 2010).

10.2(f)	Employment Agreement between Blockbuster Inc. and Douglas McHose, effective November 30, 2009. (see Annual Report on Form 10-K for the fiscal year ended January3, 2010 (001-15153), filed on March 16, 2010).

10.2(g)	Employment Agreement between Blockbuster Inc. and Bill Lee, effective May 26, 2009. (see Annual Report on Form 10-K for the fiscal year ended January3, 2010 (001-15153), filed on March 16, 2010).

10.2(h)	Employment Agreement between Blockbuster Inc. and Phillip K. Morrow, effective September 4, 2007. (see Annual Report on Form 10-K for the fiscal year ended January3, 2010 (001-15153), filed on March 16 , 2010).

10.2(i)	Amended and Restated Employment Agreement between Blockbuster Inc. and James W. Keyes, effective July 1, 2010 (see Current Report on Form 8-K (001-15153), filed on July 7, 2010).

10.2(j)	Amended and Restated Employment Agreement between Blockbuster Inc. and Thomas Casey, effective May 17, 2010 (see Quarterly Report on Form 10-K (001-15153), filed on August 13, 2010).

10.2(k)	Separation Agreement between Blockbuster Inc. and Thomas Casey, effective September 11, 2010 (see Current Report on Form 8-K (001-15153), filed on September 13, 2010).

Management Compensatory Plans and Forms of Award Agreements

10.3(a)	Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3(b)	Blockbuster Inc. 2004 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3(c)	Form of Performance-Based Restricted Share Award Agreement (September 2005 and February 2006 contingent awards) (see Current Report on Form 8-K (001-15153), filed on September 23, 2005).

10.3(d)	Form of Performance-Based Restricted Share Unit Award Agreement (September 2005 contingent awards) (see Current Report on Form 8-K (001-15153), filed on September 23, 2005).

10.3(e)	Form of Restricted Share Award Agreement (December 20, 2004 award) (see Current Report on Form 8-K (001-15153), filed on December 20, 2004).

10.3(f)	Form of Restricted Share Award Agreement (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix B to Schedule TO (005-56849), filed on November 9, 2004).

10.3(g)	Form of Restricted Share Unit Award Agreement for Residents of the United Kingdom Not Subject to U.S. Federal Income Taxation (Blockbuster tender offer to exchange outstanding options for restricted shares) (see Appendix C to Schedule TO (005-56849), filed on November 9, 2004).

10.3(h)	Form of Non-Qualified Stock Option Agreement pursuant to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan, as amended through October 6, 2004 (see Current Report on Form 8-K (001-15153), filed May 24, 2007).

10.3(i)	Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, as amended and restated through July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3(j)	Amendment No. 1 to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan, effective as of March 8, 2005 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (001-15153), filed on March 29, 2005).

10.3(k)	Blockbuster Inc. Excess Investment Plan, as amended effective December 10, 2003 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (001-15153), filed on March 15, 2004).

10.3(l)	Amendment to the Blockbuster Inc. Excess Investment Plan, dated as of July 20, 2004 (see Quarterly Report on Form 10-Q for the period ended September 30, 2004 (001-15153), filed on November 8, 2004).

10.3(m)	Blockbuster Inc. Excess Investment Plan, as amended and restated effective January 1, 2005 (see Current Report on Form 8-K (001-15153), filed on December 16, 2005).

10.3(n)	First Amendment to the Blockbuster Inc. Amended and Restated 1999 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3(o)	First Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3(p)	Second Amendment to the Blockbuster Inc. Amended and Restated Senior Executive Short-Term Incentive Plan dated August 5, 2008 (see Quarterly Report on Form 10-Q for the period ended October 5, 2008 (001-15153), filed on November 13, 2008).

10.3(q)	Second Amendment to the Blockbuster Inc. 2004 Long-Term Management Incentive Plan (as amended through October 6, 2004) effective May 28, 2009 (see Registration Statement on Form S-8 (333-160454), filed on July 7, 2009).

Director Compensation

10.4(a)	Summary of Non-Employee Directors’ Compensation (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

10.4(b)	Form of Deferred Share Unit Award Agreement for Non-Employee Directors (see Annual Report on Form 10-K for the fiscal year ended January 6, 2008 (001-15153), filed on March 6, 2008).

Director and Officer Indemnity Agreements

10.5	Form of Indemnification Agreement for Blockbuster Directors and Certain Blockbuster Officers (see Registration Statement on Form S-4 (333-122485), filed on February 2, 2005).

Credit Agreements

10.6(a)	Credit Agreement between Blockbuster Inc. and the banks named therein, dated August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6(b)	Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of August 20, 2004 (see Amendment No. 3 to the Registration Statement on Form S-4 (333-116617), filed on September 8, 2004).

10.6(c)	Supplement No. 1 to the Guarantee and Collateral Agreement among Blockbuster Inc., certain subsidiaries of Blockbuster Inc. and JPMorgan Chase Bank, dated as of December 22, 2004 (see Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (001-15153), filed on March 29, 2005).

10.6(d)	First Amendment, dated as of May 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Current Report on Form 8-K (001-15153), filed on May 6, 2005).

10.6(e)	Second Amendment and Waiver, dated as of August 8, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein, including Exhibit A thereto (Form of Mortgage) and Exhibit B thereto (Security Agreement) (see Quarterly Report on Form 10-Q for period ended June 30, 2005 (001-15153), filed on August 9, 2005).

10.6(f)	Third Amendment and Restatement, dated as of November 4, 2005, to Credit Agreement dated August 20, 2004 between Blockbuster Inc. and the banks named therein (see Quarterly Report on Form 10-Q for the period ended September 30, 2005 (001-15153), filed on November 8, 2005).

10.6(g)	First Amendment, dated as of April 10, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K (001-15153), filed on April 24, 2007).

10.6(h)	Second Amendment, dated as of July 2, 2007, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005 (see Current Report on Form 8-K (001-15153), filed on July 18, 2007).

10.6(i)	Amendment Agreement, dated as of April 2, 2009, to Credit Agreement dated August 20, 2004, as amended and restated as of November 4, 2005, which includes as Exhibit A: Credit Agreement between Blockbuster Inc. and the banks named therein, as amended and restated as of April 2, 2009, and as Exhibit B: Form of Assignment and Assumption (see Annual Report on Form 10-K for the fiscal year ended January 4, 2009 (001-15153), filed on April 6, 2009).

10.6(j)	Loan Agreement between Blockbuster Canada Co. and Callidus Capital Corporation, dated May 8, 2009 (see Quarterly Report on Form 10-Q for the period ended April 5, 2009 (001-15153), filed on May 15, 2009).

10.6(k)	Second Amendment Agreement, dated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto, which includes as Exhibit A the Amended and Restated Credit Agreement dated as of August 20, 2004, as amended and restated as of April 2, 2009, and as further amended and restated as of October 1, 2009, among Blockbuster, Inc., JPMorgan Chase Bank, N.A., as administrative agent and issuing banks agent, and the issuing banks party thereto (see Current Report on Form 8-K (001-15153), filed on October 5, 2009).

Other Exhibits

21.1*	List of Subsidiaries of the Registrant.

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Furnished Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCKBUSTER INC.

By:	/S/ BRUCE W. LEWIS
Bruce W. Lewis Principal Executive Officer Principal Financial Officer and Secretary

Date: July 12, 2011